Form 10QSB
period 1999-10-31
ELECTRIC CITY CORP
filed 2000-01-25
CIK 1065860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended October 31, 1999


[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from _________ to __________

                       Commission file number _______________________________

                             ELECTRIC CITY CORP.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                       36-4197337
 -------------------------------                -------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation  or  organization)

             1280 Landmeier Road, Elk Grove Village, Illinois 60007
                    (Address of principal executive offices)

                                 (847) 437-1666
                           (Issuer's telephone number)

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:____________________________________
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                               ELECTRIC CITY CORP.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED OCTOBER 31, 1999


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheets - April 30, 1999 and October 31, 1999                           3
Statements of Operations - Three Months Ended October 31, 1998 and 1999        5
Statements of Operations - Six Months Ended October 31, 1998 and 1999          6
Statements of Stockholders' Equity -
     Six Months Ended October 31, 1998 and 1999                                7
Statements of Cash Flows - Three Months Ended October 31, 1998 and 1999        8
Statements of Cash Flows - Six Months Ended October 31, 1998 and 1999          9
Notes to Condensed Consolidated Financial Statements                          11
Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            14

PART II - OTHER INFORMATION                                                   17
Item 3 - Exhibits and Reports on Form 8-K                                     17
Signature                                                                     17
Exhibit Index                                                                 17

                         PART I - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS



                                                             Electric City Corp.


                                                                  Balance Sheets
                                                                     (Unaudited)
--------------------------------------------------------------------------------




                                                   October 31,        April 30,
                                                      1999               1999
--------------------------------------------------------------------------------
Assets

Current Assets
     Cash and cash equivalents                    $  7,880,470    $    484,162
     Accounts receivable, net                          854,866         118,272
     Inventories                                       741,577         459,882
     Other                                               1,529         213,332
--------------------------------------------------------------------------------

Total Current Assets                                 9,478,442       1,275,648
--------------------------------------------------------------------------------

Property and Equipment                               1,577,009       1,285,320

Less accumulated depreciation                          (88,352)        (30,353)
--------------------------------------------------------------------------------

Net Property and Equipment                           1,488,657       1,254,967

Cost in Excess of Assets Acquired,
     net of amortization of $147,123                 3,215,692            --
--------------------------------------------------------------------------------











                                                  $ 14,182,791    $  2,530,615
================================================================================

                                 See accompanying notes to financial statements.

                                                             Electric City Corp.


                                                                  Balance Sheets
                                                                     (Unaudited)
--------------------------------------------------------------------------------




                                                   October 31,        April 30,
                                                      1999               1999
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Due to seller                                $  1,792,000    $       --
     Line of credit and current maturities
          of long-term debt                            129,405          18,112
     Notes payable to stockholders                        --           500,000
     Accounts payable                                  806,828         184,160
     Accrued expenses                                  172,342          98,172
     Amounts refundable from private placement         220,500            --
     Deferred revenue                                  175,000            --
--------------------------------------------------------------------------------

Total Current Liabilities                            3,296,075         800,444
--------------------------------------------------------------------------------

Deferred Revenue                                       437,500            --

Long-Term Debt                                         775,314         770,239
--------------------------------------------------------------------------------

Common Stock Subject to Recession                    8,950,382            --

Stockholders' Equity
     Common stock,  $.0001 par value,
         30,000,000 shares authorized,
         26,091,500 and 24,388,250 issued
         and outstanding as of October 31, 1999
         and April 30, 1999, respectively                2,609           2,438
     Additional paid-in capital                      8,676,742       6,097,518
     Accumulated deficit                            (7,955,831)     (5,140,024)
--------------------------------------------------------------------------------

Total Stockholders' Equity                             723,520         959,932
--------------------------------------------------------------------------------

                                                  $ 14,182,791    $  2,530,615
================================================================================

                                 See accompanying notes to financial statements.

                                                             Electric City Corp.


                                                        Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------




Three months ended October 31,                          1999            1998
--------------------------------------------------------------------------------


Revenue                                           $    933,757    $     21,400
--------------------------------------------------------------------------------

Expenses
     Cost of sales                                     796,177           8,800
     Selling, general and administrative             1,849,900         265,480
--------------------------------------------------------------------------------


Total expenses                                       2,646,077         274,280
--------------------------------------------------------------------------------


Operating loss                                      (1,712,320)       (252,880)
--------------------------------------------------------------------------------


Other Income (Expense)
     Amortization of cost in excess                    (84,070)           --
     Interest income                                    56,825           4,261
     Interest expense                                  (62,999)        (10,267)
--------------------------------------------------------------------------------


Total other expense                                    (90,244)         (6,006)
--------------------------------------------------------------------------------


Net Loss                                          $ (1,802,564)   $   (258,886)
================================================================================


Basic and Diluted Loss Per Common Share                  (0.07)          (0.01)
================================================================================

Weighted Average Shares Outstanding                 26,802,586      22,358,315
================================================================================



                                 See accompanying notes to financial statements.

                                                             Electric City Corp.


                                                        Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------




Six months ended October 31,                    1999            1998
--------------------------------------------------------------------------------

Revenue                                    $  1,777,279    $     21,400
--------------------------------------------------------------------------------

Expenses
     Cost of sales                            1,465,039           8,800
     Selling, general and administrative      2,923,590         513,196
--------------------------------------------------------------------------------

Total expenses                                4,388,629         521,996
--------------------------------------------------------------------------------

Operating loss                               (2,611,350)       (500,596)
--------------------------------------------------------------------------------

Other Income (Expense)
     Acquisition cost                              --        (1,200,272)
     Amortization of cost in excess            (147,123)           --
     Interest income                             64,981           6,982
     Interest expense                          (122,315)        (10,267)
--------------------------------------------------------------------------------

Total other expense                            (204,457)     (1,203,557)
--------------------------------------------------------------------------------

Net Loss                                   $ (2,815,807)   $ (1,704,153)
================================================================================

Basic and Diluted Loss Per Common Share           (0.11)          (0.08)
================================================================================

Weighted Average Shares Outstanding          26,141,592      21,661,958
================================================================================


                                 See accompanying notes to financial statements.

                                                             Electric City Corp.


                                               Statement of Stockholders' Equity
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                   Additional                      Total
                                                         Common     Paid-in     Accumulated    Stockholders'
                                         Shares           Stock     Capital        Deficit         Equity
-------------------------------------------------------------------------------------------------------------
Balance, April 30, 1999                24,388,250   $     2,438   $ 6,097,518    $(5,140,024)   $   959,932

Issuance of shares in exchange for
     services received                    103,250            11       260,134           --          260,145

Acquisition of assets of Marino
     Electric, Inc.                     1,600,000           160     2,095,840           --        2,096,000

Discount on shares issued in private
     placement                               --            --         600,000           --          600,000

Commissions paid on private
     placement shares subject to
     recession                               --            --        (376,750)          --         (376,750)

Net loss for the six months ended
     October 31, 1999                        --            --            --       (2,815,807)    (2,815,807)
-------------------------------------------------------------------------------------------------------------

Balance, October 31, 1999              26,091,500   $     2,609   $ 8,676,742    $(7,955,831)   $   723,520
=============================================================================================================

                                 See accompanying notes to financial statements.

                                                             Electric City Corp.


                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------




Three months ended October 31,                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                        $(1,802,564)   $  (258,886)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation and amortization                   118,319          5,812
         Issuance of shares and warrants
              in exchange for services rendered            9,709           --
         Discount on stock sold
              in private placement                        600,000           --
         Expenses paid on behalf of company                 --            1,880
         Changes in assets and liabilities,
           net of acquisition
              Accounts receivable                       (256,268)       (20,475)
              Inventories                                (38,214)       (78,940)
              Prepaid expenses                            (1,529)          --
              Accounts payable                           257,648         68,869
              Accrued expenses                            51,232         10,518
              Deferred revenue                           (12,500)          --
--------------------------------------------------------------------------------

Net cash used in operating activities                 (1,074,167)      (271,222)
--------------------------------------------------------------------------------

Cash Flows Used in Investing Activities
     Purchase of property and equipment                 (106,832)       (76,874)
--------------------------------------------------------------------------------

Cash Flows Provided by Financing Activities
     Line of credit - net                               (100,000)          --
     Payments on long-term debt                           (8,813)        (3,485)
     Proceeds from private placement                   5,314,957           --
     Borrowings                                           29,397           --
     Amounts refundable from private placement           220,500           --
     Payments on loan from stockholders                 (200,000)          --
--------------------------------------------------------------------------------

Net cash provided by (used in) financing activities    5,256,041         (3,485)
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents   4,075,042       (351,581)

Cash and Cash Equivalents, at beginning of period      3,805,428        515,572
--------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of period          $ 7,880,470    $   163,991
================================================================================



Supplemental Cash Flow Disclosure

  In August 1998, the Company purchased a building in exchange for an $800,000 mortgage and 170,000 shares of the Company's common stock, valued at $2 per share.


                                 See accompanying notes to financial statements.

                                                             Electric City Corp.


                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------




Six months ended October 31,                               1999           1998
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                        $(2,815,807)   $(1,704,153)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation and amortization                   205,020          5,940
         Issuance of shares and warrants
           in exchange for services rendered             260,145      1,200,272
         Discount on stock sold
           in private placement                          600,000           --
         Expenses paid on behalf of company                 --           76,719
         Changes in assets and liabilities,
           net of acquisition
              Accounts receivable                       (736,594)       (20,475)
              Inventories                                 60,305       (103,561)
              Prepaid expenses                           211,803           --
              Accounts payable                           622,668         78,198
              Accrued expenses                            74,170         10,518
              Deferred revenue                           612,500           --
--------------------------------------------------------------------------------

Net cash used in operating activities                   (905,790)      (456,542)
--------------------------------------------------------------------------------

Cash Flows Used in Investing Activities
     Purchase of property and equipment                 (108,402)       (76,874)
--------------------------------------------------------------------------------

Cash Flows Provided by Financing Activities
     Line of credit - net                                100,000           --
     Payments on long-term debt                          (13,029)        (3,485)
     Proceeds from private placement - net             8,573,632           --
     Proceeds from stock issuance                           --          426,977
     Borrowings                                           29,397           --
     Amounts refundable from private placement           220,500           --
     Proceeds from loan from stockholders                   --          246,000
     Payments on loan from stockholders                 (500,000)          --
--------------------------------------------------------------------------------

Net cash provided by financing activities              8,410,500        669,492
--------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents              7,396,308        136,076

Cash and Cash Equivalents, at beginning of period        484,162         27,915
--------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of period          $ 7,880,470    $   163,991
================================================================================

                                                             Electric City Corp.


                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------




Six months ended October 31,                                 1999         1998
--------------------------------------------------------------------------------

Supplemental Cash Flow Disclosure

     In May 1999, the Company  purchased certain
     assets  of  Marino  Electric   through  the
     issuance of 1,600,000 shares of common stock ($2,096,000) and an amount due to the seller of $1,792,000. The purchase price exceeded the fair value of the assets acquired by $3,362,815. This amount has been accounted for as goodwill and will be amortized over 10 years. The following is the fair value of the assets acquired.

         Inventory                                       $  342,000
         Fixed assets                                       183,185
--------------------------------------------------------------------

                                                         $  525,185
====================================================================


                                 See accompanying notes to financial statements.

                                                             Electric City Corp.

                                                   Notes to Financial Statements

    (The information as of October 31, 1999 and April 30, 1999 and for the three months and six months ended October 31, 1999 and 1998 is unaudited)
--------------------------------------------------------------------------------


1.     Basis of Presentation       The financial  information included herein is
                                   unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

                                   The results of operations for the six-month and three-month period ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.



2.     Line-of-Credit Agreement    In July  1999,  the  Company  entered  into a
                                   $500,000   line-of-credit    agreement   with
                                   LaSalle  Bank N.A.  This line of credit bears
                                   interest at prime (8.25% at October 31, 1999)
                                   plus  one  percent  and  expires  on July 12,
                                   2000.  At  October  31,  1999,  $100,000  was
                                   outstanding    under   this    line-of-credit
                                   agreement.


3.      Private Placement          In July 1999,  the Company  issued a  private
                                   placement  offering under Regulation D of the
                                   Securities  Act of 1993. The offering was for
                                   a minimum of 660,000  shares and a maximum of
                                   2,200,000  shares at $4.50 per  share.  As of
                                   October 31,  1999,  the Company had  received
                                   cash  proceeds,   net  of   commissions,   of
                                   $8,573,632 in exchange for  2,113,182  shares
                                   of common  stock.  (See Note 7). As discussed
                                   below,   certain   common   stock  issued  in
                                   connection   with  this   private   placement
                                   offering   were   sold  for  less   than  the
                                   established offering price of $4.50.

                                   500,000 shares of common stock were sold to the Maslo Fund at $3.75 per share. The Company has recognized $375,000 of marketing expense for the difference between the private placement offering price and the cash received for these shares.

                                   300,000 shares of common stock were sold to Madison Trading at $3.75 per share. The Company has recognized $225,000 of marketing expense for the difference between the private placement offering price and the cash received for these shares.

                                                             Electric City Corp.

                                                   Notes to Financial Statements

    (The information as of October 31, 1999 and April 30, 1999 and for the three months and six months ended October 31, 1999 and 1998 is unaudited)
--------------------------------------------------------------------------------


4.      Acquisition of Marino      In   January   1999,   the  Company   agreed,
        Electric Assets            subject to an  appraisal,  to acquire certain
                                   assets of Marino  Electric,  Inc. from Joseph
                                   Marino,  a related  party,  for $1,792,000 in
                                   cash and 1,600,000 shares ($1,600,000) of the
                                   Company's   common  stock.   The  Company  is
                                   accruing  interest expense at 9% per annum on
                                   the unpaid cash  balance.  The  closing  took
                                   place  effective  May 24, 1999. As Mr. Marino
                                   owns less than 50% of the common stock of the
                                   Company, the transaction was accounted for by
                                   the  purchase   method  of  accounting.   The
                                   purchase  price of  $3,392,000  exceeded  the
                                   fair   value  of  the  assets   acquired   by
                                   approximately   $2,867,000   which   will  be
                                   amortized on a straight-line basis over 10 years. The results of operations of Marino
                                   Electric from the date of the acquisition are reflected in the statement of operations for the six-month and three-month period ended
                                   October 31, 1999.


5.     Stock Split                 The  Company  effected  a  two-for-one  stock
                                   split effective July 30, 1999. The stock split has been retroactively reflected in the financial statements as of and for the three months ended October 31, 1999 and 1998, respectively.


6.      Net Loss Per Share         The Company  computes  loss  per share  under
                                   Statement of Financial  Accounting  Standards
                                   No. 128 "Earnings Per Share." The statement requires presentation of two amounts, basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighed average common shares outstanding. Dilutive earnings per share would include all common stock equivalents. The Company has not included the outstanding options or warrants as common stock equivalents because the effect would be antidilutive.

                                                             Electric City Corp.

                                                   Notes to Financial Statements

    (The information as of October 31, 1999 and April 30, 1999 and for the three months and six months ended October 31, 1999 and 1998 is unaudited)
--------------------------------------------------------------------------------



7.      Common Stock               In  October 1999,  the  Company  completed  a
        Subject to Recession       private  placement of up  to 2,200,000 shares
                                   of  its  common  stock  in an  offering  made
                                   pursuant  to  Regulation  D and Rule 506 (the
                                   "506   Offering").   The   proceeds  of  this
                                   offering  are to be used for  payment  of the
                                   cash   portion   of   the   Marino   Electric
                                   acquisition, inventory, repay indebtedness to
                                   the  principal  stockholders  and for general
                                   working capital purposes.  As a result of the
                                   Company's  statements  made in certain  press
                                   releases  issued during the 506 offering,  it
                                   is possible, but not altogether certain, that
                                   such statements  might be considered  general
                                   solicitation  which  is  not  permitted  in a
                                   nonpublic   offering   under   Rule  506  and
                                   therefore,  a violation  of the  registration
                                   provisions of Section 5 of the Securities Act
                                   of 1933, as amended. As a result, the Company
                                   may  be in  violation  of  Section  5 of  the
                                   Securities  Act  of  1933,  as  amended,  and
                                   consequently,   certain  investors  may  have
                                   recession rights as to the shares  purchased.
                                   Such  investors may have the right to rescind
                                   these  purchases of common stock for a period
                                   of one year from the date of  purchase of the
                                   common stock.  Based upon the close  business
                                   relationship  some  investors  have  with the
                                   Company and its management and  relationships
                                   that  others  have  with  management  of  the
                                   Company,  the Company  does not believe  that
                                   investors   owning  a   material   amount  of
                                   securities purchased in the 506 offering would demand recession and any such recession would not have a material effect on the Company's financial position.

                                   As the possibility of recession does exist, the shares subject to recession have been reported as mezzanine equity in the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of up dating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

The Company has a short operating history. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business.

Results of Operations.

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

The Company's total sales for the quarter ended October 31, 1999 were $933,757, an increase of $912,357 from the same quarter in the previous year. Approximately one third of the increase in sales was from the sale of EnergySaver units; the rest of the increase was from the sale of switching gear and distribution panels. The Company had no sales of switching gear product prior to purchasing certain assets of Marino Electric, Inc. ("Marino Electric") in late May 1999. The Company sold approximately 20 EnergySaver units during the quarter.

The Company's cost of sales for the quarter ended October 31, 1999 was $796,177 as compared to $8,800 in 1998. The increase in cost of sales was due to the increase in sales activity resulting from the acquisition of Marino Electric and increased sales of EnergySaver units. The gross margin was during the quarter was 14.7%. The Company believes that its gross margin will improve as revenue from the sales of EnergySavers becomes a large portion of its total sales.

Total selling, general and administrative expense ("SG&A") for the quarter ending October 31, 1999 was $1,849,900, as compared to $265,480 in 1998.
Included in the 1999 figure is a $600,000 charge related to the discount on shares issued as part of a private placement (the "Private Placement", as discussed below). The Company also incurred significant professional fees for legal and accounting services related to the Private Placement during the quarter. Professional fees recorded during the quarter totaled $235,073. Total payroll expense included in SG&A during the quarter was $363,409, or 19.6% of the total. Other significant components of SG&A were advertising, insurance, depreciation, research and development and utilities.

Other non-operating expense for the quarter ended October 31st was $90,244 for 1999 and $6,006 for 1998. Other Expense for the most recent quarter included amortization of the goodwill associated with the purchase of Marino Electric of $84,070. Since this purchase closed in May of 1999, there was no such amortization expense in 1998. The Company also recorded interest expense of $62,999 during the quarter, $40,320 of which was associated with the note due to the seller of Marino Electric, and $11,813 was related to the mortgage on the Company's facility in Elk Grove Village. Other interest expense included interest on the working capital facility and on notes payable to stockholders. The notes payable to stockholders were repaid in full on October 25, 1999. Interest earned on investments during the quarter totaled $56,825.

Six Months Ended October 31, 1999 Compared to Six Months Ended October 31, 1998

The Company acquired certain assets of Marino Electric, Inc. in late May 1999. The six months ended October 31, 1999, therefore incorporates only five months of contribution from Marino Electric.

The Company's revenue for the six months ending October 31, 1999 totaled $1,777,279, an increase of $1,755,879 from the same period in 1998. Approximately 29% of the total revenue recorded during the period was from the sale of EnergySaver units; the remaining revenue was generated through the sale of switching gear and distribution panels.

The Cost of Sales for the period increased $1,456,239 to $1,465,039. This increase in the cost of sales was related to the increased sales activity realized during the period. The gross margin for the period ended October 31, 1999 was 17.6%.

Selling, general and administrative expense for the six-month period ending October 31, 1999 was $2,923,590 as compared to $513,196 in 1998. The company incurred significant professional and consulting expenses during the period, a large portion of which the Company expects to be non-recurring. The total expense attributable to outside consultants and professionals was $729,528. SG&A for the period also includes a $600,000 charge related to shares issued at a discount as part of the Private Placement. Total payroll expense included in SG&A was $618,462 or 21.0% of the total overhead. Other significant components of SG&A were research and development, advertising, insurance, depreciation and utilities.

Other non-operating expense for the period, which includes amortization of goodwill and net interest expense, totaled $204,457 during 1999, versus $1,203,557 during 1998. The Company recorded amortization of goodwill related to the purchase of Marino Electric of $147,123 for the six-month period ending October 31, 1999. Since this purchase closed in May of 1999, there was no such amortization expense in 1998. Interest expense included $69,888 for interest on the Marino Electric seller's note, $28,569 for the mortgage on the Company's building in Elk Grove Village, $15,128 from the notes due stockholders, $7,829 for the working capital line and $437 of other interest expense. This was partially offset by interest earned on investments of $64,981. Other non-operating expenses during 1998 included a $1,200,272 charge related to the purchase of Pice Products Corporation.

Liquidity and Capital Resources

The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside consultants including those providing accounting and legal services, and the funding of inventory and accounts receivable, and capital expenditures. The primary source of cash has been the Private Placement of the Company's common stock.

In July of 1999, the Company commenced an offering to sell 2,200,000 shares of its common stock. As of October 31, 1999 the Company had raised $8,573,632 through the issuance of 2,113,182 shares. As is discussed more in note 7 to the financial statements, the funds raised as part of the Private Placement may be subject to recession. Based upon the close business relationship some investors have with the Company and its management and relationships that others have with management of the Company, the Company does not believe that investors owning a material amount of the securities purchased in the Private Placement would demand recession and any such recession would likely not have a material effect on the Company's financial position.

In July 1999, the Company entered into a $500,000 line-of-credit from LaSalle Bank N.A. As of October 31, 1999 there was $100,000 outstanding under this line of credit. The Company elected to cancel the line of credit in December 1999 because it was not needed as a result of the cash generated through the Private Placement.

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

Net cash increased $4,075,042 during the three months ended October 31, 1999. Net cash used in operating activities was $1,074,167 attributable primarily to the net loss of $1,802,564. Cash supporting net working capital declined $369 during the period.

Net cash used in investing activities was $106,832 representing capital expenditures for the purchase of shop equipment and office equipment.

Net cash provided by financing activities totaled $5,256,041. The Company received $5,235,457 in proceeds from the sale of stock under the Private Placement, $220,500 of which has been classified as refundable. The Company also raised $29,397 during the quarter to finance the purchase of two automobiles. Offsetting these sources of funds was a $100,000 reduction in the line of credit, the repayment of $200,000 in loans from stockholders and the repayment of $8,813 in principal on the mortgage on the Company facility in Elk Grove Village Illinois.

Six Months Ended October 31, 1999 Compared to Six Months Ended October 31, 1998

Net cash increased $7,396,308 during the six-month period ending October 31, 1999. Net cash used in operating activities totaled $905,790, attributable to the net loss of $2,815,807, which was partially offset by a $232,352 decline in working capital and $612,500 deposits received from distributors which has been classified as deferred revenue.

Cash used in investing activities total $108,402, entirely attributable to the purchase of shop and office equipment.

Financing activities generated $8,410,500 during the six-month period. The Private Placement raised $8,794,132, of which $220,500 has been classified as refundable. The Company increased the borrowings on its credit line by $100,000 and financed the purchase of two automobiles for $29,397. Cash was used to repay loans from stockholders in the amount of $500,000 and the principal balance on the mortgage was reduced by $13,029 during the period.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 1999, the Company received notice that John Prinz & Associates, LLC ("Prinz") had initiated an action for damages arising out of a Consulting Agreement (the "Agreement") entered into between Prinz and the Company on April 16, 1999 for Prinz to act as a consultant and promoter on behalf of the Company. Prinz alleges that the Company breached the Agreement by failing to pay Prinz for services rendered under the Agreement. The Company denies the allegations and is defending the action. It is too early in the proceeding to determine its outcome.


Item 2.  Changes in Securities

See Notes 3, 4, 5 and 7 to the Financial Statements above.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K.

(a) Exhibits--none.
(b) Reports on Form 8-K--registrant was not required to file a Form 8-K during the quarter ended October 31, 1999.




                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ELECTRIC CITY CORP.:


Dated: January 24, 2000           By:        /ss/ Brian Kawamura
                                      ----------------------------------------
                                  Its: President- Its: Chief Operating Officer


Dated: January 24, 2000           By:        /ss/ John Mitola
                                      ----------------------------------------

                                  Its: Chief Executive Officer


Dated: January 24, 2000           By:        /ss/ Jeff Mistarz
                                      ----------------------------------------

                                  Its: Chief Financial Officer