Form 10KSB40
period 1999-12-31
ELECTRIC CITY CORP
filed 2000-05-02
CIK 1065860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|_|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

         For the fiscal year ended ____________________________________

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from 5/1/99 to 12/31/99
                                               ------    --------
                         Commission file number  000-2791
                                                 --------

                               Electric City Corp.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      36-4197337
------------------------------------------  ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1280 Landmeier Road, Elk Grove Village, IL              60007-2410
------------------------------------------  ------------------------------------
 (Address of principal executive offices)               (Zip Code)

Issuer's telephone number (847) 437-1666
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered

____________________________________   _________________________________________

____________________________________   _________________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.0001 Par
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $2,730,184
                                                         -----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2000 was $70,276585.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 28,269,318 Common Stock as of March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None |X|

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                     PART I

Item 1. Description of Business.

      Electric City Corp. ("Electric City" or the "Company") is a company that was formed to acquire and commercialize a proprietary device and proprietary software package that reduces the amount of electricity required to power various lighting devices in commercial buildings, factories, and office structures, as well as street and parking lot lighting. All share amounts presented herein reflect the 2 for 1 share stock split on all outstanding shares of common stock effective July 30, 1999.

      Electric City has begun to manufacture and sell its EnergySaver State of the Art Lighting Control Technology (hereinafter referred to as the "EnergySaver"), an energy management and savings system which utilizes the technology, in the U.S., North America and portions of South America under an exclusive license agreement. Electric City's activities to date have included raising capital, developing prototypes and installing test systems at test sites in the U.S. and the limited sale of systems.

      In January, 1999, Electric City entered into an agreement to purchase, subject to an appraisal, most of the assets, including inventory, of Marino Electric, Inc. ("Marino Electric"). Marino Electric was a local designer and manufacturer of custom electrical switchgear and distribution panels owned by Joseph C. Marino, a director and principal shareholder of Electric City. The purchase price of $3,888,000 consists of the issuance of 1,600,000 shares of Electric City common stock ($2,096,000) and $1,792,000 in cash. The closing of the purchase took place effective May 24, 1999. Electric City plans to increase overall revenues by marketing and distributing Marino Electric products in tandem with the EnergySaver.

      Pursuant to the License Agreement dated January 1, 1998 between Giorgio Reverberi, the owner of the Italian patent on a proprietary device and proprietary software package underlying the EnergySaver, and Joseph C. Marino, a director and principal shareholder of Electric City (who sublicensed the rights to Electric City), Electric City must pay Reverberi a royalty of $300 for each product unit made by or for Electric City and sold by Electric City. Pursuant to an amendment dated January 28, 2000, Reverberi agreed to split the $300 royalty as follows: $200 to Reverberi and $100 to Joseph C. Marino.

      Electric City was initially formed as a Delaware limited liability company (Electric City, L.L.C.) on December 5, 1997 to acquire the above-referenced license and commercialize the application of a patented device that reduces the amount of electricity required to power various lighting devices in commercial buildings, factories, office structures and street and parking lot lighting.

      On February 4, 1998, an Operating Agreement was entered into between Electric City, L.L.C.'s two members each owning 50%, Joseph C. Marino, who on May 2, 1998, assigned his interest to Pino, L.L.C. ("Pino"), which is controlled by Mr. Marino and NCVC L.L.C., which is controlled by Victor Conant, Kevin McEneely, and Nikolas Konstant through dy/dx Consulting, LLC, a Delaware limited liability company. On June 5, 1998, Electric City, L.L.C.

merged with and into Electric City Corp. and Joseph C. Marino sublicensed his rights under the Reverberi license agreement to Electric City for use in the U.S.

      In June 1998, Electric City issued 1,200,272 shares of its common stock with a fair market value of $1,200,272 representing approximately six (6%) percent of Electric City's issued and outstanding common stock, to the approximately 330 shareholders of Pice Products Corporation ("Pice"), an inactive, unaffiliated company with minimal assets, pursuant to merger agreement under which Pice was merged with and into Electric City. The number of shares issued to Pice was determined and negotiated with the principals of Pice by the Company's Board of Directors as a whole and was concluded by the Board to be an "arm's length transaction" in that none of the Board of Directors was in any way affiliated with, or related to the principals of Pice. The purpose of the merger was to substantially increase the number of shareholders of Electric City to facilitate the establishment of a public trading market for Electric City common stock. Trading in Electric City common stock commenced on August 14, 1998 through the OTC Bulletin Board under the trading symbol "ECCC".

      During July 1998, Electric City acquired its present corporate headquarters, manufacturing and warehouse located at 1280 Landmeier Road, Elk Grove Village, Illinois for the purchase price of $1,140,000 (of which $800,000 was borrowed by way of a mortgage) and $340,000 was paid by the issuance of 340,000 shares of its common stock. The mortgage debt bears interest at the rate of 8.25% per annum and is payable in monthly installments of principal and interest of $6,876 until August 2003, with a final balloon payment of $710,000 due in August 2003. The rate will be adjusted on August 1, 2001 to Prime minus 0.25%.

      Through December 31, 1999, Electric City had sold 117 EnergySaver systems to commercial clients within the United States. These sales resulted in gross revenues of approximately $1,015,000. In addition, demonstration EnergySaver units have been installed for test periods in some City of Chicago buildings, including at O'Hare International Airport and several public libraries. During the eighth month period ending December 31, 1999 the EnergySaver accounted for approximately 30 % of the Company's sales.

      Electric City's activities to date have included raising capital, establishing a sales distribution network, selling the EnergySaver product and assembling the EnergySaver product at Electric City's principal facilities located at 1280 Landmeier Road, Elk Grove Village, Illinois.

Business of Marino Electric

      Marino Electric is a local designer and manufacturer of custom electrical switching gear and distribution panels which serve to distribute electricity from a building's principal power source to the various electric switches within a building. Marino Electric's products can be found in many buildings in the Chicago area.

      Marino Electric's principal customers are electrical contractors for commercial building projects. Most Marino Electric contracts involve the custom manufacturing of electrical switching gear and distribution panels for such projects. In addition, Marino Electric fabricates cases (electrical boxes) and assembles circuit breakers, bus bars and switches. Marino Electric's principal parts suppliers are Cutler Hammer and Siemens.

      Since Electric City's EnergySaver is attached to a building's electric distribution panel, Electric City plans to increase overall revenues for the combined entity by marketing and distributing Marino Electric products in tandem with the EnergySaver, which can be incorporated directly into the distribution panel for new construction projects. The combination of the two businesses is also expected to generally result in national exposure for Marino Electric's business.

Product - The EnergySaver

      The EnergySaver is a computer controlled voltage regulation system that consists of control panels containing electrical parts in a free standing enclosure which is connected between the power line and the building's electrical lighting circuits. Regardless of the efficiency of the current lighting system, the type of lamp/ballast used, whether for indoor or outdoor lighting applications, the EnergySaver is programmable to provide the amount of power that each lighting situation needs to function. The fluctuations (power spikes, drops and surges) inherent in any power supply are significantly reduced, resulting in a reduction of heat generated within a lighting system, which in turn enhances lamp/ballast life. The EnergySaver regulates the power, while reducing volts, amps and kilowatts. The EnergySaver has an on-board computer with intelligent software that provides constant control and self-diagnosis and that can be easily accessed directly or remotely via modem or two-way radio. The user, or customer, can control, through the software, the amount of savings desired, from 0% to 50%. Electric City manufactures EnergySavers of varying sizes and capacities to address differing lighting situations.

      The Company believes the benefits derived from the EnergySaver are substantial. These benefits include reducing the amount of energy required to power lighting systems by up to 50%, while increasing the operating life of lighting bulbs and ballasts, which supplies power to bulbs within the fixture. The EnergySaver interfaces with new and or existing lighting panels, ballasts, and lamps without modifications. The EnergySaver provides output voltage stability, reducing spikes and surges while providing protection from lightning strikes, electrical shocks and power interruptions. The EnergySaver also reduces the heat generated by the lighting system through its operation of that system with less electricity used.

Sales and Distribution

      Electric City has established regional distributors ("Regional Distributors") to carry and market the EnergySaver. Regional Distributors sign multiyear agreements for product distribution. Regional Distributors secure dealers to assist in their marketing and sales efforts. Both Regional Distributors and other dealers make their profit via product markup.

      Electric City, by the end of 1999 established 21 exclusive distribution agreements covering a large portion of the U.S. The distribution agreements are standard 10 year agreements with varying terms of territory, quotas, and payment terms based on the market covered within the agreement. The agreements have sales quotas that increase throughout the term and contain penalties for failure to meet those quotas. Non-performance, among other penalties, could result in the distributor's loss of the exclusive territory. Nonperformance relates in each instance to quota achievement and payment within the said payment terms of the agreement(generally 30-60 days with select areas requiring a 10% deposit upon order placement). Agreements are renewable after the 10-year period at the discretion of Electric City. Agreements terminate at the sole discretion of Electric City if any term is not met. Exclusive distributors operate exclusively in their named territory meaning they establish dealerships within that market and manage the sales, installation, product maintenance, and sales support within the market. Upon selling outside the said exclusive market, the exclusive distributor operates as a dealer in the markets of another exclusive distributor, meaning they manage end user sales only. The Company, in a series of press releases has announced the signing of the distributor agreements. In press releases dated March 26, 1999 announcing the Texas, Virginia, Tennessee, Missouri and Kentucky Distributor Agreements, the April 8, 1999 announcing Wisconsin Distributor Agreement, and the April 13, 1999 announcing Colorado and Nebraska Distributor Agreements, the Company inadvertently announced that the agreements had guaranteed sales beyond the first year of the agreement. In fact, these agreements do not have guaranteed sales after the first year of the agreement. Thereafter, all press releases correctly reflected that the distributor agreements only have guaranteed sales for the first year of the agreement.

      As the result of certain distributors failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company has entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states have not agreed with the proposed restructuring of the distributorship agreements and have threatened legal action. Management denies all of the claims made by the distributors and plans to counterclaim to collect the minimum purchase amounts and to enforce all of the Company's rights under the agreements. The three distributors have made a variety of assertions, including, inter alia, contending that the Company and/or its officers made misrepresentations regarding the financial condition of the Company, the products' capabilities and whether certain entities were customers of the Company, which allegedly induced them to become distributors and stockholders to their alleged damage. They also claim breaches of the distribution agreements including inter alia, failure to provide adequate support for sales efforts, failure to furnish products that conform with contractual requirements and wrongful efforts to take away and/or interfere with the exclusivity of the distributors' rights. The type of claims they contend they may assert are securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortious interference. No complaint has yet been filed and no specific damage number has been articulated by the distributors, but they contend that the damage claims will be in the millions of dollars. Management denies all of the claims made by the distributors and intends to fully and vigorously defend the claims. If, and when, a legal proceeding is commenced, it is anticipated that counterclaims against the distributors will be filed by the Company relating to the lack of performance and other actions of the distributors. The Company has retained the firm of Katten, Muchin, Zavis, of Chicago, Illinois, to advise and defend the Company. While the Company believes the distributor claims are frivolous and that the Company will prevail in its counterclaims, it is not able to definitively determine the ultimate outcome of such claims and can not estimate the amount of potential losses. However, if the distributors were successful, their claims could materially effect the financial position and results of operations of the Company.

      Electric City has begun to establish a direct sales force to target large national or multinational companies. These sales people will focus their efforts on the energy engineering staffs of these companies, which can analyze and recommend the purchase of a device such as the EnergySaver for their multiple sites.

      In addition, Electric City distributors plan to distribute the EnergySaver in tandem with the electric distribution panels manufactured by Marino Electric.

      Complimenting the EnergySaver and electric distribution panels manufactured by Marino Electric, the Company has recently introduced the SystemCommander. While the base EnergySaver is focused on providing significant lighting energy reduction with minimal loss in lighting levels, the SystemCommander can be used to achieve more aggressive levels of energy reduction with some loss in lighting levels. The SystemCommander provides a single point of remote control to various EnergySaver units giving the user control over lighting use/scheduling as well as the ability to continuously vary the energy savings levels at any time. System operation of a pilot project installation of the SystemCommander was successfully operated at a presentation to the Chicago Park District Board at a meeting on March 8, 2000.

Competition

      Electric City is not aware of any direct competitors currently offering products comparable to the EnergySaver. Electric City anticipates that the principal competitive factors in this emerging industry will be affordable and flexible technology. Electric City intends to aggressively market its products and quickly achieve a significant market share which will help it withstand the entry of future competitors.

      Marino Electric competes primarily with national suppliers of electrical switchboards such as Siemens and Cutler Hammer, and several local electrical manufacturers in Illinois. Competition in Marino Electric's industry revolves primarily around the price of the product and the time it takes to complete the project. Marino Electric believes that it can generally complete custom projects more quickly than the other national competitors. National competitors are structured on an assembly line basis because they primarily handle standard, non-custom work assignments; the benefit of a custom job shop environment like Marino Electric is the ability to handle custom assignments in a more timely manner because each assignment is handled individually and assembly lines are not utilized.

      The Company believes that there is currently not a product on the market that posses the features and benefits of the EnergySaver; however, there are products in the market that the Company considers indirect competition to the EnergySaver. Most products that compete in the same market as the EnergySaver can be categorized into two categories: those that reduce the power to the lighting system to a fixed amount of power and those that pulsate the power to the lighting system, according to the National Lighting Product Information Program's Specifier Report in Volume 6, Number 2 of the September, 1998 issue. Both types reduce energy costs for lighting. The former allows the customer to reduce the amount of power given to the lighting system with a fixed amount of savings. For example, if the customer wanted 3% savings the technology would be set to reduce the amount of power by 3% by the product's manufacturer. The level of savings would not be changeable by the customer. The EnergySaver electronically and automatically changes the savings amounts depending on the changing customer needs and market prices. The latter category of indirect competitors pulsate the power to the lighting systems to achieve savings. According to the same Specifier Report referenced above, these power pulsators, that in effect supply full power to the lighting systems and then turn the power off so quickly that the lights remain on, "can reduce power quality as well as lamp and ballast performance," whereas the EnergySaver enhances lamp/ballast life. Finally, the Company believes that the EnergySaver rises above this indirect competition because of the software that accompanies the product which allows the customer to monitor, operate, and manipulate the EnergySaver from a remote location. In conclusion, the Company believes that the EnergySaver posses features and benefits beyond its indirect competitors.

      Furthermore, in the face of potentially falling energy prices, the EnergySaver will remain an attractive product because of the "soft savings" it provides. Because of the reduced amperage and voltage that powers the lighting systems, heat generation within the lighting systems is reduced, extending ballast life. According to the National Lighting Product Information Program's Specifier Report in Volume 6, Number 2 of the September, 1998 issue stated referring to technologies such as the EnergySaver which "reduce active power" it stated "they should also reduce ballast operating temperatures and therefore have the potential to extend ballast life." Heat reduction in the lighting system will also impact air conditioning costs by lessening the counterproductive heat generation of the overhead lighting. The EnergySaver regulates the voltage from the power supply to the lighting system, protecting the lamps/ballast from damaging power surges and spikes. By enhancing ballast life, the EnergySaver reduces maintenance costs for its customers. These "soft savings" are present whether energy costs rise or fall, creating value for the EnergySaver in either scenario.

Licenses and Trademarks

      Pursuant to the License Agreement dated January 1, 1998, between Giorgio Reverberi, the owner of the foreign patent for the technology underlying the EnergySaver, and Joseph C. Marino, Chairman and former CEO of Electric City, Mr. Marino has an exclusive license to manufacture, have made, import, use and sell in North America, including the United States, Canada and Mexico; Central and South Americas and the Caribbean, excluding Cuba, Argentina, Chile, Paraguay and Uruguay any product or method covered by one or more claims of the Reverberi's patents. Mr. Marino is to pay Reverberi a royalty of $300 for each product unit made or sold. Pursuant to an amendment dated January 28, 2000, Reverberi agreed to split the $300 royalty as follows: $200 to Reverberi and $100 to Joseph C. Marino. The term of the Reverberi License Agreement is until December 31, 2007, which is renewable until December 31, 2017, unless written termination is provided by either party of the License Agreement no less than 90 days prior to the renewal date. The Reverberi License Agreement may be terminated by either party upon breach which remains uncured after sixty (60) days notice and only by Mr.

Marino upon sixty (60) days notice without cause. The Reverberi License Agreement is transferable by Mr. Marino so long as he retains an interest in the transferee.

      Mr. Marino has sublicensed to Electric City for no fee, certain rights under the Reverberi license agreement. The terms of the Sublicense Agreement dated June 5, 1999, and amended in December of 1999, mirror the Reverberi License. The Sublicense is renewable upon the same terms as the Reverberi License Agreement, except that the Sublicense can only be renewed if the Reverberi License Agreement has not been terminated. Mr. Marino retains all other rights under the Reverberi License Agreement. Pursuant to an amendment dated January 28, 2000, Reverberi agreed to split the $300 royalty as follows:
$200 to Reverberi and $100 to Joseph C. Marino.

Patents

      Electric City's business, apart from that of Marino Electric, is substantially dependent on the licensed proprietary electric load reduction technology underlying the EnergySaver. This technology has been patented by Giorgio Reverberi under Italian law. A U.S. patent application was filed by Mr. Reverberi in November 1997 and has been granted. The grant of the patent indicates that the EnergySaver does not infringe on other patents or intellectual property rights. In light of technological advances that may be made in products of this type, Electric City regards the value of the protection provided by the patent to be of uncertain duration. Electric City has made improvements to the EnergySaver since the patent filing. A new software program was developed, bringing the EnergySaver to Y2k compliance. The patent for the newly developed software has been filed.

      In addition, Electric City is continually striving to make synergistic enhancements to the EnergySaver technology. Electric City intends to seek patent protection for such technological enhancements to the extent that they are separately patentable. However, the proprietary information may become known to competitors or others may independently develop substantially equivalent or better products that do not infringe on Electric City's property information rights.

Manufacturing

      The Reverberi license agreement provides that the licensee may manufacture its own EnergySaver units. Electric City has begun manufacturing the units at its principal facility in Elk Grove Village, Illinois, with most of the component parts supplied by multiple U.S. manufacturers. Electric City continues to engage in contracting with suppliers to arrange additional reliable sources of supply of parts.

Research and Development

      The Company, through the day to day use of EnergySaver and its components, and their use at various testing sites around the country develops modifications and improvements to the product. Total research and development costs charged to operations for the fiscal period ending

April 30, 1999 was approximately $1,923,000. Total research and development costs charged to operations for the fiscal period ending December 31, 1999 was approximately $80,000.

Compliance with Environmental Laws

      Neither the Company's production nor sales of its products in any way generate activities or materials that that would require compliance with federal, state or local environmental laws.

Employees

      As of December 31, 1999 Electric City had 52 full-time employees, including 17 former employees of Marino Electric. Electrical manufacturing employees from Marino Electric are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, affiliated with the A.F.of L.-C.I.O. which expires on December 31, 2000. Electric City considers its relations with its employees to be satisfactory.

Reports to Security Holders

The Company files quarterly reports with the Security and Exchange Commission. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company maintains its own website at www.electriccityeccc.com.

Item 2. Description of Property.

      Electric City's principal executive offices, as well as manufacturing and warehouse space are contained in a single story building of approximately 13,000 square feet located at 1280 Landmeier Road, Elk Grove Village, IL 60007. Electric City purchased this property in July 1998 in exchange for $800,000 which it financed through a first mortgage and the issuance of 340,000 shares of Electric City common stock. The property remains encumbered by first mortgage indebtedness in the amount of $776,812 at December 31, 1999. The location is approximately 60% manufacturing and 40% office. The Company believes that its current location will adequate for its current needs.

Item 3. Legal Proceedings.

      The Circuit court of Cook county, Illinois, case number 99L 11406, John Prinz & Associates v. Electric City Corp. was filed in December of 1999, alleging that the amount of $1,445,000 is due to John Prinz & Associates for consulting services. The company has moved to dismiss the matter and negotiations are proceeding toward its resolution. The company believes that the matter will not materially effect the financial position or results of operations of the Company.

      As the result of certain distributors failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company has entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states have not agreed with the proposed restructuring of the distributorship agreements and have threatened legal action. Management denies all of the claims made by the distributors and plans to counterclaim to collect the minimum purchase amounts and to enforce all of the Company's rights under the agreements. The three distributors have made a variety of assertions, including, inter alia, contending that the Company and/or its officers made misrepresentations regarding the financial condition of the Company, the products' capabilities and whether certain entities were customers of the Company, which allegedly induced them to become distributors and stockholders to their alleged damage. They also claim breaches of the distribution agreements including inter alia, failure to provide adequate support for sales efforts, failure to furnish products that conform with contractual requirements and wrongful efforts to take away and/or interfere with the exclusivity of the distributors' rights. The type of claims they contend they may assert are securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortious interference. No complaint has yet been filed and no specific damage number has been articulated by the distributors, but they contend that the damage claims will be in the millions of dollars. Management denies all of the claims made by the distributors and intends to fully and vigorously defend the claims. If, and when, a legal proceeding is commenced, it is anticipated that counterclaims against the distributors will be filed by the Company relating to the lack of performance and other actions of the distributors. The Company has retained the firm of Katten, Muchin, Zavis, of Chicago, Illinois, to advise and defend the Company. While the Company believes the distributor claims are frivolous and that the Company will prevail in its counterclaims, it is not able to definitively determine the ultimate outcome of such claims and can not estimate the amount of potential losses. However, if the distributors were successful, their claims could materially effect the financial position and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted for a vote by the Company's security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Electric City common stock has been quoted on the OTC Bulletin Board under the symbol "ECCC" since August 14, 1998. From November 4, 1999 to January 31, 2000, the stock was traded on the "Pink Sheets" while waiting for the Company's Registration Statement on Form 10SB to be approved by the SEC. The following table sets forth the range of high and low closing per share bid quotations for Electric City common stock for each fiscal quarter since August 14, 1998. Such prices are reported by the Pink Sheets and OTC Bulletin Board inter-dealer quotation system and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The amounts reflect the 2 for 1 share stock split of all outstanding shares of common stock effective July 30, 1999.

    Fiscal Quarter                                High                 Low
    --------------                                ----                 ---

    Quarter Ended 10/31/98(1)                   $ 3.438               $ .875
    Quarter Ended 1/31/99                       $ 2.938               $1.125
    Quarter Ended 4/30/99                       $ 3.905               $1.625
    Quarter Ended 7/31/99                       $ 14.84               $ 2.25
    Quarter Ended 10/31/99                      $ 11.94               $ 6.75
    Two Months Ended  12/31/99                  $  9.38               $ 7.61

(1) Since August 14, 1998.

      The closing bid quotation for Electric City common stock on December 31, 1999 was $7.625 per share. Electric City has applied for the listing of its common stock on the Nasdaq SmallCap Market. However, Electric City cannot provide assurance that its application will be approved. The requirements that Electric City must meet include the registration of its common stock with the SEC under the Securities Exchange Act of 1934, a per share market price of $4.00, $4,000,000 in net tangible assets, 3 registered and active market makers and 300 round lot (100 shares or more) shareholders.

      Electric City has never paid a cash dividend with respect to its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

      As of March 31, 2000 there were approximately 794 holders of record of Electric City common stock not including those shares beneficially held in brokerage accounts.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The following discussion regarding the Company and its business and operations contains "forward looking statements" within the meaning of Private Securities Litigation Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company does not have a policy of up dating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

      The Company has a short operating history. All risks inherent in a new and inexperienced enterprise are inherent in the Company's business.

Results of Operations

Eight Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998.

      On January 31, 2000, the Board of Directors of Electric City Corp. voted to change the Company's fiscal year-end from April 30th to December 31st, as a result the financial statements presented herein cover the eight-month period from May 1, 1999 through December 31, 1999. These statements are compared with the statements for the twelve-month fiscal year ending April 30, 1999. These periods are not necessarily comparable since the Company was still a Development Stage Company as of April 30, 1999 and the eight-month period ending December 31, 1999 includes the results from operations of Marino Electric, Inc. ("Marino Electric") which it acquired effective May 24, 1999.

      The Company's total sales revenue for the eight-month period ended December 31, 1999 were $2,730,184 versus $208,473 for fiscal year ending April 30, 1999. Prior to the acquisition of Marino Electric on May 24, 1999 Company was considered a development stage company whose primary activities involved research and development, testing, and the initial marketing of the EnergySaver. Sales during this development period were limited to a small number of EnergySaver units for evaluation purposes. For the entire eight-month period ending in 1999, revenues from the EnergySaver accounted for approximately 30% of the Company's total revenue with the balance being derived from the sale of switchgear and distribution panels. During this period the Company sold approximately 90 EnergySaver units.

      The Company's cost of sales for the eight-month period ending December 31, 1999 totaled $2,568,070 as compared to $135,000 for previous fiscal year. The increase in the cost of sales was due to the increase in sales activity resulting from the acquisition of Marino Electric and increased sales of EnergySaver units. The gross margin earned during the eight-month period was approximately 6%. The Company's gross margin was negatively impacted by certain inefficiencies created as it prepared to begin commercial production of the EnergySaver and costs associated with integrating the former Marino Electric business. Management believes the Company's gross margin will improve in future periods as these inefficiencies are eliminated and as revenue from the EnergySaver becomes a larger portion of its total sales.

      Selling, general and administrative expenses ("SG&A") for the eight-month period ending December 31, 1999 were $3,541,012 versus $4,033,559 for the fiscal year ending April 30, 1999. During both of these periods the Company incurred significant professional fees for legal and accounting services related to acquisition and organizing activities including the acquisition of Pice Products in June of 1998, the acquisition of Marino Electric in May of 1999, the commencement of trading on the OTC Bulletin Board on August 14, 1998 and the private placement initiated during the fall of 1999. The Company also realized significant consulting costs for engineering and research and development costs during both periods as it developed numerous improvements and enhancements to the EnergySaver. During the fiscal year ended April 30, 1999 it recorded consulting and professional fees of approximately $1.35 million and research and development costs of $1.9 million. During the eight-month period ending December 31, 1999 it incurred consulting and professional fees of approximately $1.1 million and research and development costs of approximately $88,000. SG&A during the period ending December 31, 1999 also included a $615,000 charge related to the discount on certain shares issued to two institutional investors as part of a private placement of its common stock, and $196,164 of amortization of the goodwill associated with the purchase of Marino Electric. Since the Marino Electric purchase closed in May of 1999, there was no such amortization expense in the previous fiscal year.

      Other non-operating expenses for the eight-month period ending December 31, 1999 totaled $36,105 as compared to $1,250,831 for the fiscal year ended April 30, 1999. The Company recorded interest expense of $166,979 during the eight-month period ended December 31, 1999, of which $96,768 was associated with the note due to the sellers of Marino Electric, and $45,186 was related to the mortgage on the Company's facility in Elk Grove Village. Other interest expense included $9,363 in interest on the working capital facility with LaSalle National Bank and $15,592 for certain notes payable to stockholders. The notes payable to stockholders were repaid in full on October 25, 1999. Interest earned on investments during the period totaled $130.874. Other non-operating expenses for the fiscal year ended April 30, 1999 included net interest expense of $50,559 and a $1.2 million charge related to the purchase of Pice Products Corporation. Interest expense was comprised of $43,700 from the mortgage on the Company's Elk Grove Village facility and $15,913 associated with the notes due shareholders, offset by $9,054 of interest income.

Eight Months Ended December 31, 1999 Compared to Eight Months Ended December 31, 1998.

      The Company's total sales revenue for the eight-month period ended December 31, 1999 were $2,730,184 versus $49,696 for the equivalent period ending December 31, 1998. The Company was considered a Development Stage Company as of December 31, 1998. Revenue for the period was generated through the sale of four EnergySaver units.

      The Company's cost of sales for the eight-month period ending December 31, 1999 totaled $2,568,070 as compared to $88,881 for the eight-month period ended December 31,1998. The increase in the cost of sales was due to the increase in sales activity resulting from the acquisition of Marino Electric and increased sales of EnergySaver units. The cost of sales during 1998 included many one-time expenses associated with setting up operations in the Company's new facility in Elk Grove Village.

      SG&A expenses for the eight-month period ending December 31, 1999 were $3,541,012 versus $624,793 for the same period ending December 31, 1998. Approximately one third of the SG&A expense incurred during 1998 was for consulting and professional fees associated with the acquisition of Pice Products, organizing the Company, and refining the EnergySaver.

      Other non-operating expenses for the eight-month period ending December 31, 1999 totaled $36,105 as compared to $1,223,457 for the eight-month period ending December 31, 1998. Other non-operating expenses for the period ending December 31, 1998 included a $1.2 million charge related to the purchase of Pice Products Corporation. Interest expense made up the balance of the non-operating expenses during the 1998 period, with mortgage interest responsible for $21,394 of the total.

Liquidity and Capital Resources

      The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside consultants including those providing accounting, legal and engineering services, and the funding of inventory and accounts receivable, and capital expenditures. The primary source of cash has been the private placement of the Company's common stock.

      In July of 1999, the Company commenced an offering to sell 2,200,000 shares of its common stock. As of December 31, 1999 the Company had raised $8,765,732 through the issuance of 2,171,179 shares of common stock. As is discussed more in note 13 to the financial statements, the funds raised as part of the private placement may be subject to recession. Based upon the close business relationship some investors have with the Company and its management and relationships that others have with management of the Company, the Company does not believe that investors owning a material amount of the securities purchased in the private placement would demand recession and any such recession would likely not have a material effect on the Company's financial position.

      In July 1999, the Company entered into a $500,000 line-of-credit from LaSalle Bank N.A. To save on the costs associated with maintaining the line-of-credit, the Company elected to cancel the line-of-credit in December 1999 because it was not needed as a result of the cash generated through the private placement.

      Net cash increased $5,682,035 during the eight-month period ending December 31, 1999. Net cash consumed by operating activities was $2,010,743 attributable primarily to the net loss of $3,401,835. Cash supporting net working capital declined $26,129 during this period.

      Cash used in investing activities totaled $700,005, of which $600,000 was for a loan to a stockholder and $100,005 was for the purchase of property and equipment. The $600,000 loan was repaid in full along with $120,000 in interest on March 20, 2000. The investment in property and equipment was primarily for shop equipment and office equipment at the Company's Elk Grove Village headquarters.

      Financing activities generated $8,392,783 during the period ending December 31, 1999. The private placement raised $8,875,732 after commissions, of which $500,000 was used to repay loans from shareholders.

      Management believes that the cash raised as part of the recent private placement, along with a $2 million working capital line that it received a commitment for from LaSalle Bank N.A. should provide sufficient liquidity until internally generated cash reaches a level sufficient to fund operations.

Year 2000 Compliance

      The costs to access and implement the year 2000 compliance plans did not have a material adverse impact on the Company's financial condition, results of operations or liquidity. In addition, to date, the Company has not experienced any material year 2000 issues.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair market value. The Company, to date, has not engaged in dollar derivative and hedging activities.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Obtained for Internal Use." SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on the Company's capitalization policy.

Item 7. Financial Statements.

Index to Financial Statements

F-1               Report of Independent Certified Public Accountants

F-2 - F-3         Balance Sheets as of December 31, 1999 and April 30, 1999

F-4 Statements of Operations for the eight months ended December 31, 1999 and the year ended April 30, 1999

F-5 Statements of Stockholders' Equity for the eight months ended December 31, 1999 and the year ended April 30, 1999

F-6 - F-7         Statements of Cash Flows for the eight months ended December
                  31, 1999 and the year ended April 30, 1999

F-8 - F-27        Notes to Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors and executive officers of Electric City are as follows:

      Name                 Age       Positions Held With Company
      ----                 ---       ---------------------------

Joseph C. Marino           44        Chairman of the Board of Directors
Victor L. Conant           52        Director
Brian Kawamura             42        President, COO and Director
Kevin P. McEneely          51        Director
John P. Mitola             35        CEO and Director
Michael S. Stelter         42        Vice President of Sales and a Director
James Stumpe               41        Director

      All directors of Electric City are elected annually unless no annual shareholders' meeting is held, in which event the Directors serve until their successors have been elected and qualified. The Bylaws of the Company provides for seven (7) directors of the Company. There is no limit on the number of one-year terms which a Director may serve. Officers of Electric City serve at the discretion of the Board of Directors.

      There are no family relationships among directors or executive officers of Electric City.

      Additional information concerning each director and executive officer of Electric City follows:

      Joseph C. Marino is a co-founder of Electric City and served as Chief Executive Officer of Electric City since its organization as a limited liability company in December 1997 to December, 1999 and as Chairman of the Board of Directors of Electric City since its incorporation in June 1998. Mr. Marino also served as President of Marino Electric, a position he held from his founding of Marino Electric in 1986 until May 24, 1999.

      Victor L. Conant is a co-founder of Electric City and has served as a director of Electric City since its incorporation in June 1998. Mr. Conant is also President and Chief Executive Officer of Nightingale-Conant Corporation, a position which he has held since 1986. Mr. Conant is also a member of NCVC LLC, a principal shareholder and founder of the Company.

      Brian Kawamura is the President and Chief Operating Officer and a director of Electric City Corp. Mr. Kawamura in 1999 was employed as Executive Vice President, Field Sales and Operations, Southern Division of KMC Telecom responsible for KMC Telecom sales growth in existing markets in Alabama, Florida, Georgia, Louisiana and Texas as well as future markets in the South and Southeast regions. Prior to joining KMC Telecom, Mr. Kawamura was Vice

President and General Manager of the six state Central Region for MFS Worldcom, Chicago. Mr. Kawamura became a director of the Company on November 18, 1999. In January, 2000, Mr. Kawamura assumed the position of President and COO of electric City Corp.

      Kevin P. McEneely is a co-founder of Electric City and served as Senior Executive Vice President and Chief Operating Officer of Electric City since its organization in December 1997 to 1999, and as a director of Electric City since its incorporation in June 1998. Mr. McEneely is also an Executive Vice President of Nightingale-Conant Corporation, a position which he has held since 1985. Nightingale-Conant Corporation is a publisher and marketer of audio and video self-improvement materials. Mr. McEneely is a member of NCVC LLC, a principal shareholder and founder of the Company.

      John Mitola is the Chief Executive Officer and a director of Electric City Corp. Mr. Mitola, in 1999 was employed as Vice President and General Manager heading Unicom Corporation's largest unregulated subsidiary, Unicom Thermal Technologies. Mr. Mitola has, since 1995 been involved in the development of Unicom Thermal. Mr. Mitola became a director of the Company on November 18, 1999. In January, 2000, Mr. Mitola assumed the position of Chief Executive Officer of Electric City.

      Michael S. Stelter is a co-founder of Electric City and has served as Vice President of Sales since its organization in December 1997 and as a director of Electric City since its incorporation in June 1998. Mr. Stelter also served as Vice President of Marino Electric, a position which he held from 1987 until May 24, 1999.

      James Stumpe is an member of Electric City of Illinois, LLC, a distributor of the Company. Mr. Stumpe is also the owner of RCI since 1997, another distributor of the Company. He has been a part owner of Diamac Electric, an electrical contracting firm, since 1989. He has a degree from DeVry Institute, an engineering school and is a member of the Local 134, Electrical Union. Mr. Stumpe became a Director of the Company on October 12, 1999 and currently owns 66,012 shares of the Company's common stock.

Promoter and Control Person

      Nikolas Konstant is a co-founder of Electric City. Mr. Konstant is also the Managing Member of DYDX LLC, (since August 1997) a private investment company. DYDX LLC is a special limited partner of the Catterton Simon LLP, a venture capital fund.

Item 10. Executive Compensation.

      The following table summarizes the total compensation awarded or paid by Electric City to Electric City's Chief Executive Officer for the fiscal year ended April 30, 1999 and the eight month period ended December 31, 1999. No other executive officer of Electric City had a total annual salary and bonus in excess of $100,000 for fiscal 1999. Accordingly, Electric City's Chief Executive Officer is the only Named Executive Officer of Electric City under SEC rules.

                 Annual Compensation                                               Long Term Compensation
                 -------------------                                               ----------------------

                                                                              Awards                      Payouts
                                                                              ------                      -------

                                                                             Restricted                     LTIP
Name and Principal    Fiscal        Salary       Bonus     Other Annual        Stock        Options       Payouts     All Other
     Position          Year          ($)          ($)    Compensation ($)   Award(s) ($)      (#)           ($)   Compensation ($)
     --------          ----          ---          ---    ----------------   ------------      ---           ---   ----------------

Joseph C. Marino,    4/30/99     $ 60,000(1)      $0          $   0             $0         2,900,000(2)     $0          $0
CEO
                     12/31/99     160,902         $0          $5065              0                 0         0           0

(1) Effective January 1, 1999, Electric City and Mr. Marino entered into a 4-year employment agreement which provides for an annual salary of $225,000.
(2) Effective July 31, 1998, Electric City granted to Pino, LLC a 10-year option to acquire up to 2,000,000 shares of common stock at an exercise price of $1.10 per share. This option becomes exercisable on January 2, 2000. Effective January 4, 1999, Electric City granted to Joseph Marino an option to acquire up to 900,000 shares at an exercise price of $1.75 per share. This option becomes exercisable in pro rata installments at the end of each of the first four years after the date of grant and expires in December, 2008.

Compensation of Other Executive Officers and Directors

      There are no standard or other compensation arrangements for directors of Electric City for their services as such, including service on committees or special assignments, except for the standard reimbursement of expenses for attendance at board of directors meetings.

Option Exercises and Values

                 Option/SAR Grants in Fiscal Year ended 4/30/99
                    And the Eight Month period Ended 12/31/99

                    Number of     Percent of total
                    Securities      options/SARS
                    Underlying       granted to
                   Options/SARS     employees in   Exercise or base   Expiration
Name                granted (#)     fiscal year      price ($/Sh)        Date
----                -----------     -----------      ------------        ----

Joseph C. Marino     2,000,000          38%(1)         $1.10/Sh       06/25/2008
Joseph C. Marino       900,000          17%(2)         $1.75/Sh       12/31/2008

(1) Mr. Marino owns a 100% membership interest in Pino, LLC, to which an option to acquire up to 2,000,000 shares of common stock was issued in 1998.
(2) Effective January 4, 1999, Electric City granted to Joseph C. Marino an option to acquire up to 900,000 shares at an exercise price of $1.75 per share. This option becomes exercisable in prorata installments at the end of each of the first four years after the date of grant and expires in December, 2008.

                Aggregate Option/SAR Exercise in Last Fiscal Year
                          And FY-End Option/SAR Values

                                                       Number of
                                                      unexercised      Value of unexercised
                                                     options/SARS at   in-the-money options/
                       Shares                           FY-end(#)        SARS at FY-end ($)
                    acquired on    Value realized     exercisable/         exercisable/
Name                exercise (#)        ($)           unexercisable        unexercisable
----                ------------        ---           -------------        -------------

Joseph C. Marino        --               --            0/2,000,000             0/$ (1)
                                                                            $13,050,000

Joeph C. Marino         --               --              0/900,000             0/ (2)
                                                                            $ 5,287,500

(1) Based on the difference between the $1.10 per share exercise price and the closing bid quotation for Electric City common stock on the OTC Bulletin Board for December 31, 1999 of $7.625 per share.
(2) Based on the difference between the $1.75 per share exercise price and the closing bid quotation for Electric City common stock on the OTC Bulletin Board for December 31, 1999 of $7.625 per share.

Long-Term Incentive Plans

      The Company has no long-term incentive plans.

Employment Contracts

      Effective January 1, 1999, Electric City and Mr. Marino entered into a 4-year employment agreement as President and Chief Executive Officer which provides for an annual salary of $225,000. As a part of his compensation, Mr. Marino is allowed the use of an automobile, provided insurance and is reimbursed for cellular telephone usage. The Employment Agreement also granted Mr. Marino options to purchase the common stock of the Company as described above. Upon the sale of more than forty (40%) of the net assets of the Company to a person or entity not affiliated with the Company, all of the options immediately vest and are exercisable by Mr. Marino. The agreement is terminable for cause by a vote of 3/4 of the Board of Directors of the company, in which vote Mr. Marino, as a director, would not vote nor be counted as a Director for purposes of determining the 3/4 vote. Mr. Marino is subject to confidentiality restrictions and an agreement not to compete with the Company for two (2) years after his separation from the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table summarizes the beneficial ownership of the Company's management and beneficial owners of more than 5% of the Company's common $0.0001 par value stock as of March 31, 2000:

Name and Address
of Beneficial Owner                Ownership Amount           % of Class
-------------------                ----------------           ----------
Pino, LLC                            9,306,251 (1)              30.7%
1280 Landmeier Road
Elk Grove, IL 60006

NCVC L.L.C.                         10,174,998 (2)              33.6
7300 N. Lehigh
Niles, IL 60714

Joseph C. Marino                    10,092,654 (3)              33.1
1280 Landmeier Road
Elk Grove, IL 60007
                                                                 4.4
Michael S. Stelter                   1,236,258
1280 Landmeier Road
Elk Grove, IL 60007

Kevin P. McEneely                   10,174,998 (4)(5)           33.6
7300 N. Lehigh
Niles, IL 60714

Victor L. Conant                    10,174,998 (4)(6)           33.6
7300 N. Lehigh
Niles, IL 60714

Nikolas Konstant                    10,174,998 (4)              33.6
7300 N. Lehigh
Niles, IL 60714

John Mitola                                 -0-                   -0-
1280 Landmeier road
Elk Grove village, IL  60007

Brian Kawamura                          68,000                   0.2
1280 Landmeier road
Elk Grove village, IL  60007

James Stumpe                           212,779 (7)               0.8
15426 S. 70th Court
Orland Park, IL  60462

(1) Pino, LLC is an entity in which Joseph Marino holds a 100% membership interest. The amount includes an option to purchase 2,000,000 shares which is exercisable within 60 days.
(2) NCVC L.L.C. is an entity with which Kevin P. McEneely and Victor L. Conant, directors of Electric City, and Nikolas Konstant, are affiliated and who may be deemed beneficial owners of the Electric City common stock held by NCVC L.L.C. The amount includes an option to purchase 2,000,000 shares which is exercisable within 60 days.
(3) Consists of 7,306,251 held of record by PINO, plus Pino's option to purchase 2,000,000 shares, 521,403 held by Mr. Marino, plus an option to purchase 225,000 shares and 40,000 shares held by Mr. Marino's son.
(4) Consists of 10,174,998 shares held of record by NCVC L.L.C., plus an option to purchase 2,000,000 shares which is controlled by Messrs. Conant, McEneely and Konstant. Such shares are deemed to be beneficially owned by each of these individuals.
(5) Mr. McEneely disclaims beneficial ownership of an aggregate of 448,846 shares held by Patrick McEneely and Ryan McEneely, his adult children.
(6) Mr. Conant disclaims beneficial ownership of an aggregate of 470,748 shares held in trust for Carson Conant and Chappell Conant, his adult children.
(7) Consists of 146,667 shares (reflecting 33% of the shares) of record held by Electric City of Illinois, LLC., which is 33% owned by Mr. Stumpe and 66,112 held by Mr. Stumpe individually.

      The Company's officers and directors as a group beneficially own 16,389,504 shares which represents 52.3% of the Company's common $0.0001 par value common stock.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and certain shareholders to file reports of ownership and changes on ownership of the Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's eight (8) month period ended December 31, 1999, all Sections 16(a) filing requirements were compiled with and filed in a timely fashion.

Item 12. Certain Relationships and Related Transactions.

      On February 4, 1998, in connection with the organization of Electric City, Joseph C. Marino and NCVC, L.L.C. entered into an operating agreement, which was amended on May 26, 1998, which commenced the operation of Electric City as a limited liability company. Under the operating agreement, NCVC agreed to loan Electric City $500,000 to meet operating cash needs of Electric City and to secure a letter of credit with a financial institution for $500,000 to secure the payment obligation to Reverberi. In exchange Joseph C. Marino sublicensed his rights under the Reverberi license agreement to Electric City. No value was accorded for the sublicense or the securing of the letter of credit. Of the total of $500,000 transferred to Electric City, $374,000 was transferred through May 31, 1998, with the remaining $126,000 loaned to Electric City in July 1998. The NCVC loans, which represented convertible debt, bore no interest, and were paid off by the issuance of 500,000 shares of Electric City common stock, at a price equal to the fair market value at the time of the conversion, which was upon completion of the private placement in June 1998. After the completion of the private placement, the letter of credit was unnecessary and was retired. Upon completion of this transaction, each of Mr. Marino and NCVC had a further obligation to loan Electric City up to $250,000 on an as-needed basis, bearing interest at

9% per annum and payable on demand. As of December 31, 1999, outstanding debt under this arrangement had been repaid in full. The Company's Board approved the terms of each of these transaction and believes the terms each of these transactions are as favorable to the Company as if negotiated with an unaffiliated third party. The possibility of conflicts of interest was counterbalanced by the fact that these transactions were negotiated between equal, sole shareholders of the Company and each party was at risk and would benefit equally.

      During the period from December 5, 1997 (date of inception) through December 31, 1999, Electric City paid approximately $165,000 to Marino Electric for goods purchased and services rendered which included components and cabinets for EnergySaver units and the installations of EnergySaver units. Marino Electric is wholly owned by Mr. Marino. Further, since January 1, 1999 Electric City has allowed Marino Electric to use portions of Electric City's building without charge. The Company's Board negotiated and approved the terms of this transaction and believes the terms of this transaction are as favorable to the Company as if negotiated with an unaffiliated third party and allowed the company to control the manufacture of these items. The possibility of a conflict of interest was counter balanced by the fact that members of the Board not affiliated with Marino Electric also approved the transaction. The votes of Board members that were not affiliated with Marino Electric were necessary to approve the supply agreement and were voted in favor of the transaction.

      In January, 1999, Electric City entered into an agreement, subject to an appraisal, to acquire most of the assets of Marino Electric for a purchase price of $3,888,000 consisting of $1,792,000 in cash and 1,600,000 shares of Electric City common stock. The closing of the purchase took place effective May 24, 1999. The Company's Board negotiated and approved the terms of each of these transaction and believes the terms each of these transactions are as favorable to the Company as if negotiated with an unaffiliated third party. Although the Board approved the transactions by a Unanimous Consent, the possibility of a conflict of interest was counter balanced by the fact that members of the Board not affiliated with Marino Electric also approved the transaction. As of December 31, 1999, outstanding debt under this arrangement totaled $1,792,000.

      On December 16, 1999, the Company loaned $600,000 to Nikolas Konstant, a member of NCVC LLC. The loan was secured by 200,000 shares of the company's common stock and provided for $120,000 in interest which was payable upon the earlier of: repayment of the loan; the sale of the stock securing the loan; or May 16, 2000. As of December 31, 1999, no payments had been received by the Company on the debt. The note was repaid in full, with interest on March 20, 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits

Number

2.1 Agreement and Plan of Merger dated June 5, 1998 between the Company and Pice Products Corporation (Previously with Form 10SB)

3.1   Certificate of Incorporation (Previously with Form 10SB)

3.2   Bylaws (Previously with Form 10SB)

10.1 Sales, Distribution and Patent License Agreement dated January 1, 1998 between Giorgio Reverberi and Joseph C. Marino (Previously with Form 10SB)

10.2 Sublicense Agreement dated June 24, 1998 between the Company and Joseph C. Marino (Previously with Form 10SB)

10.3 Employment Agreement dated as of January 1, 1999 between the Company and Joseph C. Marino (Previously with Form 10SB)

10.4 Real Estate Sales Contract dated July 3, 1998 between the Company and the Giovanni Gullo and Mario Gullo Family Limited Partnership (Previously with Form 10SB)

10.5 Asset Purchase Agreement dated May 24, 1999 between the Company and Marino Electric, Inc. (Previously with Form 10SB)

10.6 Distribution Agreement dated September 7, 1999 between the Company and Electric City of Illinois LLC (Previously with Form 10SB)

10.7 Consulting Agreement dated April 16, 1999 between the Company and John Prinz & Associates (Previously with Form 10SB)

10.8 Consulting Agreement dated January 18, 1999 between the Company and 1252996 Ontario Limited (d/b/a The Stockpage) (Previously with Form 10SB)

10.9 Warrant to Purchase Common Stock dated January 15, 1999 from the Company to 1252996 Ontario Limited d/b/a The Stockpage (Previously with Form 10SB)

10.10 Professional Services Agreement dated September 1, 1998 between the Company and TJ Riley and Associates (Previously with Form 10SB)

27.1  Financial Data Schedule as of 12/31/99).

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


______________________________________________
ELECTRIC CITY CORP.:


By: __________________________________________
    (John Mitola, Chief Executive Officer)


Date: ________________________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: __________________________________________
    (Jeffery Mistarz, Chief Financial Officer)

Date: ________________________________________

                                TABLE OF CONTENTS

   Item 1. Description of Business.............................................3
      Business of Marino Electric..............................................4
      Product - The EnergySaver................................................5
      Sales and Distribution...................................................5
      Competition..............................................................7
      Licenses and Trademarks..................................................8
      Patents..................................................................9
      Manufacturing............................................................9
      Research and Development.................................................9
      Compliance with Environmental Laws......................................10
      Employees...............................................................10
      Reports to Security Holders.............................................10

   Item 2. Description of Property............................................10

   Item 3. Legal Proceedings..................................................10

   Item 4. Submission of Matters to a Vote of Security Holders................11

PART II.......................................................................11

   Item 5. Market for Common Equity and Related Stockholder Matters...........11

   Item 6. Management's Discussion and Analysis or Plan of Operation..........12
      Results of Operations...................................................13
         Eight Months Ended December 31, 1999 Compared to Twelve Months
         Ended December 31, 1998..............................................13
         Eight Months Ended December 31, 1999 Compared to Eight Months
         Ended December 31, 1998..............................................14
      Liquidity and Capital Resources.........................................15
      Year 2000 Compliance....................................................16
      Recent Accounting Pronouncements........................................16

   Item 7. Financial Statements...............................................16

   Item 8. Changes In and Disagreements With Accountants on Accounting
   and Financial Disclosure...................................................16

PART III......................................................................17

   Item 9. Directors, Executive Officers, Promoters and Control Persons;
   Compliance With Section 16(a) of the Exchange Act .........................17

   Item 10. Executive Compensation............................................18
      Compensation of Other Executive Officers and Directors..................19
      Option Exercises and Values.............................................19
      Long-Term Incentive Plans...............................................20
      Employment Contracts....................................................20

   Item 11. Security Ownership of Certain Beneficial Owners and Management....21

   Item 12. Certain Relationships and Related Transactions....................22

   Item 13. Exhibits and Reports on Form 8-K..................................23

SIGNATURES....................................................................25

                                    PART F/S
                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                               ELECTRIC CITY CORP.

F-1             Report of Independent Certified Public Accountants

F-2 - F-3       Balance Sheets as of December 31, 1999 and April 30, 1999

F-4 Statements of Operations for the eight months ended December 31, 1999 and the year ended April 30, 1999

F-5 Statements of Stockholders' Equity for the eight months ended December 31, 1999 and the year ended April 30, 1999

F-6 - F-7       Statements of Cash Flows for the eight months ended
                December 31, 1999 and the year ended April 30, 1999

F-8 - F-27      Notes to Financial Statements

                                                                                                          Electric City Corp.

                                                                                                               Balance Sheets

=============================================================================================================================
                                                                                            December 31,           April 30,
                                                                                                    1999                1999
-----------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
      Cash and cash equivalents                                                               $6,166,197           $  484,162
      Accounts receivable, less allowance for doubtful accounts of
            $37,000 and $0 at December 31, 1999 and April 30, 1999,
            respectively                                                                       1,324,901              118,272
      Note receivable - stockholder (Note 4)                                                     600,000                   --
      Inventories (Note 5)                                                                     1,115,817              459,882
      Prepaid expenses                                                                                --              213,332
-----------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                           9,206,915            1,275,648
-----------------------------------------------------------------------------------------------------------------------------

Net Property and Equipment (Notes 6 and 10)                                                    1,456,467            1,254,967

Cost in Excess of Assets Acquired, net of amortization of
      $196,164 (Note 3)                                                                        3,166,651                   --
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             $13,830,033           $2,530,615
=============================================================================================================================

                                                                                                      Electric City Corp.

                                                                                                           Balance Sheets

============================================================================================================================
                                                                                        December 31,               April 30,
                                                                                                1999                    1999
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
      Due to seller (Note 3)                                                            $  1,792,000           $         --
      Current maturities of long-term debt (Note 10)                                          28,380                 18,112
      Notes payable to stockholders (Note 7)                                                      --                500,000
      Accounts payable                                                                       820,762                184,160
      Accrued expenses (Note 9)                                                              417,265                 98,172
      Amounts refundable from private placement (Note 14)                                    110,000                     --
      Deferred revenue                                                                       175,000                     --
----------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  3,343,407                800,444
----------------------------------------------------------------------------------------------------------------------------

Deferred Revenue                                                                             429,167                     --

Long-Term Debt, less current maturities (Note 10)                                            777,022                770,239
----------------------------------------------------------------------------------------------------------------------------

Common Stock Subject to Recession (Note 13)                                                9,149,982                     --

Commitments (Notes 12 and 17)

Stockholders' Equity (Notes 14 and 15)
      Preferred stock, $.01 par value; 5,000,000 shares authorized                                --                     --
      Common stock, $.0001 par value, 30,000,000 shares authorized,
            26,091,500 and 24,388,250 issued and outstanding as of
            December 31, 1999 and April 30, 1999, respectively                                 2,609                  2,438
      Additional paid-in capital                                                           8,682,873              6,097,518
      Accumulated deficit                                                                 (8,555,027)            (5,140,024)
----------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                   130,455                959,932
----------------------------------------------------------------------------------------------------------------------------

                                                                                        $ 13,830,033           $  2,530,615
=============================================================================================================================

                                 See accompanying notes to financial statements.

                                                                                                         Electric City Corp.

                                                                                                    Statements of Operations

============================================================================================================================

                                                                                    Eight months
                                                                                           ended                  Year ended
                                                                                    December 31,                   April 30,
                                                                                            1999                        1999
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                             $  2,730,184                $    208,473
----------------------------------------------------------------------------------------------------------------------------

Expenses
      Cost of sales                                                                    2,568,070                     135,000
      Selling, general and administrative                                              3,541,012                   4,033,559
----------------------------------------------------------------------------------------------------------------------------

Total                                                                                  6,109,082                   4,168,559
----------------------------------------------------------------------------------------------------------------------------

Operating Loss                                                                        (3,378,898)                 (3,960,086)
----------------------------------------------------------------------------------------------------------------------------

Other Income (Expense)
      Acquisition expense (Note 14)                                                           --                  (1,200,272)
      Interest income                                                                    130,874                       9,054
      Interest expense                                                                  (166,979)                    (59,613)
----------------------------------------------------------------------------------------------------------------------------

Total other expense                                                                      (36,105)                 (1,250,831)
----------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                              (3,415,003)                 (5,210,917)
============================================================================================================================

Basic and Diluted Loss Per Common Share                                             $      (0.13)               $      (0.23)
============================================================================================================================

Weighted Average Common Shares Outstanding                                            26,638,391                  22,357,874
============================================================================================================================

                                 See accompanying notes to financial statements.

                                                                                                    Electric City Corp.

                                                                                     Statements of Stockholders' Equity

=======================================================================================================================



                                                                                                Member        Common
                                                                                    Shares     Capital         Stock
-----------------------------------------------------------------------------------------------------------------------
Balance, May 1, 1998                                                                     -   $  18,679      $      -

      Issuance of common stock for merger of Company                            20,000,000     (18,679)        2,000
      Acquisition                                                                1,200,272           -           120
      Conversion of convertible debt                                               500,000           -            50
      Issuance of shares for cash (net of offering costs of $13,023)             1,351,978           -           136
      Issuance of shares for purchase of land and building                         340,000           -            34
      Issuance of shares and warrants in exchange for services received            996,000           -            98
      Net loss for the year ended April 30, 1999                                         -           -             -
      Net loss of LLC prior to becoming a corporation                                    -           -             -
      Expenses paid on behalf of the Company                                             -           -             -
-----------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1999                                                         24,388,250           -         2,438

      Issuance of shares in exchange for services received                         103,250           -            11
      Acquisition of assets of Marino Electric, Inc.                             1,600,000           -           160
      Discount on shares issued in private placement                                     -           -             -
      Commissions paid on private placement shares subject to recession                  -           -             -
      Net loss for the eight months ended December 31, 1999                              -           -             -
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                      26,091,500   $       -      $  2,609
=======================================================================================================================
============================================================================================================================
                                                                                                                      Total
                                                                                                                   Members'
                                                                               Additional                       Deficit and
                                                                                  Paid-in        Accumulated  Stockholders'
                                                                                  Capital            Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, May 1, 1998                                                          $         -      $   (49,469)     $   (30,790)

      Issuance of common stock for merger of Company                               16,679                -                -
      Acquisition                                                               1,200,152                -        1,200,272
      Conversion of convertible debt                                              499,950                -          500,000
      Issuance of shares for cash (net of offering costs of $13,023)            1,365,043                -        1,365,179
      Issuance of shares for purchase of land and building                        339,966                -          340,000
      Issuance of shares and warrants in exchange for services received         2,715,801                -        2,715,899
      Net loss for the year ended April 30, 1999                                        -       (5,210,917)      (5,210,917)
      Net loss of LLC prior to becoming a corporation                            (120,362)         120,362                -
      Expenses paid on behalf of the Company                                       80,289                -           80,289
---------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1999                                                         6,097,518       (5,140,024)         959,932

      Issuance of shares in exchange for services received                        258,765                -          258,776
      Acquisition of assets of Marino Electric, Inc.                            2,095,840                -        2,096,000
      Discount on shares issued in private placement                              615,000                -          615,000
      Commissions paid on private placement shares subject to recession          (384,250)               -         (384,250)
      Net loss for the eight months ended December 31, 1999                             -       (3,415,003)      (3,415,003)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                    $ 8,682,873      $(8,555,027)     $   130,455
============================================================================================================================

                                 See accompanying notes to financial statements.

                                                                                                       Electric City Corp.

                                                                                                  Statements of Cash Flows

==========================================================================================================================
                                                                                            Eight months
                                                                                                   ended        Year ended
                                                                                            December 31,         April 30,
                                                                                                    1999              1999
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
      Net loss                                                                              $(3,415,003)     $ (5,210,917)
      Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
            Depreciation and amortization                                                       277,854            30,353
            Issuance of shares and warrants in exchange for services
                  rendered                                                                      472,108         3,702,839
            Discount on stock sold in private placement                                         615,000                 -
            Expenses paid on behalf of company                                                        -            80,289
            Changes in assets and liabilities
                  Accounts receivable                                                        (1,206,629)         (118,272)
                  Inventories                                                                  (313,935)         (269,001)
                  Accounts payable                                                              636,602           184,160
                  Accrued liabilities                                                           319,093            98,698
                  Deferred revenue                                                              604,167                 -
--------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                        (2,010,743)       (1,501,851)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows Used in Investing Activities
      Cash advanced on note receivable to stockholder                                          (600,000)                -
      Purchase of property and equipment                                                       (100,005)         (941,432)
--------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                          (700,005)         (941,432)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows Provided by Financing Activities
      Proceeds from long-term debt                                                               31,152           800,000
      Payments on long-term debt                                                                (14,101)          (11,649)
      Proceeds from private placement                                                         9,149,982                 -
      Commissions paid for private placement                                                   (384,250)                -
      Amounts refundable from private placement                                                 110,000                 -
      Proceeds from stock issuance                                                                    -         1,365,179
      Proceeds from loan from stockholders                                                            -           746,000
      Payments on loans from stockholders                                                      (500,000)                -
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                     8,392,783         2,899,530
--------------------------------------------------------------------------------------------------------------------------


                                                                                                          Electric City Corp.

                                                                                                     Statements of Cash Flows

=============================================================================================================================
                                                                                                 Eight months
                                                                                                        ended      Year ended
                                                                                                 December 31,       April 30,
                                                                                                         1999            1999
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                         $ 5,682,035      $  456,247

Cash and Cash Equivalents, at beginning of period                                                     484,162          27,915
-----------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, at end of period                                                       $ 6,166,197      $  484,162
-----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
 In May 1999, the Company acquired certain assets of
   Marino Electric, Inc. from Joseph Marino, a
   related party, as follows:
            Inventory                                                                             $   342,000
            Property and equipment                                                                    183,185
            Cost in excess of assets acquired                                                       3,362,815
--------------------------------------------------------------------------------------------------------------
      Assets acquired                                                                               3,888,000
      Due to seller                                                                                (1,792,000)
      Stock issued to seller                                                                       (2,096,000)
--------------------------------------------------------------------------------------------------------------

                                                                                                  $         -
--------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
      Cash paid during the periods for interest                                                   $   143,000      $   44,000

Supplemental Disclosures of Noncash Investing and Financing
      Activities
      Stock and warrants issued in exchange for services received                                 $   258,776      $2,715,899
      Stock issued in exchange for conversion of loan from stockholders                                     -         500,000
      Stock issued as partial payment for land and building                                                 -         340,000

                                See accompanying notes to financial statements.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

1. Organization and Nature of Business

Electric City (the "Company") was formed as a limited liability company (Electric City, L.L.C.) on December 5, 1997 to acquire and commercialize application of a patented technology that reduces the amount of electricity required to power various lighting facilities such as commercial buildings, factories and residential structures. On February 4, 1998, an Operating Agreement ("Operating Agreement") was entered into between Electric City, L.L.C.'s two members, Joseph C. Marino, who subsequently assigned his interest to Pino, L.L.C. ("Pino") and NCVC, L.L.C. ("NCVC"), pursuant to which Electric City, L.L.C. was to actively market this technology in the United States. Prior to May 1, 1998, the LLC had nominal operations resulting in a loss of approximately $50,000. The Operating Agreement was subsequently amended on May 26, 1998. On June 5, 1998, Electric City, L.L.C. merged with Electric City Corp., a Delaware corporation. As a result, Electric City Corp. distributes, manufactures and sells an energy management saving system in the United States under an exclusive license agreement (Note 12(a)).

In May 1999, the Company acquired certain assets of Marino Electric, Inc. ("Marino") (see Note 3). As a result, subsequent to May 24, 1999, the Company also operates as a designer and manufacturer of custom electrical switching gear and distribution panels which serve to distribute electricity from a building's principal power source to the various electric switches within a building. Upon consummation of the acquisition of certain assets of Marino, the Company was no longer considered a development stage company.

In January 2000, the Company changed its fiscal year end to December 31 which will be its fiscal year end in the future. Prior to January 2000, the Company's fiscal year ended on April 30. As a result, the accompanying financial statements include (1) results of operations and cash flows for the eight-month period from May 1, 1999 through December 31, 1999, referred to as the "transition period" and (2) the historically reported 12-month period ended April 30, 1999. For comparative purposes, unaudited results of operations for the comparable eight-month period ended December 31, 1998 have been presented in
Note 18.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Approximately 26% of the trade receivables before allowances at December 31, 1999 were represented by two customers. These two customers represented approximately 30% of the Company's revenue for the eight months ended December 31, 1999. Two vendors accounted for approximately 29% of the Company's total purchases during the eight months ended December 31, 1999 and represent 36% of the accounts payable balance at December 31, 1999. There were no such concentrations for the year ended April 30, 1999.

Inventories

Inventories are stated at the lower of FIFO cost or market.

Property and Equipment

Property and equipment are stated at cost. For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives.

Buildings                                    39 years
Computer equipment                           3 years
Furniture                                    5 - 10 years
Shop equipment                               3 - 5 years
Transportation equipment                     3 years

Cost in Excess of Assets Acquired

Cost in excess of fair value of assets acquired is amortized using the straight-line method over 10 years.

Deferred Revenue

Customer payments received prior to shipment of the related goods are included in deferred revenue. Also, a nonrefundable deposit received from a distributor of the Company has been reflected as deferred revenue and is being recognized as revenue on a straight-line basis over the 10-year term of the related distributor agreement.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

Business Segments

Currently, management views the Company's operations as one business segment. It is anticipated that in the future, management will view the operations in two business segments; sales of energy savers and the design and manufacture of electrical switching goods and distribution panels.

Revenue

Recognition Revenue is recognized upon shipment. On contracts where the Company is required to perform installation services, revenue is recognized when the services have been provided.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were $88,000 and $1,923,000 for the periods ended December 31, 1999 and April 30, 1999, respectively.

Marketing and Promotional Costs

Marketing and promotional costs incurred by the Company are expensed as incurred.

Advertising

Advertising expenditures are generally charged to operations in the period incurred and totaled $207,000 and $56,000 for the periods ended December 31, 1999 and April 30, 1999, respectively.

Organizational

Costs The Company incurred organizational costs upon incorporation of both Electric City, L.L.C. and Electric City Corp. These costs consisted of legal and filing costs for the entities and were expensed as incurred, in accordance with (AICPA) Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The statement requires presentation of two amounts, basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding. Included in the computation of weighted average shares outstanding for the eight months ended December 31, 1999 are the 2,171,179 shares of common stock subject to recession (Note 13). Dilutive earnings per share would include all common stock equivalents. The Company has not included the outstanding options or warrants as common stock equivalents because the effect would be antidilutive.

The members' capital was converted into 10,000,000 shares of common stock at the merger date. The shares have been treated as if they have been outstanding since inception for purposes of computing net loss per share.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheets and measures these instruments at fair market value. SFAS No. 133 has been amended by SFAS No. 137, which delays the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

Stock Split

The Company effected a two-for-one stock split effective July 30, 1999. All shares and per share amounts have been adjusted to reflect the split.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these amounts. The Company's long-term debt approximates fair value based on instruments with similar terms.

3. Acquisition of Marino Electric Assets

In January 1999, the Company agreed, subject to an appraisal, to acquire certain assets of Marino Electric, Inc. from Joseph Marino, a related party, for $1,792,000 in cash and 1,600,000 shares ($2,096,000) of the Company's common stock. The Company has not paid the cash balance and is accruing interest expense at 9% per annum on the unpaid cash balance. The closing took place effective May 24, 1999. As Mr.. Marino owns less than 50% of the common stock of the Company, the transaction was accounted for by the purchase method of accounting. The purchase price of $3,888,000 exceeded the fair value of the assets acquired by approximately $3,363,000 and is being amortized on a straight-line basis over 10 years. The results of operations of Marino from the date of the acquisition are reflected in the statement of operations for the eight-month period ended December 31, 1999.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Marino acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                Eight months
                                                       Ended        Year ended
                                                December 31,         April 30,
                                                        1999              1999
    --------------------------------------------------------------------------

    Revenues                                     $ 2,873,000       $ 3,179,000
    Net loss                                      (3,430,000)       (5,400,676)
    Basic and diluted loss per common share            (0.13)            (0.23)

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

4. Note Receivable - Stockholder

In December 1999, the Company advanced $600,000 to a significant stockholder of the Company. Interest is being charged on this advance in the fixed amount of $120,000 which approximates an annual rate of 60%. The note receivable matures in April 2000 and is secured by 200,000 shares of the Company's common stock. The note receivable and the related interest was paid in March 2000.

5. Inventories Inventories consist of the following:

                                                  December 31,   April 30,
                                                          1999        1999
--------------------------------------------------------------------------

Raw materials                                       $  742,501    $117,850
Work in process                                        331,053      75,978
Finished goods                                          42,263     266,054
---------------------------------------------------------------------------

                                                    $1,115,817    $459,882
---------------------------------------------------------------------------


6. Property and Equipment

Property and equipment are summarized as follows:

                                                 December 31,     April 30,
                                                         1999          1999
---------------------------------------------------------------------------

Land                                               $  205,000    $  205,000
Building                                              941,297       935,000
Furniture                                              57,820        38,310
Shop equipment                                        161,594        16,278
Computer equipment                                     55,662        21,608
Transportation equipment                              147,136        69,124
----------------------------------------------------------------------------

                                                    1,568,509     1,285,320
Less accumulated depreciation                         112,042        30,353
----------------------------------------------------------------------------

                                                   $1,456,467    $1,254,967
----------------------------------------------------------------------------

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

7. Operating Agreement

On February 4, 1998, Joseph C. Marino ("Controlling Member") and NCVC ("Other Member") entered into an Operating Agreement subsequently amended on May 26, 1998, commencing operations of the development stage company (Electric City, L.L.C.). Under the terms and subject to the conditions set forth in the Operating Agreement, the Other Member agreed to loan the Company $500,000 to meet operating cash needs of the Company and to secure a letter of credit with a financial institution for $500,000. The Controlling Member, in exchange, assigned its rights under a Sales, Distribution and Patent License Agreement ("License Agreement") (Note 12(a)) to the Company. No value was assigned for the assignment of the License Agreement or the securing of the letter of credit. The letter of credit was retired by the Other Member's payment of $250,000 to the Controlling Member, who obtained and surrendered the letter of credit to the Other Member and the financial institution. Upon completion of this transaction, each member had a further obligation to loan the Company up to $250,000 each on an as-needed basis. As of December 31, 1999 and April 30, 1999, loans under this arrangement totaled $0 and $500,000, respectively. These loans bear interest at 9% and are payable on demand. Accrued interest on this debt is approximately $0 and $16,000 at December 31, 1999 and April 30, 1999, respectively.

Additionally, pursuant to the Operating Agreement, the Other Member was obligated to bring the Company to the status of a publicly traded company on the Over-The-Counter Bulletin Board ("OTC").

The Operating Agreement also requires the Other Member to indemnify the Controlling Member in every manner necessary as it relates to the public registration.

8. Merger Agreement

On June 5, 1998, upon the merger of Electric City, L.L.C. into Electric City Corp., the Controlling Member and Other Member became the controlling stockholder and significant minority stockholder, respectively, and their respective obligations under the Operating Agreement transferred and continue to be obligations.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

9. Accrued Expenses

Accrued expenses consist of the following:

                                                       December 31,  April 30,
                                                               1999       1999
------------------------------------------------------------------------------

Compensation                                               $ 42,649    $ 7,042
Interest                                                     40,320     15,914
Real estate taxes                                            39,968     11,950
Professional fees                                            63,572     47,730
Sales tax payable                                            92,061          -
Accrued royalties                                            46,800      7,800
Warranty reserve                                             50,000          -
Other                                                        41,895      7,736
------------------------------------------------------------------------------

                                                           $417,265    $98,172
------------------------------------------------------------------------------
10. Long-Term Debt

Long-term debt consists of the following:

                                                       December 31,  April 30,
                                                               1999       1999
------------------------------------------------------------------------------
Mortgage note to CIB Bank, 8.25%,
      payable in monthly principal and
      interest installments of $6,876 until August
      2003. A final payment of
      $710,000 is due in August 2003.
      Collateralized by the building and land.             $776,812   $788,351

Various                                                      28,590          -
------------------------------------------------------------------------------

Total long-term debt                                        805,402    788,351

Less current portion                                         28,380     18,112
------------------------------------------------------------------------------

                                                           $777,022   $770,239
==============================================================================

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

The aggregate amounts of long-term debt maturing in each of the next four years are as follows:


-----------------------------------------------------------------------------

2000                                                                 $ 28,380
2001                                                                   31,000
2002                                                                   30,000
2003                                                                  716,022
-----------------------------------------------------------------------------

                                                                     $805,402
-----------------------------------------------------------------------------

11. Income Taxes

The composition of income tax expense (benefit) is as follows:

                                                Eight months
                                                       ended       Year ended
                                                December 31,        April 30,
                                                        1999             1999
-----------------------------------------------------------------------------

Deferred
      Federal                                     $ (912,000)     $(1,279,000)
      State                                         (161,000)        (226,000)
      Change in valuation
            allowance                              1,073,000        1,505,000
-----------------------------------------------------------------------------

Benefit for income taxes                          $        -      $         -
-----------------------------------------------------------------------------

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

Significant components of the Company's deferred tax asset are as follows:



                                                  Eight months
                                                         ended      Year ended
                                                  December 31,       April 30,
                                                          1999            1999
------------------------------------------------------------------------------

Deferred tax asset
      Net operating loss
            carryforwards                          $ 1,389,000     $   446,000
      Common stock issued for
            services rendered                        1,160,000       1,059,000
      Other                                             29,000               -
------------------------------------------------------------------------------

                                                     2,578,000       1,505,000
      Less valuation allowance                      (2,578,000)     (1,505,000)
------------------------------------------------------------------------------

Total net deferred tax asset                       $         -     $         -
------------------------------------------------------------------------------

The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 1999, the Company has U.S. federal net operating loss carryforward available to offset future taxable income of approximately $3,560,000 which expires in the years 2018 and 2019.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

                                                 For the eight   For the year
                                                  Months ended          ended
                                                  December 31,      April 30,
                                                          1999           1999
-----------------------------------------------------------------------------

Income tax (benefit) at federal
      statutory rate                              $(1,161,000)     $1,772,000)

State taxes                                          (121,000)       (188,000)

Nondeductible acquisition
      expense                                               -         408,000

Nondeductible discount on stock
      sold in private placement                       209,000               -

Tax benefit of loss prior to
      conversion from L.L.C. to
      "C" corporation                                       -          47,000

Increase in valuation allowance                     1,073,000       1,505,000
-----------------------------------------------------------------------------

Income tax expense (benefit)                      $         -      $        -
-----------------------------------------------------------------------------

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

12. Commitments

a) Pursuant to the License Agreement dated January 1, 1998 and amended in January 2000 between Giorgio Reverberi ("Reverberi"), the owner of the patent, and Joseph Marino, Chairman and former CEO of Electric City L.L.C. (who assigned the rights to the Company), the Company agreed to pay Reverberi a royalty of $200 for each product unit made by or for the Company and sold by the Company. Joseph Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the License Agreement is until December 31, 2007, with automatic renewal available until December 31, 2017, unless written termination is provided by either party of the License Agreement no less than 90 days prior to the automatic renewal date. The Company has accrued $46,800 and $7,800 at December 31, 1999 and April 30, 1999, respectively.

b) In January 2000, the Company has entered into employment agreements with certain officers and employees for initial terms ranging between three to four years. Under the terms of these agreements, the aggregate amount due is $4,950,000.

c) A consultant has brought suit in the Circuit Court of Cook County, Illinois against the Company alleging breach of a consulting agreement that was entered into between the parties on April 6, 1999. Pursuant to that agreement, which terminated by its own terms on October 6, 1999, the consultant was to perform a variety of services, including (1) assisting the Company in obtaining working capital, (2) facilitating the purchase of another company, and (3) facilitating the process of listing the Company as a NASDAQ small-cap company. The consultant alleges that he accomplished the first two items and was prevented from performing the third item based upon the actions of the Company. The consultant seeks damages of approximately $1,450,000. The Company has answered the first two counts of the complaint denying that the consultant performed under the terms of the contract. The Company has moved to dismiss the remaining counts of the complaint, arguing that any claims for services that were not performed are barred by the terms of the contract. The Company intends to vigorously defend itself in this matter; however, the ultimate outcome of this situation is not presently determinable. Accordingly, no adjustments that may result from the final resolution of this uncertainty have been made in the accompanying financial statements.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

13. Common Stock Subject to Recession

In January 2000, the Company completed a private placement of 2,181,179 shares of its common stock in an offering made pursuant to Regulation D and Rule 506 (the "506 Offering"). The proceeds of this offering are to be used for payment of the cash portion of the Marino acquisition, inventory, repay indebtedness to the principal stockholders and for general working capital purposes. As a result of the Company's statements made in certain press releases issued during the 506 offering, it is possible, but not altogether certain, that such statements might be considered general solicitation which is not permitted in a nonpublic offering under Rule 506 and therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended. As a result, the Company may be in violation of Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors may have recession rights as to the shares purchased. Such investors may have the right to rescind these purchases of common stock for a period of one year from the date of purchase of the common stock. Based upon the close business relationship some investors have with the Company and its management and relationships that others have with management of the Company, the Company does not believe that investors owning a material amount of securities purchased in the 506 offering would demand recession and any such recession would not have a material effect on the Company's financial position.

As the possibility of recession does exist, the shares subject to recession have been reported as mezzanine equity in the Company's financial statements.

14. Equity Transactions

a) On June 5, 1998, the Company acquired Pice Products Corporation ("Pice"), a nonoperating company. In this transaction, 1,200,272 common shares of the Company were issued to the Pice stockholders in return for all of the outstanding shares of Pice. The Company acquired no identifiable assets or liabilities. The purpose of this merger was to enable the Company to obtain stockholders. The shares were valued at $1 per share based on the estimated fair value. As the Company acquired no assets, the Company incurred a charge for $1,200,272.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

b) As part of the original Operating Agreement (Note 7), the Other Member agreed to loan amounts to the Company of up to $500,000 to meet cash needs prior to the private placement offering in June 1998. These loans did not bear interest. In June 1998, based on the estimated fair market value price of $1 per share, the outstanding balance of $500,000 was converted into 500,000 shares of the Company's common stock.

c) On June 11, 1998, the Company issued 940,000 shares of common stock in connection with a private offering in accordance with Regulation D,
      Section 504 of the Securities Exchange Commission's 1933 Act (500,000 upon conversion of loans described above). As a result of this offering, the Company generated $440,000 of cash less offering costs of $13,023 through the sale of 440,000 shares of common stock at the estimated fair market value price of $1 per share.

      In addition, the Company sold 911,978 shares of common stock for a total of $938,202 in February and March 1999. These shares were sold at approximately $1 per share. During this time period, the fair market value of the stock (current trading price on the "OTC") ranged from $2.57 per share to $3.19 per share.

      In July 1999, the Company issued a private placement offering under Regulation D of the Securities Act of 1993. The offering was for a minimum of 660,000 shares and a maximum of 2,200,000 shares at $4.50 per share. As of December 31, 1999, the Company had received cash proceeds, net of commissions, of $8,765,732 in exchange for 2,171,179 shares of common stock. (See Note 13). Two investors requested refunds totaling $110,000 prior to the issuance of the related stock certificates. This amount was refunded in January 2000 and is reflected as a current liability at December 31, 1999. As discussed below, certain common stock issued in connection with this private placement offering were sold for less than the established offering price of $4.50.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

      820,000 shares of common stock were sold to two institutional investors at $3.75 per share. The Company has recognized $615,000 of marketing expense for the difference between the private placement offering price and the cash received for these shares.

d) In August 1998, the Company purchased the building used as its corporate headquarters for $800,000 cash which was satisfied by a first mortgage and 340,000 shares of the Company's common stock, valued at $1 per share based on the estimated fair market value of the common stock.

e) The Company issued 103,250 and 996,000 shares of common stock in exchange for consulting services rendered for the eight-month period ended December 31, 1999 and the year ended April 30, 1999, respectively. In April 1999, 200,000 warrants were also issued in exchange for consulting services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the stock issued (current price of the common stock on the "OTC") which ranged from $2.09 to $7.72 per share. Approximately $472,000 and $2,503,000 was charged to operations for the eight months ended December 31, 1999 and the year ended April 30, 1999, respectively. $213,332 was classified as a prepaid expense at April 30, 1999 and subsequently was charged to operations in the eight months ended December 31, 1999.

f)    In connection with the purchase of certain assets of Marino Electric (Note
      3), he Company issued 1,600,000 shares of its common stock to the seller. The fair market value of these shares was determined to be $2,096,000 based on the current price of the common stock on the "OTC."

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

g) At December 31, 1999 and April 30, 1999, the Company had outstanding warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2 per share. These warrants expire in February 2002.

15. Stock Options

Joseph Marino, as Chairman and former CEO, was granted options as part of an employment agreement to acquire 900,000 shares of common stock at $1.75 per share. These options vest ratably over the four-year term of the employment agreements and expire in December 2008.

In June 1998, both NCVC and Pino were granted options to purchase 2,000,000 shares of common stock each at an exercise price of $1.10 per share. These options will vest in January 2000 if the Company's closing stock price exceeds $5 per share on any 20 consecutive trading days. During the eight months ended December 31, 1999, Company's closing stock price exceeded $5 per share for 20 consecutive trading days. These options expire in June 2008.

In January 1999, certain employees were granted options to purchase 304,000 shares of common stock at an exercise price ranging from $1.75 to $3.50 per share. 150,000 options vested upon the signing of the agreements and 154,000 will vest in January 2000. These options expire in periods from December 2008 through March 2009.

In November 1999, certain employees were granted options to purchase 40,000 shares of common stock at an exercise price of $7.50 per share. 6,000 options will vest in 2000, 6,000 in 2001 and 28,000 in 2002.

Subsequent to year end, as part of employment agreements, certain officers and key employees of the Company were granted options to acquire 3,661,503 shares of common stock at exercise prices ranging from $7.00 to $12.99 per share. These options vest over periods through 2006.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

The following table summarizes the options granted, exercised and outstanding as of December 31:


                                                                                          Weighted
                                                            Exercise Price Per             Average
                                                       Shares               Share   Exercise Price
---------------------------------------------------------------------------------------------------
Outstanding at May 1, 1998
Granted                                             5,204,000       $1.10 - $3.50            $1.25
Exercised                                                   -                   -                -
---------------------------------------------------------------------------------------------------

Outstanding at April 30, 1999                       5,204,000       $1.10 - $3.50            $1.25

Granted                                                40,000               $7.50            $7.50
Exercised                                                   -                   -                -
---------------------------------------------------------------------------------------------------

Outstanding at December 31, 1999                    5,244,000       $1.10 - $7.50            $1.30
===================================================================================================

Options exercisable at
  December 31, 1999 and April 30, 1999                150,000               $1.75            $1.75
===================================================================================================

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options. Under APB Opinion 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

F-25 The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the proforma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123 are as follows:

                                                  For the eight         For the
                                                   months ended      Year ended
                                                   December 31,       April 30,
                                                           1999            1999
-------------------------------------------------------------------------------

Weighted average fair value per
      options granted                                     $3.52           $1.27

Significant assumptions (weighted
      average)
      Risk-free interest rate at grant                     5.94
            date                                               %           5.21%
      Expected stock price volatility                        55%             55%
      Expected dividend payout                                -               -
      Expected option life (years)                          3.7            4.10
Net loss
      As reported                                    (3,415,000)     (5,211,000)
      Proforma                                       (3,812,000)     (7,611,000)
Net loss per share
      As reported                                          (.13)           (.23)
      Proforma                                             (.14)           (.34)

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

The following table summarizes information about stock options outstanding at December 31, 1999.

                                 Options Outstanding                                       Options Exercisable
          -------------------------------------------------------------------    ----------------------------------------
                            Number
                       Outstanding
                                at       Weighted Average   Weighted Average                            Weighted Average
Exercise              December 31,  Remaining Contractual           Exercise         Number Exercisable         Exercise
Price                         1999                   Life              Price       at December 31, 1999            Price
------------------------------------------------------------------------------------------------------------------------
$1.10                    4,000,000            8.5 years                $1.10                          -              N/A
$1.75                    1,200,000            9.0 years                 1.75                    150,000             1.75
$3.50                        4,000           9.25 years                 3.50                          -              N/A
$7.50                       40,000             10 years                 7.50                          -              N/A
          --------------------------------------------------------------------------------------------------------------

                         5,244,000           8.63 years                $1.30                    150,000            $1.75
          ==============================================================================================================

16. Related Parties

During the year ended April 30, 1999, the Company paid approximately $165,000 to Marino Electric, Inc. for goods purchased and services rendered. Marino Electric, Inc. is owned by an officer and stockholder of the Company.

In May 1999, the Company acquired certain assets of Marino Electric, Inc. from an officer and stockholder of the Company. At December 31, 1999, the unpaid cash portion of the purchase price in the amount of $1,792,000 has been reflected as a current liability. Approximately $97,000 of interest was charged to interest expense for the eight months ended December 31, 1999. At December 31, 1999, approximately $16,000 of royalties due to an officer and stockholder of the Company has been included in accrued expenses.

                                                            Electric City Corp.

                                                  Notes to Financial Statements

================================================================================

17. Subsequent Event

Subsequent to year end, the Company signed two letters of intent for acquisitions. The Company intends to fund these acquisitions through the issuance of its common stock to shareholders of companies being acquired. The acquisitions are expected to close in May and June 2000.

18. Transition Period Comparable Information (Unaudited)

In January 2000, the Company changed its fiscal year end from April 30 to December 31. Therefore, the transition period ended December 31, 1999 includes eight months of operations.

The unaudited information for the comparable eight-month period of May 1998 through December 31, 1998 included below reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the comparable transition period.

-------------------------------------------------------------------------------
Revenues                               $ 50,000
Gross loss                              (89,000)
Net loss                             (1,880,000)
Basic and diluted loss per share           (.09)