Form 10KSB40/A
period 1999-12-31
ELECTRIC CITY CORP
filed 2000-05-03
CIK 1065860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1

                                       to

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

   Item 11. Security Ownership of Certain Beneficial Owners and Management....21

   Item 12. Certain Relationships and Related Transactions....................22

   Item 13. Exhibits and Reports on Form 8-K..................................23

SIGNATURES....................................................................25

Report of Independent Certified Public Accountants

Electric City Corp.
Elk Grove Village, Illinois

We have audited the accompanying balance sheets of Electric City Corp. as of December 31, 1999 and April 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the eight-month period ended December 31, 1999 and the year ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric City Corp. at December 31, 1999 and April 30, 1999, and the results of its operations and cash flows for the eight-month period ended December 31, 1999 and the year ended April 30, 1999 in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

Chicago, Illinois
April 11, 2000, except for Note 12(d)
      which is as of May 1, 2000

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

d) As the result of certain distributors failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company has entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing 11 states have not agreed with the proposed restructuring of the distributorship agreements and have threatened legal action. Management denies all of the claims made by the distributors and plans to take action to counterclaim to collect the minimum purchase amounts and to enforce all of the Company's rights under the agreements. The three distributors have made a variety of assertions, including, inter alia, contending that the Company and/or its officers made misrepresentations regarding the financial condition of the Company, the products' capabilities and whether certain entities were customers of the Company, which allegedly induced them to become distributors and stockholders to their alleged damage. They also claim breaches of the distribution agreements including inter alia, failure to provide adequate support for sales efforts, failure to furnish products that conform with contractual requirements and wrongful efforts to take away and/or interfere with the exclusivity of the distributors' rights. The type of claims they contend they may assert are securities fraud and RICO claims, breach of contract, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortuous interference. No complaint has yet been filed and no specific damage number has been articulated by the distributors, but they contend that the damage claims will be in the millions of dollars. Management denies all of the claims made by the distributors and intends to fully and vigorously defend the claims. If, and when, a legal proceeding is commenced, it is anticipated that counterclaims against the distributors will be filed by the Company relating to the lack of performance and other actions of the distributors. The Company has retained the firm of Katten, Muchin Zavis, of Chicago, Illinois, to advise and defend the Company. While the Company believes the distributor claims are frivolous and that the Company will prevail in its counterclaims, it is not able to definitively determine the ultimate outcome of such claims and can not estimate the amount of potential losses. However, if the distributors were successful, their claims could materially effect the financial position and results of operations of the Company.

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

-------------------------------------------------------------------------------
Revenues                               $ 50,000
Gross loss                              (39,000)
Net loss                             (1,880,000)
Basic and diluted loss per share           (.09)