Form 10QSB
period 2000-03-31
ELECTRIC CITY CORP
filed 2000-05-15
CIK 1065860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   /X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   / /                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___________ to ___________


                         Commission file number 000-2791



                               ELECTRIC CITY CORP.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                     36-4197337
            --------                                     ----------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)



           1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410
                    (Address of principal executive offices)

                                 (847) 437-1666
                           (Issuer's telephone number)

       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90
                              days:   Yes X      No
                                         ---       ---

28,269,318 shares of the registrant's common stock, $.0001 par value per share, were outstanding as of May 10, 2000.

          Transitional Small Business Disclosure Format: Yes / / No /X/

                               ELECTRIC CITY CORP.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
Part I           Financial Information

  ITEM 1.        Financial Statements:

                 Balance Sheets
                 March 31, 2000 and December 31, 1999............................     4

                 Statement of Operations
                 Three Months Ended March 31, 2000 and 1999......................     6

                 Statement of Stockholders' Equity (Deficit)
                 Three Months Ended March 31, 2000...............................     7

                 Statement of Cash Flows
                 Three Months Ended March 31, 2000 and 1999......................     8

                 Notes to Condensed Consolidated Financial Statements............     9


  ITEM 2.        Management Discussion and Analysis of
                 Financial Condition or Plan of Operations.......................    14


Part II.         Other Information:

  ITEM 2.        Changes in Securities...........................................    17

  ITEM 6.        Exhibits and Reports on Form 8-K................................    17

                 Signatures......................................................    18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                             Electric City Corp.


                                                                   Balance Sheet


================================================================================


                                                                  March 31,
                                                                       2000           December 31,
                                                                (Unaudited)               1999 (1)
--------------------------------------------------------------------------------------------------

ASSETS
    Current Assets
      Cash and cash equivalents                                $  3,387,347           $  6,166,197
      Accounts receivable, net                                    1,160,011              1,324,901
      Inventories                                                 1,721,994              1,115,817
      Other, including $25,000 note receivable from
      employee as of March 31, 2000                                  83,162                600,000
--------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                      6,352,514              9,206,915

    Property and Equipment                                        1,698,882              1,568,509
    Less accumulated depreciation                                  (150,296)              (112,042)
--------------------------------------------------------------------------------------------------
        NET PROPERTY AND EQUIPMENT                                1,548,586              1,456,467

    Costs in Excess of Assets Acquired,
      net of amortization of $280,235 and $196,164 at
      March 31, 2000 and March 31, 1999, respectively             3,082,580              3,166,651
--------------------------------------------------------------------------------------------------



                                                               $ 10,983,681           $ 13,830,033
==================================================================================================

                                                             Electric City Corp.


                                                                   Balance Sheet
================================================================================



                                                                              March 31,
                                                                                   2000           December 31,
                                                                            (Unaudited)               1999 (1)
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Due to seller                                                        $    992,000           $  1,792,000
      Current portion of long-term debt                                          28,927                 28,380
      Accounts payable                                                          379,512                820,762
      Accrued expenses                                                          264,965                417,265
      Amounts refundable from private placement                                       0                110,000
      Deferred revenue                                                          175,000                175,000
--------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                             1,840,405              3,343,407

    Long-Term Deferred Revenue                                                  416,667                429,167
    Long-Term Debt                                                              769,417                777,022
--------------------------------------------------------------------------------------------------------------

    COMMON STOCK SUBJECT TO RESCISSION                                        9,194,982              9,149,982

    STOCKHOLDERS' EQUITY
      Common stock, $.0001 par value, 30,000,000 shares authorized,
        26,095,500 and 26,091,500 shares issued and outstanding as
        of March 31, 2000 and December 31, 1999, respectively                     2,609                  2,609
      Additional paid-in capital                                              8,718,245              8,682,873
      Accumulated deficit                                                    (9,958,644)            (8,555,027)
--------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                           (1,237,790)               130,455
--------------------------------------------------------------------------------------------------------------
                                                                           $ 10,983,681           $ 13,830,033
==============================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


(1) Derived from audited December 31, 1999 10-K

                                                             ELECTRIC CITY CORP.


                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

================================================================================

THREE MONTHS ENDED MARCH 31                                             2000             1999
---------------------------------------------------------------------------------------------
REVENUE                                                        $     999,102    $      94,561
---------------------------------------------------------------------------------------------

EXPENSES
    Cost of sales                                                    907,028           38,212
    Selling, general and administrative                            1,622,905        2,851,932
---------------------------------------------------------------------------------------------
      Total expenses                                               2,529,933        2,890,144

    OPERATING LOSS                                                (1,530,830)      (2,795,583)
---------------------------------------------------------------------------------------------


OTHER INCOME (EXPENSE)
    Interest income                                                  183,769            1,909
    Interest expense                                                 (56,556)         (26,646)
---------------------------------------------------------------------------------------------
      Total other income (expense)                                   127,213          (24,737)
---------------------------------------------------------------------------------------------


NET LOSS                                                       $  (1,403,617)   $  (2,820,320)
---------------------------------------------------------------------------------------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                            (0.05)           (0.12)
---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
used in computation of basic and diluted net loss per share       28,255,956       22,743,689
=============================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.


                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     (UNAUDITED)
================================================================================


                                                                      Additional                             Total
                                                          Common         Paid-in    Accumluated      Shareholders'
                                          Shares           Stock         Capital        Deficit   Equity (Deficit)
------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999            26,091,500     $     2,609     $ 8,682,873    $(8,555,027)      $    130,455

Issuance of shares in exchange for
 services received                         4,000               -          35,372              -             35,372

Net loss for the three months
 ended March 31, 2000                          -               -               -     (1,403,617)        (1,403,617)
------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2000               26,095,500     $     2,609     $ 8,718,245    $(9,958,644)     $ (1,237,790)
==================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.


                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

THREE MONTHS ENDED MARCH 31                                                    2000              1999
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

    Net Loss                                                       $     (1,403,617)   $   (2,820,320)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                         122,324            13,792
      Issuance of shares in exchange for services rendered                        0         2,387,756
      Changes in assets and liabilities,
           Accounts receivable                                              164,890           (31,746)
           Inventories                                                     (606,177)           18,055
           Other current assets                                             (83,162)            3,271
           Accounts payable                                                (441,250)           (4,653)
           Accrued expenses                                                (116,928)          (21,265)
           Deferred revenue                                                 (12,500)                0
------------------------------------------------------------------------------------------------------

             Net cash used in operating activities                       (2,376,419)         (455,110)
------------------------------------------------------------------------------------------------------

    CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
      Repayment of stockholder loan                                         600,000                 0
      Purchase of property and equipment                                   (130,373)          (14,168)
------------------------------------------------------------------------------------------------------

             Net cash provided by (used in) investing activities            469,627           (14,168)
------------------------------------------------------------------------------------------------------

    CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Payment of amounts due sellers                                       (800,000)                0
      Payment on long-term debt                                              (7,058)           (4,285)
      Proceeds from private placement - net                                  45,000                 0
      Proceeds from stock issuance - net                                          0           881,978
      Amounts refundable from private placement                            (110,000)                0
      Proceeds from loan from stockholders                                        0           200,000
------------------------------------------------------------------------------------------------------

             Net cash provided by financing activities                     (872,058)        1,077,693
------------------------------------------------------------------------------------------------------

      Net Increase (Decrease) in Cash and Cash Equivalents               (2,778,850)          608,415
------------------------------------------------------------------------------------------------------

      Cash and Cash Equivalents, at beginning of period                   6,166,197            93,799

      Cash and Cash Equivalents, at end of period                  $      3,387,347    $      702,214
=======================================================================================================

Supplemental Disclosure of Cash Flow Information
      Cash paid during the periods for interest                    $         83,436    $       16,342
      Accrual satisfied through issuance of stock                            35,372                 0

                                                             ELECTRIC CITY CORP.



                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.  BASIS OF PRESENTATION         The financial information included herein is
                                  unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

                                  The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                                  For further information, refer to the
                                  financial statements and the related footnotes including in the Electric City Corp. Annual Report on Form 10-KSB/A.

2.  PRIVATE PLACEMENT             In July 1999, the Company commenced a private
                                  placement under Regulation D of the Securities
                                  Act of 1933. As of March 31, 2000, the Company had received cash proceeds, net of commissions and discounts, of $8,799,382 in exchange for 2,181,179 shares of common stock. (See Note
                                  6).

3.  ACQUISITION OF MARINO         Effective May 24, 1999, the Company acquired
    ELECTRIC ASSETS               certain assets of Marino Electric, Inc. from


                                  Joseph Marino, a related party, for
                                  $1,792,000 in cash and 1,600,000 shares
                                  ($1,600,000) of the Company's common stock.
                                  The Company is accruing interest expense at 9% per annum on the unpaid cash balance. As of March 31, 2000, $992,000 of the purchase price was still unpaid and accruing interest. As Mr. Marino owns less than 50% of the common stock of the Company, the transaction was accounted for by the purchase method of accounting. The purchase price of $3,392,000 exceeded the fair value of the assets acquired by approximately $2,867,000 which will be amortized on a straight-line basis over 10 years.

4.  STOCK SPLIT                   The Company effected a two-for-one stock split
                                  effective July 30, 1999. The stock split has been retroactively reflected in the financial statements as of and for the three months ended March 31, 1999.

                                                             ELECTRIC CITY CORP.



                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

5.  NET LOSS PER SHARE            The Company computes net loss per share under
                                  Statement of Financial Accounting Standards
                                  No. 128 "Earnings Per Share." The statement requires presentation of two amounts, basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common stockholders by the number of weighed average common shares outstanding.
                                  Included in the computation of weighted
                                  average shares outstanding for the 3 months ended March 31, 2000 are the 2,181,179 shares of common stock subject to rescission.
                                  Dilutive net loss per share would include all common stock equivalents. The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted net loss per share for three months ended March 31, 2000 and 1999, because the effect would be antidilutive.

6.  INVENTORIES                   Inventories consisted of the following:


                                                       March 31,             December 31,
                                                            2000                     1999
=========================================================================================
                                  Raw Materials       $1,061,712                 $742,501
                                  Work in process        417,203                  331,053
                                  Finished goods         236,579                   42,263
-----------------------------------------------------------------------------------------
                                                      $1,715,494               $1,115,817
=========================================================================================

7.  COMMON STOCK SUBJECT TO       In January 2000, the Company completed a
    RESCISSION                    private placement of 2,181,179 shares
                                  of its common stock in an offering
                                  made pursuant to Regulation D and Rule 506 of the Securities Act of 1933 (the "506
                                  Offering"). The proceeds of this offering were used for payment of the cash portion of the Marino Electric acquisition, inventory, to repay indebtedness to the principal stockholders and for general working capital purposes. As a result of the Company's statements made in certain press releases issued during the 506 offering, it is possible, but not altogether certain, that such statements might be considered general solicitation which is not permitted in a nonpublic offering under Rule 506 and therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended. As a result, the Company may be in violation of Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors may have rescission rights as to the shares purchased.
                                  Such investors may have the right to rescind these purchases of common stock for a period of one year from the date of purchase of the common stock. A rescission right could entitle the holders of the shares to receive a return of the consideration paid ($4.50 per share), together with interest from the date of purchase. Based upon

                                                             ELECTRIC CITY CORP.



                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                  the close business relationship some investors have with the Company and its management and relationships that others have with management of the Company, the Company does not believe that investors owning a material amount of securities purchased in the 506 offering would demand rescission and any such rescission would not have a material effect on the Company's financial position.

                                  As the possibility of rescission does exist, the shares subject to rescission have been reported as mezzanine equity in the Company's financial statements.

8.  SWITCHBOARD APPARATUS         On March 23, 2000, the Company signed a
                                  non-binding letter of intent to purchase all the shares of Switchboard Apparatus, Inc., a manufacturer of electrical switchgear. The acquisition is contingent on satisfactory completion of due diligence, execution of a purchase agreement and satisfaction of customary closing conditions. The majority of the consideration to the selling shareholders will be in the form of Electric City common stock. The acquisition is expected to close in June 2000.

9.  GREAT LAKES CONTROLLED        On April 5, 2000, the Company signed a
    ENERGY CORPORATION            non-binding letter of intent to purchase all
                                  the shares of Great Lakes Controlled Energy
                                  Corporation, an independent systems integrator and facility retrofit specialist. The acquisition is contingent on satisfactory completion of due diligence, execution of a purchase agreement and satisfaction of customary closing conditions. The majority of the consideration to the selling shareholders will be in the form of Electric City common stock. The acquisition is expected to close in June 2000.

                                                             ELECTRIC CITY CORP.



                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


10. LITIGATION                    a)  A  consultant  has  brought  suit in the
                                      Circuit Court of Cook County, Illinois
                                      against the Company alleging breach of a consulting agreement that was entered into between the parties on April 6, 1999.
                                      Pursuant to that agreement, which
                                      terminated by its own terms on October 6, 1999, the consultant was to perform a variety of services, including (1) assisting the Company in obtaining working capital, (2) facilitating the purchase of another company, and (3) facilitating the process of listing the Company as a NASDAQ small-cap company. The consultant alleges that he accomplished the first two items and was prevented from performing the third item based upon the actions of the Company. The consultant seeks damages of approximately $1,450,000. The Company has answered the first two counts of the complaint denying that the consultant performed under the terms of the contract.
                                      The Company has moved to dismiss the
                                      remaining counts of the complaint, arguing that any claims for services that were not performed are barred by the terms of the contract. The Company intends to vigorously defend itself in this matter;
                                      however, the ultimate outcome of this
                                      situation is not presently determinable.
                                      Accordingly, no adjustments that may
                                      result from the final resolution of this uncertainty have been made in the accompanying financial statements.

                                  b)  As the result of  certain  distributors
                                      failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company has entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing 11 states have not agreed with the proposed restructuring of the distributorship agreements and have threatened legal action. Management denies all of the claims made by the distributors and plans to take action to counterclaim to collect the minimum purchase amounts and to enforce all of the Company's rights under the agreements. The three distributors have made a variety of assertions, including, INTER ALIA, contending that the Company and/or its officers made misrepresentations regarding the financial condition of the Company, the products' capabilities and whether certain entities were customers of the Company, which allegedly induced them to become distributors and stockholders to their alleged damage. They also claim breaches of the distribution agreements including INTER ALIA, failure to provide adequate support for sales efforts, failure to furnish products that conform with contractual requirements and wrongful efforts to take away and/or interfere with the exclusivity of the

                                                             ELECTRIC CITY CORP.



                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


                                      distributors' rights. The type of claims they contend they may assert are securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortuous interference. No complaint has yet been filed and no specific damage number has been articulated by the distributors, but they contend that the damage claims will be in the millions of dollars. Management denies all of the claims made by the distributors and intends to fully and vigorously defend the claims. If, and when, a legal proceeding is commenced, it is anticipated that counterclaims against the distributors will be filed by the Company relating to the lack of performance and other actions of the distributors. The Company has retained the law firm of Katten Muchin Zavis Chicago, Illinois, to advise and defend the Company. While the Company believes the distributor claims are frivolous and that the Company will prevail in its counterclaims, it is not able to definitively determine the ultimate outcome of such claims and cannot estimate the amount of potential losses. However, if the distributors were successful, their claims could materially effect the financial position and results of operations of the Company.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company's financial statement and related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by these forward-looking statements.

Overview

On May 24, 1999, the Company acquired substantially all of the assets of Marino Electric, Inc. ("Marino Electric"), a local designer and manufacturer of custom electrical switchgear and distribution panels. Prior to acquiring Marino Electric, the Company was considered a development stage company whose primary activities involved research and development, testing, and the initial marketing of its EnergySaver product. Since the acquisition of Marino Electric it has constituted a majority of the Company's revenue, but going forward the EnergySaver is expected to become the major source of revenue for the Company. In addition, during the first quarter of 2000, the Company signed letters of intent to purchase two companies with complementary technologies that will add significantly to the Company's revenue.


Results of Operations.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH, 1999.

The Company's total revenue for the three-month period ended March 31, 2000 was $999,102 as compared to $94,561 for the three-month period ended March 31, 1999. During the first quarter of 2000, the Company sold 29 EnergySavers, accounting for approximately 25% of the revenue generated during the quarter. The remaining revenue generated during the first quarter of 2000, was primarily derived from the sale of switchgear, distribution panels and miscellaneous electrical components. During the first quarter of 1999, the Company was still considered a development stage company. Sales during this development period were limited to a small number of EnergySaver units.

Cost of sales for the three-month period ended March 31, 2000 totaled $907,028 as compared to $38,212 for the three-month period ended March 31, 1999. The increase in the cost of sales was due to the increase in sales activity resulting from the addition of Marino Electric in May of 1999 and increased sales of EnergySaver units. The gross margin earned during the first quarter of 2000 was approximately 9.2%. The Company has experienced inefficiencies related to the start-up of commercial production of the EnergySaver, which has depressed margins. As sales of the EnergySaver grows these inefficiencies should be eliminated and the gross margin will improve.

Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2000 were $1,622,904 as compared to $2,851,827 for the three-month period ended March 31, 1999. SG&A during the first three months of 1999 included significant research and development costs and professional fees for legal and accounting services, which together totaled approximately $2.4 million. While research and development expenses and professional fees continue to comprise a large portion of SG&A during the first quarter of 2000, totaling approximately $400,000, personnel costs and sales related expenses have become a larger portion of the Company's SG&A. As of end of the first quarter of 2000 approximately, 40% of the Company's employees had been with the Company for less than three months. While some of these new employees were replacements as a result of normal turnover, the majority filled new positions primarily in sales and management. Personnel costs for the quater were approximately

$750,000. The Company also incurred some one-time costs during the quarter to hire and equip these new employees. Management has spent a great deal of its time and resources on organizational issues during 2000, as it attempts to position the company to fully exploit the potential of the EnergySaver. The Company also continues to invest heavily in research and development as it works to improve and extend the EnergySaver's capabilities in an attempt to reduce costs and better meet the requirements of existing and new applications.

Other non-operating income for the three-month period ending March 31, 2000 totaled $127,213 as compared to an expense of $24,737 for the three-month period ended March 31, 1999. The Company recorded $183,769 in interest income during the first quarter of 2000, $120,000 of which was associated with a $600,000 loan to a stockholder which was repaid in full during March 2000. The balance of the interest income was earned on excess cash balances during the quarter. The interest income was partially offset by interest expense of $56,556, the majority of which was related to the amounts due to the sellers of Marino Electric and the mortgage on the Company's facility in Elk Grove Village, Illinois. Other non-operating expense for the first quarter of 1999 consisted primarily of mortgage interest and interest on notes to shareholders.

The Company has not recorded any provision for future tax refunds as the realization of the benefit cannot be assured at this time. The Company's net operating loss carryforward, which can be used to reduce future taxable income, as of the end of March 1999 exceeded $4.5 million.

Liquidity and Capital Resources

As of March 31, 2000, the Company has cash and cash equivalents of $3,387,347, and its only debt consisted of a mortgage of $772,359 on its facility in Elk Grove Village Illinois and vehicle loans totally $25,986. The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside consultants including those providing accounting, legal and engineering services, and the funding of inventory and accounts receivable, and capital expenditures. The Company has financed its operations since inception primarily through the private placement of common stock and loans from stockholders.

In July of 1999, the Company commenced an offering to sell 2,200,000 shares of its common stock. As of March 31, 2000 the Company had raised $8,799,382, net of commissions and discounts, through the issuance of 2,181,179 shares of common stock. As is discussed in note 6 to the financial statements, the funds raised as part of the private placement may be subject to rescission. Based upon the close business relationship some investors have with the Company and its management and relationships that others have with management of the Company, the Company does not believe that investors owning a material amount of the securities purchased in the private placement would demand rescission and any such rescission would likely not have a material effect on the Company's financial position.

Net cash decreased $2,778,850 during the three-month period ending March 31, 2000 as compared to increasing $608,415 during the same period in 1999. Net cash consumed by operating activities was $2,367,919 as compared to $455,110 consumed during the three-month period ended March 31, 1999. Most of the cash consumed in both periods is attributable to the net losses incurred during the periods. In addition working capital increased $1,121,999 during the first three-months of 2000 versus a $36,443 decline during the first quarter of 1999. Operations have not generated cash since the Company's inception, but management believes that revenues will reach a level sometime in the fourth quarter of 2000 such that operations will become cash flow positive before changes in working capital.

Cash provided by investing activities totaled $469,627 during the three-month period ending March 31, 2000, as compared to consuming cash of $14,168 during the three-month period ending March 31, 1999. The first quarter of 2000 benefited from a $600,000 repayment of a loan to a stockholder, which was partially offset by a $130,373 investment in property and equipment. The investment in property and equipment was primarily for shop equipment and office equipment at the Company's Elk Grove Village headquarters. The use of cash during the first quarter of 1999 was for the purchase of capital equipment.

Financing activities consumed $880,558 during the period ending March 31, 2000, versus generating $1,077,693 during the three-months ending March 31, 1999. During the three-month period in 2000 the Company paid $800,000 on the amounts due to the seller of Marino Electric and refunded $110,000 to two investors in the private placement before issuance of their stock. These uses of cash were partially offset by $45,000 received as part of the private placement. The first quarter of 1999 benefited from $881,978 generated through the sale of common stock and $200,000 loaned to the Company by stockholders.

During the first quarter of 2000 the Company received a commitment from LaSalle Bank NA to provide a $2 million working capital line. Access to the line is contingent on completion of loan documents and satisfactory completion of a review of the Company's accounts. Management hopes to have the line available sometime in June.

Management believes that the cash raised as part of the recent private placement, along with the new working capital line should provide sufficient liquidity until internally generated cash reaches a level sufficient to fund operations. None-the-less, the possibility exists that it may have to seek additional capital most likely through the issuance of additional common stock. In the event that it needs to raise additional capital, there is no guarantee that it will be able to do so on a timely basis or under favorable terms.

As previously disclosed, the possibility exists that a suit could be filed by a group of the Company's distributors. While the Company believes that if such a suit is filed it will ultimately prevail, the possibility does exist that the distributors may be successful, which could have a material adverse effect on the Company's financial position.

This discussion includes forward-looking statements that reflect Electric City's current expectations about its future results, performance, prospects and opportunities. Electric City has tried to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates" or similar expressions. These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City's actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company's short operating history, the uncertainty of product acceptance, the need for additional financing, the limited trading market for the Company's securities, the possible volatility of the Company's stock price, the concentration of ownership, and the potential fluctuation in operating results. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this document.

                               ELECTRIC CITY CORP.

                           PART II. OTHER INFORMATION


ITEM 2.           Changes In Securities

                  During the first three-months of 2000, the Company issued 28,055 shares of common stock at $4.50 per share to six individual investors as part of the 506 Offering in exchange for $126,247.50 in cash, a portion of which was received during 1999.

                  In February 2000, the Company issued 4,000 shares of its common stock with an aggregate value of $35,372 to the Griffing Group Inc., a consultant to the company, for services rendered during 1999.


ITEM 6.  Exhibits And Reports On Form 8-K.

         (a)      Exhibits

                  10.1 Employment Agreement dated November 19, 1999 between
                       John Mitola and Electric City Corp.

                  10.2 Employment Agreement dated November 19, 1999 between
                       Brian Kawamura and Electric City Corp.

                  10.3 Employment Agreement dated November 19, 1999 between
                       Michael Pokora and Electric City Corp.

                  10.4 Employment Agreement dated November 19, 1999 between
                       Jeffrey Mistarz and Electric City Corp.

                  27 Financial Data for quarter ended March 31, 2000 and March 31, 1999.


         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated January 31, 2000 reporting, pursuant to Item 8, the change of the Company's fiscal year end to December 31 from April 30.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ELECTRIC CITY CORP.:


Dated: May 15, 2000                        By:    /s/ John Mitola
                                               ------------------------------------------
                                                  John Mitola
                                                  Chief Executive Officer (principal
                                                  executive officer)


Dated: May 15, 2000                        By:    / / Brian Kawamura
                                               ----------------------------------------
                                                  Brian Kawamura
                                                  President and Chief Operating Officer


Dated: May 15, 2000                        By:    / / Jeffrey Mistarz
                                               ----------------------------------------
                                                  Jeffrey Mistarz
                                                  Chief Financial Officer (principal
                                                  financial and accounting officer)