Form 10QSB
period 2000-06-30
ELECTRIC CITY CORP
filed 2000-08-11
CIK 1065860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    /x/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

    / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 000-2791

                               ELECTRIC CITY CORP.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                              36-4197337
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


           1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410
                    (Address of principal executive offices)

                                 (847) 437-1666
                           (Issuer's telephone number)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

28,276,679 shares of the registrant's common stock, $.0001 par value per share, were outstanding as of July 31, 2000.

          Transitional Small Business Disclosure Format: Yes / / No /X/

                               ELECTRIC CITY CORP.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Part I                     Financial Information

  ITEM 1.                  Financial Statements:

                           Balance Sheets
                           June 30, 2000 and December 31, 1999.......................................     4

                           Statement of Operations
                           Three Months Ended June 30, 2000 and 1999.................................     6

                           Statement of Operations
                           Six Months Ended June 30, 2000 and 1999...................................     7

                           Statement of Stockholders' Equity (Deficit)
                           Six Months Ended June 30, 2000............................................     8

                           Statement of Cash Flows
                           Six Months Ended June 30, 2000 and 1999...................................     9

                           Notes to Condensed Consolidated Financial Statements......................    10


  ITEM 2.                  Management Discussion and Analysis of
                           Financial Condition or Plan of Operations.................................    16


Part II.                   Other Information:

  ITEM 1.                  Litigation................................................................    20

  ITEM 2.                  Changes in Securities.....................................................    20

  ITEM 6.                  Exhibits and Reports on Form 8-K..........................................    21

                           Signatures................................................................    22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                             ELECTRIC CITY CORP.


                                                                   BALANCE SHEET

================================================================================

                                                                    JUNE 30,
                                                                        2000       DECEMBER 31,
                                                                 (UNAUDITED)           1999 (1)
------------------------------------------------------------------------------------------------
ASSETS
      Current Assets
        Cash and cash equivalents                              $   1,277,844      $   6,166,197
        Accounts receivable, net                                   1,449,324          1,324,901
        Inventories                                                1,939,533          1,115,817
        Other, including $35,000 note receivable from
        employees as of June 30, 2000                                 83,582            600,000
------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                     4,750,283          9,206,915

      Property and Equipment                                       1,744,447          1,568,509
      Less accumulated depreciation                                 (194,535)          (112,042)
------------------------------------------------------------------------------------------------

           NET PROPERTY AND EQUIPMENT                              1,549,912          1,456,467

      Costs in Excess of Assets Acquired,
        net of amortization of $364,305 and $196,164 at
        June 30, 2000 and December 31, 1999, respectively          2,998,510          3,166,651
------------------------------------------------------------------------------------------------






                                                               $   9,298,705      $  13,830,033
================================================================================================

                                                             ELECTRIC CITY CORP.

                                                                   BALANCE SHEET

================================================================================

                                                                    JUNE 30,
                                                                        2000       DECEMBER 31,
                                                                 (UNAUDITED)           1999 (1)
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
        Current portion of long-term debt                       $    494,822      $   1,820,380
        Accounts payable                                             582,599            820,762
        Accrued expenses                                             590,476            417,265
        Due to distributors                                        1,180,244                  0
        Amounts refundable from private placement                          0            110,000
        Deferred revenue                                             170,000            175,000
------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                3,018,142          3,343,407


      LONG-TERM DEFERRED REVENUE                                     404,167            429,167

      LONG-TERM DEBT                                               1,232,016            777,022
------------------------------------------------------------------------------------------------

      COMMON STOCK SUBJECT TO RESCISSION                           9,194,882          9,149,982

      STOCKHOLDERS' EQUITY
        Common stock, $.0001 par value, 30,000,000
          shares authorized, 26,095,500 issued as of
          June 30, 2000 and 26,091,500 shares issued
          and outstanding as of December 31, 1999.                     2,609              2,609
        Additional paid-in capital                                 8,917,795          8,682,873
        Accumulated deficit                                      (13,462,405)        (8,555,027)
------------------------------------------------------------------------------------------------
                                                                  (4,542,001)           130,455
        Less treasury stock, at cost, 1,000 and 0 shares              (8,500)                 0
------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                              (4,550,501)           130,455
------------------------------------------------------------------------------------------------

                                                                $  9,298,705      $  13,830,033
================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


(1) Derived from audited December 31, 1999 10-K

                                                             ELECTRIC CITY CORP.


                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

================================================================================

THREE MONTHS ENDED JUNE 30                                                   2000              1999
----------------------------------------------------------------------------------------------------
REVENUE                                                              $  1,152,427      $    759,313
----------------------------------------------------------------------------------------------------

EXPENSES
      Cost of sales                                                     1,024,327           696,904
      Selling, general and administrative                               1,945,710         1,127,160
      Repurchase of distributor territories & legal settlement          1,680,394                 0
----------------------------------------------------------------------------------------------------
        Total expenses                                                  4,650,431         1,824,064

      OPERATING LOSS                                                   (3,498,004)       (1,064,751)
----------------------------------------------------------------------------------------------------


OTHER INCOME (EXPENSE)
      Interest income                                                      33,960             5,690
      Interest expense                                                    (39,718)          (39,067)
----------------------------------------------------------------------------------------------------
        Total other income (expense)                                       (5,758)          (33,377)
----------------------------------------------------------------------------------------------------

NET LOSS                                                             $ (3,503,762)     $ (1,098,128)
----------------------------------------------------------------------------------------------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                 (0.12)            (0.04)
----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
used in computation of basic and diluted net loss per share            28,272,799        24,706,536
====================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.


                                                         STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

================================================================================

SIX MONTHS ENDED JUNE 30                                                    2000             1999
--------------------------------------------------------------------------------------------------
REVENUE                                                              $ 2,151,530      $   853,875
--------------------------------------------------------------------------------------------------

EXPENSES
      Cost of sales                                                    1,931,355          735,116
      Selling, general and administrative                              3,568,614        3,978,987
      Repurchase of distributor territories & legal settlement         1,680,394                0
--------------------------------------------------------------------------------------------------
        Total expenses                                                 7,180,363        4,714,103

      OPERATING LOSS                                                  (5,028,833)      (3,860,228)
--------------------------------------------------------------------------------------------------


OTHER INCOME (EXPENSE)
      Interest income                                                    217,729            7,598
      Interest expense                                                   (96,274)         (65,713)
--------------------------------------------------------------------------------------------------
        Total other income (expense)                                     121,455          (58,115)
--------------------------------------------------------------------------------------------------


NET LOSS                                                             $(4,907,378)     $(3,918,343)
--------------------------------------------------------------------------------------------------

                                                                           (0.17)           (0.17)
BASIC AND DILUTED NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
used in computation of basic and diluted net loss per share           28,264,378       23,730,601
==================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.

                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     (UNAUDITED)

================================================================================

                                                                       Additional                                            Total
                                                             Common       Paid-in    Accumluated    Treasury         Shareholders'
                                                 Shares       Stock       Capital        Deficit       Stock      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   26,091,500  $    2,609  $  8,682,873  $  (8,555,027) $       --     $         130,455

Issuance of shares in exchange for
      services received                           4,000          --        35,372             --          --                35,372


Treasury Stock                                   (1,000)         --            --             --      (8,500)               (8,500)


Options issued as part of
      repurchase of distributor territories          --          --       199,550             --          --               199,550

Net loss for the six months
      ended June 30, 2000                            --          --            --     (4,907,378)         --            (4,907,378)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                       26,094,500  $    2,609  $  8,917,795  $ (13,462,405) $   (8,500)           (4,550,501)
===================================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.

                                                        STATEMENTS OF CASH FLOWS

                                                                     (UNAUDITED)

================================================================================

SIX MONTHS ENDED JUNE 30                                                                               2000              1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                                                 $ (4,907,378)     $ (3,918,343)
      Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation and amortization                                                               250,634            66,327
        Issuance of shares in exchange for services rendered                                              0         2,979,611
        Repurchase of distributor territories                                                     1,354,794                 0
        Settlement of lawsuit                                                                       325,600                 0
        Changes in assets and liabilities,
             Accounts receivable                                                                   (124,423)         (667,409)
             Inventories                                                                           (823,716)          316,654
             Other current assets                                                                   (83,582)            3,271
             Accounts payable                                                                      (238,163)          179,846
             Accrued expenses                                                                      (117,017)           44,611
             Deferred revenue                                                                        (5,000)          125,000
------------------------------------------------------------------------------------------------------------------------------

               Net cash used in operating activities                                             (4,368,250)         (870,433)
------------------------------------------------------------------------------------------------------------------------------

      CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
        Repayment of stockholder loan                                                               600,000                 0
        Purchase of property and equipment                                                         (175,938)          (26,969)
------------------------------------------------------------------------------------------------------------------------------

               Net cash provided by (used in) investing activities                                  424,062           (26,969)
------------------------------------------------------------------------------------------------------------------------------

      CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
        Payment of amounts due sellers                                                             (856,524)                0
        Payment on long-term debt                                                                   (14,040)           (9,756)
        Proceeds from private placement - net                                                        44,900                 0
        Proceeds from stock issuance - net                                                                0           891,978
        Amounts refundable from private placement                                                  (110,000)                0
        Proceeds from loan from stockholders                                                              0           200,000
        Purchase of Treasury Stock                                                                   (8,500)                0
------------------------------------------------------------------------------------------------------------------------------

               Net cash provided by (used in) financing activities                                 (944,164)        1,082,222
------------------------------------------------------------------------------------------------------------------------------

        Net Increase (Decrease) in Cash and Cash Equivalents                                     (4,888,353)          184,820
------------------------------------------------------------------------------------------------------------------------------

        Cash and Cash Equivalents, at beginning of period                                         6,166,197            93,799

        Cash and Cash Equivalents, at end of period                                            $  1,277,844      $    278,619
==============================================================================================================================

Supplemental Disclosure of Cash Flow Information
        Cash paid during the periods for interest                                              $    136,594      $     39,061
        Accrual satisfied through issuance of stock                                                  35,372                 0


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

                                    The results of operations for the
                                    three-month and six-month periods ended June
                                    30, 2000 are not necessarily indicative of the results to be expected for the full year.

                                    For further information, refer to the
                                    audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

2.       ACQUISITION OF MARINO      Effective May 24, 1999, the Company acquired
         ELECTRIC ASSETS            certain assets of Marino Electric, Inc. from
                                    Joseph Marino, a related party, for
                                    $1,792,000 in cash and 1,600,000 shares
                                    ($2,096,000) of the Company's common stock.
                                    As Mr. Marino owns less than 50% of the
                                    common stock of the Company, the transaction was accounted for by the purchase method of accounting. The purchase price of $3,888,000 exceeded the fair value of the assets acquired by approximately $3,363,000, which is being amortized on a straight-line basis over 10 years. Under the terms of the purchase agreement, the Company was obligated to pay the cash portion of the purchase price upon the closing of a private placement of the Company's common stock, which was commenced in July 1999. In May
                                    2000, Mr. Marino waived this requirement and instead has received a payment of $800,000 and a subordinated secured term note for the principal amount of $972,000, which bears interest at 10% per annum payable over 24 months, requiring monthly principal and interest payments of $44,928.

3.       STOCK SPLIT                The Company effected a two-for-one stock
                                    split effective July 30, 1999. The stock split has been retroactively reflected in the financial statements as of and for the three months and six months ended June 30, 1999.

4.       NET LOSS PER SHARE         The Company computes net loss per share
                                    under Statement of Financial Accounting
                                    Standards No. 128 "Earnings Per Share." The statement requires presentation of two amounts, basic and diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighed average common shares outstanding. Included in the computation of weighted average common shares outstanding for the three months and six months ended
                                    June 30, 2000 are 2,181,179 shares of common stock subject to possible rescission.
                                    Dilutive net loss per share would include all common stock equivalents. The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted net loss per share for three months and six months ended June
                                    30, 2000 and 1999 because the effect would be antidilutive.

5.       INVENTORIES                Inventories consisted of the following:

                                                                        June 30,
                                                                            2000
                                                                    December 31,
                                                                            1999
                                    Raw Materials

                                                                      $1,053,878
                                                                        $742,501

                                    Work in process

                                                                         365,432
                                                                         331,053

                                    Finished goods

                                                                         520,223
                                                                          42,263

                                                                      $1,939,533
                                                                      $1,115,817

6.       COMMON STOCK SUBJECT TO    In January 2000, the Company completed a
         POSSIBLE RESCISSION        private placement of 2,181,179 shares of its
                                    common stock in an offering made pursuant to

                                    Regulation D and Rule 506 of the Securities
                                    Act of 1933, as amended (the "506
                                    Offering"). The proceeds of this offering were used to purchase inventory, to repay indebtedness to the principal stockholders and for general working capital purposes. As a result of the Company's statements made in certain press releases issued during the 506 Offering, it is possible, but not altogether certain, that such statements might be considered general solicitation, which is not permitted in a nonpublic offering under Rule 506 and, therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended. As a result, the Company may be in violation of
                                    Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors may have rescission rights as to the shares purchased. Such investors may have the right under Federal securities laws to rescind these purchases of common stock for a period of one year from the date of purchase of the common stock. A rescission right could entitle the holders of the shares to receive a return of the consideration paid ($4.50 per share), together with interest from the date of purchase. Based upon the close business relationship some investors have with the Company and its management and relationships that others have with management of the Company, the Company does not believe that investors owning a material amount of securities purchased in the 506 Offering would demand rescission and any such rescission would not have a material effect on the Company's financial position.

                                    As the possibility of rescission does exist, the shares subject to rescission have been reported as mezzanine equity in the Company's financial statements.

7.       SWITCHBOARD APPARATUS,     On March 23, 2000, the Company signed a
         INC.                       non-binding letter of intent to purchase all
                                    the shares of Switchboard Apparatus, Inc., a manufacturer of electrical switchgear. The acquisition is contingent on satisfactory completion of due diligence, execution of a purchase agreement and satisfaction of customary closing conditions. The majority of the consideration to the selling shareholders will be in the form of Electric
                                    City common stock. The Company anticipates that the acquisition will close in August
                                    2000. This acquisition will be accounted for using the purchase method of accounting.

8.       GREAT LAKES CONTROLLED     On April 5, 2000, the Company signed a
         ENERGY CORPORATION         non-binding letter of intent to purchase all
                                    the shares of Great Lakes Controlled Energy
                                    Corporation, an independent systems
                                    integrator and facility retrofit specialist.
                                    The acquisition is contingent on
                                    satisfactory completion of due diligence, execution of a purchase agreement and satisfaction of customary closing conditions. The majority of the consideration to the selling shareholders will be in the form of Electric
                                    City common stock. The Company anticipates that the acquisition will close in September
                                    2000. This acquisition will be accounted for using the purchase method of accounting.

9.       LITIGATION                 a)   John Prinz, a former consultant to the
                                         Company filed suit in the Circuit Court
                                         of Cook County, Illinois against the
                                         Company alleging breach of a consulting
                                         agreement that was entered into between
                                         the parties on April 6, 1999. Pursuant
                                         to that agreement, which terminated by
                                         its own terms on October 6, 1999, the
                                         consultant was to perform a variety of
                                         services, including (1) assisting the
                                         Company in obtaining working capital,
                                         (2) facilitating the purchase of
                                         another company, and (3) facilitating
                                         the process of listing the Company as a
                                         NASDAQ small-cap company. On June 30,
                                         2000, the Company, in exchange for Mr.
                                         Prinz dropping his suit, agreed to pay
                                         Mr. Prinz (a) 60,000 shares of the
                                         Company's common stock valued at
                                         $223,800 based on the then current
                                         price of the stock on the OTC, (b)
                                         options to purchase during a four year
                                         period 40,000 shares of the Company's
                                         common stock at an exercise price equal
                                         to the lower of: (i) $7.00 per share;
                                         or (ii) the price per share of the sale
                                         by the Company of its common stock
                                         within 180 days of the signing of the
                                         agreement (these options have been
                                         valued at $86,800 using a modified
                                         Black-Sholes option pricing model), and
                                         (c) $15,000 in cash to be paid upon the
                                         earlier of 180 days or the closing of
                                         an equity funding in excess of $1
                                         million. The Company recorded a total
                                         one-time charge of $325,600 during the
                                         second quarter of 2000 in recognition
                                         of this settlement agreement. This
                                         amount is included in accrued expenses
                                         at June 30, 2000.

                                    b)   As the result of certain distributors
                                         failing to meet sales quotas and
                                         minimum purchase requirements under
                                         their distribution agreements, the
                                         Company entered into discussions
                                         regarding the possible termination or
                                         restructuring of those agreements.
                                         Three distributors, representing eleven
                                         states did not agree with the proposed
                                         restructuring of the agreements and
                                         threatened legal action. The three
                                         distributors stated that they were
                                         prepared to assert claims of securities
                                         fraud and RICO claims, breach of
                                         contract, breach of the covenant of
                                         good faith and fair dealing, common law
                                         fraud and tortious interference.
                                         Management denied all of the claims
                                         made by the distributors, but after a
                                         series of negotiations in an attempt to
                                         avoid the time and cost of a lawsuit,
                                         the Company agreed to repurchase the
                                         territories held by the distributors
                                         for an amount equal to the amount
                                         invested by the distributors in
                                         developing the territories. The Company
                                         repurchased the sales territories for
                                         (a) $1,280,244 in cash, the majority to
                                         be paid upon the closing of an equity
                                         funding, and (b) options to purchase
                                         65,000 shares of the Company's common
                                         stock
                                         at a price of $7.00 per share over a
                                         ten year period. These options have
                                         been valued at $199,550 using a
                                         modified Black-Sholes option pricing
                                         model. A portion of the cash payment
                                         represents a refund of a $125,000 cash
                                         security deposit paid by the
                                         distributors to the Company. The
                                         Company recorded a $1,354,794 one-time
                                         charge during the second quarter of
                                         2000 in recognition of the repurchase
                                         agreement. The territories repurchased
                                         are Arizona, Colorado, Florida,
                                         Georgia, Michigan, Nebraska, North
                                         Carolina, Ohio, South Carolina and
                                         Virginia.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company's financial statement and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company's actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

Results of Operations.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

The Company's total revenue for the three-month period ended June 30, 2000 was $1,152,427 as compared to $759,313 for the three-month period ended June 30, 1999. During the second quarter of 2000, EnergySaver sales totaled $475,875, while revenue generated from the sale of switchgear, distribution panels and miscellaneous electrical components totaled $676,552. This compares with EnergySaver sales of $351,800 and switchgear and distribution panel sales of $407,513 during the second quarter of 1999. The Company acquired substantially all of the assets of Marino Electric, a manufacturer of electrical switchgear and distribution panels, on May 24, 1999. As a result the quarter ended June 30, 1999 only includes six weeks of revenues for sales of such products.

Cost of sales for the three-month period ended June 30, 2000 totaled $1,024,327 as compared to $696,904 for the three-month period ended June 30, 1999. The increase in the cost of sales was primarily due to the increase in sales activity resulting from the acquisition of Marino Electric in May 1999 and increased sales of EnergySaver units. The gross margin earned during the second quarter of 2000 was approximately 11.1%, an increase from the 8.2% earned in the second quarter of 1999. The improvement in the gross margin was largely due to improved utilization of manufacturing capacity and increased sales of the EnergySaver.

Selling, general and administrative expense ("SG&A") for the three-month period ended June 30, 2000 was $1,945,710 as compared to $1,127,160 for the three-month period ended June 30, 1999. Charges for outside services, including charges for legal, accounting, engineering, and public relation services totaled $389,217 for the second quarter of 2000 versus $699,031 for the second quarter of 1999. Salaries and related expenses increased from $148,857 in second quarter of 1999 to $756,245 in the second quarter of 2000. The increase in salaries and related expense is due to the Company's decision to hire a new team of senior managers in January of 2000 and its addition of sales and marketing personnel for the EnergySaver. Other SG&A expenses have increased as a result of the increase in headcount and the decision to expand the marketing of the EnergySaver to markets outside of the Chicago area, which has resulted in $285,928 of travel related expense incurred during the second quarter of 2000.

The quarter ended June 30, 2000 included charges related to the repurchase of eleven distribution territories from three distributors and the settlement of a suit brought by a former consultant. The Company repurchased the eleven sales territories, including the exclusive rights to sell the EnergySaver in Ohio, Michigan, Northern California, Florida, Georgia, North Carolina, South Carolina, Virginia, Arizona, Colorado and Nebraska, for $1,280,244 (which includes the return of a $125,000 cash security deposit paid by the distributors to the Company) plus options to purchase 65,000 shares at $7.00 per share. The options were valued at $199,550 using a modified Black-Sholes option pricing model. The payment of the majority of the cash portion of the repurchase price was deferred until the earlier of 180 days or the Company closes an equity funding in excess of $1,000,000. During the quarter the Company also settled the suit brought by John Prinz, a former consultant, for $15,000 in cash, 60,000 shares of

Electric City common stock and options to purchase 40,000 shares at an exercise price equal to the lower of: (i) $7.00 per share; or (ii) the price per share of the sale by the Company of its common stock within 180 days of the signing of the Agreement. These options have been valued at $86,800 using a modified Black-Scholes option pricing model. The total one time charge recognized as a result of this settlement was $325,600.

Other non-operating expense for the three-month period ending June 30, 2000 totaled $5,758 as compared to $33,377 for the three-month period ended June 30, 1999. The Company earned interest income of $33,960 during the second quarter of 2000 versus $5,690 earned in the second quarter of 1999. The increase in interest income was the result of higher average cash balances during 2000. Total interest expense for the quarter ending June 30, 2000 was $39,718 versus $39,067 in the year earlier period. The majority of the interest expense in the second quarter of 2000 was related to the Marino seller's note and the mortgage on the Company facility in Elk Grove Village Illinois while the majority of the interest expense in the second quarter of 1999 was related to the mortgage on the Company facility.

The Company has not recorded any provision for future tax refunds as the realization of the benefit cannot be assured at this time. The Company's net operating loss carry forward, which can be used to reduce future taxable income, as of the end of June 2000 approximated $10 million.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

Revenue for the six-month period ended June 30, 2000 totaled $2,151,530 versus $853,875 for the same period ended June 30, 1999. The increase in revenue is due to increased sales of EnergySavers and the fact that the 1999 period only included six weeks of sales from the electrical switchboard and distribution panel business that was acquired from Marino Electric on May 24, 1999. The EnergySaver generated total sales of $737,623 during the first six months of 2000 as compared to $445,800 in the same period during 1999.

Cost of sales for the six-month period ended June 30, 2000 was $1,931,355 versus $735,166 for the period ended June 30 1999. The increase in the cost of sales is related to the increase in overall sales during the period. The gross margin on sales for the first half of 2000 was 10.2% versus 13.9% for the first half of 1999. Margins were slightly stronger in the first half of 1999, despite lower utilization of the Company's manufacturing capacity, due mainly to the fact that sales of the EnergySaver represented a larger portion of the total sales for the period.

Selling, general & administrative expenses were $3,568,614 for the six-months ended June 30, 2000 versus $3,978,987 for the same period in 1999. Charges for outside services, including charges for legal, accounting, engineering, and public relation services totaled $852,403 for the first half of 2000, versus $3,352,317 for the first six months of 1999. Salaries and related expenses increased from $256,187 in the first half of 1999 to $1,626,395 in the first half of 2000. Average headcount has increased significantly as a result of the Company's decision to hire a new team of senior managers and to greatly expand the sales and marketing staff for the EnergySaver. Also, prior to acquiring Marino Electric on May 24, 1999, the Company had very few administrative employees. Other SG&A expenses have increased as a result of the increase in headcount and the decision to expand the marketing of the EnergySaver to markets outside of the Chicago area which has resulted in $435,662 of travel related expense incurred during the first half of 2000.


The first six months of 2000 included charges related to the repurchase of eleven distribution territories from three distributors and the settlement of a suit brought by a former consultant. The Company repurchased the eleven sales territories, including the exclusive rights to sell the EnergySaver in Ohio, Michigan, Northern California, Florida, Georgia, North Carolina, South Carolina, Virginia, Arizona, Colorado and Nebraska, for $1,280,244 (which includes the return of a $125,000 cash security deposit paid by the distributors to the Company) plus options to purchase 65,000 shares at $7.00 each. For accounting purposes, the options were valued at $199,550 using a modified Black-Sholes option pricing model. The payment of the majority of the cash portion of the repurchase price has been deferred until the Company completes an equity funding. During the first half of 2000 the Company also settled the suit brought by John Prinz, a former consultant, for $15,000 in cash, 60,000 shares of Electric City common stock and options to purchase 40,000 shares at $7.00 per share. The total charge recognized as a result of this settlement was $325,600.

For the first six months of 2000 the Company recorded non-operating income of $121,455 versus non-operating expense of $58,115 for the first six months of 1999. The Company recorded $217,729 in interest income during the first half of 2000, $120,000 of which was associated with a $600,000 loan to a stockholder which was repaid in full during March 2000. The balance of the interest income was earned on excess cash balances during the six-month period. The interest income was partially offset by interest expense of $96,274, the majority of which was related to the amounts due to the sellers of Marino Electric and the mortgage on the Company's facility in Elk Grove Village, Illinois. Other non-operating expense for the first half of 1999 consisted primarily of mortgage interest and interest on notes to shareholders, which was partially offset by $7,598 in interest income earned on excess cash balances.


Liquidity and Capital Resources

As of June 30, 2000, the Company had cash and cash equivalents of $1,277,844, versus cash and cash equivalents of $6,166,1097 on December 31, 1999. The Company's debt obligations as of June 30, 2000 consisted of a mortgage of $767,985 on its facility in Elk Grove Village Illinois, vehicle loans totaling $23,409, and a note due the seller of Marino Electric for $935,476. The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, and the funding of inventory and accounts receivable, and capital expenditures. The Company has financed its operations since inception primarily through the private placement of common stock and loans from stockholders.

Net cash declined $4,888,353 during the first half of 2000 versus increasing $184,820 during the same period in 1999. Operating activities consumed $4,368,250 and $870,433 during the first six months of 2000 and 1999 respectively. The net loss reported in 2000 included non-cash charges totaling $1,680,394 related to the repurchase of eleven distributor territories and the settlement of a lawsuit. The net loss reported in 1999 included $2,979,611 of non-cash charges associated with services provided in exchange for stock. Depreciation and amortization for the first six months of 2000 was $250,634 versus $66,327 for the same period in 1999. The 1999 period only included one month of depreciation and amortization related to the Marino Electric purchase versus six months included in 2000. Working capital increased $1,291,901 during the first six months of 2000 versus declining $1,973 for the same period in 1999. The increase in working capital during 2000 was largely the result of an $823,716 increase in inventory and a $238,163 reduction in accounts payable. The increase in inventory was primarily due to the production of EnergySavers in anticipation of future orders. The Company intends to work down this inventory of finished goods over the coming months. The decline in accounts payable is the result of the Company's decision to cut back on inventory purchases to work down the inventory of finished goods.

Investing activities produced $424,062 during the six-month period ending June 30, 2000, versus consuming $26,969 during the six-month period ending June 30, 1999. The first half of 2000 benefited from a $600,000 repayment of a loan to a stockholder, which was partially offset by purchases of property and equipment totaling $175,938. Cash used in investing activities during the first half of 1999 was related to the purchase property and equipment for use at the Company's Elk Grove Village headquarters.

Financing activities consumed $944,164 during the six-month period ending June 30, 2000, versus generating $1,082,222 during the six-months ending June 30, 1999. During the first half of 2000, the Company paid $856,524 of the amount owed to the sellers of Marino Electric, and paid $14,005 to reduce the balances on the mortgage and auto loans. During the same period in 1999, it reduced the principal balances on the mortgage by $9,756, but received $891,978 from the sale of stock and $200,000 through a loan from a stockholder.

During June 2000, the Company secured a $2 million working capital loan from LaSalle Bank N.A. The loan is a revolving loan with an initial term of one year and bears interest at a rate equal to the prime rate or LIBOR plus 2.75%. Availability under the line is tied to and secured by inventory and receivable balances. As of June 30 there was no outstanding balance on the loan.

The continued development, manufacturing and expansion of sales of the Company's products, including the EnergySaver, will require the continued commitment of significant funds. The actual timing and amount of the Company's future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, the ability of the Company to improve margins and the cost of additional manufacturing equipment. Management believes that the current cash balances along with an increased working capital line should provide sufficient liquidity until internally generated cash reaches a level sufficient to fund ongoing operations.

In order to provide sufficient capital for future growth through acquisitions and expansion of sales and marketing efforts, the Company is actively seeking addition equity funding at this time. If the Company receives additional funds through the issuance of equity securities, the Company's existing stockholders may experience dilution and the new equity securities may have rights, preferences, or privileges senior to those of the Company's common stock, but standard for equity of the kind anticipated.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City's current expectations about its future results, performance, prospects and opportunities. Electric City has tried to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates" or similar expressions. These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City's actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company's growth expectations, the Company's discussions regarding future sales, acquisitions and new product development, the need for additional financing, the limited trading market for the Company's securities, the possible volatility of the Company's stock price, the concentration of ownership, and the potential fluctuation in operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption "Risk Factors" in Electric City's private placement memorandum dated as of July 30, 1999 with the Securities and Exchange Commission. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this document.

                               ELECTRIC CITY CORP.

                           PART II. OTHER INFORMATION

ITEM 1.           Litigation

                  John Prinz, a former consultant to the Company filed suit in the Circuit Court of Cook County, Illinois against the Company alleging breach of a consulting agreement that was entered into between the parties on April 6, 1999. Pursuant to that agreement, which terminated by its own terms on October 6, 1999, the consultant was to perform a variety of services, including (1) assisting the Company in obtaining working capital, (2) facilitating the purchase of another company, and
                  (3) facilitating the process of listing the Company as a NASDAQ small-cap company. The Company on June 30, 2000, in exchange for dropping his suit, agreed to pay Mr. Prinz (a) 60,000 shares of the Company's common stock, (b) options to purchase during a four year period 40,000 shares of the Company's common stock at an exercise price equal to the lower of: (i) $7.00 per share; or (ii) the price per share of the sale by the Company of its common stock within 180 days of the signing of the agreement, and (c) $15,000 in cash to be paid upon the earlier of 180 days or the closing of an equity funding in excess of $1 million. The Company recorded a total charge of $325,600 during the second quarter of 2000 in recognition of this settlement agreement.

                  As the result of certain distributors failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states did not agree with the proposed restructuring of the agreements and threatened legal action. The three distributors stated that they were prepared to assert claims of securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortious interference. Management denied all of the claims made by the distributors. After a series of meetings the Company agreed to repurchase the territories held by the distributors for an amount equal to the amount invested by the distributors in developing the territories. The Company agreed to repurchase the sales territories for (a) $1,280,244 in cash, to be paid upon the closing of an equity funding, and (b) 65,000 options to purchase shares of the Company's common stock at a price of $7.00 per share. Included in the cash payment is a refund of a $125,000 cash security deposit paid by the distributors to Electric City. The Company recorded a $1,354,794 charge during the second quarter of 2000 in recognition of the repurchase agreement. The territories repurchased are Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio, South Carolina and Virginia.

Item 2.           Changes In Securities

                  During March of 2000, the Company issued an aggregate 8,611 shares of common stock to an individual investor and a retirement fund that had purchased shares at $4.50 per share as part of the private placement of its common stock in an offering made pursuant to Regulation D and Rule 506 of the Securities Act of 1933, as amended. Payment for the shares was received in early 1999. Each of the purchasers represented that they were financially sophisticated and aware of the Company's business and financial condition. Each purchaser also represented that they acquired the shares for investment for their own account and not with a view for distribution. All certificates representing the shares contain restrictive legends regarding their transfer.

ITEM 6.  Exhibits And Reports On Form 8-K.

         (a)      Exhibits

                  10.1 Loan agreement dated June 28, 2000 between LaSalle Bank National Association and Electric City Corp.

                  10.2 Revolving credit note dated June 28, 2000 issued by Electric City Corp. to LaSalle Bank National Association

                  10.3 Security agreement dated June 28, 2000 made between Electric City Corp. and LaSalle Bank National Association

                  10.4 Equipment term note issued by Electric City Corp. to LaSalle Bank National Association

                  10.5 Subordinated Secured Term Note between Joseph Marino and Electric City Corp., dated May 30, 2000

                  10.6 General Security Agreement between Electric City Corp. and Joseph Marino, dated May 30, 2000.

                  27       Financial data schedule.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELECTRIC CITY CORP.:

Dated: August 11, 2000              By:  /s/ John Mitola
                                        ----------------------------------------
                                         John Mitola
                                         Chief Executive Officer (principal
                                         executive officer)

Dated: August 11, 2000              By:  /s/ Brian Kawamura
                                        ----------------------------------------
                                         Brian Kawamura
                                         President and Chief Operating Officer

Dated: August 11, 2000              By:  /s/ Jeffrey Mistarz
                                        ----------------------------------------
                                         Jeffrey Mistarz
                                         Chief Financial Officer (principal
                                         financial and accounting officer)