Form 10QSB
period 2000-09-30
ELECTRIC CITY CORP
filed 2000-11-14
CIK 1065860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [x]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________


                         Commission file number 000-2791



                               ELECTRIC CITY CORP.
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                            36-4197337
                   --------                            ----------
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

                            Yes         No     X
                                -------     ------

28,954,755 shares of the registrant's common stock, $.0001 par value per share, were outstanding as of October 31, 2000.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               ELECTRIC CITY CORP.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I       Financial Information

  ITEM 1.    Financial Statements:

             Condensed Consolidated Balance Sheets
             September 30, 2000 (unaudited) and December 31, 1999.......   4

             Condensed Consolidated Statement of Operations
             Three Months Ended September 30, 2000 and 1999 (unaudited)..  6

             Condensed Consolidated Statement of Operations
             Nine Months Ended September 30, 2000 and 1999 (unaudited)...  7

             Condensed Consolidated Statement of Stockholders' Equity (Deficit) Nine Months Ended September 30, 2000 (unaudited).. 8

             Condensed Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 2000 and 1999 (unaudited)...  9

             Notes to Condensed Consolidated Financial Statements........ 10


  ITEM 2.    Management's Discussion and Analysis of
             Financial Condition or Plan of Operations..................  15


Part II.     Other Information:

  ITEM 2.    Changes in Securities......................................  21

  ITEM 5.    Other Information..........................................  22

  ITEM 6.    Exhibits and Reports on Form 8-K...........................  22

             Signatures.................................................  23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                             ELECTRIC CITY CORP.

                                            CONDENSED CONSOLIDATED BALANCE SHEET

===============================================================================



                                                                   SEPTEMBER 30,
                                                                            2000        DECEMBER 31,
                                                                      (UNAUDITED)           1999 (1)
------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
    Cash and cash equivalents                                     $      272,674          $ 6,166,197
    Accounts receivable, net                                           2,285,092            1,324,901
    Inventories                                                        2,452,999            1,115,817
    Note receivable from shareholder                                           0              600,000
    Other, including $41,000 note receivable from
    employees as of September 30, 2000                                   243,005                    0
------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                         5,253,770            9,206,915

    Property and equipment                                             2,259,186            1,568,509
    Less accumulated depreciation                                       (247,918)            (112,042)
------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                   2,011,268            1,456,467

    Costs in excess of assets acquired,
       net of amortization of $463,632 and $196,164 at
       September 30, 2000 and December 31, 1999, respectively          4,730,121            3,166,651
    Other                                                                  2,838                    0
------------------------------------------------------------------------------------------------------
                                                                  $   11,997,997          $13,830,033
======================================================================================================

                                                             ELECTRIC CITY CORP.

                                            CONDENSED CONSOLIDATED BALANCE SHEET

================================================================================


                                                                                     SEPTEMBER 30,
                                                                                              2000               DECEMBER 31,
                                                                                        (UNAUDITED)                   1999 (1)
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
       Line of credit and current portion of long-term debt                     $     1,169,705              $   1,820,380
       Accounts payable                                                               1,805,342                    820,762
       Accrued expenses                                                                 522,506                    417,265
       Notes payable, including $1,216,007 due to distributors
          as of September 30, 2000                                                    1,416,007                          0
       Amounts refundable from private placement                                              0                    110,000
       Deferred revenue                                                                  50,000                    175,000
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                   4,963,559                  3,343,407

       LONG-TERM DEFERRED REVENUE                                                       391,667                    429,167
       LONG-TERM DEBT, LESS CURRENT PORTION                                           1,506,583                    777,022
---------------------------------------------------------------------------------------------------------------------------
    COMMON STOCK SUBJECT TO RESCISSION                                                1,520,000                  9,149,982

    STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value; 5,000,000 authorized                                  -                          -
       Common stock, $.0001 par value, 30,000,000 shares authorized,
          28,954,755 issued as of September 30, 2000 and 26,091,500
          shares issued and outstanding as of December 31, 1999.                          2,856                      2,609
       Additional paid-in capital                                                    18,991,961                  8,682,873
       Accumulated deficit                                                          (15,370,128)                (8,555,027)
---------------------------------------------------------------------------------------------------------------------------
                                                                                      3,624,689                    130,455
       Less treasury stock, at cost, 1,000 and 0 shares as of
          September 30, 2000 and December 31, 1999, respectively                         (8,500)                         0
---------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                  3,616,189                    130,455
---------------------------------------------------------------------------------------------------------------------------
                                                                                $    11,997,997              $  13,830,033
===========================================================================================================================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


(1) Derived from audited financial statements in the Company's annual report on Form 10-KSB for the eight month transition period from May 1, 1999 through December 31, 1999.

                                                             ELECTRIC CITY CORP.

                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================



THREE MONTHS ENDED SEPTEMBER 30                                                        2000                      1999
---------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                         $    1,661,545                $   867,109
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Cost of sales                                                                    1,443,627                    861,483
    Selling, general and administrative                                              2,041,303                  1,557,460
---------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                3,484,930                  2,418,944

    OPERATING LOSS                                                                  (1,823,385)                (1,551,835)
---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
    Interest income                                                                      8,946                     35,447
    Interest expense                                                                   (93,284)                   (77,476)
---------------------------------------------------------------------------------------------------------------------------
       Total other expense                                                             (84,338)                   (42,029)
---------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                        $   (1,907,723)               $(1,593,864)
---------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE                                              (0.07)                     (0.06)
---------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
used in computation of basic and diluted net loss per share                         28,529,481                 26,239,959
===========================================================================================================================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.

                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================


NINE MONTHS ENDED SEPTEMBER 30                                    2000                       1999
--------------------------------------------------------------------------------------------------------
REVENUE                                                       $   3,813,074              $  1,720,983
--------------------------------------------------------------------------------------------------------
EXPENSES
    Cost of sales                                                 3,374,982                  1,525,288
    Selling, general and administrative                           5,609,916                  5,044,219
    Repurchase of distributor territories & legal settlement      1,680,394                          0
--------------------------------------------------------------------------------------------------------
       Total expenses                                            10,665,292                  6,569,507

    OPERATING LOSS                                               (6,852,218)                (4,848,523)
--------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
    Interest income                                                 226,675                     43,045
    Interest expense                                               (189,558)                  (143,189)
--------------------------------------------------------------------------------------------------------
       Total other income (expense)                                  37,117                   (100,144)
--------------------------------------------------------------------------------------------------------

NET LOSS                                                      $  (6,815,101)    $           (4,948,667)
--------------------------------------------------------------------------------------------------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                           (0.24)                     (0.20)
--------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
used in computation of basic and diluted net loss per share      28,354,221                 24,576,245
========================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.


              STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     (UNAUDITED)
================================================================================

                                                                      Additional                                          Total
                                                          Common         Paid-in    Accumluated     Treasury      Stockholders'
                                             Shares        Stock         Capital        Deficit        Stock   Equity (Deficit)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                  26,091,500    $ 2,609    $ 8,682,873   $ (8,555,027)    $    -        $   130,455

Release of shares subject to
    rescission                               1,790,624        179      7,674,704              -          -          7,674,883

Shares issued for acquisition of
     Switchboard Apparatus, Inc.               551,226         55      1,941,695              -          -          1,941,750

Issuance of shares in exchange for
    services received                           70,850          7        246,845              -          -            246,852

Options issued in exchange for
    services received                                -          -         22,500              -          -             22,500

Repurchase of shares                            (1,000)         -              -              -     (8,500)            (8,500)

Options issued as part of
    repurchase of distributor territories            -          -        199,550              -          -            199,550

Shares issued as part of
    legal settlement                            60,000          6        223,794              -          -            223,800

Net loss for the nine months
    ended September 30, 2000                         -          -              -              -   (6,815,101)      (6,815,101)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000                 28,563,200    $ 2,856    $18,991,961   $(15,370,128)  $   (8,500)       3,616,189
==============================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                           ELECTRIC CITY CORP.


                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (UNAUDITED)

==============================================================================


NINE MONTHS ENDED SEPTEMBER 30                                            2000           1999
                                                                     --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                          $(6,815,101)    $(4,948,667)
    Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                                      403,391         179,400
       Issuance of shares in exchange for services rendered               115,232       2,979,611
       Repurchase of distributor territories                            1,354,794               0
       Accrued interest on Distributor Note                                35,763               0
       Settlement of lawsuit                                              325,600               0
       Changes in assets and liabilities, excluding
          business acquisition
            Accounts receivable                                          (317,653)       (900,736)
            Inventories                                                  (755,325)        187,686
            Other current assets                                         (121,878)          3,271
            Accounts payable                                              526,220         388,700
            Accrued expenses                                             (176,435)        112,583
            Deferred revenue                                             (137,500)        616,667
------------------------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                   (5,562,893)     (1,381,484)
------------------------------------------------------------------------------------------------------------------------------
    CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
       Cash obtained in acquisition                                        67,585               0
       Repayment of stockholder loan                                      600,000               0
       Purchase of property and equipment                                (181,772)        (94,764)
------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities        485,812         (94,764)
------------------------------------------------------------------------------------------------------------------------------
    CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Payment of amounts due sellers                                    (968,360)              0
       Borrowings on line of credit                                       250,000               0
       Payment on (proceeds from) long-term debt                          (24,482)        473,661
       Proceeds from private placement - net                               44,900       7,467,932
       Proceeds from stock issuance - net                                       0         891,978
       Amounts refundable from private placement                         (110,000)              0
       Proceeds from loan from stockholders                                     0         (97,000)
       Purchase of Treasury Stock                                          (8,500)              0
------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities       (816,442)      8,736,571
------------------------------------------------------------------------------------------------------------------------------
       Net Increase (Decrease) in Cash and Cash Equivalents            (5,893,523)      7,260,323
------------------------------------------------------------------------------------------------------------------------------
       Cash and Cash Equivalents, at beginning of period                6,166,197          93,799

       Cash and Cash Equivalents, at end of period                    $   272,674     $ 7,354,122
==============================================================================================================================
Supplemental Disclosure of Cash Flow Information
       Cash paid during the periods for interest                      $   178,648     $    48,442
       Accrual satisfied through issuance of stock                         35,372               0

Supplemental Schedule of Noncash Financing Activities
    In August 2000 the Company acquired the stock of Switchboard
    Apparatus, Inc., for 551,226 shares valued at $1,941,740
    The related assets and liabilities acquired were as follows:

       Cash                                                           $    67,585            --
       Accounts receivable                                                642,538            --
       Inventory                                                          581,857            --
       Property and equipment                                             508,905            --
       Other Assets                                                         5,264            --
       Goodwill                                                         1,830,939
------------------------------------------------------------------------------------------------------------------------------
       Assets acquired                                                  3,637,087
       Accounts payable assumed                                          (458,360)           --
       Other liabilities assumed                                       (1,236,977)           --
       Stock issued                                                    (1,941,750)           --
------------------------------------------------------------------------------------------------------------------------------
                                                                      $     -

         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                    The results of operations for the
                                    three-month and nine-month periods ended
                                    September 30, 2000 are not necessarily
                                    indicative of the results to be expected for the full year.

                                    For further information, refer to the
                                    audited financial statements and the
                                    related footnotes included in the
                                    Electric City Corp. Annual Report on Form
                                    10-KSB, as amended, for the eight-month
                                    transition period ended December 31, 1999.

2.       ACQUISITION OF MARINO      Effective May 24, 1999, the Company acquired
         ELECTRIC ASSETS            certain assets of Marino Electric, Inc.
                                    from Joseph Marino, a related party, for
                                    $1,792,000 in cash and 1,600,000 shares
                                    ($2,096,000) of the Company's common
                                    stock. As Mr. Marino owned less than 50%
                                    of the common stock of the Company, the
                                    transaction was accounted for by the
                                    purchase method of accounting. The
                                    purchase price of $3,888,000 exceeded the
                                    fair value of the assets acquired by
                                    approximately $3,363,000, which is being
                                    amortized on a straight-line basis over
                                    10 years. Under the terms of the purchase
                                    agreement, the Company was obligated to
                                    pay the cash portion of the purchase
                                    price upon the closing of a private
                                    placement of the Company's common stock,
                                    which was commenced in July 1999. In May
                                    2000, Mr. Marino waived this requirement
                                    and instead received a payment of
                                    $800,000 and a subordinated secured term
                                    note for the principal amount of
                                    $972,000, which bears interest at 10% per
                                    annum payable over 24 months, requiring
                                    monthly principal and interest payments
                                    of $44,928. As of September 30, 2000, the
                                    principal owed and outstanding on this
                                    note was $823,640.

3.       ACQUISITION OF             Effective August 31, 2000, the Company
         SWITCHBOARD APPARATUS,     acquired all of the issued and outstanding
         INC.                       shares of capital stock of Switchboard
                                    Apparatus, Inc. ("Switchboard") a
                                    manufacturer of electrical switchgear and
                                    distribution panels, from Switchboard's
                                    shareholders for 551,226 shares of the
                                    Company's common stock valued at
                                    $1,941,750, based on quoted market
                                    prices, plus the assumption of
                                    Switchboard's liabilities, including
                                    $350,000 of payments owed to the selling
                                    shareholders of Switchboard and $827,556
                                    of bank debt. The purchase price was
                                    arrived at through arms' length
                                    negotiations between Electric City and
                                    the Sellers. Switchboard is currently
                                    being operated as a wholly owned

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                    subsidiary of the Company.

                                    The purchase price paid plus the
                                    liabilities assumed exceeded the value of the assets acquired by $1,830,939, which is being amortized on a straight-line basis over ten years. The acquisition has been recorded using the purchase method of accounting, and, therefore, one month's results of operations of
                                    Switchboard are included in the Company's results for the period ended September
                                    30, 2000. The Company will file the
                                    required audited financial statements of
                                    Switchboard Apparatus as soon as possible as an amendment to its current report on Form 8-K dated August 31, 2000.

                                    The following unaudited pro forma data
                                    summarizes the Company's results of
                                    operations for the periods indicated as
                                    if the Switchboard acquisition had been
                                    completed as of the beginning of the
                                    periods presented. The pro forma data
                                    give effect to actual operating results
                                    prior to the acquisition, adjusted to
                                    include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred during the periods presented nor is it necessarily indicative of future results of operations of the combined companies.


                                                                                 NINE MONTHS            NINE MONTHS
                                                                                       ENDED                  ENDED
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        2000                   1999
                                                                                  (UNAUDITED)            (UNAUDITED)
                                  ---------------------------------------------------------------------------------
                                    Revenues                                     $   7,788,178       $   4,329,873
                                    Net loss                                        (6,968,242)         (4,954,283)
                                    Basic and diluted net loss per common share          (0.24)              (0.20)


4.       STOCK SPLIT                The Company effected a two-for-one stock

                                    split effective July 30, 1999. The stock split has been retroactively reflected in the financial statements as of and for the three months and nine months ended
                                    September 30, 1999.

5.       NET LOSS PER SHARE         The Company computes net loss per share
                                    under Statement of Financial Accounting
                                    Standards No. 128 "Earnings Per Share."
                                    The statement requires presentation of
                                    two amounts, basic and diluted net loss
                                    per common share. Basic net loss per
                                    common share is computed by dividing net
                                    loss available to common stockholders by
                                    the number of weighed average common
                                    shares outstanding. Included in the

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                    computation of weighted average common
                                    shares outstanding for the three months
                                    and nine months ended September 30, 2000 are shares of common stock subject to possible rescission. Base net loss per share would include all common stock outstanding. The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted net loss per share for three months and nine months ended
                                    September 30, 2000 and 1999 because the
                                    effect would be antidilutive.

6.       INVENTORIES                Inventories consisted of the following:

                                                                      September 30,               December 31,
                                                                              2000                       1999
                                    =================================================================================
                                    Raw Materials                     $1,629,297                    $742,501
                                    Work in process                       19,591                     331,053
                                    Finished goods                       804,111                      42,263
                                    ---------------------------------------------------------------------------------
                                                                      $2,452,999                  $1,115,817
                                    =================================================================================


7.       COMMON STOCK SUBJECT       In January 2000, the Company  completed a
         TO POSSIBLE                private placement of 2,181,179 shares of its
         RESCISSION                 common stock in an offering made

                                    the Securities Act of 1933, as amended
                                    (the "506 Offering"). The proceeds of
                                    this offering were used to pursuant to
                                    Regulation D and Rule 506 of purchase
                                    inventory, to repay indebtedness to the
                                    principal stockholders and for general
                                    working capital purposes. As a result of the Company's statements made in certain press releases issued during the 506
                                    Offering, it is possible, but not
                                    altogether certain, that such statements might have been considered general solicitation, which is not permitted in a nonpublic offering under Rule 506 and, therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended.
                                    As a result, the Company might have been in violation of Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors may have rescission rights as to the shares purchased. If it is determined that the Company violated the rules regarding general solicitation such investors would have the right under Federal securities laws to rescind these purchases of common stock for a period of one year from the date of the violation.

                                    Over a year has passed since the
                                    Company's issuance of the press release
                                    described above, and of the total number of shares possibly subject to rescission, 1,790,624 had been held for at least one year as of September 30, 2000. The
                                    Company has reclassified the amount
                                    associated with these shares on September
                                    30, 2000 from common stock subject to
                                    rescission to common stock and additional paid in


                                                            ELECTRIC CITY CORP.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                    capital.

                                    Because the possibility of rescission
                                    still may exist with respect to 390,555
                                    shares, such shares are still reported as mezzanine equity on the Company's condensed consolidated balance sheet.

8.       GREAT LAKES CONTROLLED     On April 5, 2000, the  Company  signed a
         ENERGY CORPORATION         non-binding  letter  of  intent  to
                                    purchase all the shares of Great Lakes
                                    Controlled Energy Corporation, an
                                    independent systems integrator and
                                    facility retrofit specialist. The
                                    acquisition is contingent on satisfactory
                                    completion of due diligence, execution of
                                    a purchase agreement and satisfaction of
                                    customary closing conditions. The
                                    majority of the consideration to the
                                    selling shareholders will be in the form
                                    of Electric City common stock. The
                                    Company and Great Lakes are still
                                    negotiating the purchase price based on
                                    findings during financial due
                                    diligence and the Company is working to
                                    close the acquisition before the end of
                                    2000. This acquisition will be accounted
                                    for using the purchase method of
                                    accounting.

9.       LITIGATION             a)  John Prinz, a former consultant to the
                                    Company filed suit in the Circuit Court
                                    of Cook County, Illinois against the
                                    Company alleging breach of a consulting
                                    agreement that was entered into between
                                    the parties on April 6, 1999. Pursuant to
                                    that agreement, which terminated by its
                                    own terms on October 6, 1999, the
                                    consultant was to perform a variety of
                                    services, including (1) assisting the
                                    Company in obtaining working capital, (2)
                                    facilitating the purchase of another
                                    company, and (3) facilitating the process
                                    of listing the Company as a NASDAQ
                                    small-cap company. On June 30, 2000, the
                                    Company, in exchange for Mr. Prinz
                                    dropping his suit, agreed to pay Mr.
                                    Prinz (a) 60,000 shares of the Company's
                                    common stock valued at $223,800 based on
                                    the then current price of the stock on
                                    the OTC, (b) options to purchase during a
                                    four year period 40,000 shares of the
                                    Company's common stock at an exercise
                                    price equal to the lower of: (i) $7.00
                                    per share; or (ii) the price per share of
                                    the sale by the Company of its common
                                    stock within 180 days of the signing of
                                    the agreement (these options have been
                                    valued at $86,800 using a modified
                                    Black-Sholes option pricing model), and
                                    (c) $15,000 in cash to be paid upon the
                                    earlier of 180 days or the closing of an
                                    equity funding in excess of $1 million.
                                    The Company recorded a total one-time
                                    charge of $325,600 during the second
                                    quarter of 2000 in recognition of this
                                    settlement agreement, of which $101,800
                                    is included in accrued expenses at
                                    September 30, 2000.

                                b)  As the result of certain distributors

                                                             Electric City Corp.

                                      Notes to Consolidated Financial Statements

================================================================================


                                    failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states did not agree with the proposed restructuring of the agreements and threatened legal action.
                                    The three distributors stated that they
                                    were prepared to assert claims of
                                    securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortuous interference.
                                    Management denied all of the claims made by the distributors, but after a series of negotiations in an attempt to avoid the time and cost of a lawsuit, the Company agreed to repurchase the territories held by the distributors for an amount equal to the amount invested by the distributors in developing the territories. The Company repurchased the sales territories for (a) $1,280,244 in cash, the majority to be paid upon the closing of an equity funding, and (b) options to purchase 65,000 shares of the Company's common stock at a price of $7.00 per share over a ten year period.
                                    These options have been valued at
                                    $199,550 using a modified Black-Sholes
                                    option pricing model. A portion of the
                                    cash payment represents a refund of a
                                    $125,000 cash security deposit paid by
                                    the distributors to the Company. The
                                    Company recorded a $1,354,794 one-time
                                    charge during the second quarter of 2000 in recognition of the repurchase agreement. The territories repurchased are Arizona, Colorado, Florida, Georgia,
                                    Michigan, Nebraska, North Carolina, Ohio,
                                    South Carolina and Virginia.


Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

On August 31, 2000, the Company acquired all of the stock of Switchboard Apparatus, Inc. ("Switchboard"), a manufacturer of electrical switchgear and distribution panels located in Broadview, Illinois. As a result, Switchboard became, and is currently operated as a wholly owned subsidiary of the Company. The acquisition was recorded using the purchase method of accounting, thus only one month's results of operations of Switchboard Apparatus are included in Electric City's results for the period ended September 30, 2000. The Company expects revenue generated from the sale of switchgear, distribution panels and miscellaneous electrical components, cost of sales and selling, general and administrative expense to continue to increase during the remainder of 2000 due to the acquisition of Switchboard and the inclusion of a full quarter of the acquired company's results.

Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1999.

The Company's total revenue for the three-month period ended September 30, 2000 was $1,661,545 as compared to $867,109 for the three-month period ended September 30, 1999. During the third quarter of 2000, EnergySaver sales totaled $435,911, while revenue generated from the sale of switchgear, distribution panels and miscellaneous electrical components totaled $1,225,634, which included one month's sales of Switchboard. This compares with EnergySaver sales of $209,500 and switchgear and distribution panel sales of $657,609 during the third quarter of 1999.

Cost of sales for the three-month period ended September 30, 2000 totaled $1,443,627 as compared to $861,483 for the three-month period ended September 30, 1999. The increase in the cost of sales was primarily due to the increase in sales as a result of the acquisition of Switchboard and increased sales of EnergySaver units and switchgear and distribution panels during the quarter. The gross margin earned during the third quarter of 2000 was approximately 13.1%, an increase from the 0.7% earned in the third quarter of 1999. The improvement in the gross margin was largely due to improved utilization of manufacturing capacity and increased sales of the EnergySaver.

Selling, general and administrative expense ("SG&A") for the three-month period ended September 30, 2000 was $2,041,303 as compared to $1,557,460 for the three-month period ended September 30, 1999. Charges for outside services, including charges for legal, accounting, engineering, and public relation services totaled $486,289 for the third quarter of 2000 versus
$444,264 for the third quarter of 1999. Salaries and related expenses increased from $361,127 in the third quarter of 1999 to $961,165 in the third quarter of 2000. The increase in salaries and related expense is primarily due to (1) the new employees resulting from the Company's acquisition of Switchboard, (2) the Company's hiring a new team of senior managers in January 2000 and (3) the Company's expansion of its sales and marketing staff to support the EnergySaver. Other SG&A expenses have increased as a result the acquisition of Switchboard, the increase in headcount and the decision to expand the marketing of the EnergySaver to markets outside of the Chicago area, which has resulted in $152,475 of travel related expense incurred during the third quarter of 2000 versus $61,455 during the third quarter of 1999. Depreciation and amortization expense included in SG&A increased from $31,950 in the third quarter of 1999 to $125,510 in the third quarter of 2000 primarily due to amortization of goodwill related to the Company's acquisitions.

Other expense for the three-month period ending September 30, 2000 totaled $84,338 as compared to $42,029 for the three-month period ended September 30, 1999. The Company earned interest income of $8,946 during the third quarter of 2000 versus $35,447 earned in the third quarter of 1999. The decrease in interest income was the result of lower average cash balances during the third quarter of 2000. Total interest expense for the quarter ending September 30, 2000 was $93,284 versus $77,476 in the year earlier period. The majority of the interest expense in the third quarter of 2000 was related to the note payable to distributors for the amount owed on the repurchase of certain state distributorships, the Marino seller's note and the mortgage on the Company facility in Elk Grove Village Illinois, while the majority of the interest expense in the third quarter of 1999 was related to the Marino's sellers note and the mortgage on the Company facility.

The Company has not recorded any provision for future tax refunds as the realization of the benefit cannot be assured at this time. The Company's net operating loss carry forward, which can be used to reduce future taxable income, as of the end of September 2000 approximated $15 million.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1999.

Revenue for the nine-month period ended September 30, 2000 totaled $3,813,074 versus $1,720,983 for the same period ended September 30, 1999. The increase in revenue is due to the acquisition of Switchboard in August 2000 and increased sales of EnergySavers. Also the nine-month period ended September 30, 1999 only included four months of sales from the electrical switchgear and distribution panel business that was acquired from Marino Electric on May 24, 1999. The EnergySaver generated total sales of $1,173,534 during the first nine months of 2000 as compared to $655,300 in the same period during 1999, while sales of switchgear and distribution panels generated revenue of $1,065,683 and $2,639,540 during the nine month period ended September 30,1999 and September 30, 2000, respectively.

Cost of sales for the nine-month period ended September 30, 2000 was $3,374,982 versus $1,525,288 for the period ended September 30, 1999. The increase in the cost of sales is related to the increase in overall sales during the period. The gross margin on sales for the first three quarters of 2000 was unchanged from the 11.4% realized during the same period in 1999.

SG&A expenses were $5,609,916 for the nine-months ended September 30, 2000 versus $5,044,219 for the same period in 1999. Charges for outside services, including charges for legal, accounting, engineering, and public relation services totaled $1,338,692 for the first nine months of 2000, versus $3,796,581 for the first nine months of 1999. Salaries and related expenses increased from $617,314 in the first three quarters of 1999 to $2,486,145 in the first three quarters of 2000. Average headcount has increased significantly primarily due to
(1) the Company's hiring a new team of senior managers in January 2000, (2) the Company's expansion of its sales and marketing staff to support the EnergySaver and (3) the new employees resulting from the Company's acquisition of Switchboard Apparatus. Also, prior to acquiring Marino Electric on May 24, 1999, the Company had very few administrative employees. Other SG&A expenses have increased as a result of the acquisition of Switchboard Apparatus and the increase in headcount and the decision to expand the marketing of the EnergySaver to markets outside of the Chicago area which has resulted in $588,137 of travel related expense incurred during the first nine months of 2000. Depreciation and amortization expense included in SG&A for the nine-month period increased from $104,232 in 1999 to $340,751 due primarily to the amortization of the goodwill generated from the Company's acquisitions.

The first nine months of 2000 included a charge related to the repurchase of eleven distribution territories from three distributors and the settlement of a suit brought by a former consultant. The Company repurchased the eleven sales territories, including the exclusive rights to sell the EnergySaver in Ohio, Michigan, Northern California, Florida, Georgia, North Carolina, South Carolina, Virginia, Arizona, Colorado and Nebraska, for $1,280,244 (which includes the return of a $125,000 cash security deposit paid by the distributors to the Company) plus options to purchase 65,000 shares at $7.00 each. For accounting purposes, the options were valued at $199,550 using a modified Black-Sholes option pricing model. The payment of the majority of the cash portion of the repurchase price has been deferred until the Company completes an equity funding. During the first nine months of 2000 the Company also settled the suit brought by John Prinz, a former consultant, for $15,000 in cash, 60,000 shares of Electric City common stock and options to purchase 40,000 shares at $7.00 per share. The total charge recognized as a result of this settlement was $325,600.

For the first nine months of 2000 the Company recorded non-operating income of $37,117 versus non-operating expense of $100,144 during the same period in 1999. The Company recorded $226,675 in interest income during the first nine months of 2000, $120,000 of which was associated with a $600,000 loan to a stockholder, which was repaid in full during March 2000. The balance of the interest income was earned on excess cash balances during the nine-month period. The interest income was partially offset by interest expense of $189,558, the majority of which was related to the amounts due to the sellers of Marino Electric, the mortgage on the Company's facility in Elk Grove Village, Illinois, and a note payable to distributors for the amount owed on the repurchase of certain state distributorships. Other non-operating expense for the first nine months of 1999 consisted primarily of mortgage interest and interest on notes to shareholders, which was partially offset by $43,045 in interest income earned on excess cash balances.


Liquidity and Capital Resources

As of September 30, 2000, the Company had cash and cash equivalents of $272,674, versus cash and cash equivalents of $6,166,197 on December 31, 1999. The Company's debt obligations as of September 30, 2000 consisted of $602,200 owed on two revolving lines of credit, a mortgage of $763,517 on its facility in Elk Grove Village Illinois, an equipment loan of $464,661, vehicle loans totaling $20,829, and a note due the seller of Marino Electric for $823,640. The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, and the funding of inventory and accounts receivable, and capital expenditures. The Company has financed its operations since inception primarily through the private placement of common stock, preferred stock and loans from stockholders.

Net cash declined $5,893,523 during the first nine months of 2000 versus increasing $7,260,323 during the same period in 1999. Operating activities consumed $5,562,893 and $1,381,484 during the first nine months of 2000 and 1999, respectively. The net loss reported during the nine months ended
September 30, 2000 included non-cash charges of $1,680,394 related to the repurchase of eleven distributor territories and the settlement of a lawsuit, $233,980 of stock issued by the Company in exchange for services rendered and $35,763 of interest that was accrued but not paid on a note payable to distributors. The net loss reported during the nine months ended September
30, 1999 included $2,979,611 of non-cash charges associated with stock issued by the Company in exchange for services rendered. Depreciation and goodwill amortization for the first nine months of 2000 was $403,391 versus $179,400 for the same period in 1999. The 1999 period only included four months of depreciation and amortization related to the Marino Electric purchase versus nine months included in 2000. The 2000 period also included one month of goodwill amortization related to the Switchboard acquisition. Working capital increased $1,101,319 during the first nine months of 2000 versus declining $408,172 for the same period in 1999. The increase in working capital during the first nine months of 2000, excluding changes resulting from the acquisition of Switchboard, was largely the result of a $755,325 increase in inventory and a $317,653 increase in accounts receivable. The increase in inventory was primarily due to the production of EnergySavers in anticipation of future orders. The Company has begun to work down this inventory of finished goods and expects to continue to reduce its inventory over the coming months. The increase in accounts receivable is primarily the result of increased sales. Working capital during the first nine months of 1999 benefited from the receipt of $616,667 in deposits from state distributors that was recorded as deferred revenue.

Investing activities produced $485,813 during the nine-month period ending September 30, 2000, versus consuming $94,764 during the nine-month period ending September 30, 1999. The first nine months of 2000 benefited from a $600,000 repayment of a loan to a stockholder and $67,585 acquired in the Switchboard acquisition, which was partially offset by purchases of property and equipment totaling $181,772. Cash used in investing activities during the first nine months of 1999 was related to the purchase of property and equipment for use at the Company's Elk Grove Village headquarters.

Financing activities consumed $816,442 during the nine-month period ending September 30, 2000, versus generating $8,736,571 during the nine-months ending September 30, 1999. During the first nine months of 2000, the Company paid $968,360 of the amount owed to the sellers of Marino Electric, refunded $110,000 to two investors in the Company's private placement of common stock that was completed in January 2000, and paid $24,482 to reduce the balances on its mortgage, equipment loan and auto loans. These uses of funds were partially offset by $44,900 in proceeds received from the private placement and $250,000 borrowed under the Company's line of credit with LaSalle Bank N.A. During the same period in 1999, the Company reduced the principal balances on the mortgage by $12,712, but received $891,978 from the sale of stock, $7,467,932 from the sale of stock as part of the private placement which commenced in July 1999, $203,000 from loans from stockholders and $455,220 from its line of credit with LaSalle Bank N.A.

During June 2000, the Company secured a $2 million working capital loan from LaSalle Bank N.A. The loan is a revolving loan with an initial term of one year and bears interest at a rate equal to the prime rate or LIBOR plus 2.75%. Availability under the line is tied to and secured by inventory and receivable balances. As of September 30, 2000, there was $250,000 outstanding on the loan.

As part of the acquisition of Switchboard Apparatus, the Company assumed a revolving line of credit and an equipment loan from Oxford Bank & Trust. The revolving credit line bears interest at the rate of 3% over the bank's base rate and provides for maximum borrowings of $400,000. Availability under the line is tied to inventory and receivable balances. As of September 30, 2000, there was $352,200 outstanding on the line of credit. The equipment loan had an original principal balance of $521,500, a fixed interest rate of 8.4% and matures on September 3, 2004. As of September 30, 2000, the outstanding principal balance on the equipment loan was $464,461. Switchboard has pledged all of its assets as security for these loans.

In October 2000, the Company received net proceeds of $2,000,000 from the sale of 2,000 shares of its series B convertible preferred stock to the Augustine Fund LP at a price of $1,000 per share and the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $4.425 per share, subject to certain adjustments. The preferred stock carries a dividend rate of 8% per annum, payable quarterly in cash or common stock, at the Company's option. The preferred stock is convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $4.06 per share or 75% of the average of the five lowest closing bid prices of the Company's stock during a 30 day period prior to conversion. The Company may redeem the preferred shares at any time prior to conversion at a redemption price of $1,250 per share, and the shares automatically convert into common stock three years after issuance if not previously converted or redeemed. In addition, the Augustine Fund entered into a trading agreement, which is described more fully below in section 2. The Company elected to issue this preferred stock prior to a larger institutional funding plan it is currently pursuing.

The continued development, manufacturing and expansion of sales of the Company's products, including the EnergySaver, the Global Commander and TP3, will require the continued commitment of significant funds. The actual timing and amount of the Company's future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, the ability of the Company to improve margins and the cost of additional manufacturing equipment. For example, in order to provide sufficient capital for future growth through acquisitions and expansion of sales and marketing efforts, the Company is actively seeking additional equity funding at this time. In particular the Company is seeking additional capital to fund:

     - general operating expenses until its sales increase to a point at which they can support the Company's operations;

     - research and development of new products, including modifications to the EnergySaver product to improve the Company's ability to target specific applications and a new line of EnergySaver reliability switchgear targeted at the telecommunications and internet industries;

     - capital expenditures necessary to expand the Company's manufacturing capacity, both for the production of EnergySavers and switchgear;

     - acquisitions of companies with complementary products to the Company's; and

     -    the repayment of the note due distributors.

If the Company receives additional funds through the issuance of equity securities, the Company's existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending on the number of shares issued and the terms and conditions of the issuance, and the new equity securities will likely have rights, preferences, or privileges senior to those of the Company's common stock.

In the event that the Company is not successful in raising additional equity, management believes that the combination of the cash raised in the recent sale of preferred stock (as described above) and the Company's working capital line will allow it to continue to operate, but the Company would have to scale back its growth plans and delay planned expenditures on research and development and capital expenditures.


Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City's current expectations about its future results, performance, prospects and opportunities. Electric City has tried to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates" or similar expressions. These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City's actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company's limited operating history, the Company's history of operating losses, consumers' acceptance, the Company's use or licensed technologies, risk of increased competition, the Company's ability to successfully integrate acquired businesses products and technologies, the Company's ability to manage its growth, the Company's commercial scale development of products and technologies to satisfy consumers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company's securities, the possible volatility of the Company's stock price, the concentration of ownership, and the potential fluctuation in the Company's operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption "Risk Factors" in Electric City's filings with the Securities and Exchange Commission. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this document.

                           PART II. OTHER INFORMATION

ITEM 2.   Changes In Securities

          On August 31, 2000, pursuant to an Agreement and Plan of Merger by and among Electric City Corp. and Electric City Acquisition Corporation, a wholly-owned subsidiary of Electric City on the one hand, and Switchboard Apparatus, Inc. and Dale Hoppensteadt, George Miller and Helmut Hoppe (collectively, the "Sellers"), on the other hand, Electric City purchased from the Sellers all of the issued and outstanding shares of capital stock of Switchboard Apparatus. In connection with the acquisition, Switchboard Apparatus was merged with, and into, the Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Switchboard Apparatus, Inc. The aggregate purchase price of $1,941,750 was paid to the Sellers in the form of 551,226 shares of Electric City common stock. Fifteen percent (15%) of the shares issued are being held in escrow to indemnify Electric City against certain damages that may arise in connection with the acquisition. Electric City has agreed to register the shares of its common stock issued to the Sellers under the Securities Act of 1933, as amended.

          During August 2000, the Company issued 60,000 shares of its common stock to John Prinz as part of a settlement agreement with Mr. Prinz.

          During August 2000, the Company issued 58,600 shares of its common stock to thestockpage.com, a Canadian firm hired to provide investor relations services to the Company. Of the total shares issued to thestockpage.com, 40,000 are to be returned to the Company if prior to December 1, 2000 the Company registers the common stock underlying certain warrants which were issued to thestockpage.com in 1999 for services rendered. The remaining 18,600 shares are for services to be provided by thestockpage.com through January 2001.

          On July 24, 2000, the Company issued to a consultant a warrant to purchase 50,000 shares of the Company's common stock for services rendered. In connection therewith, the Company recorded expenses of $22,500. The exercise price was not lower than the closing bid price on the grant date. The warrant is exercisable at $5.50 per share anytime prior to the later of December 24, 2000 or 14 days following the date of registration of the Company's first SEC registration statement for its common stock following the effective date of the warrant.

          The Company also issued during the third quarter of 2000, a total of 7,000 shares of its common stock valued at $25,250 to two consultants for services rendered to the Company.

          No underwriters were involved in any of the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act in that the transactions involved the issuance and sale of the Company's securities to financially sophisticated individuals or entities that were aware of the Company's securities and business and financial condition, and took the securities for investment purposes and understood the ramifications of the actions. Certain of the purchasers also represented that they were acquiring such securities for investment for their own account and not for distribution. All certificates representing the stock issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

ITEM 5.   Other Information

          The Augustine Fund, L.P., Victor Conant, Nikolas Konstant, Joseph Marino, Kevin McEneely and Michael Stelter (collectively, the "Selling Stockholders") have each entered into trading agreements with the Company which are effective for a term of three years beginning on October 17, 2000. The trading agreements restrict each Selling Stockholder's transfer of the Company's common stock as follows:

          - sales in any one trading day by such Selling Shareholder shall not exceed the greater of 10,000 shares or 10% of the average trading volume of the Company's stock during the 10 prior trading days;

          - public trades in an opening transaction, during the last half hour of any trading day and at any time outside of regular trading hours shall be prohibited by such Selling Shareholder; and

          - up to four times within any 12-month period, the Company may prohibit any Selling Stockholder from trading the common stock for an entire trading day.

          The Company has agreed to give each Selling Stockholder a right of first refusal to sell their common stock to any third party that contacts the Company with a desire to purchase 100,000 or more shares of the Company's common stock. This right shall be allocated equally among each of the Selling Stockholders who elect to participate in the sale. However, this right of first refusal shall not preclude the Company's ability to raise additional capital should such need arise.


ITEM 6.  Exhibits And Reports On Form 8-K.

          (a)       Exhibits

                    2 The Agreement and Plan of Merger dated as of August 31, 2000, by and among Electric City Corp. and Electric City Acquisition Corporation, on the one hand, and Switchboard Apparatus, Inc., Dale Hoppensteadt, George Miller and Helmut Hoppe, on the other hand (incorporated by reference to Exhibit 2 to the current report on Form 8-K dated August 31, 2000 filed with the SEC).

                    4 Indemnification and Stockholder Agreement, dated as of August 31, 2000, by and among Electric City Corp. and Dale Hoppensteadt, George Miller and Helmut Hoppe (incorporated by reference to Exhibit 4 to the current report on Form 8-K dated August 31, 2000 filed with the SEC).

                    27        Financial data schedule.


          (b)       Reports on Form 8-K

                    The Company filed a current report on Form 8-K dated August 31, 2000, reporting the acquisition of Switchboard Apparatus, Inc under Items 2 and 7.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ELECTRIC CITY CORP.:


Dated: November 14, 2000              By: /s/ John Mitola
                                          ------------------------------------
                                          John Mitola
                                          Chief Executive Officer (principal
                                          executive officer)



Dated: November 14, 2000              By: /s/ Brian Kawamura
                                          ------------------------------------
                                          Brian Kawamura
                                          President and Chief Operating Officer


Dated: November 14, 2000              By: /s/ Jeffrey Mistarz
                                          ------------------------------------
                                          Jeffrey Mistarz
                                          Chief Financial Officer (principal
                                          financial and accounting officer)