Form 10KSB40
period 2000-12-31
ELECTRIC CITY CORP
filed 2001-04-20
CIK 1065860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

     |X|          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 000-2791


                               ELECTRIC CITY CORP.
                 (Name of small business issuer in its charter)

               DELAWARE                                       36-4197337
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

 1280 LANDMEIER ROAD, ELK GROVE VILLAGE, IL                   60007-2410
  (Address of principal executive offices)                    (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (847) 437-1666

                SECURITIES REGISTERED UNDER SECTION 12(b) OF THE
EXCHANGE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED

----------------------------           -----------------------------------------

----------------------------           -----------------------------------------

                SECURITIES REGISTERED UNDER SECTION 12(g) OF THE
EXCHANGE ACT:

                         Common Stock $0.0001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)


--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,227,212

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 16, 2001 was approximately $25,300,000. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 31, 2001, there were 28,959,755 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

As of March 31, 2001, there were 1,000 shares of Series B Preferred Stock, $0.01 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format (Check one): [X] Yes [ ] No


                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

TABLE OF CONTENTS


PART I..........................................................................         1

   ITEM 1.     DESCRIPTION OF BUSINESS..........................................         1
   ITEM 2.     DESCRIPTION OF PROPERTY..........................................         7
   ITEM 3.     LEGAL PROCEEDINGS................................................         8
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............         9

PART II.........................................................................         9

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........         9
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........        12
   ITEM 7.     FINANCIAL STATEMENTS.............................................        21
   ITEM 8.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.............................................        21

PART III........................................................................        22

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................        22
   ITEM 10.    EXECUTIVE COMPENSATION...........................................        24
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...        30
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................        30
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................        32

SIGNATURES......................................................................        36

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Included in this report, exhibits and associated documents are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements.

Unless the context otherwise requires, "Electric City," the "Company," "we," "our," "us" and similar expressions refers to Electric City Corp. and its subsidiary.

OVERVIEW/HISTORY

We are a developer, manufacturer and integrator of energy saving technologies and custom electric switchgear. Our premier energy saving product is the EnergySaver(TM) system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver(TM) system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc. ("Switchboard Apparatus"), custom electric switchgear, including our TP3 line of prepackaged electrical distribution panels designed for use in telecommunications and Internet network centers.

On December 5, 1997, we were initially formed as Electric City LLC, a Delaware limited liability company, by Joseph C. Marino, one of our principal stockholders, and NCVC, LLC, an entity controlled by Victor Conant, Kevin McEneely and DYDX Consulting LLC (which is controlled by Nikolas Konstant). In May 1998, Mr. Marino assigned his membership interest in us to Pino, LLC, an entity controlled by Mr. Marino.

On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. In connection with our merger, NCVC, LLC and Pino, LLC received shares of common stock in Electric City Corp. in exchange for their membership interests in Electric City LLC.

On June 10, 1998, Electric City issued 1,200,272 shares of its common stock with a fair market value of $1,200,272 representing approximately six (6%) percent of Electric City's issued and outstanding common stock, to the approximately 330 shareholders of Pice Products Corporation

("Pice"), an inactive, unaffiliated company with minimal assets, pursuant to merger agreement under which Pice was merged with and into Electric City. The number of shares issued to Pice was determined and negotiated with the principals of Pice by the Company's Board of Directors as a whole and was concluded by the Board to be an "arm's length transaction" in that none of the Board of Directors was in any way affiliated with, or related to the principals of Pice. The purpose of the merger was to substantially increase the number of our shareholders to facilitate the establishment of a public trading market for our common stock. Trading in our common stock commenced on August 14, 1998 through the OTC Bulletin Board under the trading symbol "ECCC".

In May 1999, we purchased most of the assets of Marino Electric, Inc., an entity controlled by Mr. Marino, for $1,792,000 in cash and 1,600,000 shares of our common stock. Marino Electric was engaged in the business of designing and manufacturing custom electrical switchgear and distribution panels. Under the terms of the purchase agreement, we were obligated to pay the cash portion of the purchase price upon the closing of our private issuance of common stock that commenced in July 1999. In May 2000, Mr. Marino waived this requirement and instead received a payment of $820,000 in cash and a subordinated secured term note for the principal amount of $972,000 at an interest rate of 10% per annum, payable in equal installments over 24 months and requiring principal and interest payments of $44,928 per month.

On August 31, 2000, pursuant to an Agreement and Plan of Merger among us, Switchboard Apparatus, Inc. and Switchboard Apparatus's stockholders, Dale Hoppensteadt, George Miller and Helmut Hoppe, we purchased all of the issued and outstanding shares of capital stock of Switchboard Apparatus. In connection with the acquisition, Switchboard Apparatus was merged into our wholly-owned subsidiary, with our subsidiary continuing as the surviving corporation under the name Switchboard Apparatus, Inc. The aggregate purchase price of $1,941,750 was paid in the form of 551,226 shares of our common stock.

On October 17, 2000, we completed the sale of 2,000 shares of Series B Preferred Stock and warrants to purchase 200,000 shares of our common stock at an exercise price of $4.425 per share, subject to certain adjustments, to Augustine Fund, L.P. for an aggregate purchase price of $2,000,000.

Effective December 4, 2000, Joseph P. Marino, one of our founders and former Chairman of the Board of Directors, resigned his position as Chairman and terminated his employment with us.


PRODUCTS AND SERVICES

ENERGYSAVER(TM)

We currently offer two main product lines: (1) the energy savings products which incorporate the EnergySaver(TM) technology, including the GlobalCommander package, and (2) switching and monitoring systems, including custom electrical switchgear panels and the TP3 prepackaged switchgear products.

The EnergySaver system is a state-of-the-art lighting control system that reduces energy consumption in indoor and outdoor commercial, institutional and industrial ballasted lighting systems, while maintaining appropriate lighting levels. The EnergySaver(TM) is a free standing enclosure that contains control panels with electrical parts and is connected between the power line and the building's electrical lighting circuits. The EnergySaver(TM) also contains a computer with software that allows the customer to control the amount of energy savings desired which, depending on the application, can be as high as 50%, and provides self-diagnosis and self-correction. The customer can access the EnergySaver's(TM) computer directly or remotely via modem or two-way radio.

The EnergySaver(TM) is manufactured to varying sizes and capacities to address differing lighting situations. We can interface our EnergySaver(TM) products with new and existing lighting panels, ballasts and lamps without modification. In addition, the EnergySaver(TM) system controls the power spikes, drops and surges inherent in any power supply, resulting in a reduction of heat generated within the lighting system, which enhances bulb, ballast and lamp life and reduces the amount of air conditioning necessary to cool the building.

GLOBALCOMMANDER

The GlobalCommander system is an advanced lighting controller capable of providing large-scale demand side management savings without turning off the lights. The GlobalCommander bundles the EnergySaver(TM) technology with an area wide communication package to allow for maximum energy reductions across entire systems in response to the guidelines of a customer's facility manager. The primary benefits of the GlobalCommander system are its automation and ability to respond to market information and execute control set points, start/stop schedules and other operating parameters to take full advantage of market rates. In addition, customers can control their facilities' loads and lighting requirements from a single control point. This single-point control is available for a virtually unlimited number of remote facilities and can be accessed through the Internet or over standard telephone lines with high-speed wide area networking.

VIRTUAL NEGAWATT POWER PLANT PROGRAM

On December 5, 2000, we announced an alliance with CIT Structured Finance ("CIT") to arrange up to $100 million in financing for our "Virtual Negawatt Power Plant ("VNPP") program. Our VNPP program calls for an initial phase with a goal of installing up to 5,000 of our EnergySaver(TM) units. The program is targeted initially for the California energy marketplace, but can be expanded to any market where electricity prices have increased due to deregulation.

The VNPP program intends to create "Negawatts" which are reductions in demand for electric power. We intend to finance the development of our "virtual Negawatt systems" in a way similar to the way independent power producers finance the construction of peak power plants. We expect to generate revenue by selling the EnergySaver(TM) system to the special purpose entity controlled by CIT which will in turn lease the equipment to the customers or allow customers to use the equipment for a period of time in exchange for having the right to reduce the customer's electricity demand during peak periods. CIT's subsidiary is then expected to receive proceeds from the resale of saved electricity to third parties and/or sharing with our customers the money saved on utility bills.

CUSTOM ELECTRICAL SWITCHGEAR

We design and manufacture a wide range of commercial and industrial custom electrical switching gear and distribution panels which serve to distribute electricity from the electric utility's main power bus in a building to the various electrical requirements within a building. We have built a reputation for custom manufacturing of 120/208, 120/240 and 277/480V single- and three-phase switchgear for virtually any application. Our focus on custom manufacturing allows us to design and assemble these custom panels more quickly than manufacturers who must deviate from standard assembly line production.

Typical customers of custom switchgear are electrical contractors who provide installations for commercial and industrial building projects. Most custom switchgear contracts involve the custom manufacturing of electrical switching gear and distribution panels for both new construction and retrofit projects. Our product line includes main distribution panels, electrical boxes and assembled circuit breakers, bus bars and switches. In addition, we are an authorized re-seller and original equipment manufacturer (OEM) for Siemens and Cutler-Hammer.

We also market a full line of prepackaged switchgear products for the telecommunications/Internet markets under the TP3 brand name. The packages consists of fully integrated switchgear systems which provide a total solution for our customers' needs in this area. The entire package is prepackaged at standard size ranges designed for the typical sizes of central office network centers, point of presence (POP) facilities and Internet network centers. By prepackaging the switchgear, we believe we can reduce total installed costs by up to 30%, improve quality and deliver a high level of reliability in the electrical switchgear and provide energy savings and remote communications through this fully integrated solution.

MARKETING, SALES AND DISTRIBUTION

We are pursuing a multi-channel, marketing and sales distribution strategy to bring our products to market. Our multi-channel approach includes the use of a direct sales force, distributors and manufacturers representatives.

During 2000, we began to establish a direct sales force to target large national and multinational companies. National accounts (such as chain stores, and large multi-site corporations), municipalities and other large campus customers will be handled by our corporate sales engineering group. Our sales force will focus its efforts on the energy engineering staffs of these companies, which analyze and recommend the purchase of products like ours for their multiple sites. The sales force will also support, coordinate and manage multiple sales channels.

We have established relationships with distributors (also referred to as "State Representatives") to carry and market our EnergySaver(TM) products. As of December 31, 2000, we had seven distributor/state representative agreements covering California, Illinois, Indiana, New Jersey, Pennsylvania, and Texas. A distributor is responsible for developing and managing a sales network within its territory. Typically the distributor does this by establishing dealerships within the territory and overseeing the sales, installation and maintenance of our products by the dealerships. If a distributor sells any of our products outside its territory, such distributor operates as a dealer, meaning it manages end-user sales only. The distributor earns a commission on any sale of our products in its territory whether initiated by the distributor itself, a dealer, or us.

Our standard distribution agreement gives the distributor the right to be the exclusive distributor in a particular territory, includes sales quotas that increase periodically throughout the term of the agreement, requires the distributor to make payment to us within 30 to 60 days of shipment and contains penalties for failure to meet quotas or make payments, including the loss of exclusivity. In addition, the agreement has a term of 10 years, after which it is renewable at our discretion and can be terminated at our discretion if the distributor fails to meet the terms of the agreement.

In May 2000, we entered into a settlement agreement with three of our distributors regarding disputes over distributorships in ten states. As a result of the agreement, we agreed to repurchase exclusive distributorships in the states of Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio and South Carolina and for northern California.

CUSTOMERS

We market our products through distributors and dealers while the product lines manufactured by our subsidiary, Switchboard Apparatus, are sold directly to original equipment manufacturers and end users. During 2000, sales to our top five distributors and dealers, including Electric City of Southern California, Electric City of Illinois, U.S. Power Corp., G&M Electric and Electric City Southern, accounted for 36% of EnergySaver(TM) sales. During the period from September 1, 2000 through December 31, 2000, the top five end-user customers of Switchboard Apparatus included Zenith Controls, KMC Telecom, G.E. Supply, EOFF Electric, and Kelso-Burnett, all of which accounted for approximately 73% of its sales during this period.

MANUFACTURING

Our EnergySaver(TM) product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order demand. The primary components for the EnergySaver(TM) are sourced from multiple manufacturers. We are in continuous discussion with additional parts suppliers to ensure lowest cost pricing and reliability of supply.

Our switchgear product line, including the TP3 product line, is manufactured at the facilities of our subsidiary, Switchboard Apparatus, Inc., in Broadview, Illinois. In addition, the switchgear manufacturing of Marino Electric has been integrated into the Broadview switchgear operation. The key components for our switchgear product line are sourced from multiple manufacturers with the goal of achieving competitive pricing and reliability of supply.

Our key suppliers of components used in our products include Cutler-Hammer, Cambridge-Lee Industries, General Electric and Central Steel & Wire.

INTELLECTUAL PROPERTY

Certain technologies underlying the EnergySaver(TM) products have been patented in the U.S. and Italy by Giorgio Reverberi. A U.S. patent application was filed by Mr. Reverbveri in November 1997, and a patent was issued in June 2000.

Since January 1, 1998, we, along with Mr. Reverberi and Mr. Marino, have entered into a number of agreements relating to the license of the EnergySaver(TM) technology. The license agreement grants us the exclusive license rights of the EnergySaver(TM) technology in all of North America, Central America, South American and the Caribbean, as well as Africa (excluding the countries of Algeria, Libya, Morocco and Tunisia). Pursuant to a preliminary joint venture agreement, we have agreed to extend the license rights to all territories outside of the United States, Canada and Mexico to a international joint venture to be formed with Merloni Progetti. The term of the license agreement expires upon the expiration of Mr. Reverberi's last expiring patent which we expect to be on or around November 2017. If either party materially breaches the license agreement and fails to cure the breach within 180 days after notice by the other party of the breach, the other party can terminate the license agreement. We pay Mr. Reverberi a royalty of $200 and Mr. Marino a royalty of $100 for each EnergySaver(TM) product we make or sell in territories in which Mr. Reverberi holds a valid patent.

We have applied for registration of the name EnergySaver(TM) pursuant to a U.S. trademark application filed September 15, 2000. In addition, we filed with the U.S. Patent Office an intent-to-use trademark application for each of GlobalCommander, Virtual Negawatt Power Plant and VNPP on November 13, 2000.


COMPETITION

There are a number of products on the market that directly or indirectly compete with the EnergySaver(TM) products. These competing products can be categorized into three general types :

     - those that convert AC to DC at a central location,

     - those that pulsate the power to the lighting system; and

     - other control products similar to the EnergySaver(TM) system.

Products that fall into the first category convert AC to DC at a central location do so more efficiently than it is done by the standard electronic ballast in each light fixture. The main drawback to this technology is that the transmission of DC power over any distance is generally less efficient and more dangerous than transmitting AC power. This technology also requires the rewiring of every light fixture on the circuit.

Products that pulsate the power in the lighting system turn the power off and on so quickly (120 times/second) that the lights remain on. This process, which is generally known as "wave chopping," distorts the AC waveform and thereby producing harmonics in a building's electrical system, which can damage other electrical components such as electric motors and electronic devices. The process also contributes to the reduction of life of lamps and ballasts in lighting fixtures.

Control products similar to the EnergySaver(TM) system are those that control power consumption at the lights and those that control power consumption at the lighting circuit. Typically these units must be wired to each fixture or each circuit to be controlled. While the EnergySaver(TM) can be characterized as a lighting controller, it is more appropriately described as a "variable lighting control power reduction system, and it is connected to a central distribution panel rather than to each lighting fixture. Therefore the EnergySaver(TM) is much simpler and less expensive to install, generally requires less maintenance and is less expensive to purchase than other lighting control products.

Our primary competitors in the switching and monitoring systems market are national suppliers of electrical switchboards, such as Seimens and Cutler Hammer. The principal competitive factors in this industry are price and project completion time. We believe that we can generally complete custom projects more quickly than our national competitors because we handle each project individually, as compared to our competitors, who generally do not customize projects.

EMPLOYEES

As of December 31, 2000, we had 122 full time employees, of which 14 were management and corporate staff, 9 were engineers, 19 were engaged in sales and marketing, 3 were engaged in field service and 77 were engaged in manufacturing. Of those employees engaged in manufacturing, 50 are are covered by collective bargaining agreements between each of Electric City and Switchboard Apparatus and the International Brotherhood of Electrical Workers, which is affiliated with the American Federation of Labor and Congress of Industrial Organizations (AFL-CIO). Both collective bargaining agreements expire on May 31, 2002.

RESEARCH AND DEVELOPMENT

The Company, through the day to day use of EnergySaver and its components, and their use at various testing sites around the country develops modifications and improvements to the product. Total research and development costs charged to operations was $248,000, $88,000 and $1,923,000 for the twelve month period ended December 31, 2000, the eight month period ended December 31, 1999 and the twelve months ended April 30, 1999, respectively.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Neither the Company's production nor sales of its products in any way generate activities or materials that that would require compliance with federal, state or local environmental laws.


ITEM 2.  DESCRIPTION OF PROPERTY

Our headquarters and the EnergySaver(TM) system production facility is located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters, manufacturing operations and warehouse. We acquired this facility in August 1998 for a purchase price of $1,140,000, $800,000 of which we financed through a mortgage and $340,000 of which we paid by issuing to the sellers 340,000 shares of our common stock. The mortgage bears interest at the rate of 8.25% per annum and is payable in monthly installments of principal and interest of $6,876 until August 2003, with a final balloon payment of $710,000 due in August 2003. The interest rate will be adjusted on August 1, 2001 to prime minus 0.25%. There is no penalty for prepayment of the mortgage. As of December 31, 2000, the outstanding principal amount of the mortgage was $758,780.

Our subsidiary, Switchboard Apparatus, currently conducts business from a facility located in Broadview, Illinois, which is approximately 19,000 square feet and houses Switchboard's office and manufacturing operations. We assumed the lease for this facility in August 2000 in connection with the acquisition of Switchboard Apparatus. The building is owned by a partnership that includes, among others, some of the former owners of Switchboard Apparatus, one of which is currently an employee of the Company. The lease provides for monthly payments of $9,250 per month during the first three years of the lease term beginning on May 1, 1999, with payments increasing to $10,000 per month during the last two years of the lease term. The lease expires April 30, 2004, unless sooner terminated in accordance with the lease provisions.

The Company's facilities are adequate for it current level of operations, but management has started to explore the possibility of consolidating its operations in one building that is large enough to meet the Company's requirements for the next three to five years.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceeding nor are we aware of any threatened legal proceeding that could have a material adverse effect on our business, results of operations or financial condition.

John Prinz, a former consultant to the Company, filed suit on October 12th, 1999 in the Circuit Court of Cook County, Illinois against the Company alleging breach of a consulting agreement that was entered into between the parties on April 6, 1999. Pursuant to that agreement, which terminated by its own terms on October 6, 1999, the consultant was to perform a variety of services, including
(1) assisting the Company in obtaining working capital, (2) facilitating the purchase of another company, and (3) facilitating the process of listing the Company as a NASDAQ small-cap company. On June 30, 2000, in exchange for dropping his suit, the Company agreed to pay Mr. Prinz (or grant) (a) 60,000 shares of the Company's common stock, (b) options to purchase during a four year period 40,000 shares of the Company's common stock at an exercise price equal to the lower of: (i) $7.00 per share; or (ii) the price per share of the sale by the Company of its common stock within 180 days of the signing of the agreement, and (c) $15,000 in cash to be paid upon the earlier of 180 days of the signing of the agreement or the closing of an equity funding in excess of $1 million. The Company recorded a total charge of $325,600 during the second quarter of 2000 in recognition of this settlement agreement.

As the result of certain distributors failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states did not agree with the proposed restructuring of the agreements and threatened legal action. After a series of meetings the Company agreed to repurchase the territories held by the distributors for an amount equal to the amount invested by the distributors in developing the territories. The Company agreed to repurchase the sales territories for (a)

$1,280,244 in cash, the majority of which is to be paid upon the closing of any equity funding, and (b) 65,000 options to purchase shares of the Company's common stock at a price of $7.00 per share. Included in the cash payment is a refund of a $125,000 cash security deposit paid by the distributors to Electric City. The Company recorded a $1,354,794 charge during the second quarter of 2000 in recognition of the repurchase agreement. The territories repurchased were Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio, South Carolina and Virginia.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 2000, we held our annual meeting of stockholders for the fiscal year ended December 31, 1999. At the annual meeting, nine nominees to our Board of Directors were elected to hold office for a one year term ending at our 2001 annual meeting of stockholders or until their respective successors are duly elected and qualified. Those elected included Messrs. John P. Mitola, Brian J. Kawamura, Michael S. Stelter, Victor L. Conant, Robert J. Manning, Kevin P. McEneely, Gerald A. Pientka, James T. Stumpe and Roscoe C. Young II. As of the record date of October 31, 2000, there were 28,954,755 shares of our common stock outstanding. Of the outstanding shares, 19,103,570 shares were represented in person or by proxy at our annual meeting, with results for each director as follows:

      DIRECTOR                          FOR                AGAINST
      --------                          ---                -------
      John P. Mitola                18,955,266             148,304
      Brian J. Kawamura             18,955,266             148,304
      Michael S. Stelter            18,957,266             146,304
      Victor L. Conant              18,957,266             146,304
      Robert J. Manning             18,957,266             146,304
      Kevin P. McEneely             18,957,266             146,304
      Gerald A. Pientka             18,957,266             146,304
      James T. Stumpe               18,957,266             146,304
      Roscoe C. Young II            18,957,266             146,304

Our Board of Directors appointed BDO Seidman, LLP, independent public accountants, as auditors of our financial statements for the year ending December 31, 2000, and to perform other audit and accounting activities as we or our Board of Directors may request from time to time. At the annual meeting, we asked our stockholders to ratify the appointment of BDO Seidman, LLP as our auditors. Of 19,103,570 shares represented in person or by proxy at our annual meeting, 18,901,365 shares were voted in favor of ratification 125,609 shares were voted against ratification and 76,596 shares abstained from voting.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded since December 12, 2000 on The American Stock Exchange under the symbol "ELC." Prior to trading on The American Stock Exchange, our common stock traded, beginning on August 14, 1998, on the OTC Bulletin Board under the symbol "ECCC". However, from November 4, 1999 to January 31, 2000, while our registration statement on Form 10SB was awaiting clearance by the SEC, our common stock was traded on the "Pink Sheets", a quotation medium which generally provides a less liquid trading market. The following table sets forth the quarterly high and low closing prices for our common stock as reported on The American Stock Exchange, the OTC Bulletin Board and the Pink Sheets since January 1, 1999. With respect to the prices reported by the Pink Sheets and OTC Bulletin Board inter-dealer quotation system, such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices have been adjusted to give effect for a 2-for-1 stock split, which was declared by our Board of Directors July 8, 1999 and distributed on July 30, 1999.


                                                                          COMMON STOCK
                                                              --------------------------------------
                                                                    HIGH                 LOW
                                                              -----------------    -----------------
FISCAL YEAR ENDED DECEMBER 31, 1999*:
     Fiscal Quarter Ended March 31, 1999.................          $ 3.91                $1.12
     Fiscal Quarter Ended June 30, 1999..................            7.44                 1.62
     Fiscal Quarter Ended September 30, 1999.............           14.84                 6.75
         Fiscal Quarter Ended December 31, 2000..........            9.38                 7.25

FISCAL YEAR ENDED DECEMBER 31, 2000:
     Fiscal Quarter Ended March 31, 2000.................          $13.00                $6.56
     Fiscal Quarter Ended June 30, 2000..................            6.50                 3.69
     Fiscal Quarter Ended September 30, 2000.............            5.75                 2.78
     Fiscal Quarter Ended December 31, 2000..............            4.50                 2.50

FISCAL YEAR ENDED DECEMBER 31, 2001:
     Fiscal Quarter Ended March 31, 2001.................          $ 3.72                $2.00


* As of January 31, 2000, we changed our fiscal year end from April 30 to December 31.

HOLDERS

As of March 31, 2001, we had approximately 3,750 holders of record of our common stock and 28,954,755 shares of common stock outstanding.

DIVIDENDS

Dividends on our Series B Preferred Stock are payable when declared by our Board of Directors, but will continue to accrue at an annual rate of 8% of the gross sale amount, are cumulative and will be paid prior to any dividends paid on our common stock.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2000, we issued the securities listed below:

On October 17, 2000, we completed the sale of 2,000 shares of Series B Preferred Stock to Augustine Fund, L.P. at a purchase price of $1,000 per share, and the issuance of warrants to purchase 200,000 shares of our common stock at an exercise price of $4.425 per share, subject to certain adjustments. We realized $2,000,000 of gross proceeds from the sale and incurred $170,000 in commissions and expenses related to the sale. The Series B Preferred Stock accrues dividends at the rate of 8% per annum, payable in cash or common stock, at our option. In the event of any liquidation, subject to the rights of any series of preferred stock that is senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series B Preferred Stock is convertible at any time into shares of our common stock at a conversion price which equals the lesser of $4.06 or 75% of the average of the three lowest closing prices for our common stock for the thirty consecutive trading days immediately preceding the date of conversion. The Company is required to file a registration statement and have it declared effective within 180 days of the date of issuance of the Series B Preferred. If the registration statement has not been declared effective within 180 days of the date of issuance, the Conversion Percentage shall decrease by 2% per month until the registration statement is declared effective. The conversion price is subject to adjustment to prevent dilution resulting from stock splits, stock dividends or similar events. We may redeem all or any of the shares of the Series B Preferred Stock at any time prior to conversion for a redemption price of $1,250 in cash per share plus accrued but unpaid dividends. The Series B Preferred Stock automatically converts into our common stock on October 17, 2003 at the conversion price if not previously converted or redeemed. Except as otherwise required by law or with respect to certain matters affecting the rights of the holders of preferred stock, the holders of the Series B Preferred Stock have no voting rights.

With respect to the foregoing transaction, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the transaction did not involve any public offering.

Also in October, we issued the following:

     - A warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.71 per share and expiring on October 16, 2005, to Delano Group Securities, as consideration for financial advisory services provided to us related to the sale of Series B Preferred Stock to Augustine Fund, L.P. This warrant was valued at $309,000 using a modified Black-Sholes option pricing model.

     - A warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $3.875 per share and expiring on April 19, 2003, to Investor Awareness, Inc. as consideration for investor relation services to be provided to the Company. This warrant was valued at $43,500 using a modified Black-Sholes option pricing model.

In December, we issued a warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $4.00 per share and expiring on December 19, 2001, to Mr. Paul Stock, as consideration for financial advisory services provided to the Company. This warrant was valued at $4,350 using a modified Black-Sholes option pricing model.

With respect to each of the foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding us and our business and operations contains "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative of such terms or other variations of such terms or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and, therefore, you should not assume that our silence over time means that actual events are bearing out as estimated in such forward looking statements.

We have a short operating history. All risks inherent in a new and inexperienced enterprise are inherent in our business.

OVERVIEW

We are a developer, manufacturer and integrator of energy saving technologies and custom electric switchgear. Our premier energy saving product is the EnergySaver(TM) system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver(TM) system, we manufacture, through our subsidiary, Switchboard Apparatus, custom electric switchgear, including our TP3 line of prepackaged electrical distribution panels designed for use in telecommunications and Internet network centers.

On December 5, 1997, Electric City LLC, a Delaware limited liability company, was initially formed by Joseph C. Marino, one of our principal stockholders, and NCVC, LLC, an entity controlled by Victor Conant, Kevin McEneely and DYDX Consulting LLC (which is controlled by Nikolas Konstant). In May 1998, Mr. Marino assigned his membership interest in us to Pino, LLC, an entity controlled by Mr. Marino.

On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. In connection with our merger, NCVC, LLC and Pino, LLC received shares of common stock in Electric City Corp. in exchange for their membership interests in Electric City LLC.

In May 1999, we purchased most of the assets of Marino Electric, Inc., an entity controlled by Mr. Marino, for $1,792,000 in cash and 1,600,000 shares of our common stock. Marino Electric was engaged in the business of designing and manufacturing custom electrical switchgear and distribution panels. Under the terms of the purchase agreement, we were obligated to pay the cash portion of the purchase price upon the closing of our private issuance of common stock that commenced in July 1999. In May 2000, Mr. Marino waived this requirement and instead received a payment of $820,000 in cash and a subordinated secured term note for the principal amount of $972,000 at an interest rate of 10% per annum, payable in equal installments over 24 months and requiring principal and interest payments of $44,928 per month.

On August 31, 2000, we acquired all of the stock of Switchboard Apparatus Inc., a manufacturer of electrical switchgear and distribution panels located in Broadview, Illinois. As a result, Switchboard Apparatus became, and is currently operated as, a wholly owned subsidiary of Electric City. The acquisition was recorded using the purchase method of accounting. Accordingly, only the last four month's results of operations of Switchboard Apparatus are included in our results for the twelve-month period ended December 31, 2000. We expect that revenue generated from the sale of switchgear, distribution panels and miscellaneous electrical components, as well as the cost of sales and selling, general and administrative expense, to increase next year due to the inclusion of a full year of Switchboard Apparatus' results.

RESULTS OF OPERATIONS

In January 2000, our Board elected to change our year-end from April 30th to December 31st. Therefore, the audited financial statements for 1999 only include the eight-month period from May 1, 1999 to December 31, 1999. As a result, we have provided analysis and discussions comparing the following periods:

     - the audited twelve-month period ended December 31, 2000 compared with the unaudited twelve-month period ended December 31, 1999; and

     - the audited eight-month period ended December 31, 1999 compared with the unaudited eight-month period ended December 31, 1998;

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Both Electric City's and Switchboard Apparatus's sales are generated from the sale of products primarily in the U.S.. One customer accounted for 14% of our total consolidated sales in 2000, while two customers accounted for 30% of our total sales during the eight-month period ended December 31, 1999. No such concentrations existed during the twelve-month period ended April 30, 1999.

Our cost of goods sold consist primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facilities, charges for potential future warranty claims and royalty costs related to EnergySaver(TM) sales. Cost of goods sold also include the wages and expenses of our engineering group.

Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin that products that we purchase and resell. Also, manufactured products that are proprietary, such as the EnergySaver(TM), generally have higher gross margins than non-proprietary products such as switchgear or distribution panels.

A portion of our operating expenses are relatively fixed, such as the cost of our facilities. Therefore, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have never fully utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase. In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySavers of approximately $15 million without a significant investment in fixed assets.

Selling, general and administrative ("SG&A") expenses include costs related to our sales force, which is comprised of both our employees and independent sales representatives. Included in our SG&A expenses are direct labor costs for our sales representatives and commissions paid to our employees, independent sales representatives and to our distributors. Also included in our SG&A expenses are expenses of non-manufacturing management, supervisory and staff salaries and employee benefits, the cost of insurance, travel and entertainment and office supplies costs and the cost of non-manufacturing utilities. Costs associated with marketing and advertising our products are also included in our SG&A expense, along with research and development expenses and costs relating to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan and a note to the sellers of Marino Electric, all as reflected on our current and prior financial statements.

TWELVE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED WITH THE UNAUDITED TWELVE-MONTH PERIOD ENDED DECEMBER 31, 1999

A summary of the unaudited operating results for the twelve-month period ended December 31, 1999 is as follows:


    TWELVE-MONTH PERIOD ENDING DECEMBER 31, 1999
    (UNAUDITED)
    -------------------------------------------------------------
    Revenues                                  $       2,881,000
    Gross profit                                        124,000
    Net loss                                         (5,800,000)
    Basic and diluted loss per share                      (0.23)

REVENUE. Our revenue increased approximately $4.3 million, or 150%, to $7.2 million for the year ended December 31, 2000 compared to $2.9 million for the twelve-month period ended December 31, 1999. Approximately $2.5 million of the revenue increase was due to the acquisition of Switchboard Apparatus and the inclusion of its results for the last four months of 2000. EnergySaver(TM) sales increased approximately $685,000, or 75%, during the twelve-month period ended December 31, 2000 compared to the twelve-month period ended December 31,

1999. Sales of switchgear and distribution panels increased $1.1 million, or 58%, to $3.0 million during the twelve-month period ended December 31, 2000 compared to the twelve-month period ended December 31, 1999. A large portion of the increase in the sales of switchgear and distribution panels during 2000 is due to the inclusion of twelve-months of results of Marino Electric, which was acquired in May 1999.

GROSS PROFIT. Our gross profit increased approximately $443,000, or 360%, to $567,000 compared to $124,000 during the twelve-month period ended December 31, 1999. Our gross profit as a percentage of sales increased to 7.8% for 2000 compared to 4.3% during the twelve-month period ended December 31, 1999. The increase in our gross profit margin was primarily attributable to the increase in sales volume and the addition of Switchboard Apparatus in August 2000. We believe that our margins will continue to improve as we benefit from a full year's inclusion of Switchboard Apparatus' operating results and as EnergySaver(TM) sales continue to grow.

SG&A EXPENSES. SG&A expense increased approximately $2.3 million to $9.1 million for the year ended December 31, 2000 from approximately $6.8 million during the twelve-month period ended December 31, 1999. During 2000, we hired a new management team and added significantly to our sales staff. As a result, our labor expense increased significantly. The inclusion of Switchboard Apparatus's results beginning in August also contributed to the increase in SG&A expense during 2000.

REPURCHASE OF DISTRIBUTOR TERRITORIES & LEGAL SETTLEMENT. Our 2000 operating results include charges related to the repurchase of eleven distribution territories from three distributors and the settlement of a suit brought by a former consultant. We repurchased the eleven sales territories, including the exclusive rights to sell the EnergySaver in Ohio, Michigan, Northern California, Florida, Georgia, North Carolina, South Carolina, Virginia, Arizona, Colorado and Nebraska, for $1,280,000 plus options to purchase 65,000 shares at $7.00 each. For accounting purposes, the options were valued at $199,550 using a modified Black-Sholes option pricing model. All but $100,000 of the cash portion of the repurchase price has been deferred until the Company completes an equity funding, which we anticipate will close during the second quarter of 2001. The deferred payment accrues interest at the rate of 12% per year until it is paid. The Company recorded a total expense of $1,354,794 in 2000 related to the repurchase of the distributor territories. During the twelve-months ended December 31, 2001 we also settled a suit alleging breach of contract brought by John Prinz, a former consultant, for $15,000 in cash, 60,000 shares of Electric City common stock and options to purchase 40,000 shares at $7.00 per share. The total charge recognized as a result of this settlement was $325,600.

OTHER NON-OPERATING INCOME (EXPENSE). Other non-operating expense is comprised of interest expense and interest income. Interest expense increased $76,000 or 37% to $279,000 during the twelve-month period ended December 31, 2000 as compared to $203,000 for the twelve-month period ended December 31, 1999. During 2000, we recorded $107,000 in interest expense on the Marino term note, $73,000 on the deferred portion of the repurchase price of the distributors' territories, $64,000 on our mortgage, $21,000 on our working capital line and $14,000 on our equipment loan. The 1999 interest expense included $97,000 in interest expense on the amounts owed to the sellers of Marino Electric, $67,000 on our mortgage, $30,000 on the loans from stockholders and $9,000 on our working capital line. Interest income earned during the twelve-month period ended December 31, 2000 increased $94,000 or 68% to $232,000 from $138,000 earned during the same period in 1999. During 2000 we earned $120,000 on a loan of $600,000 to one our stockholders and $112,000 on our excess cash balances. During 1999 we earned $138,000 on our excess cash balances.

PREFERRED STOCK DIVIDENDS. On October 17, 2000, we completed the sale of 2,000 shares of Series B Preferred Stock and warrants to purchase 200,000 shares of our common stock at an exercise price of $4.425 per share, subject to certain adjustments, to Augustine Fund, L.P. for an aggregate purchase price of $2,000,000. The warrants issued to Augustine have been valued at $624,000 using a modified Black-Sholes option pricing model and recorded as a non-cash dividend. The Series B Preferred Stock accrues dividends at the rate of 8% per annum, payable in cash or common stock, at the Company's option. As of December 31, 2000 we had accrued dividends payable of $32,877. The Series B Preferred Stock is convertible at any time into shares of the Company's common stock at a conversion price which equals the lesser of $4.06, or 75% of the average of the three lowest closing prices for our common stock for the thirty consecutive trading days immediately preceding the date of conversion (the "Beneficial Conversion Feature"). Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," requires us to recognize the intrinsic value of the Beneficial Conversion Feature as a non-cash dividend, which totals $1,376,000. The total dividend reported during the twelve-month period ended December 31, 2000 is comprised of the following:


   Series B Preferred Dividend, payable in cash or common stock       $   32,877
   Value of warrants issued to Augustine Fund                            624,000
   Intrinsic value of Beneficial Conversion Feature                    1,376,000
                                                                      ----------
   Total                                                              $2,032,877

There were no dividends accrued or paid during the twelve-month period ended December 31, 1999.

AUDITED EIGHT-MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH UNAUDITED EIGHT-MONTHS ENDED DECEMBER 31, 1998

A summary of the unaudited operating results for the eight-month period ended December 31, 1998 is as follows:


     EIGHT-MONTH PERIOD ENDING DECEMBER 31, 1998
     (UNAUDITED)
     ----------------------------------------------------------
     Revenues                                     $     50,000
     Gross profit                                      (39,000)
     Net loss                                       (1,880,000)
     Basic and diluted loss per share                    (0.09)

REVENUE. The Company's total sales revenue for the eight-month period ended December 31, 1999 were $2.7 million versus $50,000 for the equivalent period ending December 31, 1998. Prior to the acquisition of Marino Electric on May 24, 1999 Company was considered a development stage company whose primary activities involved research and development, testing, and the initial marketing of the EnergySaver. Sales during this development period were limited to a small number of EnergySaver units for evaluation purposes. For the entire eight-month period ending in 1999, revenues from the EnergySaver accounted for approximately 30% of the Company's total revenue with the balance being derived from the sale of switchgear and distribution panels.

GROSS PROFIT. The Company's cost of sales for the eight-month period ending December 31, 1999 totaled $2.6 million as compared to $89,000 for the eight-month period ended December 31,1998. The increase in the cost of sales was due to the increase in sales activity resulting from the acquisition of Marino Electric and increased sales of EnergySaver units. The cost of sales during 1998 included many one-time expenses associated with setting up operations in the Company's facility in Elk Grove Village.

SG&A EXPENSES. SG&A expenses for the eight-month period ending December 31, 1999 were $3.5 million versus $625,000 for the same period ending December 31, 1998. Approximately one third of the SG&A expense incurred during 1998 was for consulting and professional fees associated with the acquisition of Pice Products, organizing the Company, and refining the EnergySaver.

OTHER NON-OPERATING EXPENSES. Other non-operating expenses for the eight-month period ending December 31, 1999 were $36,000 as compared to $1.2 million for the eight-month period ending December 31, 1998. Other non-operating expense for the eight-month period ending December 31, 1999 is comprised of $167,000 of interest expense, partially offset by $131,000 of interest income earned on excess cash balances. The interest expense was related to amounts owed to the sellers of Marino Electric, the mortgage on the Company's building in Elk Grove Village, Illinois, the line of credit with LaSalle Bank NA, and amounts borrowed from shareholders. Other non-operating expense for the period ending December 31, 1998 included a $1.2 million charge related to the purchase of Pice Products Corporation and interest expense of $21,000. The interest expense was all due to the mortgage on the Company's building in Elk Grove Village, Illinois.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended December 31, 2000, we incurred a net loss of $10.2 million and used $7.1 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent certified public accountants modified their opinion on our December 31, 2000 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for future growth. Our efforts to raise additional capital are discussed below.

As of December 31, 2000, the Company had cash and cash equivalents of $629,436, compared to cash and cash equivalents of $6,166,197 on December 31, 1999. The Company's debt obligations as of December 31, 2000 consisted of $852,200 owed on two revolving lines of credit, a mortgage of $758,780 on its facility in Elk Grove Village Illinois, an equipment loan of $449,628, a vehicle loan of $9,172, and a note due the seller of Marino Electric for $708,714.

The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, and the funding of inventory and accounts receivable, and capital expenditures. The Company has financed its operations since inception primarily through the private placement of its common stock and preferred stock.

Net cash declined $5,536,761 during the twelve months ending December 31, 2000 versus increasing $5,682,035 during the eight-month period ended December 31, 1999 and increasing $456,247 during the twelve-month period ending April 30, 1999. Operating activities consumed $7,110,038, $2,010,743 and $1,501,851 during the twelve month period ended December 31, 2000, the eight-month period ended December 31, 1999 and the twelve-month period ended April 30, 1999, respectively. Cash used to fund the net loss was the largest operating use of cash in each of the three periods covered. Increases in our working capital accounts in each of the three periods reflect the increase in our business activities experienced in each of the periods.

Investing activities produced $457,514 during the twelve-month period ended December 31, 2000, versus consuming $700,005 during the eight-month period ended December 31, 1999 and $941,432 during the twelve-month period ended April 30, 1999. The year ended December 31, 2000 benefited from a $600,000 repayment of a loan to a founding stockholder and $67,637 acquired in the Switchboard acquisition. These sources were partially offset by purchases of property and equipment totaling $210,123. During the eight-month period ended December 31, 1999 we loaned to one of our founding stockholders $600,000 and purchased $100,005 in property and equipment. During the twelve-month period ended April 30, 1999, we purchased our facility in Elk Grove Village, Illinois.

Financing activities generated $1,115,763 during the twelve months ended December 31, 2000, compared to generating $8,392,783 during the eight-month period ended December 31, 1999 and $2,899,530 during the year ended April 30, 1999. During 2000, we generated net proceeds of $1,830,000 by selling 2,000 shares of Series B Preferred Stock in a private placement, $44,900 from the sale of 20,000 shares of our common stock in a private placement and $500,000 through borrowings under our working capital line. These sources were partially offset by payments made on the note to the sellers of Marino Electric totaling $1,083,286, as well as $57,351 paid to reduce the balances on our mortgage, equipment loan and auto loans. We also refunded $110,000 to two investors in the Company's private placement, prior to issuing their stock certificates and repurchased 1,000 shares of our common stock for $8,500. During the eight-month period ended December 31, 1999, we generated net proceeds of $9,259,982 through the private placement of our common stock ($110,000 of which was subsequently refunded to two investors in 2000), and $31,152 from borrowings under two auto loans. These sources of cash were partially offset by $384,250 in commissions paid for the private placement, $500,000 used to repay loans from stockholders and $14,101 used to repay other long-term obligations. During the twelve-month period ended April 30, 1999 we borrowed $800,000 to finance the purchase of our building located in Elk Grove Village Illinois and raised $1,365,179 from the issuance of 1,351,978 shares of our common stock. During this period we also borrowed $746,000 from stockholders, $246,000 of which was converted to common stock. These sources of cash were partially offset by an $11,649 reduction in the mortgage.

During June 2000, we secured a $2 million working capital loan from LaSalle Bank N.A. The loan is a revolving note facility with an initial term of one year and bears interest at a rate equal to the prime rate or LIBOR, plus 2.75%. Availability under the line is tied to and secured by our inventory and receivable balances. As of December 31, 2000, there was $500,000 outstanding on the loan.

As part of the acquisition of Switchboard Apparatus, along with other liabilities, we assumed a revolving line of credit and an equipment loan from Oxford Bank & Trust. The revolving credit line bears interest at the rate of 1/2% over the bank's base rate and provides for maximum borrowings of $400,000. Availability under the line is tied to inventory and receivable balances. As of December 31, 2000, there was $352,200 outstanding on the line of credit. The equipment loan had an original principal balance of $521,500, a fixed interest rate of 8.4% and matures on September 3, 2004. As of December 31, 2000, the outstanding principal balance on the equipment loan was $449,628. Switchboard Apparatus has pledged all of its assets as security for these loans.

In March 2001, we replaced the LaSalle and Oxford credit facilities with a credit facility from American National Bank & Trust of Chicago. The new facility includes a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank's corporate base rate. Availability under the line is tied to our inventory and receivable balances. The term note has a term of three years and bears interest at the bank's corporate base rate.

In October 2000, we received gross proceeds of $2,000,000 from the sale of 2,000 shares of our Series B Preferred Stock ("Preferred Stock") and the issuance of warrants to purchase 200,000 shares of our common stock at an exercise price of $4.425 per share, subject to certain adjustments, to Augustine Fund, L.P. The Preferred Stock carries a dividend rate of 8% per annum, payable in cash or common stock, at our option. The Preferred Stock is convertible at any time into shares of our common stock at a conversion price equal to the lower of $4.06 per share or 75% of the average of the three lowest closing bid prices of our stock during a 30-day period prior to conversion. The Company is required to file a registration statement and have it declared effective within 180 days of the date of issuance of the Series B Preferred. If the registration statement has not been declared effective within 180 days of the date of issuance, the Conversion Percentage shall decrease by 2% per month until the registration statement is declared effective. We may redeem the Preferred Stock at any time prior to conversion at a redemption price of $1,250 per share, plus accrued and unpaid dividends. The Preferred Stock automatically converts into common stock three years after issuance if not previously converted or redeemed. In addition, Augustine Fund entered into a trading agreement, which is described more fully in Note 18(c) to the financial statements.

Our ability to continue the development, manufacturing and the expansion of sales of our products, including the EnergySaver(TM), the GlobalCommander and TP3, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, our ability to improve margins and the cost of additional manufacturing equipment. In order to provide sufficient capital to meet day-to-day requirements at the current level of operations and to fund our future growth, we are in active discussions with several parties regarding a private placement of equity securities. In particular we are seeking additional capital to fund:

     - general operating expenses until sales increase to a point at which they can support our operations;

     - research and development of new products, including modifications to the EnergySaver(TM) product to improve our ability to target specific applications and continued development of a new line of reliability switchgear targeted at the telecommunications and internet industries;

     - capital expenditures necessary to expand our manufacturing capacity, both for the production of EnergySavers(TM) and switchgear;

     -    acquisitions of companies with complementary products to ours; and

     -    the repayment of the note due distributors.

If we receive additional funds through the issuance of equity securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

In the event we are not successful in raising additional equity, we believe that the combination of the cash raised in the recent sale of preferred stock (as described above), the placement of a $2 million note (as described below) and our working capital line will allow us to continue to operate for a period of time, but we would have to significantly scale back our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures.

SUBSEQUENT EVENTS

In March 2001, we replaced the LaSalle and Oxford credit facilities with a credit facility from American National Bank & Trust of Chicago. The new facility includes a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank's corporate base rate. Availability under the line is tied to our inventory and receivable balances. The term note has a term of three years and bears interest at the bank's corporate base rate.

In April 2001, we placed a Convertible Senior Subordinated Promissory Note with Newcourt Capital USA, Inc. ("Newcourt"), a subsidiary of CIT Group Inc.. The note has an aggregate principal amount of $2 million, matures on July 16, 2001 and carries an interest rate of 11% per annum. If we have not closed on an equity funding (a portion of which shall be used to retire the note), on or before July 16th, Newcourt shall have the right to convert the principal and accrued interest into our common stock at a conversion price equal to the lesser of the average closing price of the stock for the five trading days immediately prior to the date of conversion, or $1.00, subject to certain adjustments. It is intended that this instrument will serve as bridge funding unless and until the Company is successful in raising additional equity.

RECENT ACCOUNTING PRONOUNCEMENTS

During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for Electric City on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded in the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

F-1               Report of Independent Certified Public Accountants

F-2 - F-3         Balance Sheets as of December 31, 2000 and December 31, 1999

F-4 Statements of Operations for the twelve months ended December 31, 2000, the eight months ended December 31, 1999 and the twelve months ended April 30, 1999

F-5 Statements of Stockholders' Equity for the twelve months ended December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999

F-6 - F-8         Statements of Cash Flows for the twelve months ended
                  December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999

F-9 - F-36        Notes to Financial Statements


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The table below shows certain information about our directors, executive officers and key employees:


 NAME                               AGE    PRINCIPAL POSITIONS
 ---------------------------------  ---    ------------------------------------------------------
 DIRECTORS AND EXECUTIVE OFFICERS
 John P. Mitola...............       36   Chief Executive Officer and Director(1)(3)
 Brian J. Kawamura............       43   President, Chief Operating Officer and Director(1)(2)
 Jeffrey R. Mistarz...........       42   Chief Financial Officer and Treasurer
 Michael R. Pokora............       36   Executive Vice President, Business Operations and Sales
 Michael S. Stelter...........       44   Vice President, Sales and Director
 John J. Callahan.............       51   Director(2)
 Victor L. Conant.............       52   Director
 Robert J. Manning............       58   Director(1)( 3)
 Kevin P. McEneely............       52   Director(1)
 Gerald A. Pientka............       45   Director(2)(3)
 James T. Stumpe..............       42   Director
 Roscoe C. Young II...........       50   Director

---------------------
(1)  Member of our executive committee.
(2)  Member of our compensation committee.
(3)  Member of our audit committee.

John P. Mitola has been one of our directors since November 1999 and has been our Chief Executive Officer since January 2000. From August 1993 until joining us, Mr. Mitola was with Unicom Thermal Technologies, Unicom Corporation's largest unregulated subsidiary, serving most recently as Vice President and General Manager. Earlier at Unicom Thermal, Mr. Mitola lead the growth of the enterprise as its Development Vice President, through the development of Unicom Thermal's Northwind(TM) ice-based cooling technology and through thermal energy joint ventures between Unicom Thermal and several leading electric utility companies across North America.

Brian J. Kawamura has been one of our directors since November 1999 and has been our President and Chief Operating Officer since January 2000. From September 1997 until joining us, Mr. Kawamura served as Executive Vice President - Field Sales and Operations for the Southern Division of KMC Telecom, a rapidly growing competitive local exchange carrier founded in 1995, where he was responsible for sales growth in existing markets in Alabama, Florida, Georgia, Louisiana and Texas as well as future markets in the South and Southeast regions. From October 1986 until joining KMC Telecom, Mr. Kawamura was Vice President and General Manager of the six state Central Region for MFS Worldcom, a telecommunications company, where he was responsible for the start-up of MFS.

Jeffrey R. Mistarz has been our Chief Financial Officer since January 2000 and our Treasurer since October 2000. From January 1994 until joining us, Mr. Mistarz served as Chief Financial Officer for Nucon Corporation, a privately held manufacturer of material handling products and systems, and was responsible for all areas of finance and accounting, managing capital and shareholder relations. Prior to joining Nucon, Mr. Mistarz was with First Chicago for 12 years where he held several positions in corporate lending, investment banking and credit strategy.

Michael R. Pokora has been our Executive Vice President of Business Operations and Sales since November 1999. Mr. Pokora was a founding member of the construction division of Arthur J. Gallagher & Company, one of the nation's largest risk management companies, where he served as Executive Vice President, responsible for the Midwest Construction Wrap-up Practice.

Michael S. Stelter is one of our co-founders and has been one of our directors since our incorporation in June 1998. Since our organization as a limited liability company in December 1997, Mr. Stelter has served as our Vice President of Sales. Mr. Stelter was our Corporate Secretary from June 1998 until October 2000. From 1986 until May 1999, Mr. Stelter served as Vice President of Marino Electric.

John J. Callahan was appointed to be one of our directors in January, 2001. Mr. Callahan served as Senior Vice President of Sales and Marketing for Allegiance Telecom from December 1997 until his retirement in December 1999. From November 1992 to December 1997 Mr. Callahan served as the President of the Western Division of MFS Worldcom. Prior to joining MFS Worldcom he was a Vice President and General Manager of the Southwestern Division of Sprint.

Victor L. Conant has been one of our directors since our incorporation in June 1998. Since 1986, Mr. Conant has been President and Chief Executive Officer of Nightingale-Conant Corporation, a publisher and marketer of audio and video self-improvement materials. Mr. Conant is also a member of NCVC.

Robert J. Manning has been one of our directors since May 2000, and in January of 2001 was elected by our Board to replace Mr. Marino as the Chairman of the Board. Mr. Manning is a co-founder and a member of Groupe Manning LLC, an energy consulting company. From April 1997 until his retirement in January 2000, Mr. Manning served as Executive Vice President of Unicom Corporation and its largest subsidiary, Commonwealth Edison Company, where his responsibilities included managing the sale of Commonwealth Edison's fossil generating fleet. From 1995 to 1997 Mr. Manning served as the Senior Vice President, Generation, at Commonwealth Edison Company. During his thirty-five year career at Unicom, Mr. Manning directed all aspects of consumer service and transmission and distribution operations.

Kevin P. McEneely has been one of our directors since our incorporation in June 1998. Mr. McEneely was our Senior Executive Vice President and Chief Operating Officer from our organization as a limited liability company in December 1997 to December 1999. From 1985 to his retirement in December 1999, Mr. McEneely was Chief Operating Officer and an Executive Vice President of Nightingale-Conant Corporation. Mr. McEneely is also a member of NCVC.

Gerald A. Pientka has been one of our directors since May 2000. Mr. Pientka is the co-founder of Higgins Development Partners, LLC, a national real estate development company headquartered in Chicago, Illinois. He has been President of Higgins Development since its inception in 1982.

James T. Stumpe has been one of our directors since October 1999. Mr. Stumpe is a member of Electric City of Illinois, LLC, one of our distributors. Since September 1996, Mr. Stumpe has been owner of RCI, another of our distributors, and he has been a part owner of Diamac Electric, an electrical contracting firm, since 1990.

Roscoe C. Young II has been one of our directors since April 2000. Mr. Young has served as President and Chief Operating Officer of KMC Telecom since December 1999 and November 1996, respectively, and as a director since December 1999. Prior to joining KMC Telecom in 1996, Mr. Young was Vice President of Network Services for Ameritech, where he was in charge of customer service fulfillment of ISDN, digital centrex, voice services and network capital investment.


BOARD COMMITTEES

Our board of directors currently has the following committees:

     - Audit Committee. The audit committee reviews and recommends to the board of directors the independent public accountants selected to audit our financial statements, meets with the independent public accountants to review the scope and results of the audit, reviews transactions involving the Company and its officers, directors, affiliates and significant stockholders and investigates any matters brought to its attention. The members of the audit committee are Messrs. Mitola, Manning and Pientka.

     - Executive Committee. The executive committee reviews our financial results and general operations. The members of the executive committee are Messrs. Mitola, Kawamura, Manning and McEneely.

     - Compensation Committee. The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company's executive and senior management, subject to approval of the Board as a whole. The members of the compensation committee are Messrs. Callahan, Kawamura and Pientka.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid or awarded to each of our executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2000 and to our former chairman, president and chief executive officer. No bonuses were paid during the fiscal year ended December 31, 2000.

                                                                                                                LONG TERM
                                                                    ANNUAL COMPENSATION                        COMPENSATION
                                                     ------------------------------------------------------   ----------------
                                                                                                                SECURITIES
                                                                                           OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION           PERIOD          SALARY($)(13)      BONUS($)(4)      COMPENSATION($)        OPTIONS(#)
--------------------------------    -------------    ---------------   --------------   -------------------   ----------------
John P. Mitola(1)................   12/31/00(3)         $350,000         $140,000           $9,190(5)             1,000,000
  OUR CHIEF EXECUTIVE OFFICER

Brian J. Kawamura(1).............   12/31/00(3)         $350,000         $140,000           $6,600(6)             1,500,000
  OUR PRESIDENT AND CHIEF
  OPERATING OFFICER

Michael R. Pokora(1).............   12/31/00(3)         $250,000         $100,000           $8,695(7)               500,000
  OUR EXECUTIVE VICE
  PRESIDENT OF  BUSINESS
  OPERATIONS AND SALES

Jeffrey R. Mistarz(8)............   12/31/00(3)         $175,000         $ 70,000           $2,320(9)               200,000
  OUR CHIEF FINANCIAL OFFICER
  AND TREASURER

Joseph C. Marino.................    4/30/99(10)        $ 60,000(11)           --                  --             2,900,000(12)
  OUR FORMER CHAIRMAN OF THE        12/31/99(2)         $107,268                                                    -0-
  BOARD, PRESIDENT AND CHIEF        12/31/00(3)         $228,570                                                    -0-
  EXECUTIVE OFFICER

---------------

(1) Each of Messrs. Mitola, Kawamura and Pokora entered employment agreements with us effective as of November 18, 1999 for a term of three years beginning on January 3, 2000 and ending on December 31, 2002. Effective as of Janaury 1, 2000, options with an exercise price of $7.00 per share that vest over the term of the agreement were granted to each of Messrs. Mitola, Kawamura and Pokora pursuant to their employment agreements.

(2)  This period represents the eight month period ended December 31, 1999.

(3)  This period represents the fiscal year ended December 31, 2000.

(4) All bonuses earned in 2000 will not be paid until the Company closes on an equity funding of at least $10 million.

(5) This represents a monthly auto allowance of $550 and the cost of life and long term disability insurance for Mr. Mitola.

(6)  This represents a monthly auto allowance of $550.

(7) This represents a monthly auto allowance of $550 and the cost of life and long term disability insurance for Mr. Pokora.

(8) Mr. Mistarz entered into an employment agreement with us effective January 14th, 2000 for a term of three years beginning as of January 1, 2000 and ending on December 31, 2002. As part of the employment agreement, Mr. Mistarz was granted options with an exercise price of $7.00 per share that vest over the term of the agreement.

(9) This represents the cost of life and long term disability insurance for Mr. Mistarz.

(10) This period represents the fiscal year ended April 30, 1999.

(11) Mr. Marino's employment agreement with us, which terminated on December 4, 2000, provided for an annual base salary of $225,000. The 2000 salary of Mr. Marino includes a payment of $3,570 made in January 2000 for services performed in December 1999.

(12) Effective June 25, 1998, we granted to Pino, LLC, in which Mr. Marino owns a 100% membership interest, a ten year option to acquire up to 2,000,000 shares of common stock at an exercise price of $1.10 per share, which became exercisable on January 2, 2000. Effective December 4, 2000, we cancelled this option with respect to 300,000 shares. Effective January 1, 1999, we granted to Mr. Marino an option to acquire up to 900,000 shares at an exercise price of $1.75 per share, one quarter of which became exercisable on January 1, 2000, one quarter of which will become exercisable on January 1, 2001 and the remainder of which was terminated effective December 4, 2000.

(13) A portion of executive expense reimbursement have been voluntarily deferred until the Company achieves positive cash flow from operations or successfully closes on an equity funding of at least $10 million. In addition, as of January 1, 2001, executives have begun to voluntarily defer a portion of their compensation until similar conditions are met.

2000 OPTION GRANTS

The following table sets forth information regarding stock option grants made to each of the above named executive officers and our former chairman, president and chief executive officer during the fiscal year ended December 31, 2000.


                                                 PERCENT OF
                               NUMBER OF           TOTAL
                                 SHARES           OPTIONS
                               UNDERLYING         GRANTED TO        EXERCISE
                                OPTIONS           EMPLOYEES           PRICE          EXPIRATION
     NAME                      GRANTED(#)         IN PERIOD         ($/SHARE)           DATE
------------------------   -----------------    --------------     ------------    ---------------
John P. Mitola..........       1,000,000              24%              $7.00           12/31/09
Brian J. Kawamura.......       1,500,000              37%              $7.00           12/31/09
Michael R. Pokora.......         500,000              12%              $7.00           12/31/09
Jeffrey R. Mistarz......         200,000               5%              $7.00           12/31/09
Joseph C. Marino........            --                 --                --                --


2000 OPTION VALUES

The following table sets forth information regarding the number and value of unexercised options held by each of the above named executive officers and our former chairman, president and chief executive officer as of December 31, 2000. None of our named executive officers or our former chairman, president and chief executive officer hold any stock appreciation rights and none of them exercised any options during the fiscal year ended December 31, 2000.


                                              NUMBER OF SHARES              VALUE OF UNEXERCISED IN-THE-MONEY
                                      UNDERLYING UNEXERCISED OPTIONS AT                OPTIONS AT
NAME                                       DECEMBER 31, 2000(#)                    DECEMBER 31, 2000($)
                                 -------------------------------------    ------------------------------------
                                   EXERCISABLE          UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
----------------------------     ----------------      ---------------    ---------------      ---------------
John P. Mitola..............         333,334                666,666              $0                  $0

Brian J. Kawamura...........         500,000              1,000,000              $0                  $0

Michael R. Pokora...........         166,667                333,333              $0                  $0

Jeffrey R. Mistarz..........          22,222                177,778              $0                  $0

Joseph C. Marino............       1,925,000                225,000         $3,511,250(1)         $281,250(2)

(1) This figure represents the difference between the exercise price per option, which is $1.10 per share for 1,700,000 of the shares and $1.75 for 225,000 of the shares, and the closing price for our common stock as reported by the American Stock Exchange on December 31, 2000, which was $3.00 per share.
(2) This figure represents the difference between the exercise price per option, which is $1.75 per share, and the closing price for our common stock as reported by the American Stock Exchange on December 31, 2000, which was $3.00 per share.

STOCK OPTIONS AND INCENTIVE COMPENSATION

We currently have no stock option plan or other long term incentive compensation plan.

EMPLOYMENT  AGREEMENTS

Effective January 1, 1999, we entered into an employment agreement with Mr. Marino pursuant to which he served as our president and chief executive officer. From January 2000 until Mr. Marino's resignation from our Board of Directors and termination of his employment with us, effective December 4, 2000, the employment agreement governed our relationship with Mr. Marino as our chairman of the board. The employment agreement provided for a base salary of $225,000 per year, the use of an automobile for company business and reimbursement for Mr. Marino's business-related cellular phone calls.

Under the employment agreement, we granted to Mr. Marino an option to purchase 900,000 shares of our common stock at $1.75 per share which became exercisable with respect to 225,000 shares on January 1, 2000, which will become exercisable with respect to 225,000 shares on January 1, 2001 and which terminated with respect to 450,000 shares effective December 4, 2000. Mr. Marino has piggyback registration rights with respect to 450,000 shares of our common stock he may purchase in the future by exercise of the portions of the option grant that vested on January 1, 2000 and that will vest on January 1, 2001.

Mr. Marino remains subject to the confidentiality provisions of the agreement and shall remain subject to the non-competition and non-solicitation provisions for a period of two years following termination of the agreement.

Effective January 3, 2000, we entered into an employment agreement with John Mitola, our chief executive officer, for a three year period ending on December 31, 2002. The agreement provides for a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Mitola's business-related cellular phone calls.

Under the employment agreement, we granted to Mr. Mitola an option to purchase 1,000,000 shares of our common stock at $7.00 per share which became exercisable with respect to 333,334 shares on December 31, 2000, and which will become exercisable with respect to 333,333 shares on each of December 31, 2001 and 2002. Mr. Mitola has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options.

The employment agreement imposes on Mr. Mitola non-competition, non-solicitation and confidentiality agreements.

Effective January 3, 2000, we entered into an employment agreement with Brian Kawamura, our president and chief operating officer, for a three year period ending on December 31, 2002. The agreement provides for a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Kawamura's business-related cellular phone calls.

Under the employment agreement, we granted to Mr. Kawamura an option to purchase 1,500,000 shares of our common stock at $7.00 per share which became exercisable with respect to 500,000 shares on December 31, 2000, and which will become exercisable with respect to 500,000 shares on each of December 31, 2001 and 2002. Mr. Kawamura has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options.

The employment agreement imposes on Mr. Kawamura non-competition, non-solicitation and confidentiality agreements.

Effective January 3, 2000, we entered into an employment agreement with Michael Pokora, our executive vice president of operations and sales, for a three year period beginning on January 3, 2000 and ending on December 31, 2002. The agreement provides for a base salary of $250,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Pokora's business-related cellular phone calls.

Under the employment agreement, we granted to Mr. Pokora an option to purchase 500,000 shares of our common stock at $7.00 per share which became exercisable with respect to 166,667 shares on December 31, 2000, and which will become exercisable with respect to

166,666 shares on each of December 31, 2001 and 2002. Mr. Pokora has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options.

The employment agreement imposes on Mr. Pokora non-competition, non-solicitation and confidentiality agreements.

On January 14, 2000, we entered into an employment agreement with Jeffrey Mistarz, our chief financial officer and treasurer, for a term of three years commencing on January 1, 2000 and ending on December 31, 2002. The agreement provides for a salary of $175,000 per year and a discretionary bonus payable if Mr. Mistarz attains established performance goals to be agreed upon by Mr. Mistarz and our chief executive officer. The agreement also provides for the reimbursement of Mr. Mistarz's business expenses such as business-related cellular phone calls.

Under the employment agreement, we granted to Mr. Mistarz an option to purchase 200,000 shares of our common stock at $7.00 per share which vest with respect to 66,667 shares on December 31, 2000, and which will vest with respect to 66,667 shares on each of December 31, 2001 and 66,666 shares on December 31, 2002. Of the vested options, only 1/3 will become exercisable each year, with 22,223 becoming exercisable on December 31, 2000, 22,222 becoming exercisable on December 31, 2001, 22,222 becoming exercisable on December 31, 2002, etc. Mr. Mistarz has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options.

The employment agreement imposes on Mr. Mistarz non-competition, non-solicitation and confidentiality agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables list certain information, as of March 31, 2001, regarding the beneficial ownership of our outstanding common stock by (1) each of our directors and named executive officers, the persons known to us to beneficially own greater than 5% of our common stock and our directors and executive officers, as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted, (1) the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them and (2) the address of each person listed in the following table (unless otherwise noted) is c/o Electric City Corp., 1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410.


                                                           SHARES
                                                        ISSUABLE UPON
                                         SHARES          EXERCISE OF
NAME                                  DIRECTLY HELD        OPTIONS            TOTAL           %
--------------------------------      -------------     -------------     ----------------   -----
DIRECTORS, EXECUTIVE OFFICERS
AND 5% HOLDERS
Joseph C. Marino                        8,094,654(1)    2,150,000(2)      10,244,654(1)(2)   29.0%
Pino, LLC                               7,431,502       1,700,000          9,131,502         25.8%
DYDX Consulting LLC(3)                  3,017,499       1,000,000          4,017,499         11.4%
Victor Conant                           4,488,999       1,000,000          5,488,999         15.5%
NCVC, L.L.C.(3)                         4,488,999       1,000,000          5,488,999         15.5%
Kevin P. McEneely                       4,488,999       1,000,000          5,488,999         15.5%
Michael S. Stetler                      1,244,192              --          1,244,192          3.5%
Brian Kawamura                             68,000         500,000            568,000          1.6%
James T. Stumpe                           505,556          12,500            513,056(4)       1.5%
John P. Mitola                              7,000         333,334            340,334          1.0%
Michael R. Pokora                          10,000         166,667            182,667             *
Jeffrey R. Mistarz                          4,200          22,222             26,422             *
Robert J. Manning                           2,000          12,500             14,500             *
Gerald A. Pientka                           8,000          12,500             20,500             *
Roscoe C. Young II                             --          12,500             12,500             *
John Callahan                              10,000              --             10,000             *

All directors and executive
officers as a group (11 persons)**      6,347,947       2,072,223          8,420,170         23.8%

----------------

*    Denotes beneficial ownership of less than 1%.

**   Eliminates duplication

(1)  Includes (a) 242,000 shares held by Jon P. Marino, Mr. Marino's son, and
     (b) 7,431,502 shares held of record by Pino, LLC ("Pino"). Mr. Marino holds a 100% membership interest in Pino and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by Pino and, therefore, is deemed to be the beneficial owner of these shares.

(2)  Includes options to acquire 1,700,000 shares of common stock held by Pino.

(3) The business address of each of NCVC, DYDX and Mr. Konstant is 7300 N. Lehigh, Niles, Illinois 60714.

(4) Includes 444,444 shares held of record by Electric City of Illinois, LLC. Mr. Stumpe holds a 33% membership interest in Electric City of Illinois and, in such capacity, shares voting and investment power with respect to the shares of common stock held by Electric City of Illinois and, therefore, is deemed to be the beneficial owner of these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From January 1999 until May 1999, we permitted Marino Electric to use, without charge, a portion of the manufacturing area of our facility to build EnergySaver(TM) unit components and cabinets. The members of our board not affiliated with Marino Electric approved this use and believed that it allowed us to oversee the manufacture of the EnergySaver(TM) unit components and cabinets. On May 24, 1999, we purchased from Mr. Marino most of the assets of Marino Electric for a purchase price of $3,888,000, consisting of $1,792,000 in cash and 1,600,000 shares of our common stock. The purchase price of $3,880,000 exceeded the fair value of the assets acquired by approximately $3,363,000. Under the terms of the purchase agreement, we were obligated to pay the cash portion of the purchase price upon the closing of our private issuances of common stock that commenced in July 1999. In May 2000, Mr. Marino waived this requirement and instead received a payment of $820,000 in cash and a subordinated secured term note for the principal amount of $972,000 at an interest rate of 10% per annum, payable in equal installments over 24 months and requiring principal and interest payments of $44,928 per month. The note is secured by an interest in all of our personal property, fixtures, inventory, contract rights, accounts, general intangibles and equipment owned by us on May 30, 2000 or acquired by us thereafter and is subordinate to the security interest in these items held by LaSalle National Bank. Our board, including the members not affiliated with Marino Electric, negotiated and approved the terms of this transaction on our behalf and believed that they were as favorable to us as if negotiated with an unaffiliated third party. As of December 31, 2000, the principal and accrued interest owed and outstanding on the note totaled $708,714.

On December 16, 1999, we loaned $600,000 to Nikolas Konstant, a member of NCVC. The note was secured by 200,000 shares of our common stock held by Mr. Konstant and provided for $120,000 in interest. On March 20, 2000, Mr. Konstant repaid the note in full with interest.

On April 1, 2000, we entered into a state representative agreement with Electric City of Illinois and on June 1, 2000, we entered into a state representative agreement with Electric City of Indiana. James Stumpe, one of our directors is a member of each of Electric City of Illinois and Electric City of Indiana. The agreements grant to Electric City of Illinois and Electric City of Indiana distribution territories within the States of Illinois and Indiana respectively. The members of our board other than Mr. Stumpe approved the terms of the transactions and believed the terms to be substantially similar to those of our other distributor or state representative agreements and as favorable to us as if negotiated with an unaffiliated third party. As of December 31, 2000, our accounts receivable from Electric City of Illinois, LLC and Electric City of Indiana, LLC were $229,757 and $63,925, respectively.

On January 5, 2000, we entered into a distributor agreement with Electric City of Southern California L.L.C., of which Mr. Marino is a member, which provides for an initial term of 10 years. The agreement grants to Electric City of Southern California a distribution territory which extends from Monterrey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms which are substantially similar to those of our other distributor agreements and as favorable to us as it negotiated with an unaffiliated third party. As of December 31, 2000, our accounts receivable from Electric City of Southern California were $228,539.

Each of the Augustine Fund, L.P., which owns all of our outstanding shares of series B convertible preferred stock, and Messrs. Conant, Konstant, Marino, McEneely and Stelter (each, a "Restricted Stockholder") has entered into a separate trading agreements with us which are effective for a term of three years beginning on October 17, 2000. The trading agreements restrict each Restricted Stockholder's transfer of our common stock as follows:

     - sales in any one trading day by such Restricted Stockholder shall not exceed the greater of 10,000 shares or 10% of the average trading volume of our stock during the 10 prior trading days;

     - public trades in an opening transaction, during the last half hour of any trading day and at any time outside of regular trading hours shall be prohibited by such Restricted Stockholder; and

     - up to four times within any 12-month period, we may prohibit any Restricted Stockholder from trading the common stock for an entire trading day.

We have agreed to give each Restricted Stockholder a right of first refusal to sell its common stock to any third party that contacts us with a desire to purchase 100,000 or more shares of our common stock. This right will be allocated equally among each of the Restricted Stockholders who elect to participate in the sale. However, this right of first refusal will not preclude us from raising additional capital should such need arise.

Effective December 4, 2000, we entered into an agreement with Mr. Marino in which we agreed to grant to Mr. Marino distributorship rights of our EnergySaver(TM) product in Northern California, Nevada and Arizona and to enter into distributor agreements with Mr. Marino with respect to each of these distribution territories for an initial term of 10 years and on terms substantially similar to those of our other distributor and state representative agreements. With respect to the Southern California distribution territory, we agreed to permit Electric City of Southern California to transfer to Mr. Marino its current distributor agreement described above. As partial consideration for our grant of distributorship rights, effective December 4, 2000, (1) we terminated the option to purchase 2,000,000 shares of our common stock at $1.10 per share held by Pino, LLC with respect to 300,000 shares and (2) Mr. Marino resigned from our Board of Directors and from his executive position as our Chairman of the Board. The members of our board other than Mr. Marino approved the terms of the transactions and believed they were as favorable to us as if negotiated with an unaffiliated third party.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER   DESCRIPTION
---------------- ---------------------------------------------------------------
      2.1        Agreement and Plan of Merger dated June 5, 1998 between the
                 Company and Pice Products Corporation (incorporated by
                 reference to Exhibit 2.1 to Registration Statement on Form 10SB
                 of the Company (No. 0-27291))

      2.2 Agreement and Plan of Merger dated as of August 31, 2000, by and among the Company and Electric City Acquisition
                 Corporation, a wholly-owned subsidiary of the Company, Switchboard Apparatus, Inc. and Dale Hoppensteadt, George
                 Miller and Helmut Hoppe (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of the Company dated August
                 31, 2000 (No. 0-2791))


      3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10SB of the
                 Company (No. 0-27291))

      3.2        Bylaws  (incorporated  by reference to Exhibit 3.2 to Registration
                 Statement on Form 10SB of the Company (No. 0-27291))

      4.1 Securities Purchase Agreement, made as of October 17, 2000, by and between the Company and Augustine Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No. 0-2791))

      4.2 Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company
                 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No.
                 0-2791))

      4.3 The Registration Rights Agreement, made as of October 17, 2000, by and between the Company and Augustine Fund, L.P.
                 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No. 0-2791))

      4.4        Warrant to Purchase Shares of Common Stock of the Company
                 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No.
                 0-2791))

      4.5        Trading Agreement, made as of October 17, 2000, between
                 Augustine Fund, L.P. and the Company (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No. 0-2791))

     10.1        Sales, Distribution and Patent License Agreement, dated January
                 1, 1998, between Giorgio Reverberi and Joseph C. Marino
                 (incorporated by reference to Exhibit 10.1 to Registration
                 Statement on Form 10SB of the Company (No. 0-27291))

     10.2 Sublicense Agreement, dated June 24, 1998, between the Company and Joseph C. Marino (incorporated by reference to Exhibit 10.2 to Registration Statement on Form 10SB of the Company (No.
                 0-27291))

     10.3        Employment Agreement, dated as of January 1, 1999, between the
                 Company and Joseph C. Marino (incorporated by reference to
                 Exhibit 10.3 to Registration Statement on Form 10SB of the
                 Company (No. 0-27291))

     10.4        Real Estate Sales Contract, dated July 3, 1998, between the
                 Company, Giovanni Gullo and Mario Gullo Family Limited
                 Partnership (incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10SB of the Company (No.
                 0-27291))

     10.5        Asset Purchase  Agreement,  dated May 24, 1999,  between the
                 Company and Marino  Electric, Inc. (incorporated by reference to
                 Exhibit 10.5 to Registration Statement on Form 10SB of the Company
                 (No. 0-27291))

     10.6        Distribution Agreement, dated September 7, 1999, between the
                 Company and Electric City of Illinois LLC (incorporated by reference to Exhibit 10.6 to Registration Statement on Form
                 10SB of the Company (No. 0-27291))

     10.7        Consulting Agreement, dated January 18, 1999, between the
                 Company and 1252996 Ontario Limited (d/b/a The Stockpage)
                 (incorporated by reference to Exhibit 10.8 to Registration
                 Statement on Form 10SB of the Company (No. 0-27291))

     10.8 Warrant to Purchase Common Stock, dated January 15, 1999, from the Company to 1252996 Ontario Limited (d/b/a The Stockpage)
                 (incorporated by reference to Exhibit 10.9 to Registration
                 Statement on Form 10SB of the Company (No. 0-27291))

     10.9 Employment Agreement, dated as of November 19, 1999, between the Company and John Mitola (incorporated by reference to Exhibit 10.1 to Quarterly Report filed on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-27291))

     10.10 Employment Agreement, dated as of November 19, 1999, between the Company and Brian Kawamura (incorporated by reference to Exhibit 10.2 to Quarterly Report filed on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-27291))

     10.11 Employment Agreement, dated as of November 19, 1999, between the Company and Michael Pokora (incorporated by reference to Exhibit 10.3 to Quarterly Report filed on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-27291))

     10.12       Employment Agreement, dated as of January 14, 2000, between the
                 Company and Jeffrey Mistarz (incorporated by reference to Exhibit 10.4 to Quarterly Report filed on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-27291))

     10.13       Subordinated Secured Term Note between Joseph Marino and the
                 Company, dated May 30, 2000 (incorporated by reference to
                 Exhibit 10.5 to Quarterly Report filed on Form 10-QSB for the quarterly period ended June 30, 2000)

     10.14       Loan Agreement, dated June 28, 2000, between LaSalle Bank
                 National Association and the Company (incorporated by reference to Exhibit 10.1 to Quarterly Report filed on Form 10-QSB for the quarterly period ended June 30, 2000)

     10.15 Revolving credit note, dated June 28, 2000, issued by the Company to LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 to Quarterly Report filed on Form
                 10-QSB for the quarterly period ended June 30, 2000 (No.
                 0-27291))

     10.16       Security Agreement, dated June 28, 2000, made between the
                 Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.3 to Quarterly Report filed on Form
                 10-QSB for the quarterly period ended June 30, 2000 (No.
                 0-27291))

     10.17 Equipment Term Note, dated June 28, 2000, issued by the Company to LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Quarterly Report filed on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-27291))

     10.18       Agreement and Mutual Release dated May 26, 2000 between the
                 Company and Joseph Marino, Jeffrey A. Dome, Ronald Stone and
                 Curtis Vernon

     10.19       Subordinated Secured Term Note between Joseph Marino and the
                 Company, dated May 30, 2000 (incorporated by reference to
                 Exhibit 10.5 to Quarterly Report filed on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-27291))

     10.20       General Security Agreement between the Company and Joseph
                 Marino, dated May 30, 2000 (incorporated by reference to
                 Exhibit 10.6 to Quarterly Report filed on Form 10-QSB for the quarterly period ended June 30, 2000) (No. 0-27291))

     10.21       Settlement Agreement, dated as of the June 30, 2000, between
                 John Prinz & Associates LLC and the Company

     10.22       Indemnification and Stockholder Agreement, dated as of August
                 31, 2000, by and among the Company and Dale Hoppensteadt, George Miller and Helmut Hoppe (incorporated by reference to
                 Exhibit 2 to the Current Report on Form 8-K of the Company dated August 31, 2000 (No. 0-2791))

(b) We filed one current report on Form 8-K during the last quarter of the period covered by this report. In a current report on form 8-K dated October 17, 2000, we reported the issuance of 2,000 shares of our Series B convertible preferred stock at a price of $1,000 per share and warrants to purchase 200,000 shares of our common stock at an exercise price of $4.425 per share, subject to certain adjustments.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ELECTRIC CITY CORP.

                                       By: /s/ John P. Mitola
                                           -------------------------------------
                                           John P. Mitola
                                           Chief Executive Officer


April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                      DATE
---------                                      ----


/s/ John P. Mitola                             April 16, 2001
------------------------------------           ---------------
John P. Mitola
Chief Executive Officer & Director
(principal executive officer)


/s/ Brian Kawamura                             April 16, 2001
------------------------------------           ---------------
Brian Kawamura
Chief Operating Officer & Director

/s/ Jeffrey R. Mistarz                         April 16, 2001
------------------------------------           ---------------
Jeffrey R. Mistarz
Chief Financial Officer
(principal financial and accounting officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Electric City Corp.
Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Electric City Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000, the eight-month period ended December 31, 1999 and the year ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric City Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the year ended December 31, 2000, the eight-month period ended December 31, 1999 and the year ended April 30, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ BDO Seidman, LLP


Chicago, Illinois
March 3, 2001

                                                            ELECTRIC CITY CORP.


                                                    CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

  DECEMBER 31,                                                                      2000             1999
  ---------------------------------------------------------------------------------------------------------
  ASSETS

  CURRENT ASSETS
       Cash and cash equivalents                                               $    629,436    $  6,166,197
       Accounts receivable, less allowance for doubtful accounts of
           $84,000 and $37,000 at December 31, 2000 and 1999,
           respectively (Note 18)                                                 2,611,291       1,324,901
       Note receivable - stockholder (Note 6)                                             -         600,000
       Inventories (Note 7)                                                       2,000,353       1,115,817
       Prepaid expenses and other, including $31,000 note receivable
           from employees as of December 31, 2000                                   300,620               -
  ----------------------------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                                            5,541,700       9,206,915

  NET PROPERTY AND EQUIPMENT (Notes 8 and 11)                                     1,962,778       1,456,467

  COST IN EXCESS OF ASSETS ACQUIRED, net of amortization of
       $593,320 and $196,164 at December 31, 2000 and 1999,
       respectively (Notes 4 and 5)                                               4,626,939       3,166,651

  OTHER ASSETS                                                                        2,699               -
  ----------------------------------------------------------------------------------------------------------












                                                                               $ 12,134,116    $ 13,830,033
  ============================================================================================================

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                                    CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

DECEMBER 31,                                                                          2000            1999
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit (Note 10)                                                  $    852,200    $          -
     Due to former distributors (Note 14)                                          1,252,853               -
     Due to seller (Note 4)                                                                -       1,792,000
     Current maturities of long-term debt (Note 11)                                  577,984          28,380
     Accounts payable                                                              2,846,764         820,762
     Accrued expenses (Note 9)                                                     1,132,792         417,265
     Amounts refundable from private placement (Note 15)                                   -         110,000
     Deferred revenue                                                                 50,000         175,000
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          6,712,593       3,343,407
---------------------------------------------------------------------------------------------------------------

DEFERRED REVENUE                                                                     379,167         429,167
---------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities (Note 11)                                  1,348,310         777,022
---------------------------------------------------------------------------------------------------------------

COMMON STOCK SUBJECT TO RESCISSION (Note 15)                                          45,000       9,149,982
---------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 14)

STOCKHOLDERS' EQUITY (Notes 16 and 17)
     Preferred stock, $.01 par value; 5,000,000 shares authorized,
         2,000 issued and outstanding as of December 31, 2000                             20               -
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         28,944,755 issued as of December 31, 2000 and 26,091,500
issued and outstanding as of December 31, 1999                                         2,894           2,609
     Additional paid-in capital                                                   22,456,335       8,682,873
     Accumulated deficit                                                         (18,801,703)     (8,555,027)
---------------------------------------------------------------------------------------------------------------

                                                                                   3,657,546         130,455
     Less treasury stock, at cost, 1,000 shares as of
         December 31, 2000                                                            (8,500)              -
---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                         3,649,046         130,455
---------------------------------------------------------------------------------------------------------------

                                                                                $ 12,134,116    $ 13,830,033
===============================================================================================================

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                          CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                                              Eight months
                                                                YEAR ENDED          ended       Year ended
                                                              DECEMBER 31,     December 31,      April 30,
                                                                      2000            1999           1999
-------------------------------------------------------------------------------------------------------------
REVENUE                                                      $   7,227,212   $   2,730,184    $    208,473
-------------------------------------------------------------------------------------------------------------
EXPENSES
     Cost of sales                                               6,660,545       2,568,070         135,000
     Selling, general and administrative                         9,086,315       3,541,012       4,033,559
     Repurchase of distributor territories and
         legal settlement (Note 14)                              1,680,394               -               -
-------------------------------------------------------------------------------------------------------------

                                                                17,427,254       6,109,082       4,168,559
-------------------------------------------------------------------------------------------------------------

Operating loss                                                 (10,200,042)     (3,378,898)     (3,960,086)
-------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Acquisition expense (Note 16)                                       -               -      (1,200,272)
     Interest income                                               232,242         130,874           9,054
     Interest expense                                             (278,876)       (166,979)        (59,613)
-------------------------------------------------------------------------------------------------------------

Total other expense                                                (46,634)        (36,105)     (1,250,831)
-------------------------------------------------------------------------------------------------------------

NET LOSS                                                       (10,246,676)     (3,415,003)     (5,210,917)
-------------------------------------------------------------------------------------------------------------

LESS PREFERRED STOCK DIVIDENDS (Note 16(i))                      2,032,877               -               -
-------------------------------------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDER                     $ (12,279,553)  $  (3,415,003)   $ (5,210,917)
=============================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                      $       (0.43)  $       (0.13)   $      (0.23)
=============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      28,505,175      26,638,391      22,357,874
=============================================================================================================


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------


                                                                                                              ADDITIONAL
                                                                         MEMBER        COMMON   PREFERRED        PAID-IN
                                                             SHARES     CAPITAL         STOCK       STOCK        CAPITAL
--------------------------------------------------------------------------------------------------------------------------
BALANCE, May 1, 1998                                              - $    18,679   $         -  $        -  $           -

     Issuance of common stock for merger of Company      20,000,000     (18,679)        2,000           -         16,679
     Acquisition                                          1,200,272           -           120           -      1,200,152
     Conversion of convertible debt                         500,000           -            50           -        499,950
     Issuance of shares for cash (net of offering costs
         of $13,023)                                      1,351,979           -           136           -      1,365,043
     Issuance of shares for purchase of land and building   340,000           -            34           -        339,966
     Issuance of shares and warrants in exchange for
         services received                                  996,000           -            98           -      2,715,801
     Net loss for the year ended April 30, 1999                   -           -             -           -              -
     Net loss of LLC prior to becoming a corporation              -           -             -           -       (120,362)
     Expense paid on behalf of the Company                        -           -             -           -         80,289
--------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1999                                  24,388,250           -         2,438           -      6,097,518

     Issuance of shares in exchange for services received   103,250           -            11           -        258,765
     Acquisition of assets of Marino Electric, Inc.       1,600,000           -           160           -      2,095,840
     Discount on shares issued in private placement               -           -             -           -        615,000
     Commissions paid on private placement shares
         subject to rescission                                    -           -             -           -       (384,250)
     Net loss for the eight months ended December 31,             -                                     -
         1999                                                     -             -                       -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                               26,091,500           -         2,609           -      8,682,873

     Release of shares subject to rescission              2,171,179           -           217           -      9,149,665
     Repurchase of 1,000 shares of common stock                   -           -             -           -              -
     Issuance of Series B Preferred Stock for cash (net
         of offering  costs of $170,000)                          -           -             -          20      1,829,980
     Cumulative dividends on Series B Preferred Stock             -           -             -           -        (32,877)
     Shares issued for acquisition of Switchboard
         Apparatus, Inc.                                    551,226           -            55           -      1,941,695
     Issuance of shares in exchange for services received    70,850           -             7           -        256,816
     Options and warrants issued in exchange for
         services received                                        -           -             -           -        118,039
     Options issued as part of repurchase of distributor
         territories                                              -           -             -           -        199,550
     Shares and options issued as part of legal
         settlement                                          60,000           -             6           -        310,594
     Net loss for the year ended December 31, 2000                -           -             -           -              -
--------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                               28,944,755 $         -   $     2,894  $       20  $  22,456,335
--------------------------------------------------------------------------------------------------------------------------


                                                                                                  TOTAL
                                                                                            MEMBERS AND
                                                           ACCUMULATED       TREASURY     STOCKHOLDERS'
                                                                DEFICIT         STOCK            EQUITY
---------------------------------------------------------------------------------------------------------
BALANCE, May 1, 1998                                      $     (49,469)  $         -    $      (30,790)

     Issuance of common stock for merger of Company                   -             -                 -
     Acquisition                                                      -             -         1,200,272
     Conversion of convertible debt                                   -             -           500,000
     Issuance of shares for cash (net of offering costs
         of $13,023)                                                  -             -         1,365,179
     Issuance of shares for purchase of land and building             -             -           340,000
     Issuance of shares and warrants in exchange for
         services received                                            -             -         2,715,899
     Net loss for the year ended April 30, 1999              (5,210,917)            -        (5,210,917)
     Net loss of LLC prior to becoming a corporation            120,362             -                 -
     Expense paid on behalf of the Company                            -             -            80,289
---------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1999                                      (5,140,024)            -           959,932

     Issuance of shares in exchange for services received             -             -           258,776
     Acquisition of assets of Marino Electric, Inc.                   -             -         2,096,000
     Discount on shares issued in private placement                   -             -           615,000
     Commissions paid on private placement shares
         subject to rescission                                        -             -          (384,250)
     Net loss for the eight months ended December 31,
         1999                                                (3,415,003)            -        (3,415,003)
---------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                                   (8,555,027)            -           130,455

     Release of shares subject to rescission                          -             -         9,149,882
     Repurchase of 1,000 shares of common stock                       -        (8,500)           (8,500)
     Issuance of Series B Preferred Stock for cash (net
         of offering costs of $170,000)                               -                       1,830,000
     Cumulative dividends on Series B Preferred Stock                 -             -           (32,877)
     Shares issued for acquisition of Switchboard
         Apparatus, Inc.                                              -             -         1,941,750
     Issuance of shares in exchange for services received             -             -           256,823
     Options and warrants issued in exchange for
         services received                                            -             -           118,039
     Options issued as part of repurchase of distributor
         territories                                                  -             -           199,550
     Shares and options issued as part of legal
         settlement                                                   -             -           310,600
     Net loss for the year ended December 31, 2000          (10,246,676)            -       (10,246,676)
--------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                                $ (18,801,703)  $    (8,500)   $    3,649,046
---------------------------------------------------------------------------------------------------------



        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                                       STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------


                                                                      Eight months
                                                        YEAR ENDED           ended       Year ended
                                                       DECEMBER 31,    December 31,       April 30,
                                                               2000           1999             1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $(10,246,676)   $(3,415,003)   $ (5,210,917)
     Adjustments to reconcile net loss to net cash
         used in operating activities, net of assets
         acquired
         Depreciation and amortization                       603,860        277,854          30,353
         Issuance of shares and warrants in
              exchange for services received                 245,667        472,108       2,502,567
         Acquisition expense                                       -              -       1,200,272
         Discount on stock sold in private placement               -        615,000               -
         Expenses paid on behalf of company                        -              -          80,289
         Repurchase of distributor territories             1,354,794              -               -
         Accrued interest on distributor note                 72,609              -               -
         Settlement of lawsuit                               325,600              -               -
         Loss on disposal of fixed assets                      6,198              -               -
         Changes in assets and liabilities, net of
              acquisition
              Accounts receivable                           (653,852)    (1,206,629)       (118,272)
              Inventories                                   (315,737)      (313,935)       (269,001)
              Other current assets                          (204,417)             -               -
              Accounts payable                             1,567,642        636,602         184,160
              Accrued liabilities                            284,274        319,093          98,698
              Deferred revenue                              (150,000)       604,167               -
------------------------------------------------------------------------------------------------------

Net cash used in operating activities                     (7,110,038)    (2,010,743)     (1,501,851)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash obtained in acquisition                             67,637              -               -
     Repayment (cash advanced) on note receivable
         to stockholder                                      600,000       (600,000)              -
     Purchase of property and equipment                     (210,123)      (100,005)       (941,432)
------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities          457,514       (700,005)       (941,432)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of amounts due sellers                       (1,083,286)             -               -
     Borrowings on line of credit                            500,000              -               -
     Proceeds from long-term debt                                  -         31,152         800,000
     Payments on long-term debt                              (57,351)       (14,101)        (11,649)



        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                                       STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                             Eight months
                                                               YEAR ENDED            ended     Year ended
                                                             DECEMBER 31,     December 31,      April 30,
                                                                     2000             1999           1999
---------------------------------------------------------------------------------------------------------
     Proceeds from private placement (net)                   $     44,900    $ 9,149,982    $          -
     Commissions paid for private placement                             -       (384,250)              -
     Amounts refundable from private placement                   (110,000)       110,000               -
     Proceeds from issuance of preferred stock                  2,000,000              -               -
     Issuance costs related to preferred stock
         issuance                                                (170,000)             -               -
     Payments on loans from stockholders                                -       (500,000)              -
     Proceeds from stock issuance                                       -              -       1,365,179
     Proceeds from loan for stockholders                                -              -         746,000
     Purchase of treasury stock                                    (8,500)             -               -
--------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                       1,115,763      8,392,783       2,899,530
--------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                          (5,536,761)     5,682,035         456,247

CASH AND CASH EQUIVALENTS, at beginning
     of period                                                  6,166,197        484,162          27,915
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of period                  $    629,436    $ 6,166,197    $    484,162
========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     In May 1999, the Company acquired certain
     assets of Marino Electric, Inc. from
     Joseph Marino, a related party, as follows:
         Inventory                                                           $   342,000
         Property and equipment                                                  183,185
         Cost in excess of assets acquired                                     3,362,815
-------------------------------------------------------------------------------------------
         Assets acquired                                                       3,888,000
         Due to seller                                                        (1,792,000)
         Stock issued to seller                                               (2,096,000)
-------------------------------------------------------------------------------------------

                                                                             $         -
===========================================================================================

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                                       STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                              Eight months
                                                             YEAR ENDED              ended       Year ended
                                                              DECEMBER 31,     December 31,       April 30,
                                                                      2000             1999            1999
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     In August 2000, the Company acquired the stock
     of Switchboard Apparatus, Inc. for 551,226 shares
     valued at $1,941,750. The related assets and
     liabilities at the date ofacquisition were
     as follows:
         Cash                                                $      67,637
         Accounts receivable                                       632,538
         Inventory                                                 568,799
         Property and equipment                                    508,905
         Other assets                                                5,265
         Cost in excess of assets acquired                       1,857,443
----------------------------------------------------------------------------
         Assets acquired                                         3,640,587
         Accounts payable                                         (458,360)
         Accrued expenses                                         (418,748)
         Line of credit                                           (352,200)
         Long-term debt                                           (469,529)
         Stock issued to seller                                 (1,941,750)
----------------------------------------------------------------------------

                                                             $           -
----------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest                $     243,000        $    143,000    $    44,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Stock, warrants and options issued in exchange for services received ($93,823, $0 and $213,332 included in prepaid expenses at December 31, 2000 and 1999 and April 30, 1999,
     respectively)                                           $     374,861        $    258,776    $ 2,715,899
     Stock issued in exchange for conversion of
         loan from stockholders                                          -                   -        500,000
     Stock issued as partial payment for land
         and building                                                    -                   -        340,000
     Accrual satisfied through the issuance of
         common stock                                               35,372                   -              -


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.ORGANIZATION AND      Electric City (the  "Company") was formed as a limited
  NATURE OF BUSINESS    liability company (Electric City, L.L.C.) on
                        December 5, 1997 to acquire and commercialize application of a patented technology that reduces the amount of electricity required to power various lighting facilities such as commercial buildings, factories and residential structures. On June 5, 1998, Electric City, L.L.C. merged with Electric City Corp., a Delaware corporation. As a result, Electric City Corp.
                        distributes, manufactures and sells an energy management saving system in the United States under an exclusive license agreement (Note 14(a)).

                        In May 1999, the Company acquired certain assets of Marino Electric, Inc. ("Marino") (Note 4). As a result, subsequent to May 24, 1999, the Company also operates as a designer and manufacturer of custom electrical switching gear and distribution panels which serve to distribute electricity from a building's principal power source to the various electric switches within a building.

                        In January 2000, the Company changed its fiscal year end to December 31. Prior to January 2000, the Company's fiscal year ended on April 30. As a result, the accompanying financial statements include (1) results of operations and cash flows for the twelve-month period ended December 31, 2000, (2) the historically reported eight-month period from May 1, 1999 through December 31, 1999, referred to as the "transition period," and (3) results of operations and cash flows for the fiscal year ended April 30, 1999.

                        In August 2000, the Company acquired all of the issued and outstanding shares of capital stock of Switchboard Apparatus, Inc. ("Switchboard"), a manufacturer of electrical switchgear and distribution panels, from Switchboard's shareholders for 551,226 shares of the Company's common stock. In connection with the acquisition, Switchboard was merged into a wholly owned subsidiary of the Company, with the Company's subsidiary continuing as the surviving corporation under the name Switchboard Apparatus, Inc.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2. BASIS OF             The accompanying consolidated financial statements have
   PRESENTATION         been prepared on the going concern basis which
                        contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has a net working capital deficiency and accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Management is in the process of negotiating additional funding through the issuance of preferred stock and continues its efforts to improve profitability through expansion of the Company's business in both current and new markets. However, there is no assurance that the Company will be successful in obtaining additional funding or improving the Company's operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


3. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

   PRINCIPLES OF        The consolidated financial statements include the
   CONSOLIDATION        accounts of Electric City Corp. and its wholly owned
                        subsidiary, Switchboard Apparatus, Inc. All significant intercompany balances and transactions have been eliminated.

   CASH AND CASH        The Company considers highly liquid investments with a
   EQUIVALENTS          maturity of three months or less when purchased to be
                        cash equivalents.

   CONCENTRATIONS OF    One customer accounted for approximately 14% of
   CREDIT RISK          total revenue and two customers risk accounted for
                        approximately 30% of total revenue for the year ended
                        December 31, 2000 and the eight-month period ended
                        December 31, 1999, respectively. These same customers represented 6% and 26% of the trade receivables before allowances as of December 31, 2000 and 1999, respectively.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        Two vendors accounted for approximately 20% and 29% of the Company's total purchases during the year ended December 31, 2000, and the eight months ended December 31, 1999, respectively. These same vendors accounted for approximately 21% and 36% of the accounts payable balance as of December 31, 2000 and 1999, respectively.

                        The Company has two primary product lines, Switchgear and Energy Saver Products. Revenues generated from Energy Saver Products totaled approximately $1,550,000 and $820,000 for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively. Revenues generated from Switchgear sales totaled $5,680,000 and $1,910,000 for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively. For the year ended April 30, 2000, all revenues were generated from the sale of Energy Saver Products.

                        There were no such concentrations for the year ended April 30, 1999.

   INVENTORIES          Inventories are stated at the lower of FIFO cost or
                        market.

   PROPERTY AND         Property and equipment are stated at cost. For financial
   EQUIPMENT            reporting purposes depreciation is computed over the
                        estimated useful lives of the assets by the straight-line method over the following lives:

                        Buildings                               39 years
                        Computer equipment                      3 years
                        Furniture                               5 - 10 years
                        Manufacturing equipment                 3 - 5 years
                        Transportation equipment                3 years

   COST IN EXCESS OF    Cost in excess of the fair value of assets acquired is
   ASSETS ACQUIRED      amortized using the straight-line method over
                        10 years.

   LONG-LIVED ASSETS    Long-lived assets such as goodwill and property and
                        equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been incurred through December 31, 2000.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

   BUSINESS SEGMENTS    Currently, management views the Company's operations
                        as one business segment. It is anticipated that in the future, management will view the operations in two business segments; sales of energy savers and the design and manufacture of electrical switching goods and distribution panels. Currently, separate financial information is not maintained for these segments.

   REVENUE RECOGNITION  Revenue is recognized upon shipment. On contracts where the Company is required to perform installation services, revenue is recognized when the services have been provided.

   SHIPPING AND         The Company classifies freight costs billed to
   HANDLING FEES        customers as revenue. Costs related to freight are
                        classified as cost of sales.

   RESEARCH AND         Research and development costs are charged to
   DEVELOPMENT COSTS    operations when incurred and are included in selling,
                        general and administrative expenses. Total research and development costs charged to operations were $248,000, $88,000 and $1,923,000 for the periods ended
                        December 31, 2000, December 31, 1999 and April 30,
                        1999, respectively.

   MARKETING AND        Marketing and promotional costs incurred by the
   PROMOTIONAL          Company are expensed as costs incurred.

   ADVERTISING          Advertising expenditures are generally charged to
                        operations in the period incurred and totaled
                        $233,000, $207,000 and $56,000 for the periods
                        ended December 31, 2000, December 31, 1999 and
                        April 30, 1999, respectively.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   INCOME TAXES         Income taxes are accounted for under the asset and
                        liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

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

   NET LOSS PER SHARE   The Company computes loss per share under Statement of
                        Financial Accounting Standards No. 128,  "Earnings Per
                        Share." The statement requires presentation of two amounts, basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding. Included in the computation of weighted average shares outstanding are the 2,181,179 shares and 2,171,179 shares of common stock subject to rescission (Note 15) for the year ended December 31, 2000 and the eight months ended December 31, 1999, respectively. Dilutive earnings per share would include all common stock equivalents. The Company has not included the outstanding options or warrants as common stock equivalents because the effect would be antidilutive.

                        The members' capital of the LLC was converted into 10,000,000 shares of the Company's common stock at the merger date. The shares have been treated as if they have been outstanding since inception for purposes of computing net loss per share.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


  RECENT ACCOUNTING     During the second quarter of 1998, the FASB issued
  PRONOUNCEMENTS        Statement of Financial Accounting Standards ("SFAS") No.
                        133, "Accounting for Derivative Instruments and Hedging
                        Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 was effective for the Company on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded in the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

   STOCK SPLIT          The Company effected a two-for-one stock split
                        effective July 30, 1999. All shares and per share amounts have been adjusted to reflect the split.

   FINANCIAL            The carrying amounts reported in the consolidated
   INSTRUMENTS          balance sheets for cash, accounts receivable, accounts
                        payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The
                        Company's long-term debt approximates fair value based on instruments with similar terms.


4. ACQUISITION OF       Effective May 24, 1999, the Company acquired certain
   MARINO ELECTRIC      assets of Marino Electric, Inc. from Joseph Marino, a
   ASSETS               related party, for $1,792,000 in cash and 1,600,000
                        shares ($2,096,000) of the Company's common stock. As
                        Mr. Marino owned less than 50% of the common stock of the Company, the transaction was accounted for by the purchase method of accounting. The purchase price of $3,888,000 exceeded the fair value of the assets acquired by approximately $3,363,000, which is being amortized on a straight-line basis over 10 years. Under the terms of the purchase agreement, the Company was obligated to pay the cash portion of the purchase price upon the closing of a private placement of the Company's common stock, which was commenced in July 1999. In May
                        2000, Mr. Marino waived this requirement and instead received a payment of $820,000 and a subordinated secured term note for the principal amount of $972,000, which bears interest at 10% per annum payable over 24 months, requiring monthly principal and interest payments of $44,928. As of December 31, 2000, the principal owed and outstanding on this note was $708,714.

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5. ACQUISITION OF       Effective August 31, 2000, the Company acquired all of
   SWITCHBOARD          the issued and outstanding shares of capital stock of
   APPARATUS, INC.      Switchboard Apparatus, Inc. ("Switchboard"), a
                        manufacturer of electrical switchgear and distribution panels, from Switchboard's shareholders for 551,226 shares of the Company's common stock valued at $1,941,750, based on quoted market prices. The purchase price was arrived at through arms' length negotiations between the Company and the sellers. Switchboard is currently being operated as a wholly owned subsidiary of the Company.

                        The purchase price paid exceeded the value of the assets acquired by $1,857,443, which is being amortized on a straight-line basis over ten years. The acquisition has been recorded using the purchase method of accounting and, therefore, four months' results of operations of Switchboard are included in the Company's results for the period ended December 31, 2000.

                        The following unaudited pro forma data summarizes the Company's results of operations for the periods indicated as if the Marino acquisition and the Switchboard acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred during the periods presented nor is it necessarily indicative of future results of operations of the combined companies.


                                                                           Eight months
                                                         YEAR ENDED               ended
                                                       DECEMBER 31,        December 31,
        (UNAUDITED)                                            2000                1999
        ----------------------------------------------------------------------------------
        Revenues                                 $       10,615,000  $        5,299,000
        Net loss                                        (10,255,000)         (3,544,000)
        Less preferred stock dividend                     2,033,000                   -
        Net loss available to common
            shareholder                                 (12,288,000)         (3,544,000)
        Basic and diluted net loss per
            common share                                      (0.43)              (0.13)


                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        The following unaudited pro forma data summarizes the results of operations for the year ended April 30, 1999 as if the Marino acquisition had been completed as of the beginning of the period. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.


                                                        Year ended
                                                         April 30,
                                                              1999
       --------------------------------------------------------------
       Revenues                                   $      3,179,000
       Net loss                                         (5,400,000)
       Basic and diluted loss per
           common share                                      (0.23)


6. NOTE RECEIVABLE -    In December 1999, the Company advanced $600,000 to a
   STOCKHOLDER          significant stockholder of the Company. Interest was
                        charged on this advance in the fixed amount of $120,000 which approximates an annual rate of 60%. The note receivable was to mature in April 2000 and was secured by 200,000 shares of the Company's common stock. The note receivable and the related interest was paid in March 2000.


7. INVENTORIES          Inventories consist of the following:


           DECEMBER 31,                                       2000                1999
           ------------------------------------------------------------------------------
           Raw materials                         $       1,356,874   $         742,501
           Work in process                                  36,333             331,053
           Finished goods                                  607,146              42,263
           ------------------------------------------------------------------------------

                                                 $       2,000,353   $       1,115,817
           ==============================================================================

                                                            ELECTRIC CITY CORP.


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


8. PROPERTY AND         Property and equipment are summarized as follows:
   EQUIPMENT

       DECEMBER 31,                                          2000                1999
       ---------------------------------------------------------------------------------
       Land                                         $     205,000       $     205,000
       Building                                         1,019,470             941,297
       Furniture                                           93,129              57,820
       Manufacturing equipment                            645,210             161,594
       Computer equipment                                 157,931              55,662
       Transportation equipment                           130,338             147,136
       ---------------------------------------------------------------------------------

                                                        2,251,078           1,568,509
       Less accumulated depreciation                      288,300             112,042
       ---------------------------------------------------------------------------------

                                                    $   1,962,778       $   1,456,467
       =================================================================================

9. ACCRUED EXPENSES     Accrued expenses consist of the following:


       DECEMBER 31,                                          2000                1999
       ---------------------------------------------------------------------------------
       Compensation                                 $     840,905       $      42,649
       Interest                                             3,562              40,320
       Dividends                                           32,877                   -
       Real estate taxes                                   40,609              39,968
       Professional fees                                        -              63,572
       Commissions                                         36,732                   -
       Sales tax payable                                   70,131              92,061
       Accrued royalties                                   12,500              46,800
       Warranty reserve                                    54,621              50,000
       Other                                               40,855              41,895
       ---------------------------------------------------------------------------------

                                                   $    1,132,792       $     417,265
       =================================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. LINES OF CREDIT     In June 2000, the Company entered into a  line-of-credit
                        agreement with LaSalle Bank N.A. Under this revolving line-of-credit agreement the Company may borrow up to a maximum of $2,000,000, limited to 80% of eligible accounts receivable and 50% of eligible inventory. This line of credit expires in June 2001 and bears interest at the Company's option of the LIBOR rate plus 2.75% or the prime rate (9.5% at December 31, 2000). There was $500,000 of borrowings outstanding under this line of credit at December 31, 2000.

                        Borrowings under this line-of-credit agreement are secured by substantially all of the Company's assets. The agreement requires the Company to maintain certain financial covenants including (1) maintaining a minimum level of earnings before interest, income taxes, depreciation and amortization and (2) maintaining a minimum level of net worth as defined in the agreement. As of December 31, 2001 the Company was in violation of these covenants. Under the agreement, the lender's default rate of interest is prime plus 3%. As of December 31, 2000, the bank had not declared a default and was not charging the default rate of interest.

                        The Company's subsidiary, Switchboard, has a line-of-credit agreement with Oxford Bank & Trust under which Switchboard may borrow up to $400,000 limited to 80% of eligible accounts receivable. This line is due upon demand and will continue in effect until terminated by either party. There was $352,200 of borrowings outstanding under this line of credit at December 31, 2000. These borrowings bear interest at the prime rate (9.5%) plus one-half percent and are guaranteed by a stockholder of the Company. Borrowings under this agreement are secured by substantially all of the assets of Switchboard. This line was assumed when the Company acquired Switchboard in August 2000.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. LONG-TERM DEBT      Long-term debt consists of the following:

                        DECEMBER 31,                                         2000              1999
                        ---------------------------------------------------------------------------------
                        Mortgage note to CIB Bank, 8.25% adjusting to
                            prime minus 0.25% in August 2001, payable
                            in monthly principal and interest
                            installments of $6,876 until August 2003.
                            A final payment of $710,000 is due in
                            August 2003. Collateralized by the
                            building and land.                           $   758,780        $   776,812

                        Term note to Oxford Bank, 8.40%, payable in
                            monthly principal and interest
                            installments of $8,265 until September
                            2004. A final payment of $189,000 is due
                            in September 2004. The note is
                            collateralized by a general lien on the
                            assets of Switchboard and guaranteed by a
                            shareholder of the Company.                      449,628                  -

                        Term note to Joseph Marino, 10%, payable in
                            monthly principal and interest
                            installments of $45,388 until May 2002.
                            Collateralized by all of the Company's
                            assets, subordinated to the security
                            interests of the Company's banks.                708,714                  -

                        Various                                                9,172             28,590
                        ---------------------------------------------------------------------------------

                        Total long-term debt                               1,926,294            805,402

                        Less current portion                                 577,984             28,380
                        ---------------------------------------------------------------------------------

                                                                         $ 1,348,310        $   777,022
                        =================================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        The aggregate amounts of long-term debt maturing in each of the next four years are as follows:

                        -----------------------------------------------------------------------------
                        2001                                                          $     577,984
                        2002                                                                313,818
                        2003                                                                792,147
                        2004                                                                242,345
                        -----------------------------------------------------------------------------

                                                                                      $   1,926,294
                        =============================================================================


12. LEASE COMMITMENTS   The Company leases its  manufacturing  facility located
                        in Broadview, Illinois from the former owners of Switchboard, one of which is currently an employee of the Company. The lease expires in April 2004. Total rent expense for this facility amounted to $36,000 for the year ended December 31, 2000. The Company also leases automobiles for certain employees and a forklift.

                        Future minimum rentals to be paid by the Company as of December 31, 2000 are as follows:

                                                               RELATED       UNRELATED
                        YEAR ENDING DECEMBER 31,                PARTY          PARTY        TOTAL
                        ----------------------------------------------------------------------------
                        2001                                 $  111,000     $   41,700   $  152,700
                        2002                                    117,000         17,680      134,680
                        2003                                    120,000          4,169      124,169
                        2004                                     40,000          4,169       44,169
                        2005                                          -          3,127        3,127
                        ----------------------------------------------------------------------------

                        Total                                $  388,000     $   70,845   $  458,845
                        =============================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13. INCOME TAXES        The composition of income tax expense (benefit) is as
                        follows:

                                                                       EIGHT MONTHS
                                                   YEAR ENDED                 ENDED
                                                 DECEMBER 31,          DECEMBER 31,           YEAR ENDED
                                                         2000                  1999       APRIL 30, 1999
                        -----------------------------------------------------------------------------------
                        Deferred
                            Federal            $   (3,301,000)        $    (909,000)      $   (1,317,000)
                            State                    (583,000)             (160,000)            (272,000)
                            Change in
                               valuation
                               allowance            3,884,000             1,069,000            1,589,000
                        -----------------------------------------------------------------------------------

                        Benefit for
                            income taxes       $            -         $           -       $            -
                        ===================================================================================

                        Significant components of the Company's deferred tax asset are as follows:

                                                    DECEMBER 31,        DECEMBER 31,
                                                            2000                1999     APRIL 30, 1999
                        ----------------------------------------------------------------------------------
                        Deferred tax asset
                           Net operating loss
                              carryforwards     $    6,277,000       $    2,590,000        $    1,589,000
                           Options and
                              warrants
                              issued for
                              services
                              rendered                 158,000                    -                     -
                           Other                       107,000               68,000                     -
                        ----------------------------------------------------------------------------------

                                                     6,542,000            2,658,000             1,589,000
                           Less valuation
                              allowance             (6,542,000)          (2,658,000)           (1,589,000)
                        ----------------------------------------------------------------------------------

                        Total net deferred tax
                           asset                $            -       $            -        $            -
                        ==================================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2000, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $16,100,000 which expire in the years 2018 through 2020.

                        The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

                                                                       EIGHT MONTHS
                                                   YEAR ENDED                 ENDED
                                                 DECEMBER 31,          DECEMBER 31,           YEAR ENDED
                                                         2000                  1999       APRIL 30, 1999
                        -----------------------------------------------------------------------------------

                        Income tax
                           (benefit) at
                           federal
                           statutory rate       $   (3,484,000)      $   (1,161,000)      $   (1,772,000)

                        State taxes (net of
                            federal tax
                            benefit)                  (452,000)            (137,000)            (272,000)

                        Nondeductible
                            acquisition
                            expense                          -                    -              408,000

                        Nondeductible
                            discount on
                            stock sold in
                            private
                            placement                        -              209,000                    -

                        Tax benefit of
                            loss prior
                            to conversion
                            from L.L.C. to
                            "C" corporation                  -                    -               47,000

                        Other nondeductible
                            expenses                    52,000               20,000                    -

                        Increase in valuation
                            allowance                3,884,000            1,069,000            1,589,000
                        -----------------------------------------------------------------------------------

                        Income tax expense
                            (benefit)           $            -       $            -       $            -
                        ==================================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14. COMMITMENTS      a) Pursuant to the License Agreement dated January 1, 1998 and amended in January 2000 between Giorgio Reverberi ("Reverberi"), the owner of the patent, and Joseph Marino, Chairman and former CEO of Electric City L.L.C. (who assigned the rights to the Company), the Company agreed to pay Reverberi a royalty of $200 for each product unit made by or for the Company and sold by the Company. Joseph Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the License Agreement is until December 31, 2007, with automatic renewal available until December 31, 2017, unless written termination is provided by either party of the License Agreement no less than 90 days prior to the automatic renewal date. The Company has accrued $12,500 and $46,800 in royalties payable at December 31, 2000 and 1999, respectively.

                     b) During 2000, the Company entered into employment
                        agreements with certain officers and employees for initial terms of three years. Total future commitments under these agreements are as follows:

                        YEAR ENDING DECEMBER 31,
                        ----------------------------------------------------------------------------
                        2001                                                             $1,550,000
                        2002                                                              1,550,000
                        2003                                                                133,333
                        ----------------------------------------------------------------------------

                        Total                                                            $3,233,333
                        =============================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                     c) As the result of certain distributors failing to meet
                        sales quotas and minimum purchase requirements under their distribution agreements, the Company entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states, did not agree with the proposed restructuring of the agreements and threatened legal action. The three distributors stated that they were prepared to assert claims of securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortuous interference. Management denied all of the claims made by the distributors, but after a series of negotiations in an attempt to avoid the time and cost of a lawsuit, the Company agreed to repurchase the territories held by the distributors for an amount equal to the amount invested by the distributors in developing the territories. The Company repurchased the sales territories for (a) $1,280,244 in cash, the majority to be paid upon the closing of an equity funding, and (b) options to purchase over a ten-year period 65,000 shares of the Company's common stock at a price of $7.00 per share. These options have been valued at $199,550 using a modified Black-Sholes option pricing model. A portion of the cash payment represents a refund of a $125,000 cash security deposit paid by the distributors to the Company. The balance of the payment has been recorded as a note payable to the distributors. This note is accruing interest at 12% per year. The Company recorded a $1,354,794 one-time charge during the second quarter of 2000 in recognition of the repurchase agreement. The territories repurchased are Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio, South Carolina and Virginia.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


15. COMMON STOCK        In January 2000, the Company completed a private
    SUBJECT TO          placement of 2,181,179 shares of its common stock in an
    RESCISSION          offering  made  pursuant to  Regulation D and Rule 506
                        of the Securities Act of 1933, as amended (the "506
                        Offering"). The proceeds of this offering were used to purchase inventory, to repay indebtedness to the principal stockholders and for general working capital purposes. As a result of the Company's statements made in certain press releases issued during the 506
                        Offering, it is possible, but not altogether certain, that such statements might have been considered general solicitation, which is not permitted in a nonpublic offering under Rule 506 and, therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended. As a result, the Company might have been in violation of Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors may have rescission rights as to the shares purchased. If it is determined that the Company violated the rules regarding general solicitation such investors would have the right under federal securities laws to rescind these purchases of common stock for a period of one year from the date of the violation.

                        Over a year has passed since the Company's issuance of the press release described above, and of the total number of shares possibly subject to rescission, 2,171,179 had been held for at least one year as of December 31, 2000. The Company has reclassified the amount associated with these shares on December 31, 2000 from common stock subject to rescission to common stock and additional paid-in capital.

                        Because the possibility of rescission still may exist with respect to 10,000 shares, such shares are still reported as mezzanine equity on the Company's consolidated balance sheets.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16. EQUITY           a) On June 5, 1998, the Company acquired Pice Products
    TRANSACTIONS        Corporation  ("Pice"), a nonoperating  company. In this
                        transaction, 1,200,272 common shares of the Company were issued to the Pice stockholders in return for all of the outstanding shares of Pice. The Company acquired no identifiable assets or liabilities. The purpose of this merger was to enable the Company to obtain stockholders.
                        The shares were valued at $1 per share based on the estimated fair value. As the Company acquired no assets, the Company incurred a charge for $1,200,272.

                     b) As part of the original operating agreement of
                        Electric City L.L.C., one of the members agreed to loan amounts to the Company of up to $500,000 to meet cash needs prior to the private placement offering in June 1998. These loans did not bear interest. In June 1998, based on the estimated fair market value price of $1 per share, the outstanding balance of $500,000 was converted into 500,000 shares of the Company's common stock.

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

                        In addition, the Company sold 911,978 shares of common stock for a total of $938,202 in February and March 1999. These shares were sold at approximately $1 per share. During this time period, the fair market value of the stock (trading price at that time on the "OTC") ranged from $2.57 per share to $3.19 per share.

                     d) In August 1998, the Company purchased the building used as its corporate headquarters for $800,000 cash which was satisfied by a first mortgage and 340,000 shares of the Company's common stock, valued at $1 per share based on the estimated fair market value of the common stock.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     e) In July  1999, the Company issued a private placement
                        offering under Regulation D of the Securities Act of 1933. The offering was for a minimum of 660,000 shares and a maximum of 2,200,000 shares at $4.50 per share. As of December 31, 1999, the Company had received cash proceeds, net of commissions, of $8,765,732 in exchange for 2,171,179 shares of common stock (Note 15). Two investors requested refunds totaling $110,000 prior to the issuance of the related stock certificates. This amount was refunded in January 2000 and is reflected as a current liability at December 31, 1999. As discussed below, certain common stock issued in connection with this private placement offering was sold for less than the established offering price of $4.50 per share. 820,000 shares of common stock were sold to two institutional investors at $3.75 per share. The Company recognized $615,000 of marketing expense for the difference between the private placement offering price and the cash received for these shares during the eight-month period ended December 31, 1999.

                     f) The Company issued  70,850, 103,250 and 996,000 shares
                        of common stock in exchange for consulting services rendered for the year ended December 31, 2000, the eight-month period ended December 31, 1999 and the year ended April 30, 1999, respectively. In April 1999, 200,000 warrants were also issued in exchange for consulting services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the stock issued (current market price of the common stock) which ranged from $2.97 to $8.84 per share. Approximately $128,000, $472,000 and $2,503,000 was charged to operations for the year ended December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999, respectively. Approximately $93,000 is classified as a prepaid expense at December 31, 2000 and will be expensed in 2001 when the related services are provided. $213,332 was classified as a prepaid expense at April 30, 1999 and subsequently charged to operations in the eight months ended December 31, 1999.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     g) During the year ended December 31, 2000 the Company
                        issued options and warrants in exchange for consulting services rendered which are convertible into 105,000 shares of the Company's common stock at exercise prices ranging from $3.88 per share to $6.56 per share. The value of the options and warrants has been estimated using a modified Black-Sholes option pricing model. The Company charged $118,038 to operations during the year ended December 31, 2000 in recognition of the value of the options issued in exchange for the consulting services rendered.

                     h) In exchange for dropping a lawsuit which alleged breach of contract, the Company agreed among other things to pay a former consultant (a) 60,000 shares of its common stock valued at $223,800 based on the then current stock price on the OTC, (b) options to purchase during a four-year period 40,000 shares of the Company's common stock at an exercise price equal to the lesser of: (i) $7.00 per share; or (ii) the price per share of the sale by the Company of its common stock within 180 days of the signing of the agreement (these options have been valued at $86,800 using a modified Black-Sholes option pricing model) and (c) a cash payment of $15,000. A total of $325,600 was charged to operations for this settlement.

                     i) On October 17, 2000, the Company completed the sale of
                        2,000 shares of Series B Preferred Stock to Augustine Fund, L.P. at a purchase price of $1,000 per share and the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $4.425 per share, subject to certain adjustments (these warrants have been valued at $624,000 using a modified Black-Sholes option pricing model). The Company realized $2,000,000 of gross proceeds from the sale and incurred $170,000 in commissions and expenses related to the sale. The Company also issued a warrant to purchase 100,000 shares of stock at $4.71 per share to Delano Securities as part of their commission for acting as the agent on the transaction (these warrants have been valued at $309,000 using a modified Black-Sholes option pricing model). The Series B Preferred Stock accrues dividends at the rate of 8% per annum, payable in cash or common stock, at the Company's option. In the event of any liquidation, subject to the rights of any series of preferred stock that is senior to the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Series B Preferred

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        Stock is convertible at any time into shares of the Company's common stock at a conversion price which equals the lesser of $4.06, or 75% (the "Conversion Percentage") of the average of the three lowest closing prices for the common stock for the thirty consecutive trading days immediately preceding the date of conversion (the "Beneficial Conversion Feature"). The Company is required to file a registration statement and have it declared effective within 180 days of the date of issuance of the Series B Preferred Stock. If the registration statement has not been declared effective within 180 days of the date of issuance, the Conversion Percentage shall decrease by 2% per month until the registration statement is declared effective. The conversion price is subject to adjustment to prevent dilution resulting from stock splits, stock dividends or similar events. The intrinsic value of the beneficial conversion feature at December 31, 2000 was $1,376,000.

                        The Company may redeem all or any of the shares of the Series B Preferred Stock at any time prior to conversion in cash for $1,250 per share plus accrued but unpaid dividends. The Series B Preferred Stock automatically converts into the Company's common stock on October 17, 2003 at the conversion price if not previously converted or redeemed. Except as otherwise required by law or with respect to certain matters affecting the rights of the holders of preferred stock, the holders of the Series B Preferred Stock have no voting rights.

                        The preferred stock dividends are comprised of the following:

                        ----------------------------------------------------------------------------
                        Value of warrants issued                                    $     624,000
                        Intrinsic value of the beneficial conversion option             1,376,000
                        Cumulative preferred stock dividend                                32,877
                        ----------------------------------------------------------------------------

                        Total                                                       $   2,032,877
                        ============================================================================

                        With respect to the foregoing transaction, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the transaction did not involve any public offering.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     j) In January 2000, the Company repurchased 1,000 shares
                        of its stock at a price of $8.50 per share. These shares are currently reflected as treasury stock.

                     k) At December 31, 2000 and 1999, the Company had
                        outstanding warrants to purchase 620,000 and 200,000 shares, respectively, of the Company's common stock at an exercise price of between $2.00 per share and $7.00 per share. These warrants expire between January 2001 and October 2005.


17. STOCK OPTIONS       Joseph Marino, as Chairman and former CEO, was granted
                        options as part of an employment agreement to acquire
                        900,000 shares of common stock at $1.75 per share. These options vest ratably over the four-year term of the employment agreement and expire in December 2008.

                        Effective December 4, 2000, Mr. Marino resigned his position as Chairman and terminated his employment with the Company. Mr. Marino's rights with respect to 450,000 options granted under his employment agreement were terminated effective the date of his resignation.

                        In June 1998, both NCVC and Pino (founders of the Company) were granted options to purchase 2,000,000 shares of common stock each at an exercise price of $1.10 per share. These options were to vest in January 2000 if the Company's closing stock price exceeds $5 per share on any 20 consecutive trading days. During the eight months ended December 31, 1999, the Company's closing stock price exceeded $5 per share for 20 consecutive trading days. These options expire in June 2008.

                        In January 1999, certain employees were granted options to purchase 304,000 shares of common stock at an exercise price ranging from $1.75 to $3.50 per share. 150,000 options vested upon the signing of the agreements and 154,000 vested in January 2000. These options expire in periods from December 2008 through March 2009.

                        In November 1999, certain employees were granted options to purchase 40,000 shares of common stock at an exercise price of $7.50 per share. 6,000 options vested in 2000, 6,000 will vest in 2001 and 28,000 will vest in 2002.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        Effective December 4, 2000, the Company entered into an agreement with Mr. Marino in which the Company agreed to grant to him distributorship rights to the Company's EnergySaver(TM) product in Northern California, Nevada and Arizona. As consideration for the grant of distributorship rights the Company terminated the option to purchase 300,000 shares of common stock at $1.10 per share held by Pino, LLC.

                        During 2000, certain directors, officers and key employees of the Company were granted options to acquire 4,109,503 shares of common stock at exercise prices ranging from $3.625 to $12.99 per share. These options vest over periods through 2006.

                        The following table summarizes the options granted, exercised and outstanding as of December 31:

                                                                                                     WEIGHTED
                                                                              EXERCISE PRICE          AVERAGE
                                                                   SHARES          PER SHARE   EXERCISE PRICE
                        -------------------------------------------------------------------------------------
                        Outstanding at May 1, 1998

                        Granted                                 5,204,000      $1.10 - $3.50           $1.25
                        Exercised                                       -                  -               -
                        -------------------------------------------------------------------------------------

                        Outstanding at April 30, 1999           5,204,000      $1.10 - $3.50           $1.25

                        Granted                                    40,000              $7.50           $7.50
                        Exercised                                       -                  -               -
                        -------------------------------------------------------------------------------------

                        Outstanding at December 31, 1999        5,244,000      $1.10 - $7.50           $1.30

                        Granted                                 4,109,503     $3.63 - $12.99           $7.40
                        Exercised                                       -               -               -
                        Cancelled                                (750,000)     $1.10 - $1.75           $1.49
                        -------------------------------------------------------------------------------------

                        Outstanding at December 31, 2000        8,603,503     $1.10 - $12.99           $4.05
                        =====================================================================================

                        Options exercisable at
                            December 31, 2000                   5,331,668     $1.10 - $7.75            $2.40
                        =====================================================================================

                        Options exercisable at December 31,
                            1999 and April 30, 1999               150,000              $1.75           $1.75
                        =====================================================================================

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options. Under APB Opinion No. 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

                        The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the proforma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123 are as follows:

                                                  EIGHT MONTHS
                                  YEAR ENDED             ENDED      YEAR ENDED
                                DECEMBER 31,       DECEMBER 31,       APRIL 30,
                                        2000               1999            1999
-----------------------------------------------------------------------------------
Weighted average fair value
    per options granted                $1.65              $3.52           $1.27

Significant assumptions
    (weighted average)
    Risk-free interest rate at
         grant date                     5.28%              5.94%           5.21%
    Expected stock price
         volatility                       88%                55%             55%
    Expected dividend payout               -                  -               -
    Expected option life
         (years)                         8.4                3.7             4.1
Net loss
    As reported                 $(10,247,000)       $(3,415,000)    $(5,211,000)
    Proforma                    $(14,259,000)       $(3,812,000)    $(7,611,000)
Net loss per share
    As reported                       $(0.43)            $(0.13)         $(0.23)
    Proforma                          $(0.50)            $(0.14)         $(0.34)


                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        The following table summarizes information about stock options outstanding at December 31, 2000.

                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                -----------------------------------------   -----------------------------
                                    WEIGHTED
                         NUMBER     AVERAGE     WEIGHTED             NUMBER     WEIGHTED
                 OUTSTANDING AT    REMAINING     AVERAGE     EXERCISABLE AT      AVERAGE
                   DECEMBER 31,  CONTRACTUAL    EXERCISE       DECEMBER 31,     EXERCISE
EXERCISE PRICE             2000         LIFE       PRICE               2000        PRICE
-----------------------------------------------------------------------------------------
$1.10 - $1.75         4,450,000    7.6 years       $1.21          4,225,000        $1.18
$3.50 - $3.63            54,000    9.6 years        3.62              4,000         3.50
$6.56 - $7.75         3,688,003    9.0 years        7.02          1,102,668         7.02
$8.00 - $12.99          411,500    9.3 years        8.29                  -          N/A
                -------------------------------------------------------------------------

                      8,603,503    8.4 years       $4.05          5,331,668        $2.40
                =========================================================================


18. RELATED PARTIES     Related party transactions, other that those disclosed
                        in Notes 4, 6, 11 and 12 consist of the following:

                     a) On April 1, 2000, the Company entered into a state
                        representative agreement with Electric City of Illinois and on June 1, 2000, it entered into a state representative agreement with Electric City of Indiana. James Stumpe, one of the Company's directors, is a member of these distributors. The agreements grant to Electric City of Illinois and Electric City of Indiana distribution territories within the States of Illinois and Indiana, respectively. The members of the Company's board other than Mr. Stumpe approved the terms of the transactions and believed the terms to be substantially similar to those of other distributor or state representative agreements and as favorable to the Company as if negotiated with an unaffiliated third party. Approximately $294,000 and $345,000 due from these distributors is included in accounts receivable at December 31, 2000 and 1999, respectively. Sales to these distributors were as follows:

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                       EIGHT MONTHS
                                                        YEAR ENDED            ENDED      YEAR ENDED
                                                          DECEMBER         DECEMBER      APRIL 30,
                                                          31, 2000         31, 1999            1999
                        ----------------------------------------------------------------------------
                        Electric City of Illinois         $334,000         $456,000         $     -
                        Electric City of Indiana           105,000                -               -
                        ----------------------------------------------------------------------------

                          Total                           $439,000         $456,000         $     -
                        ----------------------------------------------------------------------------

                     b) On January 5, 2000, the Company entered into a
                        distributor agreement with Electric City of Southern California L.L.C., of which Mr. Marino is a member, which provides for an initial term of 10 years. The agreement grants to Electric City of Southern California a distribution territory which extends from Monterey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms which are substantially similar to those of other distributor agreements and as favorable to the Company as if negotiated with an unaffiliated third party. Approximately $300,000 due from Electric City of Southern California is included in accounts receivable at December 31, 2000. Sales to Electric City of Southern California were $362,000 for the year ended December 31, 2000.

                     c) The Augustine Fund, L.P. (which owns all of the
                        Company's outstanding shares of series B convertible preferred stock) and Messrs. Conant, Konstant, Marino, McEneely and Stelter (each, a "Restricted Stockholder") have each entered into separate trading agreements with the Company which are effective for a term of three years beginning on October 17, 2000. The trading agreements restrict each Restricted Stockholder's transfer of the Company's common stock as follows:

                        o sales in any one trading day by such Restricted Stockholder shall not exceed the greater of 10,000 shares or 10% of the average trading volume of the Company's stock during the 10 prior trading days;

                        o public trades in an opening transaction during the last half hour of any trading day and at any time outside of regular trading hours shall be prohibited by such Restricted Stockholder; and

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        o up to four times within any 12-month period, the Company may prohibit any Restricted Stockholder from trading the common stock for an entire trading day.

                        The Company has agreed to give each Restricted Stockholder a right of first refusal to sell its common stock to any third party that contacts the Company with a desire to purchase 100,000 or more shares of its common stock. This right will be allocated equally among each of the Restricted Stockholders who elect to participate in the sale. However, this right of first refusal will not preclude the Company from raising additional capital should such need arise.

                     d) Effective December 4, 2000, the Company entered into an agreement with Mr. Marino in which it agreed to grant to Mr. Marino distributorship rights of its EnergySaver(TM) product in Northern California, Nevada and Arizona and to enter into distributor agreements with Mr. Marino with respect to each of these distribution territories for an initial term of 10 years and on terms substantially similar to those of other distributor and state representative agreements. With respect to the Southern California distribution territory, the Company agreed to permit Electric City of Southern California to transfer to Mr. Marino its current distributor agreement described above. As consideration for its grant of distributorship rights, effective December 4, 2000, (1) the Company terminated the option to purchase 2,000,000 shares of its common stock at $1.10 per share held by Pino, LLC with respect to 300,000 shares and (2) Mr. Marino resigned from the Company's Board of Directors and from his executive position as Chairman of the Board. The members of the Company's board other than Mr. Marino approved the terms of the transactions and believed they were as favorable as if negotiated with an unaffiliated third party.


19. TRANSITION PERIOD   In January 2000, the Company changed its fiscal year
    COMPARABLE          end from April 30 to December 31. Therefore, the
    INFORMATION         transition period ended December 31, 1999 includes eight
    (UNAUDITED)         months of operations.

                                                             ELECTRIC CITY CORP.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        The unaudited information for the comparable eight-month period of May 1, 1998 through December 31, 1998 included below reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the comparable transition period.

                        EIGHT-MONTH PERIOD ENDED DECEMBER 31, 1998
                        (UNAUDITED)
                        -------------------------------------------------------------------------------
                        Revenues                                                     $      50,000
                        Gross loss                                                         (39,000)
                        Net loss                                                        (1,880,000)
                        Basic and diluted loss per share                                     (0.09)