Form 10QSB
period 2001-03-31
ELECTRIC CITY CORP
filed 2001-05-15
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-2791

ELECTRIC CITY CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410
(Address of principal executive offices)

(847) 437-1666
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes   ☒      No   ☐

28,959,755 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of April 30, 2001.

Transitional Small Business Disclosure Format:  Yes   ☒      No   ☐

ELECTRIC CITY CORP.
FORM 10-QSB
For The Quarter Ended March 31, 2001

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Electric City Corp.
Condensed Consolidated Balance Sheet

	March 31, 2001 (Unaudited)	December 31, 2000 (1)
Assets

Current Assets
Cash and cash equivalents	$27,001	$629,436
Accounts receivable, net	2,750,384	2,611,291
Inventories	1,951,251	2,000,353
Prepaid expenses and other, including $31,000 in notes
receivable from employees as of March 31, 2001 and December 31, 2000	159,605	300,620
Total Current Assets	4,888,241	5,541,700

Net Property and Equipment	1,878,869	1,962,778

Cost in Excess of Assets Acquired, net of amortization of
$724,867 and $593,319 at March 31, 2001 and December 31, 2000 respectively	4,495,391	4,626,939

Other Assets	2,559	2,699
	$11,265,060	$12,134,116

Electric City Corp.
Condensed Consolidated Balance Sheet

	March 31, 2001 (Unaudited)	December 31, 2000 (1)
Liabilities and Stockholders' Equity

Current Liabilities
Line(s) of credit	$1,578,735	$852,200
Notes payable	1,290,816	1,252,853
Current maturities of long-term debt	611,100	577,984
Accounts payable	3,151,418	2,846,764
Accrued expenses	1,439,012	1,132,792
Deferred revenue	50,000	50,000
Total Current Liabilities	8,121,081	6,712,593
Deferred Revenue	366,667	379,167
Long-Term Debt, less current maturities	1,241,248	1,348,310
Common Stock Subject to Rescission	-	45,000
Stockholders' Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized,
2,000 shares issued and outstanding as of March 31, 2001 and December 31, 2000	20	20
Common stock, $.0001 par value; 60,000,000 shares authorized,
28,959,755 issued as of March 31, 2001 and 30,000,000 shares authorized, 28,954,755 issued as of December 31, 2000	2,895	2,894
Additional paid-in capital	22,695,727	22,456,335
Accumulated deficit	(21,154,078)	(18,801,703)
	1,544,564	3,657,546
Less treasury stock, at cost, 1,000 shares as of March 31, 2001
and December 31, 2000	(8,500)	(8,500)
Total Stockholders' Equity	1,536,064	3,649,046
	$11,265,060	$12,134,116

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the twelve month period ended December 31, 2000

Electric City Corp.
Condensed Consolidated Statement of Operations
(Unaudited)

Three months ended, March 31	2001	2000

Revenue	$3,162,224	$999,102

Expenses
Cost of sales	2,815,246	907,028
Selling, general and administrative	2,586,631	1,622,905
	5,401,877	2,529,933
Operating loss	(2,239,653)	(1,530,830)

Other Income (Expense)
Interest income	409	183,769
Interest expense	(113,131)	(56,556)

Total other income (expense)	(112,722)	127,213

Net Loss	(2,352,375)	(1,403,617)

Less Preferred Stock Dividends	(39,452)	-

Net Loss Available to Common Shareholder	$(2,391,827)	$(1,403,617)

Basic and Diluted Loss Per Common Share	$(0.08)	$(0.05)

Weighted Average Common Shares Outstanding	28,958,588	28,255,956

See accompanying notes to condensed consolidated financial statements

Electric City Corp.
Statement of Condensed Consolidated Stockholders' Equity
(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2000	28,944,755	$2,894	2,000	$20	$22,456,335	$(18,801,703)	$(8,500)	$3,649,046

Release of shares subject to rescission	10,000	1	-	-	44,999	-	-	45,000
Cumulative dividends on Series B Preferred Stock	-	-	-	-	(39,452)	-	-	(39,452)
Issuance of shares in exchange for services received	5,000	-	-	-	11,562	-	-	11,562
Warrants issued in exchange for services received	-	-	-	-	222,283	-	-	222,283
Net loss for the year ended December 31, 2000	-	-	-	-	-	(2,352,375)	-	(2,352,375)

Balance, December 31, 2000	28,959,755	$2,895	2,000	$20	$22,695,727	$(21,154,078)	$(8,500)	$1,536,064

See accompanying notes to condensed consolidated financial statements.

Electric City Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31	2001	2000

Cash Flow from Operating Activities

Net loss	$(2,352,375)	$(1,403,617)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	195,290	122,324
Issuance of shares and warrants in exchange for services received	233,845	-
Accrued interest on notes payable	44,009	-
Loss on disposal of fixed assets	11,616	-
Changes in assets and liabilities
Accounts receivable	(139,093)	164,890
Inventories	49,101	(606,177)
Other current assets	141,016	(83,162)
Accounts payable	304,654	(441,250)
Accrued expenses	260,723	(116,927)
Deferred revenue	(12,500)	(12,500)

Net cash used in operating activities	(1,263,714)	(2,376,419)

Cash Flows Provided by Investing Activities
Repayment of note receivable from stockholder	-	600,000
Proceeds from the disposal of fixed assets	25,242	-
Purchase of property and equipment	(16,551)	(130,373)

Net cash provided by investing activities	8,691	469,627

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	(118,007)	(800,000)
Borrowings on line of credit	726,535	-
Payment on long-term debt	(455,940)	(7,058)
Proceeds from long-term debt	500,000	-
Proceeds from private placement – net	-	45,000
Amounts refundable from private placement	-	(110,000)

Net cash provided by (used in) financing activities	652,588	(872,058)

Net Increase (Decrease) in Cash and Cash Equivalents	(602,435)	(2,778,850)

Cash and Cash Equivalents, at beginning of period	629,436	6,166,197

Cash and Cash Equivalents, at end of period	$27,001	$3,387,347

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$72,879	$83,436
Accrual satisfied through issuance of stock	-	35,372

See accompanying notes to condensed consolidated financial statements

Electric City Corp.
Notes Financial Statements

1.	Basis of Presentation	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results of operations for the three-month ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

2.	Acquisition of Switchboard Apparatus, Inc.	Effective August 31, 2000, the Company acquired all of the issued and outstanding shares of capital stock of Switchboard Apparatus, Inc. ("Switchboard") a manufacturer of electrical switchgear and distribution panels, from Switchboard's shareholders for 551,226 shares of the Company's common stock valued at $1,941,750, based on quoted market prices, plus the assumption of Switchboard's liabilities, including $350,000 of payments owed to the selling shareholders of Switchboard and $827,556 of bank debt. The purchase price was arrived at through arms' length negotiations between Electric City and the Sellers. Switchboard is currently being operated as a wholly owned subsidiary of the Company.

The purchase price paid, plus the liabilities assumed exceeded the value of the assets acquired by $1,830,939, which is being amortized on a straight-line basis over ten years. The acquisition has been recorded using the purchase method of accounting. The Company’s statement of operations includes the results of Switchboard from the date of the acquisition.

3.	Net Loss Per Share	The Company computes net loss per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share." This Statement requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighed average common shares outstanding. Included in the computation of weighted average common shares outstanding for the three months ended March 31, 2000 are shares of common stock subject to possible rescission. Basic net loss per share includes all common stock issued. The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted net loss per share for three months ended March 31, 2001 and 2000 because the effect would be antidilutive.

Electric City Corp.
Notes Financial Statements

4.	Inventories	Inventories consisted of the following:

			March 31, 2001	December 31, 2000
		Raw Materials	$1,477,123	$1,356,874
		Work in process	7,270	36,333
		Finished goods	466,858	607,146
			$1,951,251	$2,000,353

5.	Debt Refinancing	During March 2001, the Company refinanced its loans with LaSalle Bank N.A. and Oxford Trust with a credit facility from American National Bank & Trust of Chicago. The new facility includes a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank's corporate base rate, which was 8% on March 31st. Availability under the line is tied to the Company's inventory and receivable balances. The term note has a term of three years and bears interest at the bank’s corporate base rate, which was 8% on March 31st.

6.	Common Stock Subject to Possible Rescission	During January 2000, the Company completed a private placement of 2,181,179 shares of its common stock in an offering made pursuant to Regulation D and Rule 506 of the Securities Act of 1933, as amended (the "506 Offering"). The proceeds of this offering were used to purchase inventory, to repay indebtedness to the principal stockholders and for general working capital purposes. As a result of the Company's statements made in certain press releases issued during the 506 Offering, it was possible that such statements might have been considered general solicitation, which is not permitted in a nonpublic offering under Rule 506 and, therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended. As a result, the Company might have been in violation of Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors could have had rescission rights as to the shares purchased for a period of one year from the date of the violation, although no claims for recission were received by the Company.

		The private placement was completed in January 2000. Since over a year has passed since the private placement was completed, any rescission rights that may have existed have expired and the Company has reclassified the amount associated with these shares from common stock subject to rescission to common stock and additional paid in capital.

7.	Great Lakes Controlled Energy Corporation	On April 5, 2000, the Company signed a non-binding letter of intent to purchase all the shares of Great Lakes Controlled Energy Corporation ("Great Lakes"), an independent systems integrator and facility retrofit specialist. The acquisition was contingent on satisfactory completion of due diligence, execution of a purchase agreement and satisfaction of customary closing conditions. Based on findings during due diligence, the Company and Great Lakes re-negotiated the purchase price, and signed a new letter of intent to acquire Great Lakes on March 16, 2001, contingent on among other things, satisfactory completion of a purchase agreement. The Company and Great Lakes are currently negotiating the purchase documents, and hope to complete the acquisition in May 2001. The majority of the consideration to the selling shareholders will be in the form of Electric City common stock. This acquisition will be accounted for using the purchase method of accounting.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company's financial statement and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  The Company's actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a developer, manufacturer and integrator of energy saving technologies and custom electric switchgear. Our premier energy saving product is the EnergySaver™ system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver™ system, we manufacture, through our subsidiary, Switchboard Apparatus, custom electric switchgear, including our TP3 line of prepackaged electrical distribution panels designed for use in telecommunications and Internet network centers.

On August 31, 2000, the Company acquired all of the stock of Switchboard Apparatus, Inc. ("Switchboard"), a manufacturer of electrical switchgear and distribution panels located in Broadview, Illinois.  As a result, Switchboard became, and is currently operated as, a wholly owned subsidiary of the Company.  The acquisition was recorded using the purchase method of accounting.  Accordingly, none of Switchboard Apparatus results of operations are included in Electric City’s results for the period ended March 31, 2000.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Both Electric City's and Switchboard's sales are generated from the sale of products primarily in the U.S.

Our costs of goods sold consist primarily of materials and labor.  Also included in our cost of goods sold are freight, costs of operating our manufacturing facilities, charges for potential future warranty claims, and royalty costs related to EnergySaverTM sales.  Cost of goods sold also include the wages and expenses of our engineering group.

Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products that we purchase and resell. In addition, manufactured products that are proprietary, such as the EnergySaverTM, generally have higher gross margins than non-proprietary products such as switchgear or distribution panels.

Selling, general and administrative ("SG&A") expenses include costs related to our sales force, which is comprised of both our employees and independent sales representatives.  Included in our SG&A expenses are direct labor costs for our sales representatives and commissions paid to our employees, independent sales representatives and our distributors. Also included in our SG&A expenses are expenses of non-manufacturing management, supervisory and staff salaries and employee benefits, the cost of insurance, travel and entertainment, office supplies costs and the cost of non-manufacturing utilities. Costs associated with marketing and advertising our products are also included in our SG&A expense, along with research and development expenses and costs relating to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan, a note to the sellers of Marino Electric, a  note to a seller of Switchboard Apparatus and a note to the sellers of certain distributor territories that we repurchased in June 2000, all as reflected on our current and prior financial statements.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

Our total revenue for the three-month period ended March 31, 2001 increased approximately $2,163,000 or 216% to $3,162,224 as compared to $999,102 for the quarter ended March 31, 2000.  EnergySaver sales increased approximately $280,000 or 104% to approximately $550,000 during the first quarter of 2001.  Sales of switchgear increased approximately $1.9 million or 257% to approximately $2.6 million during the quarter when compared to the same period in 2000.  A large portion of the increase in switchgear sales is due to the inclusion of three months of results of Switchboard, which was acquired in August 2000.  Switchgear sales during the first quarter of 2001 also benefited from the rollout of new TP3 products during the period.

Cost of sales for the three-month period ended March 31, 2001 totaled $2,815,246 as compared to $907,028 for the three-month period ended March 31, 2000.  The gross margin earned on sales increased 1.8 percentage points to 11.0% for the quarter ended March 31, 2001, from 9.2% earned during the year earlier period.  Margins during the quarter were negatively impacted by low capacity utilization for the manufacture of EnergySaverTM systems, high labor costs in the switchgear division related to aggressive delivery schedules and higher engineering expenses related to the development of new TP3 products.

SG&A for the three-month period ended March 31, 2001 increased approximately $964,000 to $2,586,631 as compared to $1,622,905 for the three-month period ended March 31, 2000.  Approximately 40% of the increase in SG&A expense was related to increased investor relations activities.  Of the total spent on investor relations, approximately 70% was paid for through the issuance of shares of our common stock or warrants to purchase shares of our common stock.    Approximately $250,000 of the increase in SG&A is related to the inclusion of Switchboard’s results to the first quarter of 2001.  The remaining increase in SG&A expense is primarily the result of additions to our sales staff in both the EnergySaverTM and the switchgear operations.

Other income (expense) for the three-month period ending March 31, 2001 totaled $112,722 of expense as compared to $127,213 of income for the three-month period ended March 31, 2000.  Interest expense increased to $113,131 from $56,556, the result of increased borrowings during the period.  Interest income declined from the $183,769 earned in the first quarter of 2000 to $409 for the first quarter of 2001.   During the first quarter of 2000 we benefited from $120,000 in interest income earned on a short-term loan to a stockholder that was repaid in March 2000.  We also earned approximately $64,000 in interest income on excess cash balances during the same period.

The Company has not recorded any provision for future tax refunds as the realization of the benefit cannot be assured at this time.  The Company's net operating loss carry forward, which can be used to reduce future taxable income, as of the end of March 2001, was approximately $18 million.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash and cash equivalents of $27,001, as compared to  $629,436 on December 31, 2000.  The Company's debt obligations as of March 31, 2001 consisted of $1,578,735 owed on its revolving line of credit, a mortgage of approximately $754,000 on its facility in Elk Grove Village Illinois, an equipment loan of $500,000, a vehicle loan of approximately $7,900, a note due the seller of Marino Electric of approximately $591,000 and a note payable to the sellers of certain distributor territories of approximately $1,291,000.

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

Net cash declined $602,436 during the first three months of 2000 versus decreasing $2,778,850 during the same period in 2000.  Operating activities consumed $1,263,714 and $2,376,419 during the first three months of 2001 and 2000, respectively.  Cash used to fund the net loss was the primary operating use of cash in each of the periods covered.

Investing activities provided $8,691 during the three-month period ending March 31, 2001, as compared to providing $469,627 during the three-month period ending March 31, 2000.  During the first quarter of 2001 we sold certain assets that we no longer required, primarily as a result of the acquisition of Switchboard. The sale of these assets resulted in proceeds of approximately $25,000.  We invested approximately $16,500 during the first quarter of 2001 in new equipment as compared to approximately $130,000 during the first quarter of 2000.  During the first quarter of 2000 a loan to a stockholder was repaid generating $600,000 of cash.

Financing activities generated $652,588 during the quarter ending March 31, 2001, versus consuming $872,058 during the first quarter of 2000.  During the 2001 period we borrowed $726,535 on our line of credit and paid $118,007 owed to the sellers of Marino Electric.  In March 2001 we also refinanced and increased an equipment loan, which generated approximately $50,000.  This was partially offset by scheduled principal reductions on our mortgage and auto loans of approximately $6,000.  During the first quarter of 2000 we paid $800,000 on the amounts due to the sellers of Marino Electric, made scheduled principal payment on our mortgage and auto loans of $7,058 and refunded $110,000 to two investors in the private placement before issuance of their stock.  These uses of cash were partially offset by $45,000 received as part of the private placement.

In March 2001, we replaced loans we had with LaSalle Bank N.A. and Oxford Trust with a credit facility from American National Bank & Trust of Chicago.  The new facility includes a $2 million revolving credit line and a $500,000 term note.  The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank's corporate base rate.  Availability under the line is tied to our inventory and receivable balances.  The term note has a term of three years and bears interest at the bank's corporate base rate.

Our liquidity at the current time continues to be strained due primarily to continuing losses that have resulted from a large investment in corporate infrastructure that management hopes will lead to significant increases in sales of its EnergySaverTM and TP3 product lines in the last half of 2001.  Anticipating the requirement for additional capital, not only to fund current operations but also to fund our business plan for future periods and satisfy certain obligations, we began the process of raising additional equity last year.  In September 2000, we retained Newcourt Capital Securities, Inc. (an affiliate of the CIT Group, Inc.) to act as our exclusive placement agent with the anticipation that Newcourt would participate as an investor to some degree in the equity that we seek to raise.  We are currently in discussions with several potential equity investors, but the process of securing investor commitments continues with ongoing negotiation.  To help with our current liquidity situation, in April 2001, Newcourt provided us with a $2 million bridge facility.  Pursuant thereto, we issued to Newcourt Capital USA, Inc. ("Newcourt") our $1,000,000 Senior Subordinated Convertible Promissory Note that may be converted into equity at the option of Newcourt.  We received $1 million of proceeds from such note on April 18th and will be able to draw the remaining $1 million upon the satisfaction of certain additional conditions.  We expect to satisfy these conditions by the end of May.  Indebtedness under the bridge note facility is due July 16, 2001 (or earlier if we close a private placement of at least $8 million of equity) and bears interest at 3% over the prime rate.  If we close a private placement of equity, we expect to repay the bridge loan from the proceeds unless Newcourt elects to convert the bridge loans into equity.  As part of the transaction, we issued warrants for 1,700,000 shares of common stock to Newcourt, exercisable at $2.50 per share.

If we are successful in raising additional funds through the issuance of equity securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending on the number of shares issued and the terms and conditions of the issuance, and the new equity securities will likely have rights, preferences, or privileges senior to those of the Company's common stock.  We believe this dilution is reasonable in light of the Company's growth prospects made possible by the additional equity.

In the event we are not successful in raising additional equity, we would have to significantly scale back our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City's current expectations about its future results, performance, prospects and opportunities.  Electric City has tried to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates" or similar expressions.  These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City's actual results, performance, prospects or opportunities in the remainder of 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, without limitation, the Company's limited operating history, the Company's history of operating losses, consumers' acceptance, the Company's use or licensed technologies, risk of increased competition, the Company's ability to successfully integrate acquired businesses products and technologies, the Company's ability to manage its growth, the Company's commercial scale development of products and technologies to satisfy consumers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company's securities, the possible volatility of the Company's stock price, the concentration of ownership, and the potential fluctuation in the Company's operating results.  For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption "Risk Factors" in Electric City's filings with the Securities and Exchange Commission. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this document.

PART II.   OTHER INFORMATION

ITEM 2.            Changes In Securities

On January 22, 2001 we issued 5,000 shares of common stock to a consultant in payment for services received in a private transaction not involving any solicitation or offering of such shares to anyone else.  The transaction was valued at $11,562, which was based on the trading price of the common stock at close on the preceding trading day.  On January 23, 2001, we issued a warrant for 20,000 shares of common stock to another consultant in payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is exercisable over a period of one year, with an exercise price of $3.30 per share.  This warrant was valued at $12,800 using a modified Black-Sholes option pricing model.   On March 27, 2001, we issued a warrant for 10,000 shares of common stock to the same consultant in payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is exercisable over a period of nine months, with an exercise price of $2.15 per share.  This warrant was valued at $8,200 using a modified Black-Sholes option pricing model.  On February 21, 2001, we amended an existing warrant held by a consultant to extend it expiration date to December 31, 2001 as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is for 200,000 shares with a price of $2.00 per share.  The changes to this warrant were valued at $228,000 using a modified Black-Sholes option pricing model.  Neither the shares of common stock nor the warrants were registered under the Securities Act and no underwriters were involved in any of these transactions.  We believe that these transactions were exempt from the registration requirements of the Securities Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.

ITEM 4.            Submission of Matters to a Vote of Security Holders

By written consent in lieu of a meeting, the holders of a majority of the outstanding shares of common stock approved an amendment to our Certificate of Incorporation to increase our total authorized capital stock from 35,000,000 shares to 65,000,000 shares in connection with an increase in the number of authorized shares of common stock from 30,000,000 shares to 60,000,000 shares.  No changes were made to the number of authorized shares of our preferred stock.  As of January 8, 2001, the proposal was approved by written consent of the holders of a majority of our common stock.  An information statement disclosing the action by written consent was distributed to shareholders on February 14, 2001.

The proposal was effectuated by amending the first sentence of Article 4 of the Company's Certificate of Incorporation to read as follows:

"The total number of shares of stock which the Corporation shall have authority to issue is 65,000,000, consisting of 60,000,000 shares of Common Stock, with a par value of $.0001 per share, and 5,000,000 shares of Preferred Stock, with a par value of $.01 per share (hereinafter, the "Capital Stock")."

The increase in the Company's authorized capital stock became effective upon filing the amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, which occurred on March 28, 2001.  The primary reason we increased the number of shares of authorized stock was to allow us to raise additional capital through the issuance of equity.

ITEM 6.            Exhibits And Reports on From 8-K

(a)	Exhibits

	10.1	Loan agreement made and entered into on the 22nd day of March, 2001, by and among American National Bank And Trust Company Of Chicago, a national banking association, and Electric City Corp. and Switchboard Apparatus Inc.

	10.2	Revolving Note made and entered into on the 22nd day of March, 2001, by and among American National Bank And Trust Company Of Chicago, a national banking association, and Electric City Corp. and Switchboard Apparatus Inc.

	10.3	Term Note made and entered into on the 22nd day of March, 2001, by and among American National Bank And Trust Company Of Chicago, a national banking association, and Electric City Corp. and Switchboard Apparatus Inc.

	10.4	Security Agreement made and entered into on the 22nd day of March, 2001, by and among American National Bank And Trust Company Of Chicago, a national banking association, and Electric City Corp.

	10.5	Security Agreement made and entered into on the 22nd day of March, 2001, by and among American National Bank And Trust Company Of Chicago, a national banking association, and Switchboard Apparatus Inc.

(b)	During the last quarter we filed an amendment to a current report on Form 8-K/A. The amendment to the current report on Form 8-K/A was dated January 31, 2001, and amended the current report on Form 8-K filed on September 14, 2000, in which we reported on the acquisition of all of the outstanding shares of capital stock of Switchboard Apparatus, Inc. The amendment was filed in order to provide audited and pro-forma financial statements on Switchboard Apparatus, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: May 15, 2001	By:	/s/ John Mitola
John Mitola
Chief Executive Officer (principal
executive officer)

Dated: May 15, 2001	By:	/s/ Brian Kawamura
Brian Kawamura
President and Chief Operating Officer

Dated: May 15, 2001	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)