Form 10QSB
period 2001-06-30
ELECTRIC CITY CORP
filed 2001-08-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒  No ☐

30,722,167 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of July 31, 2001.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ELECTRIC CITY CORP.
FORM 10-QSB
For The Quarter Ended June 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Electric City Corp.
Condensed Consolidated Balance Sheet

	June 30, 2001 (Unaudited)	December 31, 2000 (1)

Assets

Current Assets
Cash and cash equivalents	$268,974	$629,436
Accounts receivable, net	2,955,143	2,611,291
Inventories	1,918,087	2,000,353
Capitalized Cost of Financing, net of amortization of $140,822 as of June 30, 2001	45,831	-
Prepaid expenses and other, including $31,000 in notes receivable from employees as of June 30, 2001 and December 31, 2000	115,230	300,620

Total Current Assets	5,303,265	5,541,700

Net Property and Equipment	1,863,357	1,962,778

Cost in Excess of Assets Acquired, net of amortization of $859,902 and $593,319 at June 30, 2001 and December 31,2000 respectively	4,903,718	4,626,939

Other Assets	2,420	2,699

	$12,072,760	$12,134,116

Electric City Corp.
Condensed Consolidated Balance Sheet

	June 30, 2001 (Unaudited)	December 31, 2000 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line(s) of credit	$1,900,000	$852,200
Due to former distributors	1,329,928	1,252,853
Senior Subordinated Convertible Promissory Note	1,734,001	-
Current maturities of long-term debt	594,479	577,984
Accounts payable	3,194,146	2,846,764
Accrued expenses	1,622,047	1,132,792
Deferred revenue	40,090	50,000
Other current liabilities	41,120	-

Total Current Liabilities	10,455,811	6,712,593

Deferred Revenue	354,167	379,167

Long-Term Debt,less current maturities	1,116,047	1,348,310

Common Stock Subject to Rescission	-	45,000

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, 2,000 shares issued and outstanding as of December 31, 2000	-	20
Common stock, $.0001 par value; 60,000,000 shares authorized, 30,722,167 issued as of June 30, 2001 and 30,000,000 authorized, 28,954,755 issued as of December 31, 2000	3,072	2,894
Additional paid-in capital	25,260,176	22,456,335
Accumulated deficit	(25,108,013)	(18,801,703)

	155,235	3,657,546
Less treasury stock, at cost, 1,000 shares as of June 30, 2001 and December 31, 2000	(8,500)	(8,500)

Total Stockholders’ Equity	146,735	3,649,046

	$12,072.760	$12,134,116

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the twelve month period ended December 31, 2000

Electric City Corp.

Condensed Consolidated Statement of Operations
(Unaudited)

Three months ended, June 30	2001	2000

Revenue	$2,778,099	$1,152,427

Expenses
Cost of sales	2,590,247	1,024,327
Selling, general and administrative	2,433,051	1,945,710
Repurchase of distributor territories & legal settlement	-	1,680,394

	5,023,298	4,650,431

Operating loss	(2,245,199)	(3,498,004)

Other Income (Expense)
Interest income	350	33,960
Interest expense	(1,709,083)	(39,718)

Total other income (expense)	(1,708,733)	(5,758)

Net Loss	(3,953,932)	(3,503,762)

Less Preferred Stock Dividends	(217,802)	-

Net Loss Available to Common Shareholder	$(4,171,734)	$(3,503,762)

Basic and Diluted Loss Per Common Share	$(0.14)	$(0.12)

Weighted Average Common Shares Outstanding	29,295,445	28,272,799

See accompanying notes to condensed consolidated financial statements

Electric City Corp.
Condensed Consolidated Statement of Operations
(Unaudited)

Six months ended, June 30	2001	2000

Revenue	$5,940,323	$2,151,530

Expenses
Cost of sales	5,405,494	1,931,355
Selling, general and administrative	5,019,684	3,568.614
Repurchase of distributor territories & legal settlement	-	1,680,394

	10,425,178	7,180,363

Operating loss	(4,484,855)	(5,028,833)

Other Income (Expense)
Interest income	759	217,729
Interest expense	(1,822,214)	(96,274)

Total other income (expense)	(1,821,455)	121,455

Net Loss	(6,306,310)	(4,907,378)

Less Preferred Stock Dividends	(257,254)	-

Net Loss Available to Common Shareholder	$(6,563,564)	$(4,907,378)

Basic and Diluted Loss Per Common Share	$(0.23)	$(0.17)

Weighted Average Common Shares Outstanding	29,127,947	28,264,378

See accompanying notes to condensed consolidated financial statements

Electric City Corp.
Statement of Condensed Consolidated Stockholders’ Equity
(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2000	28,944,755	$2,894	2,000	$20	$22,456,335	$(18,801,703)	$(8,500)	$3,649,046

Release of shares subject to rescission	10,000	1	-	-	44,999	-	-	45,000
Shares issued for acquisition of Great Lakes Controlled Energy Corporation	212,904	21	-	-	678,479	-	-	678,500
Conversion of Series B Preferred Stock	1,472,244	147	(2,000)	(20)	(127)	-	-	-
Cumulative dividends on Series B Preferred Stock	-	-	-	-	(165,230)	-	-	(165,230)
Satisfaction of accrued dividends through the issuance of common stock	56,764	6	-	-	198,100	-	-	198,106
Issuance of shares in exchange for services received	25,500	3	-	-	59,809	-	-	59,812
Warrants issued in exchange for services received	-	-	-	-	270,811	-	-	270,811
Warrants issued in connection with Senior Subordinated Convertible Promissory Note	-	-	-	-	1,717,000	-	-	1,717,000
Net loss for the six months ended June 30, 2001	-	-	-	-	-	(6,306,310)	-	(6,306,310)

Balance, June 30, 2001	30,722,167	$3,072	-	$-	$25,260,176	$(25,108,013)	$(8,500)	$146,735

See accompanying notes to condensed consolidated financial statements.

Electric City Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended June 30	2001	2000

Cash Flow from Operating Activities

Net loss	$(6,306,310)	$(4,907,378)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Depreciation and amortization	395,108	250,634
Amortization of capitalized cost of financing	140,822	-
Amortization of original issue discount	1,424,330
Issuance of shares and warrants in exchange for services received	330,623	-
Repurchase of distributor territories	-	1,354,794
Settlement of lawsuit	-	325,600
Accrued interest on notes payable	103,746	-
Loss on disposal of fixed assets	11,616	-
Changes in assets and liabilities, net of acquisition
Accounts receivable	(174,561)	(124,423)
Inventories	107,266	(823,716)
Other current assets	185,390	(83,582)
Accounts payable	463,590	(238,163)
Accrued expenses	375,204	(117,017)
Deferred revenue	(25,234)	(5,000)

Net cash used in operating activities	(2,968,410)	(4,368,250)

Cash Flows Provided by Investing Activities
Repayment of note receivable from stockholder	-	600,000
Proceeds from the disposal of fixed assets	25,242	-
Purchase of property and equipment	(62,673)	(175,938)

Net cash provided by investing activities	(37,431)	424,062

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	(238,715)	(856,524)
Borrowings on line of credit	1,047,800	-
Payment on long-term debt	(486,053)	(14,040)
Proceeds from issuance of senior subordinated convertible promissory note	2,000,000	-
Proceeds from long-term debt	509,000
Cash paid for deferred financing fees	(186,653)	-
Proceeds from private placement – net	-	44,900
Amounts refundable from private placement	-	(110,000)
Purchase of treasury stock	-	(8,500)

Net cash provided by (used in) financing activities	2,645,379	(944,164)

Net Increase (Decrease) in Cash and Cash Equivalents	(360,462)	(4,888,353)

Cash and Cash Equivalents, at beginning of period	629,436	6,166,197

Cash and Cash Equivalents, at end of period	$268,974	$1,277,844

Supplemental Disclosure of Cash Flow Information
In June 2001, the Company acquired the stock of Great Lakes Controlled Energy Corporation for 212,904 shares valued at $678,500. The related assets and liabilities at the date of acquisition were as follows:
Accounts receivable	$340,570
Inventory	25,000
Property and equipment	3,011
Cost in excess of assets acquired	543,361

Assets acquired	911,942
Accounts payable	45,396
Accrued expenses	188,046
Stock issued to seller	678,500

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$133,108	$136,594
Accrual satisfied through issuance of stock	198,106	35,372

See accompanying notes to condensed consolidated financial statements

Electric City Corp.
Notes Financial Statements

1.	Basis of Presentation	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results of operations for the six-months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

2.	Recent Accounting Pronouncements	In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $4,903,718. Amortization expense during the six-month period ended June 30, 2001 was $266,582. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

3.	Acquisition of Great Lakes Controlled Energy Corporation	Effective June 7, 2001, the Company acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), a building and environmental control systems integrator, from Great Lake’s shareholders for 212,904 shares of the Company’s common stock valued at $678,500, based on quoted market prices. The purchase price was arrived at through arms’ length negotiations between Electric City and the Sellers. Great Lakes is currently operated as a wholly-owned subsidiary of the Company.

The purchase price paid exceeded the value of the assets acquired by $543,361, which is being amortized on a straight-line basis over ten years. The acquisition was recorded using the purchase method of accounting. The Company’s statement of operations includes the results of Great Lakes from the date of the acquisition.

4.	Net Loss Per Share	The Company computes net loss per share under Statement of Financial Accounting Standards No. 128 “Earnings Per Share.” This Statement requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighted average common shares outstanding. Included in the computation of weighted average common shares outstanding for the six months ended June 30, 2000 are shares of common stock subject to possible rescission. Basic net loss per share includes all common stock issued. The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted net loss per share for six months ended June 30, 2001 and 2000 because the effect would be antidilutive.

5.	Inventories	Inventories consisted of the following:

	June 30, 2001	December 31, 2000

Raw Materials	$1,507,158	$1,356,874
Work in process	9,728	36,333
Finished goods	401,201	607,146

	$1,918,087	$2,000,353

6.	Debt Refinancing	During March 2001, the Company refinanced its loans with LaSalle Bank N.A. and Oxford Bank & Trust with a credit facility from American National Bank and Trust Company of Chicago. The new facility includes a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank’s corporate base rate, which was 6-3/4% on June 30th. Availability under the line is tied to the Company’s inventory and receivable balances. The term note has a term of three years and bears interest at the bank’s corporate base rate, which was 6-3/4% on June 30th. These credit facilities are secured by all of the Company’s assets, other than real estate and require the Company to meet certain financial covenants including total debt service coverage ratio and a minimum net worth requirement. At June 30, 2001 the Company was in violation of these covenants, however the lender has agreed to waive these covenants at June 30, 2001.

7.	Senior Subordinated Convertible Promissory Notes	In September 2000, the Company retained Newcourt Capital Securities, Inc. (“Newcourt”), an affiliate of the CIT Group, Inc., to act as its exclusive placement agent in an effort to raise additional equity to improve the Company’s liquidity and provide the growth capital required to support the execution of its business plan. To provide liquidity during the equity raising process, the Company issued to Newcourt two $1 million Senior Subordinated Convertible Promissory Notes (the “Notes”), in April and June, 2001. These promissory notes were issued with detachable warrants to purchase 1,700,000 shares of common stock. The warrants have an exercise price of $2.50, a term of 2 years and are valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of these warrants has been recorded as a discount on the related debt and is being amortized over the life of the debt using the interest method. The unamortized discount at June 30, 2001 is $292,670. It is expected that concurrently with the closing of the Company’s Series A preferred stock issuance (see note 9) all of the principal and accrued interest on these notes will be converted into Series A preferred stock at the selling price of the preferred stock. These notes bear interest bear an interest rate of prime plus 3%, or 9.75% as of June 30th and were initially to mature on July 16, 2001, but have been extended to September 16, 2001.

8.	Conversion of Series B Preferred Stock	On October 17, 2000, the Company completed the sale of 2,000 shares of its Series B Convertible Preferred Stock, and warrants to purchase 200,000 shares of its common stock at an exercise price of $4.425 per share, to the Augustine Fund L.P. (“Augustine”) for $2,000,000 in gross proceeds. The Series B Convertible Preferred Stock accrued dividends at the rate of 8% per annum, payable in cash or the common stock of the Company, at the Company’s option. The Series B Convertible Preferred Stock and all accrued but unpaid dividends thereon was convertible at any time into shares of the Company’s common stock at a conversion ratio equal to the lower of $4.06 per share or 75% (the “Conversion Percentage”) of the average of the three lowest closing bid prices of our common stock during the 30 consecutive trading days immediately prior to conversion. The Company was obligated to file a registration statement and have it declared effective within 180 days of the date of issuance of the Series B Convertible Preferred Stock. For every month that the registration statement was not declared effective after this 180 day period, the Conversion Percentage decreased by 2% per month until (i) the registration statement was declared effective, or (ii) the Series B Convertible Preferred Stock was converted into common stock of the Company.

Effective June 15, 2001, Augustine elected to convert their 2,000 shares of Series B Convertible Preferred Stock outstanding into 1,472,244 shares of the Company’s common stock. The conversion price was $1.36, calculated as 71% (75% minus 2 percentage points for each thirty days that such registration statement was not declared effective, beginning on April 17, 2001 and ending on June 15, 2001) of the average of the three lowest selling prices per share of the Company’s common stock over the 30 consecutive trading days preceding June 15. In addition, the Company elected to pay the accrued dividends on the Series B Convertible Preferred Stock in 56,764 shares of its common stock, which dividends were calculated based upon a conversion price of $1.36 per share. The issuance of common stock at a conversion price below market in satisfaction of the Series B Preferred Stock dividend resulted in a non-cash deemed dividend of $92,024. The total dividend reported during the six-month period ended June 30, 2001 is comprised of the following:

Series B Preferred Dividend, payable in cash or Series B Preferred Stock	$165,230
Deemed Dividend	92,024

Total	$257,254

9.	Subsequent Events	On July 31, 2001, the Company entered into a securities purchase agreement with five investors, subject to shareholder approval, under which the Company will receive $16,000,000 in gross proceeds for the issuance 1,600,000 shares of its Series A Convertible Preferred Stock (the “Transaction”). These investors include Newcourt Capital USA Inc. (“CIT”), Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. A total of $12 million from Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. was placed in escrow pending approval of the Transaction by the Company’s shareholders at its upcoming annual meeting. Also on July 31, the Company issued a third Senior Subordinated Convertible Promissory Note to Newcourt in an amount of $1.2 million. The note matures on September 16, 2001 and bears interest at a rate of prime plus 3%, or 9.75% as of June 30th. Newcourt is expected to convert the notes into Series A Convertible Preferred Stock upon shareholder approval and closing of the Transaction.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company’s financial statement and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  The Company’s actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a developer, manufacturer and integrator of energy saving technologies, custom electric switchgear and an integrator of building and environmental control systems. Our premier energy saving product is the EnergySaver™ system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver™ system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc., custom electric switchgear, including our TP3 line of pre-packaged electrical distribution panels designed for use in telecommunications and Internet network centers, and through our subsidiary, Great Lakes Controlled Energy, we design, install and monitor building control and environmental systems.

On August 31, 2000, we acquired Switchboard Apparatus, Inc. (“Switchboard”), a manufacturer of electrical switchgear and distribution panels located in Broadview, Illinois and on June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), an integrator of building and environmental control systems. As a result of these acquisitions, Switchboard and Great Lakes became, and are currently operated as, wholly owned subsidiaries of the Company. The acquisitions were recorded using the purchase method of accounting. Accordingly, none of Switchboard’s or Great Lakes’ results of operations are included in Electric City’s results for the period ended June 30, 2000.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City’s and its subsidiaries are generated from the sale of products primarily in the U.S.

Our cost of goods sold consists primarily of materials and labor.  Also included in our cost of goods sold are freight, costs of operating our manufacturing facilities, charges for potential future warranty claims, and royalty costs related to EnergySaverTM sales.  Cost of goods sold also includes the wages and expenses of our engineering group.

Sales and gross profits depend, in part, on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products that we purchase and resell. In addition, manufactured products that are proprietary, such as the EnergySaverTM, generally have higher gross margins than non-proprietary products such as switchgear or distribution panels.

Selling, general and administrative (“SG&A”) expenses include costs related to our sales force, which is comprised of both our employees and independent sales representatives.  Included in our SG&A expenses are direct labor costs for our sales representatives and commissions paid to our employees, independent sales representatives and distributors. Also included in our SG&A expenses are expenses of non-manufacturing management, supervisory and staff salaries and employee benefits, the cost of insurance, travel and entertainment, office supplies costs and the cost of non-manufacturing utilities. Costs associated with marketing and advertising our products are also included in our SG&A expense, along with research and development expenses and costs relating to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan, a note to the sellers of Marino Electric, a  note to a seller of Switchboard Apparatus, notes to the sellers of Great Lakes, and a note to the sellers of certain distributor territories that we repurchased in June 2000, all as reflected on our current and prior financial statements.  Also included in interest expense is amortization of the debt discount based on the fair value of the warrant issued to Newcourt as part of the issuance of the Senior Subordinated Convertible Promissory Notes.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

Our total revenue for the three-month period ended June 30, 2001 increased approximately $1,626,000 or 141% to $2,778,099 as compared to $1,152,427 for the quarter ended June 30, 2000. This increase in revenue, was due primarily to increased switchgear sales, which benefited from the inclusion of three months of results from Switchboard Apparatus, which we acquired in August 2000.

Cost of sales for the three-month period ended June 30, 2001 totaled $2,590,247, as compared to $1,024,327 for the three-month period ended June 30, 2000.  Gross profit for the second quarter of 2001 increased $59,752 or 47% to $187,852 as compared to $128,100 for the same quarter in the prior year.  Margins continued to be negatively impacted by low capacity utilization, particularly in the manufacture of the EnergySaver™.

SG&A for the three-month period ended June 30, 2001 increased approximately $487,341, or 25% to $2,433,051, as compared to $1,945,710 for the three-month period ended June 30, 2000.  The inclusion of Switchboard and Great Lakes’ results is responsible for approximately $350,000 of this increase. An increase of $208,000 in investor relations related expenses and $147,000 in payroll related expenses also contributed to the increase in SG&A during 2001. The increased payroll expense was the result of additional sales and operations staff hired during late 2000 and early 2001 primarily to support the sales and installation of EnergySaver™ systems. These increased expenses were partially offset by lower charges for outside services, including legal and engineering services.

Other income (expense) for the three-month period ending June 30, 2001 totaled $1,708,733 of expense as compared to $5,758 of expense for the three-month period ended June 30, 2000.  Most of the increase was related to charges associated with the two Senior Subordinated Convertible Promissory Notes issued to Newcourt during the quarter.  Included with these notes were detachable warrants to purchase 1,700,000 shares of our common stock. These warrants were value at $1,717,000 using a modified Black-Sholes option pricing model. We are required to recognize the value of these warrants as a discount on the related debt which is amortized as interest expense over the life of the debt. We also incurred $186,653 in professional fees related to the notes and ancillary documents which we have deferred and are being amortized over the term of the note.  As a result, interest expense for the second quarter of 2001 includes $1,424,330 related to the amortization of the value of the warrants given to Newcourt and $140,822 of expense related the amortization of deferred issuance costs.  Of the remaining increase in interest expense, approximately $39,000 was associated with the note payable to distributors for the repurchase of certain distributor territories, approximately $33,000 was related to increased borrowings on our line of credit, approximately $27,000 was related to the Senior Subordinated Convertible Promissory Notes, and approximately $33,000 was related to various notes issued by our subsidiaries.

During the three-month period ended June 30, 2001 we recorded dividends of $217,802.  No dividends were recorded for the same period in the prior year.  These dividends were comprised of the following:

Accrued Series B Preferred Dividend, payable in cash or Series B Preferred Stock	$125,778
Deemed Dividend	92,024

Total	$217,802

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

Our total revenue for the six-month period ended June 30, 2001 increased approximately $3,789,000, or 176% to $5,940,323 as compared to $2,151,530 for the six-month period ended June 30, 2000.  Most of the increase was in the sale of switchgear that benefited from the inclusion of six months of results from Switchboard Apparatus, which we acquired in August of 2000.

Cost of sales for the six-month period ended June 30, 2001 totaled $5,405,494 as compared to $1,931,355 for the six-month period ended June 30, 2000. Gross profit for the six-month period ended June 30, 2001 increased $314,654 or 143% to $534,829 as compared to $220,175 for the same period in the prior year.  The increase in the cost of sales and gross margins are primarily the result of the inclusion of six months of results of Switchboard Apparatus, which was acquired in August 2000.

SG&A for the six-month period ended June 30, 2001 increased approximately $1,451,070, or 41% to $5,019,684 as compared to $3,568,614 for the six-month period ended June 30, 2000.  The inclusion of the results of Switchboard and Great Lakes is responsible for approximately $600,000 of this increase.  Approximately $568,000 of the total increase in SG&A was related to increased investor relations activities, the majority of which was paid through the issuance of our common stock or warrants to purchase our common stock.  Payroll related expenses contributed approximately $350,000 to the increase in SG&A.  Most of the increase in payroll related expense was for the addition of sales and operations staff during late 2000 and early 2001.  These increases in SG&A expense were partially offset by reductions in outside legal and engineering services, and advertising and printing expenses.

Other income (expense) for the six-month period ending June 30, 2001 totaled $1,821,455 of expense as compared to $121,455 of income for the six-month period ended June 30, 2000.  Most of the increase in other expense was related to charges associated with the two Senior Subordinated Convertible Promissory Notes issued to Newcourt during the second quarter of 2001.  Included with these notes were detachable warrants to purchase 1,700,000 shares of our common stock. These warrants were valued at $1,717,000 using a modified Black-Sholes option pricing model.  We are required to recognize the value of these warrants as a discount on the related debt which is amortized as interest expense over the life of the debt.  We also incurred $186,653 in professional fees related to the notes and ancillary documents which we have deferred and are amortizing over the terms of the notes.  As a result, interest expense for the first half of 2001 includes $1,424,330 related to the amortization of the value of the warrants given to Newcourt and $140,822 of expense related the amortization of the deferred issuance costs. Of the remaining increase in interest expense, approximately $77,000 was associated with the note payable to distributors for the repurchase of certain distributor territories, approximately $46,000 was related to increased borrowings on our line of credit, approximately $27,000 was related to the Senior Subordinated Convertible Promissory Notes, and approximately $42,000 was related to various notes issued by our subsidiaries.

During the six-month period ended June 30, 2001 we recorded dividends of $257,254.  No dividends were recorded for the same period in the prior year.  These dividends were comprised of the following:

Accrued Series B Preferred Dividend, payable in cash or Series B Preferred Stock	$165,230
Deemed Dividend	92,024

Total	$257,254

We have not recorded any provision for future tax refunds as the realization of the benefit cannot be assured at this time.  Our net operating loss carry forward, which can be used to reduce future taxable income, as of the end of June 2001, was approximately $25 million.

Liquidity and Capital Resources

As of June 30, 2001, the Company had cash and cash equivalents of $268,974, as compared to  $629,436 on December 31, 2000.  The Company’s debt obligations as of June 30, 2001 consisted of $1,900,000 owed on its revolving line of credit, a mortgage of approximately $750,000 on its facility in Elk Grove Village Illinois, an equipment loan of $475,000, a vehicle loan of approximately $6,100, a note due the seller of Marino Electric of approximately $470,000 and a note payable to the sellers of certain distributor territories of approximately $1,330,000, and a Senior Subordinated Convertible Promissory Note of $2,027,000, including accrued interest.

The Company’s principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, and the funding of inventory and accounts receivable, and capital expenditures.  The Company has financed its operations since inception through the private placement of common stock, preferred stock and various secured and unsecured loans.

Net cash declined $360,462 during the first six months of 2001 as compared to declining $4,888,353 during the same period in 2000.  Operating activities consumed $2,968,410 and $4,368,250 during the first six months of 2001 and 2000, respectively.  Cash used to fund the net loss was the primary operating use of cash in each of the periods covered.

Investing activities used $37,431 during the six-month period ending June 30, 2001, as compared to providing $424,062 during the six-month period ending June 30, 2000.  During the first half of 2001 we invested $62,673 in capital assets but sold unused capital assets that generated $25,242 in net proceeds.    During the first half of 2000 we invested $175,938, but this investment was more than offset by a repayment of a loan to a stockholder which generated $600,000 of cash during the period.

Financing activities generated $2,645,379 during the six-month period ending June 30, 2001, versus consuming $944,164 during the same period in 2000.  During the 2001 period we borrowed $1,047,800 on our line of credit and paid $238,175 owed to the sellers of Marino Electric.  In March 2001 we refinanced and increased an equipment loan, which generated approximately $50,000.  During the period we also financed $9,000 of the cost of a new vehicle and issued two Senior Subordinated Convertible Promissory Notes to Newcourt totaling $2 million.  These sources of cash were partially offset by scheduled principal reductions on various notes of approximately $36,400.  During the first half of 2000 we paid $856,524 on the amounts due to the sellers of Marino Electric, made scheduled principal payment on our mortgage and auto loans of $14,040, refunded $110,000 to two investors in the private placement before issuance of their stock and repurchased 1,000 shares of our common stock at a cost of $8,500.  These uses of cash were partially offset by $44,900 received as part of the private placement that closed in January 2000.

In March 2001, we replaced loans we had with LaSalle Bank N.A. and Oxford Bank & Trust with a credit facility from American National Bank and Trust Company of Chicago.  The new facility includes a $2 million revolving credit line and a $500,000 term note.  The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank’s corporate base rate, which was 6-3/4% on June 30, 2001.  Availability under the line is tied to our inventory and receivable balances.  The term note has a term of three years and bears interest at the bank’s corporate base rate. These credit facilities are secured by all of the Company’s assets, other than real estate and require the Company to meet certain financial covenants including a total debt service coverage ratio and a minimum net worth requirement.  At June 30, 2001 the Company was in violation of these covenants, however the lender has agreed to waive these covenants at June 30, 2001.

In April and June 2001, we issued two $1 million Senior Subordinated Convertible Promissory Notes to Newcourt.  The notes initially matured on July 16, 2001, but were subsequently extended to September 16, 2001.  The notes bear interest at the rate of prime plus 3%, which as of June 30th was 9.75%.  In addition, we issued to Newcourt warrants to purchase 1,700,000 shares of our common stock. The warrants have an exercise price of $2.50, a term of 2 years and were valued at $1,717,000 using a modified Black-Sholes option pricing model.  The fair value of these warrants has been recorded as a discount on the related debt and is being amortized over the life of the debt using the interest method.  The unamortized discount at June 30, 2001 is $292,670.  Concurrently with the closing of the Company’s Series A preferred stock issuance all of the principal and accrued interest on these notes will be converted into Series A preferred stock at the selling price of the preferred stock.  These notes bear interest bear an interest rate of prime plus 3%, or 9.75% as of June 30th and were initially to mature on July 16, 2001, but have been extended to September 16, 2001.

Our liquidity at the current time continues to be strained due primarily to continuing losses that have resulted from a large investment in corporate infrastructure that management hopes will lead to significant increases in sales of its EnergySaverTM and TP3 product lines in the latter half of 2001.  Anticipating the requirement for additional capital, not only to fund current operations but also to fund our business plan for future periods and satisfy certain obligations, we began the process of raising additional equity last year. In September 2000, we retained Newcourt to act as our exclusive placement agent with the anticipation that Newcourt would participate as an investor in the equity that we sought to raise.  To help with our current liquidity situation, in April 2001, Newcourt provided us with a $2 million bridge facility.  Pursuant thereto, we issued to Newcourt two $1,000,000 Senior Subordinated Convertible Promissory Note that may be converted into equity at the option of Newcourt.  We received $1 million of proceeds from one such note on April 18 and an additional $1 million from the second such note on June 19, 2001.

On July 31, 2001, the Company entered into a securities purchase agreement with five investors, subject to shareholder approval, under which the Company will receive $16,000,000 in gross proceeds for the issuance of its Series A Convertible Preferred Stock (the “Transaction”). These  investors include Newcourt Capital USA Inc. (“CIT”), Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.  A total of $12 million from Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. was placed in escrow pending approval of the Transaction by the Company’s shareholders at its upcoming annual meeting.  Also on July 31, the Company issued a third Senior Subordinated Convertible Promissory Note to Newcourt in an amount of $1.2 million. All three Notes mature on September 16, 2001 and bear an interest rate of prime plus 3%, or 9.75% as of June 30th.  The principal amount of the Notes was recorded as a liability, net of the value of the warrants.  Newcourt is expected to convert the notes into Series A Convertible Preferred Stock upon shareholder approval and closing of the Transaction. We anticipate that the closing will occur immediately after we receive approval of the Transaction from our shareholders. CIT has informed us that it has sought, and obtained, the written agreement of, and a proxy from, certain holders of the Company's common stock, each of whom is a significant stockholder and an affiliate of a director or former director of the Company, to vote in favor of the resolutions necessary to complete the Transaction. These stockholders own in the aggregate approximately 52% of the outstanding shares of common stock of the Company.  A preliminary proxy statement has been filed with the Securities and Exchange Commission announcing the date for the shareholders meeting as August 30, 2001.

Upon the closing of the Transaction we will receive approximately $12 million in cash, net of fees and expenses.  With this fund raising effort complete we intend to focus all of our efforts on executing our business plan, which these new funds will allow us to do.  We believe that if we are successful in executing our business plan these funds should be sufficient to carry us to the point that the Company is cash flow positive.

If for some reason we were not able to complete the transaction as discussed above we would have to significantly scale back our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern, though such a reorganization would not guarantee our ability to continue as a going concern.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City’s current expectations about its future results, performance, prospects and opportunities.  Electric City has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions.  These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City’s actual results, performance, prospects or opportunities in the remainder of 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, constomerss’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, the Company’s ability to successfully integrate acquired businesses, products and technologies, the Company’s ability to manage its growth, the Company’s commercial scale development of products and technologies to satisfy constomers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results.  For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

PART II.  OTHER INFORMATION

ITEM 2.            Changes In Securities

On April 18, 2001 we issued a warrant for 1,700,000 share of common stock to Newcourt Capital USA, Inc. in connection with its purchase of our $1,000,000 Senior Subordinated Convertible Promissory Note.  The warrant is exercisable over a 2 year period at an exercise price of $2.50 per share.  The warrant was valued at $1,717,000 using a modified Black-Sholes option pricing model.

On May 3, 2001 we issued 15,000 shares of common stock to a consultant as payment for services received in a private transaction not involving any solicitation or offering of such shares to anyone else.  The transaction was valued at $30,150, based on the trading price of the common stock at close on the preceding trading day.

On May 3, 2001, we issued a warrant for 30,000 shares of common stock to a consultant as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is exercisable over a period of eight months and has an exercise price of $2.50 per share. The warrant was valued at $16,500 using a modified Black-Sholes option pricing model.

On June 7, 2001, pursuant to an Agreement and Plan of Merger by and among Electric City Corp. and Electric City Great Lakes Acquisition Corporation, a wholly-owned subsidiary of Electric City on the one hand, and Great Lakes Controlled Energy Corporation and Eugene Boruki, and Denis Enberg (collectively, the "Sellers"), on the other hand, Electric City acquired Great Lakes Controlled Energy Corporation.  In connection with the acquisition, Great Lakes Controlled Energy Corporation was merged with, and into, the Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Great Lakes Controlled Energy Corporation.  The aggregate purchase price of $678,500 was paid to the Sellers in the form of 212,904 shares of Electric City common stock.  Electric City has agreed to register the shares of its common stock issued to the Sellers under the Securities Act of 1933, as amended.

On June 14, 2001 we issued 5,000 shares of common stock to a consultant as payment for services received in a private transaction not involving any solicitation or offering of such shares to anyone else.  The transaction was valued at $16,500, based on the trading price of the common stock at close on the preceding trading day.

On June 15, 2001 the Augustine Fund L.P. elected to exercise its option to convert 2,000 shares of the Company’s Series B Convertible Preferred Stock plus accrued but unpaid dividends into 1,472,244 shares of our common stock pursuant to the Certificate Of Designation Of The Relative Rights And Preferences Of The Series B Convertible Preferred Stock and we paid accrued dividends on the Series B Convertible Preferred Stock by issuing 56,764 shars of our common stock to the Augustine Fund L.P..

On June 23, 2001 we issued 500 shares of stock to an individual as a prize for participating in an investor conference in which the Company was featured.  The transaction was valued at $3,200, based on the trading price of the common stock at close on the preceding trading day.

We believe that all of these transactions were exempt from the registration requirements of the Securities Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.

ITEM 6.            Exhibits And Reports On Form 8-K.

(a)	Exhibits

	10.1	Convertible Senior Subordinated Promissory Note And Warrant Purchase Agreement Dated as of April 18, 2001 by and between Electric City Corp. and Newcourt Capital USA Inc.

	10.2	Convertible Senior Subordinated Promissory Note Dated as of April 18, 2001 by and between Electric City Corp. and Newcourt Capital USA Inc.

	10.3	Warrant Certificate to Purchase 1,700,000 Shares of Common Stock Par Value $.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA Inc.

	10.4	Registration Rights Agreement dated April 18, 2001 by and between Electric City Corporation and Newcourt Securities, Inc.

	10.5	Convertible Senior Subordinated Promissory Note Dated as of June 8, 2001 by and between Electric City Corp. and Newcourt Capital USA Inc.

	10.6	First Amendment to Convertible Senior Subordinated Promissory Note and Warrant Purchase Agreement dated July 31, 2001 by and between Electric City Corp. and Newcourt Capital USA Inc.

	10.7	Convertible Senior Subordinated Promissory Note Dated as of July 31, 2001 by and between Electric City Corp. and Newcourt Capital USA Inc.

	10.8	Warrant Certificate to Purchase 3,314,830 Shares of Common Stock Par Value $.0001 Per Share, of Electric City Corp. issued to Newcourt Securities, Inc.

	10.9	Securities Purchase Agreement dated July 31, 2001 between Electric City Corp. and Newcourt Capital USA Inc. (“CIT”), Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

	10.10	Investor Rights Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA Inc. (“CIT”), Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

	10.11	Stockholders Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA Inc. (“CIT”), Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

	10.12	Stock Trading Agreement, dated as of July 31, 2001, made by and among Newcourt Capital USA Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, Duke Capital Partners, LLC, Newcourt Capital Securities, Inc. and members of management of Electric City Corp.

	10.13	Escrow Agreement dated as of July 31, 2001 by and amoung Electric City Corp., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, Duke Capital Partners, LLC, Newcourt Capital Securities, Inc. and American National Bank and trust Company of Chicago

	10.14	Agreement And Plan Of Merger Between Electric City Corp. Electric City Great Lakes Acquisition Corporation and Great Lakes Controlled Energy Corporation Eugene Borucki and Denis Enberg dated June 7, 2001

	10.15	Commercial Building Lease Dated June 7, 2001, by and between Eugene Borucki, Denis Enberg and Great Lakes Controlled Energy Corp.

(b)	The Company did not file any reports on Form 8-K during the second quarter of 2001.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: August 14, 2001	By:	/s/ John Mitola

John Mitola
Chief Executive Officer (principal executive officer)

Dated: August 14, 2001	By:	/s/ Brian Kawamura

Brian Kawamura
President and Chief Operating Officer

Dated: August 14, 2001	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)