Form 10QSB
period 2001-09-30
ELECTRIC CITY CORP
filed 2001-11-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒                No ☐

31,068,719 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of October 31, 2001.

Transitional Small Business Disclosure Format: Yes☐     No ☒

ELECTRIC CITY CORP.

FORM 10-QSB

For The Quarter Ended September 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Electric City Corp.

Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2001 (Unaudited)	2000 (1)

Assets

Current Assets
Cash and cash equivalents	$5,569,298	$629,436
Accounts receivable, net	1,962,292	2,611,291
Inventories	1,759,845	2,000,353
Prepaid expenses and other, including $31,000 in notes receivable from employees as of September 30, 2001 and December 31, 2000	108,732	300,620

Total Current Assets	9,400,167	5,541,700

Net Property and Equipment	1,831,942	1,962,778

Cost in Excess of Assets Acquired, net of amortization of $1,004,158 and $593,319 at September 30, 2001 and December 31, 2000 respectively	4,764,460	4,626,939

Other Assets	2,280	2,699

	$15,998,849	$12,134,116

Electric City Corp.

Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2001	2000 (1)
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Line(s) of credit	$-	$852,200
Due to former distributors	-	1,252,853
Current maturities of long-term debt	478,425	577,984
Accounts payable	1,315,900	2,846,764
Accrued expenses	1,368,634	1,132,792
Deferred revenue	60,735	50,000

Total Current Liabilities	3,223,694	6,712,593

Deferred Revenue	341,667	379,167

Long-Term Debt, less current maturities	1,119,533	1,348,310

Common Stock Subject to Rescission	-	45,000

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized
Series A – 1,600,000 and 0 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively (liquidation value of $32,474,660 at September 30, 2001)	16,000	-
Series B – 0 and 2,000 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	-	20
Common stock, $.0001 par value; 60,000,000 shares authorized, 31,068,719 issued as of September 30, 2001 and 30,000,000 authorized, 28,954,755 issued as of December 31, 2000	3,107	2,894
Additional paid-in capital	41,011,388	22,456,335
Accumulated deficit	(29,708,040)	(18,801,703)

	11,322,455	3,657,546
Less treasury stock, at cost, 1,000 shares as of September 30, 2001 and December 31, 2000 Less treasury stock, at cost, 1,000 shares as of September 30, 2001 and December 31, 2000	(8,500)	(8,500)

Total Stockholders’ Equity	11,313,955	3,649,046
	$15,998,849	$12,134,116

See accompanying notes to condensed consolidated financial statements

(1)      Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the twelve month period ended December 31, 2000

Electric City Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

Three months ended, September 30	2001	2000
Revenue	$1,548,483	$1,661,545

Expenses
Cost of sales	1,821,533	1,443,627
Selling, general and administrative	2,697,494	2,041,303
	4,519,027	3,484,930
Operating loss	(2,970,544)	(1,823,385)

Other Income (Expense)
Interest income	53,860	8,946
Interest expense	(1,683,343)	(93,284)

Total other income (expense)	(1,629,483)	(84,338)

Net Loss	(4,600,027)	(1,907,723)

Less Preferred Stock Dividends	(16,412,959)	-

Net Loss Available to Common Shareholder	$(21,012,986)	$(1,907,723)

Basic and Diluted Loss Per Common Share	$(0.68)	$(0.07)

Weighted Average Common Shares Outstanding	30,820,389	28,529,481

See accompanying notes to condensed consolidated financial statements

Electric City Corp

Condensed Consolidated Statement of Operations

(Unaudited)

Nine months ended, September 30	2001	2000
Revenue	$7,488,807	$3,813,074

Expenses
Cost of sales	7,227,026	3,374,982
Selling, general and administrative	7,717,178	5,609,916
Repurchase of distributor territories & legal settlement	-	1,680,394
	14,944,204	10,665,292
Operating loss	(7,455,397)	(6,852,218)

Other Income (Expense)
Interest income	54,618	226,675
Interest expense	(3,505,558)	(189,558)

Total other income (expense)	(3,450,940)	37,117

Net Loss	(10,906,337)	(6,815,101)

Less Preferred Stock Dividends	(16,670,213)	-

Net Loss Available to Common Shareholder	$(27,576,550)	$(6,815,101)

Basic and Diluted Loss Per Common Share	$(0.93)	$(0.24)

Weighted Average Common Shares Outstanding	29,698,294	28,354,221

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Statement of Condensed Consolidated Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2000	28,944,755	$2,894	-	$-	2,000	$20	$22,456,335	$(18,801,703)	$(8,500)	$3,649,046

Release of shares subject to rescission	10,000	1	-	-	-	-	44,999	-	-	45,000
Issuance of Series A Convertible Preferred Stock for cash (net of offering costs of $521,511)	-	-	1,200,000	12,000	-	-	11,466,489	-	-	11,478,489
Issuance of common stock to purchasers of Series A Convertible Preferred Stock	320,868	32	-	-	-	-	(32)	-	-	-
Conversion of Sr. Subordinated Promissory Note to Series A Convertible Preferred Stock	-	-	320,000	3,200	-	-	3,196,800	-	-	3,200,000
Shares of Series A Convertible Preferred Stock issued as commission on placement of Series A Convertible Preferred Stock	-	-	80,000	800	-	-	(800)	-	-	-
Shares issued for acquisition of Great Lakes Controlled Energy Corporation	212,904	21	-	-	-	-	678,479	-	-	678,500
Conversion of Series B Preferred Stock	1,472,244	147	-	-	(2,000)	(20)	(127)	-	-	-
Cumulative dividends on Series A Preferred Stock	-	-	-	-	-	-	(237,333)	-	-	(237,333)
Cumulative dividends on Series B Preferred Stock	-	-	-	-	-	(165,230)	-	-	(165,230)
Satisfaction of accrued dividends through the issuance of common stock	56,764	6	-	-	-	-	198,100	-	-	198,106
Issuance of shares in exchange for services received	25,500	3	-	-	-	-	59,809	-	-	59,812
Warrants issued in exchange for services received	-	-	-	-	-	-	396,902	-	-	396,902
Warrants issued in connection with Senior Subordinated Convertible Promissory Note	-	-	-	-	-	-	2,917,000	-	-	2,917,000
Issuance of shares upon cashless exercise of warrant	25,684	3	-	-	-	-	(3)	-	-	-
Net loss for the nine months ended September 30, 2001	-	-	-	-	-	-	-	(10,906,337)	-	(10,906,337)

Balance, September 30, 2001	31,068,719	$3,107	1,600,000	$16,000	-	$-	$41,011,388	$(29,708,040)	$(8,500)	$11,313,955

See accompanying notes to condensed consolidated financial statements.

Electric City Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30	2001	2000
Cash Flow from Operating Activities

Net loss	$(10,906,337)	$(6,815,101)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Depreciation and amortization	603,713	403,391
Amortization of capitalized cost of financing	186,653	-
Amortization of original issue discount	2,917,000	-
Issuance of shares and warrants in exchange for services received	456,714	115,232
Repurchase of distributor territories	-	1,354,794
Settlement of lawsuit	-	325,600
Accrued interest on notes payable	174,027	35,763
Loss on disposal of fixed assets	8,366	-
Changes in assets and liabilities, net of acquisition
Accounts receivable	818,290	(317,653)
Inventories	265,508	(755,325)
Other current assets	191,635	(121,877)
Accounts payable	(1,414,656)	526,220
Accrued expenses	(231,208)	(176,435)
Deferred revenue	(17,089)	(137,500)
Net cash used in operating activities	(6,947,385)	(5,562,893)
Cash Flows (Used In) Provided by Investing Activities
Cash obtained in acquisition	-	67,585
Repayment of stockholder loan	-	600,000
Proceeds from the disposal of fixed assets	47,599	-
Purchase of property and equipment	(114,991)	(181,772)
Net cash (used in) provided by investing activities	(67,392)	485,812
Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	(362,548)	(968,360)
Net borrowings (payment) on line of credit	(852,200)	250,000
Payment on long-term debt	(517,203)	(24,482)
Proceeds from issuance of senior subordinated convertible promissory note	3,200,000	-
Proceeds from long-term debt	551,414	-
Payment of note payable to distributors	(1,356,660)	-
Proceeds from issuance of Series A Convertible Preferred Stock	12,000,000	-
Issuance costs related to Series A Convertible Preferred Stock	(521,511)	-
Cash paid for deferred financing fees	(186,653)	-
Proceeds from private placement – net	-	44,900
Amounts refundable from private placement	-	(110,000)
Purchase of treasury stock	-	(8,500)
Net cash provided by (used in) financing activities	11,954,639	(816,442)
Net Increase (Decrease) in Cash and Cash Equivalents	4,939,862	(5,893,523)

Cash and Cash Equivalents, at beginning of period	629,436	6,166,197

Cash and Cash Equivalents, at end of period	$5,569,298	$272,674

Supplemental Disclosure of Cash Flow Information

In June 2001, the Company purchased Great Lakes Controlled Energy Corporation for 212,904 shares of the Company’s common stock valued at $678,500.  The related assets and liabilities at the date of acquisition were as follows:

Accounts receivable	$340,570
Inventory	25,000
Property and equipment	3,011
Cost in excess of assets acquired	548,361
Assets acquired	916,942
Accounts payable	45,396
Accrued expenses	193,046
Stock issued to seller	678,500

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$279,109	$178,648
Accrual satisfied through issuance of stock	198,100	35,372

Non-cash Financing Activities

In September 2001 the holders of the Senior Subordinated Convertible Promissory note in the amount of $3,200,000 elected to convert the note into 320,000 shares of the Company’s Series A Convertible Preferred Stock

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Notes to Financial Statements

1.	Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2000.

2.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $4,764,460. Amortization expense during the nine-month period ended September 30, 2001 was $410,839. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

3.	Acquisition of Great Lakes Controlled Energy Corporation

Effective June 7, 2001, the Company acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), a building and environmental control systems integrator, from Great Lake’s shareholders (the “Sellers”) for an aggregate purchase price of $678,500 which was paid to the Sellers in the form of 212,904 shares of the Company’s common stock. The purchase price was arrived at through arms’ length negotiations between Electric City and the Sellers. Great Lakes is currently operated as a wholly-owned subsidiary of the Company.

The purchase price paid exceeded the value of the assets acquired by $548,361, which is being amortized on a straight-line basis over ten years. The acquisition was recorded using the purchase method of accounting. The Company’s statement of operations includes the results of Great Lakes from the date of the acquisition.

4.	Net Loss Per Share

The Company computes net loss per share under Statement of Financial Accounting Standards No. 128 “Earnings Per Share.”  This Statement requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighted average common shares outstanding.  Basic net loss per share includes all common stock issued.  The Company has not included the outstanding options warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted net loss per share for the three months and nine months ended September 30, 2001 and 2000 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders because to do so would be antidilutive:

	September 30, 2001	September 30, 2000
Three months ended	18,516,506	9,344,533
Nine months ended	12,725,181	9,060,208

5.	Inventories	Inventories consisted of the following:

	September 30, 2001	December 31, 2000
Raw materials	$1,524,462	$1,356,874
Work in process	45,459	36,333
Finished goods	189,924	607,146
	$1,759,845	$2,000,353

6.	Senior Subordinated Convertible Promissory Notes

In September 2000, the Company retained Newcourt Capital Securities, Inc. (“Newcourt Capital Securities”), an affiliate of Tyco Capital (formerly, the CIT Group, Inc.), to act as its exclusive placement agent in an effort to raise additional equity to improve the Company’s liquidity and provide the growth capital required to support the execution of its business plan. To provide liquidity during the equity raising process, the Company issued to Newcourt Capital USA, Inc. (“Newcourt Capital USA”), also an affiliate of Tyco Capital, three Senior Subordinated Convertible Promissory Notes (the “Notes”), in the principal amounts of $1,000,000, $1,000,000 and $1,200,000, on April 18, June 8 and July 31, 2001, respectively. These Notes were convertible, at the option of Newcourt Capital USA, into shares of the Company’s Series A Convertible Preferred Stock at a conversion price of $10 per share.  The Notes bore interest at an interest rate of prime plus 3%.  Along with the Note issued in April, Newcourt Capital USA received warrants to purchase 1,700,000 shares of our common stock. The warrants had an exercise price of $2.50, a term of 2 years and were valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of these warrants was recorded as a discount on the related debt and was amortized over the life of the debt using the interest method. With the issuance of the third Note in July, the warrant issued to Newcourt Capital USA was surrendered and replaced with a warrant issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock at $1.00 per share over a seven-year period.  This warrant was valued at $1,200,000 using a modified Black-Sholes option pricing model, and was amortized over the life of the Note using the interest method.  The Notes were converted into 320,000 shares of Series A Convertible Preferred Stock on September 7, 2001, concurrent with the closing of the Company’s Series A Convertible Preferred Stock transaction.  Accrued interest of $76,050 was paid in cash on the date of conversion.

7.	Issuance of Series A Convertible Preferred Stock

On July 31, 2001, the Company entered into a securities purchase agreement with five investors under which the Company would receive $16,000,000 in gross proceeds for the issuance of a package of securities that included, in the aggregate, 1,600,000 shares of Series A Convertible Preferred Stock, 320,868 shares of common stock, warrants to purchase 400,000 shares of the Series A Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 3,000,000 shares of the Company’s common stock initially exercisable at a price of $1.00 per share  (the “Transaction”).  The investors included Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (the “Investors”).  Gross proceeds of $12 million received from Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. was placed into escrow pending approval of the Transaction by the Company’s shareholders. The Transaction was approved by the Company’s shareholders at our annual meeting held on August 30, 2001. On September 7, 2001, the Transaction closed and funds were released from escrow. Concurrent with the closing, Newcourt Capital USA converted the three Senior Subordinated Promissory Notes into 320,000 shares of the Company’s Series A Convertible Preferred Stock and also received 80,000 shares of Series A Convertible Preferred Stock, equal to $800,000, which was the fee (calculated as 5% of the gross proceeds of $16,000,000) earned by Newcourt Capital Securities for acting as the placement agent on the Transaction.

The securities issued as part of the Transaction included:

•1,200,000 shares of Series A Convertible Preferred Stock issued to the Investors (except Newcourt);

•320,000 shares of Series A Convertible Preferred Stock issued to Newcourt Capital USA in exchange for the conversion of $3.2 million of Senior Subordinated Convertible Promissory Notes,

•80,000 shares of Series A Convertible Preferred Stock, equal to $800,000, which was the fee (calculated as 5% of the gross proceeds of $16,000,000) earned by Newcourt Capital Securities for acting as the placement agent on the Transaction;

•320,868 shares of common stock;

•Warrants to purchase 3 million shares of common stock at an initial exercise price of $1.00 per share for a period of seven years; and

•Warrants to purchase 400,000 of Series A Convertible Preferred Stock at an initial exercise price of $10.00 per share for a period of one year.

The Series A Convertible Preferred Stock carries a dividend rate of 10% per year, which is payable during the first three years following issuance at the Company’s option, in cash or additional shares of Series A Convertible Preferred Stock.  After three years all dividends must be paid in cash and the dividend rate will increase ½% every six months until it reaches 15% per year.

The Series A Convertible Preferred Stock is convertible at anytime into shares of the Company’s common stock at the conversion rate of ten shares of common stock for each share of Series A Convertible Preferred Stock.  Shares of Series A Convertible Preferred Stock have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series A Convertible Preferred Stock to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of the Company’s assets and similar events.

The Series A Convertible Preferred Stock possesses a liquidation preference over all other classes of the Company’s equity.  The holders of the Series A Convertible Preferred Stock also have the right to nominate and elect up to four members to our board of directors, depending on the number of shares of Series A Convertible Preferred Stock outstanding. In addition, the holders of the Series A Convertible Preferred Stock have special approval rights over certain matters, including but not limited to, mergers and acquisitions, the issuance of additional debt or equity securities, the sale of assets outside the normal course of business, the payment of dividends, the hiring or firing of our Chief Executive Officer or President, significant capital expenditures, and amendments to the Company’s Certificate of Incorporation and/or by-laws that in any way that could adversely affect the rights of the holders of our Series A Convertible Preferred Stock.  For a more complete description of the rights and features of the Series A Convertible Preferred Stock please refer to the Company’s proxy statement filed on Form 14A, dated August 14, 2001.

Proceeds from the Transaction were allocated to the Series A Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values.  The Series A Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue.  The value of this beneficial conversion feature was determined based on the value allocated to the Series A Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature is deemed to be equivalent to a non-cash preferred stock dividend and was limited to the gross proceeds received as part of the Transaction.  The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $16,000,000, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the three month and nine month periods ended September 30, 2001.

The Company accrued dividends on the Series A Convertible Preferred Stock from the date funds were placed in escrow, or from the date the Senior Subordinated Note was converted into Series A Convertible Preferred Stock as the case may be, totaling $237,333 during the quarter.  On October 17th the Company’s board of directors approved payment of the dividend through the issuance of additional shares of Series A Convertible Preferred Stock.  The shares of Series A Convertible Preferred Stock received by the holders are currently convertible at the equivalent of $1.00 per share, which was a discount to the market value of the Company’s common stock as of September 30, 2001 of $0.74 per share.  The aggregate difference between the conversion price and the current market value of $175,626 was deemed to be equivalent to a non-cash preferred dividend.

8.	Conversion of Series B Preferred Stock

On October 17, 2000, the Company completed the sale of 2,000 shares of its Series B Convertible Preferred Stock, along with the warrants to purchase 200,000 shares of its common stock at an exercise price of $4.425 per share, to the Augustine Fund L.P. (“Augustine”) for $2,000,000 in gross proceeds. The Series B Convertible Preferred Stock accrued dividends at the rate of 8% per year, payable at the Company’s option in cash or the common stock of the Company. The Series B Convertible Preferred Stock and all accrued but unpaid dividends thereon was convertible at anytime into shares of the Company’s common stock at a conversion ratio equal to the lower of $4.06 per share or 75% (the “Conversion Percentage”) of the average of the three lowest closing bid prices of our common stock during the 30 consecutive trading days immediately prior to conversion. The Company was obligated to file a registration statement and have it declared effective within 180 days of the date of issuance of the Series B Convertible Preferred Stock.  For every month that the registration statement was not declared effective after this 180 day period, the Conversion Percentage decreased by 2% per month until (i) the registration statement was declared effective, or (ii) the Series B Convertible Preferred Stock was converted into common stock of the Company.

Effective June 15, 2001, Augustine elected to convert their 2,000 shares of Series B Convertible Preferred Stock outstanding into 1,472,244 shares of the Company’s common stock. The conversion price was $1.36, calculated as 71% (75% minus 2 percentage points for each thirty days that such registration statement was not declared effective, beginning on April 17, 2001 and ending on June 15, 2001) of the average of the three lowest selling prices per share of the Company’s common stock over the 30 consecutive trading days preceding June 15. In addition, the Company elected to pay the accrued dividends on the Series B Convertible Preferred Stock in 56,764 shares of its common stock, which dividends were calculated based upon a conversion price of $1.36 per share. The issuance of common stock at a conversion price below the market price in satisfaction of the Series B Preferred Stock dividend was deemed to be equivalent to a non-cash preferred dividend.  As a result the Company recorded a non-cash deemed dividend on the date of payment of $92,024.

9.	Dividends	The total dividends reported during the three-month and nine-month periods ended September 30, 2001 are comprised of the following:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Series A Convertible Preferred dividend, payable in cash or Series A Preferred Stock	$237,333	$237,333

Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock (see note 7)	16,000,000	16,000,000

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend (see note 7)	175,626	175,626

Series B Preferred dividend, paid though issuance of Series B Preferred Stock	-	165,230

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series B Preferred dividend (see note 8)	-	92,024

Total	$16,412,959	$16,670,213

No cash dividends were paid on any series of stock during the three-month or nine-month period ended September 30, 2001.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  The Company’s actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a developer, manufacturer and integrator of energy saving technologies, custom electric switchgear and an integrator of building and environmental control systems. Our premier energy saving product is the EnergySaver™ system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver™ system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc., custom electric switchgear, including our TP3 line of pre-packaged electrical distribution panels designed for use in telecommunications and Internet network centers, and through our subsidiary, Great Lakes Controlled Energy Corp., we design, install and monitor building control and environmental systems.

On August 31, 2000, we acquired Switchboard Apparatus, Inc. (“Switchboard”), a manufacturer of electrical switchgear and distribution panels located in Broadview, Illinois and on June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), an integrator of building and environmental control systems located in Elk Grove Village, Illinois. As a result of these acquisitions, Switchboard and Great Lakes became, and are currently operated as, wholly owned subsidiaries of the Company. The acquisitions were recorded using the purchase method of accounting. Accordingly, only one month of Switchboard’s results and none of Great Lakes’ results are included in Electric City’s results for the period ended September 30, 2000.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City and its subsidiaries are generated from the sale of products, primarily in the U.S.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Our total revenue for the three-month period ended September 30, 2001 decreased approximately $113,000 or 6.8% to $1,548,483 as compared to $1,661,545 for the quarter ended September 30, 2000.  Revenue related to EnergySavertm sales decreased approximately $18,000 when compared to the same period in 2000.  Revenue from the sale of building automation products and services increased approximately $105,000 in the third quarter of 2001 when compared to the same period in 2000 due to the acquisition of Great Lakes Controlled Energy in June of 2001.  Revenues derived from the sale of switchgear and distribution panels declined approximately $200,000 or 16% during the third quarter as compared to the same period in 2000.  The decline in switchgear and distribution panel revenue was primarily the result of a slowdown in both general construction activity and construction activity in the telecom industry.

Cost of sales for the three-month period ended September 30, 2001 totaled $1,821,533, as compared to $1,443,627 for the three-month period ended September 30, 2000.  Gross profit for the third quarter of 2001 declined approximately $490,000 to a loss of $273,000 from income of $218,000 in the third quarter of 2000.  The loss reported in the third quarter of 2001 was primarily due to our failure to shed costs in response to the decline in switchgear and distribution sales during the period.  We implemented an employee layoff in late September 2001, which we believe will contribute to improved earnings in future periods.

SG&A for the three-month period ended September 30, 2001 increased approximately $656,190, or 32% to $2,697,493, as compared to $2,041,303 for the three-month period ended September 30, 2000.  The inclusion of Switchboard and Great Lakes’ results is responsible for approximately $435,000 of this increase.  Approximately $108,000 of the increase was related to increased payroll in sales and operations and approximately $58,000 were for franchise taxes.

Other income (expense) for the three-month period ending September 30, 2001 increased $1,545,145 to $1,629,483 from $84,338 for the three-month period ended September 30, 2000. Most of the increase was related to charges associated with the three Senior Subordinated Convertible Promissory Notes issued to Newcourt Capital USA in April, June and July 2001. Included with these notes were detachable warrants issued to Newcourt Capital Securities, an affiliate of Newcourt Capital USA, to purchase 3,314,830 shares of our common stock. These warrants were value at $2,917,000 using a modified Black-Sholes option pricing model. We are required to recognize the value of these warrants as a discount on the related debt.  The discount is amortized as and appears as interest expense over the term of the debt. We also incurred $186,653 in professional fees related to the notes and ancillary documents, which were deferred and amortized over the term of the note.  As a result, interest expense for the third quarter of 2001 includes $1,492,671 related to the amortization of the value of the warrants given to Newcourt and $45,832 of expense related the amortization of deferred issuance costs.  Of the remaining increase in interest expense, approximately $18,000 was related to increased borrowings on our line of credit, approximately $49,000 was related to the Senior Subordinated Convertible Promissory Notes, and approximately $13,000 was related to various notes issued by our subsidiaries.

During the three-month period ended September 30, 2001 we recorded a non-cash deemed dividend of $16,000,000 related to the beneficial conversion feature of the Series A Convertible Preferred Stock issued during the quarter.  We also accrued dividends of $237,333 on the Series A Convertible Preferred Stock and incurred a non-cash deemed dividend of $175,626 as a result of our decision to satisfy the dividend through the issuance of additional shares of Series A Convertible Preferred Stock.  No dividends were recorded for the same period in 2000.

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000.

Our total revenue for the nine-month period ended September 30, 2001 increased $3,675,733 or 96% to $7,488,807 as compared to $3,813,074 for the nine-month period ended September 30, 2000.  Most of the increase was in the sale of switchgear that benefited from the inclusion of nine months of results from Switchboard Apparatus, which we acquired on August 31, 2000.

Cost of sales for the nine-month period ended September 30, 2001 totaled $7,227,026 as compared to $3,374,982 for the nine-month period ended September 30, 2000. Gross profit for the nine-month period ended September 30, 2001 decreased $176,311 or 40% to $261,781 as compared to $438,092 for the same period in the prior year.  The margins earned on the sale of switchgear and distribution panels turned negative during the third quarter of 2001 due to reduced utilization of our manufacturing facilities and our inability to quickly reduce costs to match the decline in switchgear and distribution panel sales.

SG&A for the nine-month period ended September 30, 2001 increased approximately $2,107,261, or 38% to $7,717,177 as compared to $5,609,916 for the nine-month period ended September 30, 2000.  The inclusion of the results of Switchboard and Great Lakes is responsible for approximately $1,258,000 of this increase.  Approximately $875,000 of the total increase in SG&A was related to increased investor relations activities, the majority of which was paid through the issuance of our common stock or warrants to purchase our common stock.  Payroll related expenses contributed approximately $350,000 to the increase in SG&A.  Most of the increase in payroll was related to the addition of sales and operations staff during late 2000 and early 2001.  Research and development expenses also increased $67,000 and we incurred approximately $58,000 in expense related to Illinois franchise taxes.  These increases in SG&A expense were partially offset by reductions totaling $504,000 for outside legal, engineering and recruiting services.

Other income (expense) for the nine-month period ending September 30, 2001 totaled $3,450,940 of expense as compared to $37,117 of income for the nine-month period ended September 30, 2000.  Most of the increase in other expense was related to charges associated with the three Senior Subordinated Convertible Promissory Notes issued to Newcourt Capital USA during April, June and July 2001. Included with these notes were warrants issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock.  These warrants were valued at $2,917,000 using a modified Black-Sholes option pricing model.  We are required to recognize the value of these warrants as a discount on the related debt and to amortized the discount as interest expense over the life of the debt. We also incurred $186,653 in professional fees related to the notes and ancillary documents, which we deferred and amortized over the term of the notes. The discount and deferred expenses were completely amortized and reported as interest expense during the period from April 18, 2001 to September 7, 2001. Of the remaining increase in interest expense, approximately $72,000 was associated with the note payable to distributors for the repurchase of certain distributor territories, approximately $65,000 was related to increased borrowings on our line of credit, approximately $76,000 was related to the Senior Subordinated Convertible Promissory Notes, and approximately $53,000 was related to various notes issued by our subsidiaries. A decline in interest income of $172,057, the result of lower excess cash balances, also contributed to the increase in other expense.

During the nine-month period ended September 30, 2001 we recorded non-cash dividends of $16,670,213, comprised of the following:

Series A Convertible Preferred Stock dividend, payable in cash or Series A Preferred Stock	$237,333
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock	16,000,000
Deemed dividend associated with beneficial conversion price on Series A Convertible Preferred dividend	175,626
Series B Convertible Preferred Stock dividend, paid in shares of Series B Preferred Stock	165,230
Deemed dividend associated with beneficial conversion price on Series B Convertible Preferred Stock dividend	92,024
Total	$16,670,213

The dividends on our Series A Convertible Preferred Stock were satisfied through the issuance of 237,333 shares of our Series A Convertible Preferred Stock in October 2001. The accrued dividends on the Series B Preferred Stock were satisfied through the issuance of 56,764 shares of our common stock in June 2001. No dividends were recorded for the same period in the prior year.

We have not recorded any provision for future tax refunds as the realization of the benefit cannot be assured at this time. Our net operating loss carry forward, which can be used to reduce future taxable income, as of the end of September 2001, was approximately $29 million.

Liquidity and Capital Resources

As of September 30, 2001, we had cash and cash equivalents of $5,569,298, as compared to  $629,436 on December 31, 2000. Our debt obligations as of September 30, 2001 consisted of a mortgage of approximately $747,000 on our facility in Elk Grove Village Illinois, an equipment loan of $450,000, vehicle loans of approximately $34,000, and a note due the seller of Marino Electric of approximately $346,000.

Our principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, and the funding of inventory and accounts receivable, and capital expenditures.  We have financed our operations since inception through the private placement of our common stock, preferred stock and various secured and unsecured loans.

Net cash increased $4,939,862 during the first nine months of 2001 as compared to declining $5,893,523 during the same period in 2000.  Operating activities consumed $6,947,385 and $5,562,893 during the first nine months of 2001 and 2000, respectively. Cash used to fund the net loss was the primary operating use of cash in each of the periods covered. Proceeds from the issuance of our Series A Convertible Preferred Stock were also used during the most recent period to pay past due accounts payable and accrued expenses, including salaries and business related expenses of senior management that were voluntarily deferred.

Investing activities used $67,393 during the nine-month period ending September 30, 2001, as compared to providing $485,812 during the nine-month period ending September 30, 2000. During the first nine months of 2001 we invested $114,992 in capital assets and sold unused capital assets that generated $47,599 in net proceeds.  During the first nine months of 2000 we invested $181,772, but this investment was more than offset by a repayment of a loan to a stockholder that generated $600,000 of cash during the period.  The period also benefited from $67,585 in cash obtained as part of the acquisition of Switchboard Apparatus.

Financing activities generated $11,954,639 during the nine-month period ending September 30, 2001, versus consuming $816,442 during the same period in 2000.  During the 2001 period we completed an issuance of our Series A Convertible Preferred Stock, which generated net proceeds of $11,478,489, and issued three Senior Subordinated Convertible Promissory Notes which generated net proceeds of $3,013,347. The three Senior Subordinated Convertible Promissory Notes were converted into 320,000 shares of our Series A Convertible Preferred Stock on September 7, 2001.  From the proceeds of these two issuances we used $852,200 to pay down our line of credit with American National Bank, and $1,356,660 to retire the notes payable to former distributors for the repurchase of their distribution territories. During the period we also made scheduled payments of $430,123 on various notes payable, including $362,548 payable to the sellers of Marino Electric.  In March 2001 we refinanced and increased an equipment loan, generating approximately $50,000.  During the period we also borrowed $51,415 to finance the cost of three new vehicles. During the first nine months of 2000 we paid $968,360 of the amounts due to the sellers of Marino Electric, made scheduled principal payment on our mortgage and auto loans of $24,482, refunded $110,000 to two investors in the private placement before issuance of their stock and repurchased 1,000 shares of our common stock at a cost of $8,500. These uses of cash were partially offset by borrowings of $250,000 on our line of credit and $44,900 received as part of the private placement that closed in January 2000.

In March 2001, we replaced loans we had with LaSalle Bank N.A. and Oxford Bank & Trust with a credit facility from American National Bank and Trust Company of Chicago. The new facility includes a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank’s corporate base rate, which was 6% on September 30, 2001. Availability under the line is tied to our inventory and receivable balances.  The term note has a term of three years and bears interest at the bank’s corporate base rate. These credit facilities are secured by all of the Company’s assets, other than real estate and require the Company to meet certain financial covenants including a total debt service coverage ratio and a minimum net worth requirement.  There were no borrowings on the line of credit as of September 30, 2001. The Company’s ability to utilize the line of credit in the future will in part depend on its ability to meet credit facility’s financial covenants.

We issued three Senior Subordinated Convertible Promissory Notes to Newcourt Capital USA in April, June and July 2001which totaled $3.2 million. The notes issued in April and June were to initially mature on July 16, 2001, but were subsequently extended to September 16, 2001. The three notes bore interest at the rate of prime plus 3%. Along with the note issued in April, Newcourt Capital USA received warrants to purchase 1,700,000 shares of our common stock. The warrants had an exercise price of $2.50, a term of 2 years and were valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of these warrants was recorded as a discount on the related debt and was amortized over the life of the debt using the interest method. With the issuance of the third note in July, the warrant issued to Newcourt Capital USA was surrendered and replaced with a warrant issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock at $1.00 per share over a seven-year period.  This warrant was valued at $1,200,000 using a modified Black-Sholes option pricing model, and was amortized over the life of the note using the interest method.

Our independent certified public accountants modified their opinion on our December 31, 2000 consolidated financial statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern primarily as a result of our continuing losses and lack of liquidity.  Our liquidity at the current time is greatly improved as a result of the issuance of the Series A Convertible Preferred Stock and the conversion of the three Senior Subordinated Convertible Promissory Notes. However, our management and board of directors believe that it would be prudent to add to our current liquidity by raising an additional $2 million to $4 million through the private placement of our preferred stock. This added liquidity may be required if our sales and profitability do not meet managements’ expectations during the next 9 to 15 months. We are currently in serious discussions with several potential investors regarding such an issuance and hope to complete our fund raising efforts before the end of the current year. In the meantime we have taken steps to reduce our expenses in an effort to preserve our cash balances.

If, by the middle of next year our sales and profitability do not to improve and we are unable to raise additional capital, we will have to scale back our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern, though such a reorganization will not necessarily guarantee our ability to continue as a going concern.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City’s current expectations about its future results, performance, prospects and opportunities.  Electric City has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions.  These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City’s actual results, performance, prospects or opportunities in the remainder of 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, the Company’s ability to successfully integrate acquired businesses, products and technologies, the Company’s ability to manage its growth, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results.  For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

PART II.  OTHER INFORMATION

ITEM 2.      Changes In Securities

On July 31, 2001 Newcourt Capital USA, Inc. surrendered its warrant to purchase 1,700,000 shares of our common stock that it received on April 18, 2001, which was replaced by a warrant issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock. The warrant, which was issued in connection with the issuance of our $1,200,000 Senior Subordinated Convertible Promissory Note, is exercisable over a 7-year period at an exercise price of $1.00 per share.  The value of the warrant was limited to the $1,200,000 principal amount of the note.

On August 2, 2001, the holder of a warrant to purchase 40,000 shares of our common stock at $1.36 per share elected to exercise the warrant on a cashless basis, as permitted under the terms of the warrant, receiving a total of 25,684 shares of common stock.

On August 8, 2001, we issued a warrant to purchase 3,500 shares of our common stock to a consultant as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is exercisable over a period of five months and has an exercise price of $2.00 per share. The warrant was valued at $5,775 using a modified Black-Sholes option pricing model.

On August 14, 2001, we issued a warrant to purchase 15,000 shares of our common stock to a consultant as partial payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is exercisable over a period of five months and has an exercise price of $2.30 per share. The warrant was valued at $19,650 using a modified Black-Sholes option pricing model.

On August 28, 2001, we issued a warrant to purchase 15,000 shares of our common stock to the same consultant as the final payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is exercisable over a period of four months and has an exercise price of $2.30 per share. The warrant was valued at $7,800 using a modified Black-Sholes option pricing model.

On August 29, 2001, we amended an existing warrant held by a consultant to extend its expiration date by six months to June 30, 2002 as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is for 200,000 shares with a price of $2.00 per share.  The changes to this warrant were valued at $108,000 using a modified Black-Sholes option pricing model.

On September 7, 2001, we issued the following securities for an aggregate purchase price of $16,000,000 pursuant to the Securities Purchase Agreement dated July 31, 2001 between Electric City Corp and Newcourt Capital USA, Inc. (“Newcourt Capital USA”), Duke Capital Partners, LLC (“Duke Capital”), EP Power Finance, L.L.C. (“EPP”), Morgan Stanley Dean Witter Equity Funding, Inc. (“Morgan Stanley”) and Originators Investment Plan, L.P. (“OIP”). OIP is an affiliate of Morgan Stanley and therefore, Morgan Stanley is deemed to be the beneficial owner of shares held by OIP.:

•  400,000 shares of our Series A Convertible Preferred Stock to each of Newcourt Capital USA, Duke Capital, and EPP, 380,000 shares of our Series A Convertible Preferred Stock to Morgan Stanley and 20,000 shares of our Series A Convertible Preferred Stock to OIP. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock and is exercisable beginning on November 7, 2001.

•  Warrants to purchase 100,000 shares of our Series A Convertible Preferred Stock to each of Newcourt Capital USA, Duke Capital and EPP, warrants to purchase 95,000 shares of our Series A Convertible Preferred Stock to Morgan Stanley and warrants to purchase 5,000 shares of our Series A Convertible Preferred Stock to OIP. These warrants are initially exercisable during a one year period at $10.00 per share and each share of Series A Preferred Stock is convertible into 10 shares of our common stock.

•  80,217 shares of our common stock to each of Newcourt Capital USA, Duke Capital and EPP, 76,206 shares of our common stock to Morgan Stanley and 4,011 shares of our common stock to OIP.

•  Warrants to purchase 750,000 shares of our common stock to each of Newcourt Capital USA, Duke Capital and EPP, warrants to purchase 712,500 shares of our common stock to Morgan Stanley and warrants to purchase 37,500 shares of our common stock to OIP. These warrants are initially exercisable during a seven year period at $1.00 per share and are exercisable beginning on November 7, 2001.

We believe that all of these transactions were exempt from the registration requirements of the Securities Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On August 30, 2001, we held our annual meeting of stockholders for the fiscal year ended December 31, 2000. At the annual meeting, ten nominees to our Board of Directors were elected to hold office for a one year term ending at our 2001 annual meeting of stockholders or until their respective successors were duly elected and qualified. Those elected included Messrs. John P. Mitola, Brian J. Kawamura, Michael S. Stelter, John J. Callahan, Victor L. Conant, Robert J. Manning, Kevin P. McEneeely, Gerald A. Pientka, James T. Stumpe and Roscoe C. Young II. As of the record date of July 27, 2001, there were 30,722,168 shares of our common stock outstanding. Of the outstanding shares, 19,743,067 shares were represented in person or by proxy at our annual meeting, with results for each director as follows:

Director	For	Withheld
John P. Mitola	19,691,122	51,945
Brian J. Kawamura	19,701,122	51,945
Michael S. Stelter	19,719,572	23,495
John J. Callahan	19,719,622	23,445
Victor L. Conant	19,659,213	83,854
Robert J. Manning	19,702,172	40,895
Kevin P. McEneely	19,711,962	31,105
Gerald A. Pientka	19,718,822	24,245
James T. Stumpe	19,719,572	23,495
Roscoe C. Young II	19,702,222	40,845

Other matters that were submitted for ratification or approval to our stockholders included the following:

Our Board of Directors appointed BDO Seidman, LLP, independent public accountants, as auditors of our financial statements for the year ending December 31, 2001, and to perform other audit and accounting activities as we or our Board of Directors may request from time to time. At the annual meeting, we asked our stockholders to ratify the appointment of BDO Seidman, LLP as our auditors. Of 19,743,067 shares represented in person or by proxy at our annual meeting, 19,733,093 shares were voted in favor of ratification, 8,250 shares were voted against ratification and 1,724 shares abstained from voting.

Our Board of Directors adopted the 2001 Stock Incentive Plan with an aggregate number of shares of common stock that may be delivered under the Plan initially limited to 800,000. The number of shares that may be delivered under the Plan will increase on January 1st of each year, beginning January 1, 2002 by 500,000 (unless the number of shares of our common stock declines to less than 10,000,000, in which case the increase will be equal to 5% of the number of shares of our common stock outstanding). At the annual meeting, we asked our stockholders to approve the 2001 Stock Incentive Plan. Of 19,743,067 shares represented in person or by proxy at our annual meeting, 19,601,710 shares were voted in favor of approval, 130,251 shares were voted against approval and 11,106 shares abstained from voting.

Our Board of Directors approved an amendment to our Certificate of Incorporation to increase our authorized shares of capital stock from 65,000,000 to 90,000,000 and our authorized shares of common stock from 60,000,000 to 85,000,000. The purpose of the amendment was to increase the number of authorized shares of our common stock to 85,000,000, and thus increase our authorized capital stock to 90,000,000, principally to provide sufficient authorized common stock that would allow us to complete the issuance of securities contemplated by our issuance of up to $20 million of our Series A Convertible Preferred Stock with a group of investors. In addition, the increase would provide us with additional authorized but unissued shares of common stock for general corporate purposes, including issuances pursuant to stock incentive plans for employees, officers and directors, possible future acquisitions and possible future equity financings. At the annual meeting, we asked our stockholders to approve the amendment to our Certificate of Incorporation to increase our authorized shares of capital stock from 65,000,000 to 90,000,000 and our authorized shares of common stock from 60,000,000 to 85,000,000. Of 19,743,067 shares represented in person or by proxy at our annual meeting, 19,660,759 shares were voted in favor of approval, 72,632 shares were voted against approval and 9,676 shares abstained from voting.

Our Board of Directors approved the issuance of up to $20,000,000 of our Series A Convertible Preferred Stock, along with our common stock, and warrants to purchase Series A Convertible Preferred Stock and common stock. On July 31, 2001, we entered into a securities purchase agreement with Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. The transaction, which closed on September 7, 2001, resulted in the issuance of 1,600,000 shares of our Series A Convertible Preferred Stock, 320,868 shares of our common stock, warrants to purchase 400,000 shares of our Series A Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 3,000,000 shares of our common stock initially exercisable at a price of $1.00 per share in exchange for aggregate gross proceeds of $16,000,000. In addition, we may enter into securities purchase agreements with additional investors pursuant to which we may issue, for aggregate gross proceeds of $4,000,000, an additional 400,000 shares of our Series A Convertible Preferred Stock and an additional 100,000 warrants to purchase shares of Series A Convertible Preferred Stock initially exercisable at a price of $10.00 per share. At the annual meeting, we asked our stockholders to approve the issuance of up to $20,000,000 of our Series A Convertible Preferred Stock, along with our common stock, and warrants to purchase Series A Convertible Preferred Stock and common stock. Of 19,743,067 shares represented in person or by proxy at our annual meeting, 19,657,276 shares were voted in favor of approval, 75,885 shares were voted against approval and 9,906 shares abstained from voting

ITEM 6.      Exhibits And Reports On Form 8-K.

                                (a)   Exhibits

                                 None

                                (b)   The Company did not file any reports on Form 8-K during the third quarter of 2001.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: November 14, 2001	By: /s/ John Mitola
John Mitola
Chief Executive Officer (principal executive officer)

Dated: November 14, 2001	By: /s/ Brian Kawamura
Brian Kawamura
President and Chief Operating Officer

Dated: November 14, 2001	By: /s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)