Form 10KSB
period 2001-12-31
ELECTRIC CITY CORP
filed 2002-04-15
CIK 1065860

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-2791

ELECTRIC CITY CORP.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)
1280 Landmeier Road, Elk Grove Village, IL (Address of principal executive offices)	60007-2410 (Zip Code)

Issuer's telephone number (847) 437-1666

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.0001 par value
(Title of class)

(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year. $9,624,206

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $23,283,692. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

        As of February 28, 2002, there were 31,113,842 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

        As of February 28, 2002, there were 1,966,993 shares of Series A Convertible Preferred Stock, $0.01 par value, of the Company issued and outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits previously filed on Form 10-KSB, Form 10-QSB or Form SB-2 (including each of its amendments filed on September 27, 2001 and December 7, 2001) have been incorporated by reference, as noted herein (See, "Item 13—Exhibits and Reports on Form 8-K").

PART I

Item 1.    Description of Business

        Included in this report, exhibits and associated documents are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as historical information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements.

        Unless the context otherwise requires, "Electric City," the "Company," "we," "our," "us" and similar expressions refers to Electric City Corp. and its subsidiaries.

Overview/History

        We are a developer, manufacturer and integrator of energy saving technologies and custom electric switchgear. Our premier energy saving product is the EnergySaver™ system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver™ system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc. ("Switchboard Apparatus"), custom electric switchgear, including our TP3 line of prepackaged electrical distribution panels designed for use in telecommunications and Internet network centers. We also provide, through our subsidiary, Great Lakes Controlled Energy Corp. ("Great Lakes"), integrated building and environmental control solutions.

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

        Effective December 4, 2000, Joseph P. Marino, one of our founders and former Chairman of the Board of Directors, resigned his position as Chairman and terminated his employment with us. Concurrent with his resignation, Mr. Marino became a distributor for our EnergySaver products in the states of California, Arizona and Nevada (See, "Item 12—Certain Relationships and Related Transactions").

        On June 7, 2001, pursuant to an Agreement and Plan of Merger by and among us, Electric City Great Lakes Acquisition Corporation, Great Lakes Controlled Energy Corporation ("Great Lakes") and Great Lakes stockholders, Eugene Borucki and Denis Enberg, we acquired Great Lakes. Great Lakes is an independent systems integrator and facilities support specialist and focuses on lighting control systems and HVAC retrofits for commercial applications. Great Lakes is also a national representative and distributor of select energy metering and control systems. In connection with the acquisition, Great Lakes was merged into our wholly-owned subsidiary Electric City Great Lakes Acquisition Corporation, with our subsidiary continuing as the surviving corporation under the name Great Lakes Controlled Energy Corp. The aggregate purchase price of $678,500 was paid to the Sellers in the form of 212,904 shares of Electric City common stock. We agreed to register the shares of common stock issued to the Sellers under the Securities Act of 1933, as amended and, on October 22, 2001, the registration of such shares became effective.

        Effective January 31, 2002, Michael Pokora resigned his position as Executive Vice President—Business Operations and Sales, to return to the insurance industry.

Products And Services

        The Company currently manufactures products or provides services under three distinct business segments. The EnergySaver business segment includes the EnergySaver and GlobalCommander product lines manufactured and sold by Electric City Corp. The switchgear business segment includes switchgear and related products manufactured by one of our subsidiaries, Switchboard Apparatus, Inc. The switchgear product line includes those products previously manufactured by Marino Electric, which product lines were merged into Switchboard Apparatus during 2000. The building controls and automation business segment is served by our other subsidiary, Great Lakes Controlled Energy Corp., which specializes in the installation and maintenance of building control and automation systems.

EnergySaver

        The EnergySaver system is a state-of-the-art lighting control system that reduces energy consumption in indoor and outdoor commercial, institutional and industrial ballasted lighting systems, while maintaining appropriate lighting levels. The EnergySaver is a freestanding enclosure that contains control panels with electrical parts and is connected between the power line and the building's electrical lighting circuits. The EnergySaver also contains a computer with software that allows the customer to control the amount of energy savings desired which, depending on the application, can be as high as 50%, and provides self-diagnosis and self-correction. The customer can access the EnergySaver's™ computer directly or remotely via modem or two-way radio.

        The EnergySaver is manufactured to varying sizes and capacities to address differing lighting situations. We can interface our EnergySaver products with new and existing lighting panels, ballasts and lamps without modification. In addition, the EnergySaver system controls the power spikes, drops and surges inherent in any power supply, resulting in a reduction of heat generated within the lighting system, which enhances ballast and lamp life and reduces the amount of air conditioning necessary to cool the building.

GlobalCommander

        The GlobalCommander system is an advanced lighting controller capable of providing large-scale demand side management savings without turning off the lights. The GlobalCommander bundles the EnergySaver technology with an area-wide communication package to allow for maximum energy reductions across entire systems in response to the guidelines of a customer's facility manager. The primary benefits of the GlobalCommander system are its automation and ability to respond to market information and execute control set points, start/stop schedules and other operating parameters to take full advantage of market rates. In addition, customers can control their facilities' loads and lighting requirements from a single control point. This single-point control is available for a virtually unlimited number of remote facilities and can be accessed through the Internet or over standard telephone lines with high-speed wide area networking.

Custom Electrical Switchgear

        We design and manufacture a wide range of commercial and industrial custom electrical switching gear and distribution panels that serve to distribute electricity from the electric utility's main power bus in a building to the various electrical requirements within a building. We have built a reputation for custom manufacturing of 120/208, 120/240 and 277/480V single- and three-phase switchgear for virtually any application. Our focus on custom manufacturing allows us to design and assemble these custom panels more quickly than manufacturers who must deviate from standard assembly line production.

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

        We also market a full line of prepackaged switchgear products for the telecommunications/Internet markets under the TP3 brand name. The packages consist of fully integrated switchgear systems that provide a total solution for our customers' needs in this area. The entire package is prepackaged at standard size ranges designed for the typical sizes of central office network centers, point of presence (POP) facilities and Internet network centers. By prepackaging the switchgear, we believe we can reduce total installed costs by up to 30%, improve quality and deliver a high level of reliability in the electrical switchgear and provide energy savings and remote communications through this fully integrated solution.

Building and Automation Controls

        Through our wholly-owned subsidiary, Great Lakes Controlled Energy Corp., we provide integration of building and automation control systems for commercial and industrial customers. In addition, Great Lakes is an authorized distributor for the WattStopper, a leading occupancy sensor, and Power Measurement Ltd. smart meters.

Marketing, Sales And Distribution

        We have established relationships with distributors (also referred to as "State Representatives") to market and distribute our EnergySaver products to end-users. As of December 31, 2001, we had eight distributor/state representative agreements covering Arizona, California, Illinois, Indiana, Nevada, New Jersey, Pennsylvania, and Texas. Each distributor is responsible for developing and managing a sales network within its respective territory. Typically the distributor does this by establishing direct relationships with end-users or through dealerships within the territory and overseeing the sales, installation and maintenance of our products by those dealerships. If a distributor sells any of our products outside its territory, such distributor operates as a dealer, meaning it manages end-user sales only. The distributor earns a commission on any sale of our products in its territory whether initiated by the distributor itself, a dealer, or by us.

        Our standard distribution agreement gives the distributor certain exclusive rights of distribution in a particular territory, includes sales quotas that increase periodically throughout the term of the agreement, and requires the distributor to make payment to us within 30 to 60 days of product shipment. The agreement contains penalties for failure to meet quotas or make payments, including the loss of certain exclusive rights of distribution. Currently, a number of our distributors are delinquent in payments due Electric City. We are working with our distributors to address this issue and are confident that currently delinquent payments due us will be received. In addition, the agreement has a term of 10 years, after which it is renewable at our discretion, and can be terminated at our discretion if the distributor fails to meet the terms of the distribution agreement.

        National accounts (such as chain stores, and large multi-site corporations), municipalities and other large campus customers are managed by our corporate sales engineering group. This group concentrates its sales efforts on the energy engineering staffs of these companies, which analyze and recommend the purchase of products like ours for their multiple sites. The sales force also supports, coordinates and manages multiple sales channels.

        The product lines manufactured by our subsidiary, Switchboard Apparatus, are sold directly to original equipment manufacturers and end-users.

        The building and automation controls systems installed and serviced by our subsidiary, Great Lakes Controlled Energy, are sold directly to end-users, typically commercial office buildings.

Customers

        During 2001, sales to our top five EnergySaver customers comprised 59% of total EnergySaver sales. Of these five customers, Electric City of Southern California, Electric City of Illinois, Electric City of Indiana and Electric City of Pennsylvania, who are four of our distributors, collectively accounted for 53% of EnergySaver sales during 2001. During 2000, sales to our top five EnergySaver customers comprised 36% of total EnergySaver sales. Four of these top five EnergySaver customers included Electric City of Southern California, Electric City of Illinois and Electric City Southern, who are our distributors and to U.S. Power Corp., who is one of our dealers. All sales to our distributors and dealers are typically installed by end-users upon receipt of the products. Electric City of Southern California is owned by Joseph Marino, our former Chairman and Director (See, "Item 12—Certain Relationships and Related Transactions").

        During 2001, sales to the top five customers of Switchboard Apparatus comprised 41% of total switchgear sales, which customers included G.E. Supply Co., Zenith Controls, Inc., KMC Telecom, Electrical Controls Inc. and Malko Electric. During the period from September 2000, following our acquisition of Switchboard Apparatus, through December 31, 2000, the top five customers of Switchboard Apparatus accounted for 73% of total switchgear sales during that period. These customers included G.E. Supply Co., Zenith Controls, Inc., KMC Telecom, EOFF Electric and Kelso-Burnett. Roscoe Young, who served as a director of Electric City Corp. from April 2000 through February 2002, is President of KMC Telecom, one of the top five customers of Switchboard Apparatus for both 2000 and 2001. Sales to KMC Telecom were made on the same basis as sales to any other third party purchaser.

        For the period beginning June 2000, following our acquisition of Great Lakes Controlled Energy Corp., through December 31, 2001, the top five customers of Great Lakes comprised 78% of its sales during that period, which customers included 2800 Lake Shore Drive Condominium Association, Hill Mechanical Corp., U.S. Power Corp., National Heat & Power Corp. and College of Pathologists.

Competition

        There are a number of products on the market that directly or indirectly compete with the EnergySaver products. These competing products can be categorized into three general types:

  •
  those that convert AC to DC at a central location,

  •
  those that pulsate the power to the lighting system; and

  •
  other control products similar to the EnergySaver system.

        Products that fall into the first category convert AC to DC at a central location and do so more efficiently than it is done by the standard electronic ballast in each light fixture. The main drawback to this technology is that the transmission of DC power over any distance is generally less efficient and more dangerous than transmitting AC power. This technology also requires the rewiring of every light fixture on the circuit.

        Products that pulsate the power in the lighting system turn the power off and on so quickly (120 times/second) that the lights remain on. This process, which is generally known as "wave chopping," distorts the AC waveform and thereby produces harmonics in a building's electrical system that can damage other electrical components such as electric motors and electronic devices. The process also contributes to the reduction of life of lamps and ballasts in lighting fixtures.

        Control products similar to the EnergySaver system are those that control power consumption at the lights and those that control power consumption at the lighting circuit. Typically these units must be wired to each fixture or each circuit to be controlled. While the EnergySaver can be characterized as a lighting controller, it is more appropriately described as a "variable lighting control power reduction system," and it is connected to a central distribution panel rather than to each lighting fixture. Therefore the EnergySaver™ is much simpler and less expensive to install, generally requires less maintenance and is less expensive to purchase than other lighting control products.

        Our primary competitors in the switching and monitoring systems market are national suppliers of electrical switchboards, such as Seimens and Cutler-Hammer. The principal competitive factors in this industry are price and project completion time. We believe that we can generally complete custom projects more quickly than our national competitors because we handle each project individually, as compared to our competitors, who generally do not customize projects.

        As Great Lakes Controlled Energy is one of a number of distributors of products manufactured by Delta Controls, our primary competitors in the building controls and automation systems market are the several other distributors in the Chicagoland market. Other competitors include installers of Siemens control systems.

Manufacturing

        Our EnergySaver product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order demand. The primary components for the EnergySaver are sourced from multiple manufacturers. We are in continuous discussion with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.

        Our switchgear product line, including the TP3 product line, is manufactured at the facilities of Switchboard Apparatus in Broadview, Illinois. The key components for our switchgear product line are sourced from multiple manufacturers with the goal of achieving competitive pricing and reliability of supply.

        Our key suppliers of components used in our products include Cutler-Hammer, General Electric and Siemens.

Compliance With Environmental Laws

        Neither the Company's production nor sales of its products in any material way generate activities or materials that that would require compliance with federal, state or local environmental laws.

Research and Development

        The Company, through the day-to-day use of the EnergySaver and its components, and its use at various testing sites around the country, develops modifications and improvements to its products. Total research and development costs charged to operations were approximately $289,000 and $248,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

Intellectual Property

        Certain technologies underlying the EnergySaver products have been patented in the U.S. and Italy by Giorgio Reverberi. A U.S. patent application was filed by Mr. Reverbveri in November 1997, and a patent was issued in June 2000.

        Since January 1, 1998, we, along with Mr. Reverberi and Mr. Marino, have entered into a number of agreements relating to the license of the EnergySaver technology, which grant us the exclusive license rights of Mr. Reverberi's patent of the EnergySaver technology in all of North America, Central America, South America (excluding the countries of Argentina, Brazil, Chile, Paraguay and Uraguay) and the Caribbean (except Cuba), as well as Africa (excluding the countries of Algeria, Libya, Morocco and Tunisia). Our license expires upon the expiration of Mr. Reverberi's last expiring patent, which we expect to be on or around November 2017. If either party materially breaches the license and fails to cure the breach within 180 days after notice by the other party of the breach, the other party can terminate the license. We pay Mr. Reverberi a royalty of $200 and Mr. Marino a royalty of $100 for each EnergySaver product we make or sell in territories in which Mr. Reverberi holds a valid patent.

        We have applied for registration of the name EnergySaver pursuant to a U.S. trademark application filed September 15, 2000. In addition, we filed with the U.S. Patent and Trademark Office an intent-to-use trademark application for each of GlobalCommander, Virtual Negawatt Power Plant and VNPP on November 13, 2000. During January 2002, we were notified that the application for the name VNPP had been approved. We abandoned efforts to register the name Virtual Negawatt Power Plant because of existing trademarks that included similar terms.

        During March 2001, we established a new policy that requires all non-union employees to sign an Employee Innovations and Proprietary Rights Assignment Agreement. This agreement is intended to ensure that any intellectual property or know-how developed as part of an employee's work for the Company is and remains the property of the Company. All current non-union employees have signed such an agreement.

        On April 12, 2001, Denis Enberg assigned his rights to any technology developed by him for, or on behalf of the Company or Switchboard Apparatus to the Company. Mr. Enberg had been working for the Company on the GlobalCommander Technology. Mr. Enberg was also a shareholder and director of Great Lakes, which we acquired on June 7, 2001.

Employees

        As of February 28, 2002, we had 88 full time employees, of which 15 were management and corporate staff, 7 were engineers, 17 were engaged in sales and marketing, 4 were engaged in field service and 45 were engaged in manufacturing. Of those employees engaged in manufacturing, 41 are covered by collective bargaining agreements between each of Electric City and Switchboard Apparatus and the International Brotherhood of Electrical Workers ("IBEW"), which is affiliated with the American Federation of Labor and Congress of Industrial Organizations (AFL-CIO). Both collective bargaining agreements expire on May 31, 2002. During March 2002, we began negotiations with Local No. 134 of the IBEW for renewal of the collective bargaining agreements.

Risk Factors

        If any of the following risks actually occur, our business, results of operations, and financial condition would likely suffer.

Risks Related to Our Business

        We were formed in December 1997. To date, we have only generated limited revenues from the sale of our products and do not expect to generate significant revenues until we sell a significantly larger number of our products. Accordingly, we have only a limited operating history upon which you can base an evaluation of our business and prospects. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by early stage companies like ours in an evolving market. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

        We have incurred substantial net losses in each year since we commenced operations in December 1997. We must overcome significant manufacturing and marketing hurdles to sell large quantities of our products. In addition, we may be required to reduce the prices of our products in order to increase sales. If we reduce product prices, we may not be able to reduce product costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we expect to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel and consolidating our manufacturing facilities; (2) for research and development; and (3) to acquire complementary products, technologies and services. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.

        We have entered into a license agreement with Giorgio Reverberi, who holds a U.S. patent and who has applied for several patents in other countries. Pursuant to the terms of the license, Mr. Reverberi granted to us the exclusive right to manufacture and sell products containing the load reduction technology claimed under Mr. Reverberi's U.S. patent or any other related patent held by him in the U.S., the remainder of North America, South America and parts of Africa. However, the exclusive rights that we received from Mr. Reverberi may not have any value in territories where Mr. Reverberi does not have or does not obtain protectable rights. The term of the license expires when the last of these patents expires. We expect that these patents will expire in or around November 2017. Mr. Reverberi may terminate our license agreement if we materially breach its terms and fail to cure the breach within 180 days after we are notified of the breach. If our license with Mr. Reverberi is terminated, that could impact our ability to manufacture, sell or otherwise commercialize products in certain countries in the event that Mr. Reverberi has valid patent(s) in those countries with one or more patent claims that cover those products.

        We regard our intellectual property rights, such as patents, licenses of patents, trademarks, copyrights and trade secrets, as important to our success. Although we entered into confidentiality and rights to inventions agreements with our non-union employees and consultants during March 2001, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. Failure to take appropriate protective steps could materially adversely affect our competitive advantage in the energy management market. Our license to use Mr. Reverberi's patents may have little or no value to us if Mr. Reverberi's patents are not valid. In addition, patents held by third parties may limit our ability to manufacture, sell or otherwise commercialize products and could result in the assertion of claims of patent infringement against us. It that were to happen, we could try to modify our products to be non-infringing, but such modifications might not be successful to avoid infringing on the intellectual property rights of third parties.

        Claims of patent infringement, regardless of merit, could result in the expenditure of significant financial and managerial resources by us. We may be forced to seek to enter license agreements with third parties (other than Mr. Reverberi) to resolve claims of infringement by our products of the intellectual property rights of third parties. These licenses may not be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a negative effect on our business

        Our future success will depend significantly upon the continued contributions of certain members of our senior management, including John P. Mitola, our Chief Executive Officer, and Brian Kawamura, our President and Chief Operating Officer, because they are critical to obtaining and retaining customers and managing our rapid growth. Our future success will also depend upon our ability to attract and retain highly qualified technical, operating and marketing personnel. We believe that there is intense competition for qualified personnel in the power management industry. If we cannot hire, train and retain qualified personnel or if a significant number of our current employees depart, we may be unable to successfully manufacture and market our products.

        We have experienced rapid growth, which has been primarily through acquisitions of other businesses, and are subject to the risks inherent in the expansion and growth of a business enterprise. This significant growth, if sustained, will continue to place a substantial strain on our operational and administrative resources and increase the level of responsibility for our existing and new management personnel. To manage our growth effectively, we will need to:

  •
  further develop and improve our operating, information, accounting, financial and other internal systems and controls on a timely basis;

  •
  improve our business development, marketing and sales capabilities; and

  •
  expand, train, motivate and manage our employee base.

        Our current senior management has limited experience managing a publicly traded company. Our systems currently in place will not be adequate if we continue to grow at our current pace and will need to be modified and enhanced. The skills of management currently in place may not be adequate if we continue to grow at our current pace.

        Customer engagements involve the installation of energy management equipment that we design to help our clients reduce energy/power consumption and/or increase energy/power reliability. We rely on outside contractors to install our EnergySaver products. Any defects in this equipment and/or its installation or any other failure to meet our customers' expectations could result in:

  •
  delayed or lost revenues due to adverse customer reaction;

  •
  requirements to provide additional products and/or services to a customer at no charge;

  •
  negative publicity regarding us and our products, which could adversely affect our ability to attract or retain customers; and

  •
  claims for substantial damages against us, regardless of our responsibility for such failure.

        Our recent growth is due in large part to acquisitions. Our future growth may depend, in part, on our ability to identify opportunities to acquire companies with complementary technologies, products and/or services and to successfully negotiate the terms of any acquisitions we want to make. Our management, including our Board of Directors, will have discretion in identifying and selecting companies to be acquired by us and in structuring and negotiating these acquisitions. In general, our common stockholders will not have the opportunity to approve these acquisitions (The holders of Series A Convertible Preferred Stock have certain rights to approve acquisitions). In addition, in making acquisition decisions, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual operating results of any acquired company or the combination of us and an acquired company may significantly fall short of these projections.

        We may be unable to acquire companies that we identify for various reasons, including:

  •
  our inability to interest such companies in a proposed transaction;

  •
  our inability to agree on the terms of an acquisition;

  •
  incompatibility between our management and management of a target company; and

  •
  our inability to obtain required approvals of the holders of the Series A Convertible Preferred Stock.

        If we cannot consummate acquisitions on a timely basis or agree on terms at all, or if we cannot continue to acquire companies with complementary technologies, products and/or services on terms acceptable to us, our growth may be impaired.

        During our limited operating history, we have acquired a company, Switchboard Apparatus, which forms the core of our switchgear business unit. Our future growth may depend, in part, upon our ability to successfully acquire other complementary businesses. We may encounter problems associated with such acquisitions, including the following:

  •
  difficulties in integrating acquired operations and products with our existing operations and products;

  •
  difficulties in meeting operating expectations for acquired businesses;

  •
  diversion of management's attention from other business concerns;

  •
  adverse impact on earnings of amortization or write-offs of goodwill and other intangible assets relating to acquisitions; and

  •
  issuances of equity securities that may be dilutive to existing stockholders to pay for acquisitions.

        We have recently begun marketing and selling our products in Mexico and may expand our international operations into other countries in which we have been granted license rights. Under our license with Messrs. Reverberi and Marino, Mr. Reverberi granted to us exclusive rights to manufacture and sell products containing his patented load reduction technology in North America, South America and parts of Africa. While we have no current plans to do so, our future expansion into international markets beyond Mexico will require significant management attention and financial resources and could adversely affect our business, operating results and financial condition. In order to expand international sales successfully, we must establish additional foreign operations and joint ventures, hire additional personnel and recruit additional international distributors. We may not be able to do so in a timely or cost efficient manner, and our failure to do so may limit our international sales growth.

        There are certain risks inherent in international business activities including:

  •
  changes in foreign currency exchange rates;

  •
  tariffs and other trade barriers;

  •
  costs of localizing products for foreign countries;

  •
  lack of acceptance of localized products in foreign countries;

  •
  longer accounts receivable payment cycles;

  •
  difficulties in managing international operations;

  •
  difficulties enforcing agreements in foreign jurisdictions;

  •
  potentially adverse tax consequences, including restrictions on repatriating earnings;

  •
  weaker intellectual property protection in foreign countries; and

  •
  the burden of complying with a wide variety of foreign laws.

        These factors may have a material adverse effect on our future international sales and, consequently, our business, operating results and financial condition.

        The manufacture and sale of our products creates a risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation and reduced sales, cause us to incur significant liabilities and divert our management's time, attention and resources. We do have product liability insurance coverage; however, there is no assurance that such insurance is adequate to cover all potential claims. The successful assertion of any such large claim against us could materially harm our liquidity and operating results.

        Our EnergySaver products are manufactured at our facilities. To be financially successful, we must manufacture our products, including our EnergySaver products, in substantial quantities, at acceptable costs and on a timely basis. We have only produced limited quantities of our EnergySaver products for commercial installations and for use in development and customer trial programs. To produce larger quantities of our EnergySaver products at competitive prices and on a timely basis, we will have to further develop our processing, production control, assembly, testing and quality assurance capabilities. We may also have to hire contract-manufacturers and outsource the manufacturing of some or all of our products. We have had discussions with several potential contract-manufacturers, but none have been engaged to manufacture our products. We may be unable to manufacture our EnergySaver products in sufficient volume and may incur substantial costs and expenses in connection with manufacturing larger quantities of our EnergySaver products. If we are unable to make the transition to large-scale commercial production successfully, our business will be negatively affected. We could encounter substantial difficulties if we decide to outsource the manufacturing of our products, including delays in manufacturing and poor production quality.

        Of our 45 employees currently engaged in manufacturing, 41 are covered by either of two collective bargaining agreements. Both of our collective bargaining agreements expire on May 31, 2002. New collective bargaining agreements may not be reached when the current agreements expire which could lead to a work stoppage or strike. A prolonged work stoppage or strike by some or all of our manufacturing employees would have a material adverse effect on our ability to manufacture and sell products ordered by customers. In addition, to avoid a prolonged work stoppage or strike, we may have to enter into new collective bargaining agreements on terms that are not satisfactory to us, including the lack of a no strike provision.

Risks Related to Our Industry

        In the energy management market, we compete with other manufacturers of switching and monitoring systems and manufacturers of traditional energy management products that are currently used by our potential customers. Many of these companies have substantially greater financial resources, larger research and development staffs and greater manufacturing and marketing capabilities than us. Our competitors may provide energy management products at lower prices and/or with superior performance. Failure of our products to reduce energy usage and cost sufficiently and reliably to achieve commercial acceptance or to otherwise successfully compete with conventional and new technologies would materially harm our business.

        One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over more traditional products and competitive products. As we grow, we will need to further develop our marketing and sales force. In addition to our internal sales force, we rely on third parties to market and sell our products. We currently maintain a number of relationships and have a number of agreements with third parties regarding the marketing and distribution of our EnergySaver, products and are substantially dependent upon the efforts of these third parties in marketing and selling these products. Maintenance of these relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The current contracts associated with certain of these relationships allow the distributors to terminate the relationship upon 30 days' written notice. Without these relationships, our ability to market and sell our EnergySaver products would be harmed and we would need to divert even more resources to increasing our internal sales force. If we are unable to expand our internal sales force and maintain our third party marketing relationships, our ability to generate significant revenues will be seriously harmed.

        The distribution rights we have granted to third parties in specified geographic territories may make it difficult for us to grow our business in such territories if those distributors do not successfully market and support our products in those territories. We have in the past been, and may in the future be, involved in disputes with distributors that have distribution rights in specified geographic territories, but are achieving sales results which do not meet goals. During 2000, we repurchased for cash and stock consideration the distribution rights for Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio, South Carolina and Virginia from three distributors that were not meeting our sales goals. We may have to expend additional funds, incur debt or issue additional securities in the future to repurchase other distribution rights that we have granted or may grant in the future.

        During 2001, we announced our "Virtual Negawatt Power Plant" concept and our "Shared Savings" program. The concept of the Virtual Negawatt Power Plan program is the creation of "Negawatts" which are reductions in demand for electric power. Negawatts are made possible by the installation of our EnergySaver units, which result in such reductions in demand for electric power. The concept of the "Shared Savings" program calls for a type of lease arrangement whereby the end-user allocates a share of its electric savings to a pay-down of lease financing arranged by a third party. We plan to advance the distribution of our EnergySaver products and increase the profitability of our EnergySaver product line through these new projects. We have not yet begun to implement these projects and we have no experience in this area. As a result, we do not know if these projects will be successful. If these projects are unsuccessful, our plans to significantly increase the distribution of our EnergySaver product line, especially in markets where electricity has been deregulated, may not develop and our growth may be impaired.

        The construction industry is cyclical and is frequently affected by changes in general and local economic conditions, including:

  •
  employment levels;

  •
  availability of financing for customers;

  •
  interest rate fluctuations; and

  •
  consumer confidence.

        A decline in construction activity may decrease our ability to sell our products. We have no control over these economic conditions. Any significant downturn in construction activity could reduce demand for our products and could affect the sales of our products.

        Our principal product, which is our EnergySaver product line, has the greatest profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current high levels. Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and less of a demand for energy saving devices such as our EnergySaver products.

        To date, we have not sold our EnergySaver product line in very large quantities and a sufficient market may not develop for it. Significant marketing will be required in order to establish a sufficient market for the EnergySaver products. The technology underlying these products may not become a preferred technology to address the energy management needs of our customers and potential customers. Failure to successfully develop, manufacture and commercialize products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in the energy management market.

Risks Related to Our Common Stock

        We may need to obtain additional funds to grow our product development, manufacturing, marketing and sales activities at the pace that we intend. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern. Any reduction or delay in our operating plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products. If we receive additional funds through the issuance of equity securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock. On July 31, 2001, the Company entered into a securities purchase agreement (subject to shareholder approval) with five investors. This transaction was approved by our shareholders at our 2001 annual meeting held on August 30, 2001 and on September 7, we closed the issuance of our Series A Convertible Preferred Stock for gross proceeds of $16,000,000 for the issuance of 1,600,000 shares of our Series A Convertible Preferred Stock, 320,864 shares of its common stock, one year warrants to purchase an additional 400,000 shares of Series A Convertible Preferred Stock at $10 per share and seven year warrants to purchase 3,000,000 additional shares of common stock at $1 per share. On November 29, 2001, we closed on an additional issuance of its Series A Convertible Preferred Stock for gross proceeds of $3,000,000 for the issuance of 300,000 shares of its Series A Convertible Preferred Stock, 45,122 shares of its common stock, one year warrants to purchase an additional 75,000 shares of its Series A Convertible Preferred Stock at $10 per share and seven year warrants to purchase an additional 421,875 shares of its common stock at $1 per share. This preferred stock has a conversion price that is below the current market price of our common stock.

        The Initial Holders of the Series A Convertible Preferred Stock have the right to elect up to four directors (out of a board membership of 12). Except for the election of directors or as otherwise provided by law, the Initial Holders, along with Leaf Mountain, who is entitled to vote for the election of directors, are entitled to vote with the holders of common stock on an "as converted" basis on all matters on which holders of our common stock are entitled to vote (however, if less than 200,000 shares of Series A Convertible Preferred are outstanding, unless otherwise provided by law, each holder of record of Series A Convertible Preferred Stock will have the right to vote on an "as converted" bases together with the holders of common stock on all matters on which holders of common stock are entitled to vote, including the election of directors). In addition, the holders of the Series A Convertible Preferred Stock are entitled to special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries. As a result of these voting and special approval rights, the holders of the Series A Convertible Preferred Stock have the ability to exercise a controlling influence over our actions requiring their approval, which could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock In addition, the price that future investors may be willing to pay for our common stock may be lower due to the conversion price and exercise price granted to the investors in the Series A Convertible Preferred Stock financing.

        Each of the holders of our Series A Convertible Preferred Stock, the placement agent and certain executive officers of the Company have entered into a stock trading agreement that provides for restrictions on their sale of the Company's common stock into the public market. Under the stock trading agreement, the parties will not be able to sell their respective shares of common stock into the public market before the successful completion by us of a Qualified Primary Offering (defined as a firmly underwritten primary public offering of our common stock at a price of $5.00 per share or more (as adjusted for stock splits, stock combinations and the like) in which we raise aggregate gross proceeds of at least $35 million), except that, if a Qualified Primary Offering is not completed within 18 months after the closing of the transactions contemplated by the securities purchase agreement, the parties may sell their respective shares subject to certain restrictions.

        Each party to the stock trading agreement and the Company will have a right of first offer if any other party to the stock trading agreement intends to sell its shares in a private transaction. The stock trading agreement will terminate September 7, 2004. However, if a Qualified Primary Offering is completed prior to September 7, 2004, the stock trading agreement will terminate 18 months after the completion of the Qualified Primary Offering.

        There are 31,113,842 shares of our common stock outstanding, of which Joseph C. Marino beneficially owns approximately 29%, NCVC beneficially owns approximately 16% and DYDX beneficially owns approximately 13%, of our currently outstanding common stock (each of the aforementioned percentages includes stock options that are currently exercisable). Victor Conant and Kevin P. McEneely, of which Mr. McEneely is one of our directors, share voting and investment power with respect to the shares of common stock held by NCVC. As a result of their significant ownership, Mr. Marino, NCVC and DYDX have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Mr. Marino and NCVC and DYDX could elect to receive a control premium to the exclusion of other stockholders.

        A significant percentage of the outstanding shares of our common stock, including the shares beneficially owned by Mr. Marino, NCVC or DYDX, can be sold in the public market from time to time, subject to limitations imposed by Federal securities laws and by trading agreements entered into with us. The market price of our common stock could decline as a result of sales of a large number of our presently outstanding shares of common stock by Mr. Marino, NCVC, DYDX or other stockholders in the public market or due to the perception that these sales could occur. This could also make it more difficult for us to raise funds through future offerings of our equity securities.

        Provisions of our charter and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock have been issued and may be issued in the future without further stockholder approval and upon those terms and conditions, and having those rights, privileges and preferences, as our Board of Directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock which is currently outstanding or which may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in pursuing possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. In addition, the price that future investors may be willing to pay for our common stock may be lower due to the conversion price and exercise price granted to investors in any such private financing.

Item 2.    Description of Property

        Our headquarters and the EnergySaver system production facility are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters, manufacturing operations and warehouse. We acquired this facility in August 1998 for a purchase price of $1,140,000, $800,000 of which we financed through a mortgage and $340,000 of which we paid by issuing to the sellers 340,000 shares of our common stock. The mortgage bears interest at the rate of 8.25% per annum and is payable in monthly installments of principal and interest of $6,876 until August 2003, with a final balloon payment of $710,000 due in August 2003. There is no penalty for prepayment of the mortgage. As of February 28, 2002, the outstanding principal amount of the mortgage was $738,818.25

        Switchboard Apparatus currently conducts business from a facility located in Broadview, Illinois, which is approximately 19,000 square feet and houses Switchboard's office and manufacturing operations. We assumed the lease for this facility in August 2000 in connection with the acquisition of Switchboard Apparatus. The building is owned by a partnership that includes, among others, some of the former owners of Switchboard Apparatus, one of which is currently an employee of the Company. The lease provides for monthly payments of $9,250 per month during the first three years of the lease term, beginning on May 1, 1999, with payments increasing to $10,000 per month during the last two years of the lease term. The lease expires April 30, 2004, unless sooner terminated in accordance with the lease provisions.

        On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation ("Great Lakes"). Great Lakes currently operates its business from a facility located in Elk Grove Village, Illinois, which is approximately 10,000 square feet. In connection with our acquisition of Great Lakes, we entered into a three-year lease beginning on the date of the acquisition at a monthly rate of $10,000, with an option to purchase the facility. The building is owned by the former shareholders of Great Lakes, Eugene Borucki and Denis Enberg, both of whom are currently employed by the Company.

        We believe that the space and location of our current facilities are sufficient to reach a level of production projected for the current year.

Item 3.    Legal Proceedings

        We are not currently a party to any legal proceeding nor are we aware of any threatened legal proceeding that could have a material adverse effect on our business, results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the three months ended December 31, 2001.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

        From November 4, 1999 to January 31, 2000, while our registration statement on Form 10SB was awaiting clearance by the SEC, our common stock was traded on the "Pink Sheets", a quotation medium which generally provides a less liquid trading market. From February 1, 2000 to December 11, 2000, out stock was traded on the OTC Bulletin Board under the symbol "ECCC." Our common stock has traded since December 12, 2000 on The American Stock Exchange under the symbol "ELC."

        The following table sets forth the quarterly high and low closing prices for our common stock as reported on The American Stock Exchange, the OTC Bulletin Board and the Pink Sheets since January 1, 2000. With respect to the prices reported by the Pink Sheets and OTC Bulletin Board inter-dealer quotation system, such prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2000:
Fiscal Quarter Ended March 31, 2000	$13.00	$6.56
Fiscal Quarter Ended June 30, 2000	$6.50	$3.69
Fiscal Quarter Ended September 30, 2000	$5.75	$2.78
Fiscal Quarter Ended December 31, 2000	$4.50	$2.50
Fiscal Year Ended December 31, 2001:
Fiscal Quarter Ended March 31, 2001	$3.72	$2.00
Fiscal Quarter Ended June 30, 2001	$4.45	$1.80
Fiscal Quarter Ended September 30, 2001	$4.08	$1.49
Fiscal Quarter Ended December 31, 2001	$1.80	$1.01
Fiscal Year Ended December 31, 2002:
Fiscal Quarter Ended March 31, 2002	$2.29	$1.15

Holders

        As of February 28, 2002, we had approximately 5,300 holders of record of our common stock and 31,113,842 shares of common stock outstanding.

Dividends

        Dividends on our Series A Convertible Preferred Stock are payable when declared by our Board of Directors, but will continue to accrue at an annual rate of 10% of the gross sale amount, are cumulative and will be paid prior to any dividends paid on our common stock. For the three months ended December 31, 2001, we declared and paid the following dividends on our Series A Convertible Preferred Stock:

  •
  On October 17, 2001, the Board of Directors declared and paid dividends on our Series A Convertible Preferred Stock for the third calendar quarter ending September 30, 2001 to shareholders of record of our Series A Convertible Preferred Stock as of September 30, 2001. The dividends were paid in additional shares of Series A Convertible Preferred Stock to the holders as follows: 6,778 shares to EP Power Finance, L.L.C., 3,400 shares to Newcourt Capital USA, Inc., 6,439 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 339 shares to Originators Investment Plan, L.P., and 6,778 shares to Duke Capital Partners, LLC. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock.

  •
  On November 28, 2001, the Board of Directors declared dividends payable on our Series A Convertible Preferred Stock for the fourth calendar quarter ending December 31, 2001 to shareholders of record of our Series A Convertible Preferred Stock as of December 31, 2001. The dividends were paid on December 31, 2001in additional shares of Series A Convertible Preferred Stock to the holders as follows: 10,169 shares to EP Power Finance, L.L.C., 10,085 shares to Newcourt Capital USA, Inc., 9,661 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 508 shares to Originators Investment Plan, L.P., 10,169 shares to Duke Capital Partners, LLC and 2,667 shares to Leaf Mountain Company, LLC. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock.

        For a further discussion regarding preferred stock dividends, see "Item 6—Management's Discussion and Analysis or Plan of Operations—Preferred Stock Dividends."

        We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. See "Item 6—Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2001, we issued the securities listed below (in addition to those securities listed under the preceding "Dividends"):

        On November 29, 2001, we closed on the additional issuance of our Series A Convertible Preferred Stock with Leaf Mountain Company, LLC ("Leaf Mountain") under which we received aggregate gross proceeds of $3,000,000 for the issuance of 300,000 shares of our Series A Convertible Preferred Stock, 45,122 shares of our common Stock, one year warrants to purchase an additional 75,000 shares of our Series A Convertible Preferred Stock at $10 per share and seven year warrants to purchase an additional 421,875 shares of our common stock at $1.00 per share. Leaf Mountain is a manager-managed limited liability company whose managing director, Mr. John Jiganti, holds sole voting and investment power with respect to the shares of common stock held by Leaf Mountain.

        Mr. Gerald Pientka, who is one of our directors, is a member of Leaf Mountain and contributed, through Leaf Mountain, $75,000 of the $3,000,000 invested by Leaf Mountain. It is the policy of the Company that any officer or director who has a direct or indirect conflict in a contemplated or pending business matter must abstain from discussions or votes of our board of directors regarding such matter. Accordingly, Mr. Pientka did not participate in any discussions or votes relating to the sale to Leaf Mountain. In addition, Mr. Pientka was not aware of any matters involving or affecting the Company that were not disclosed to Leaf Mountain by the Company during the due diligence review conducted prior to the closing of the transaction.

        On December 31, 2001, we issued to each of Ms. Josephine Riina and Mr. Dominic DiFrisco, warrants to purchase 25,000 shares of our common stock as settlement for a dispute regarding a consulting agreement between the Company and the aforementioned parties. In connection therewith, we recorded an aggregate expense of $8,000. The warrants are exercisable at $7.50 per share anytime prior to December 31, 2003.

        With respect to the foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the transaction did not involve any public offering.

        As of December 31, 2001, the following warrants that we issued in prior months expired:

Issued To	Grant Date	Shares	Exercise Price
Wall & Broad Equities	Jul 24, 2000	50,000	$5.50
Paul Stock	Dec 20, 2000	5,000	$4.00
Wall & Broad Equities	Jan 23, 2001	20,000	$3.30
Wall & Broad Equities	Mar 27, 2001	10,000	$2.15
Jerome Lipman	Aug. 8, 2001	3,500	$2.00
John Bendheim	Aug 14, 2001	15,000	$2.30
John Bendheim	Aug 28, 2001	15,000	$2.30

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the consolidated financial statements.

  Use of Estimates

        Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumption affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

  Revenue Recognition

        The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received or invoiced prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet.

  Impairment of Long-Lived Assets.

        We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $578,813 ($0.02 per share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. It is possible that as a result of these tests, we may have to take a charge in a future period to recognize a write-down of the value of our acquisitions to their estimated future values.

Results of Operations

        Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. All of Electric City's sales are generated from the sale of products and services primarily in the U.S. One customer accounted for 13% and 14% of our total consolidated sales in 2001 and 2000, respectively.

        Our cost of goods sold consist primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facilities, charges for potential future warranty claims and royalty costs related to EnergySaver sales. Cost of goods sold also include the wages and expenses of our engineering group at Switchboard Apparatus.

        Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products that we purchase and resell. In addition, manufactured products that are proprietary, such as the EnergySaver, generally have higher gross margins than non-proprietary products such as switchgear or distribution panels.

        A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have never fully utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase. In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySavers of approximately $12 million to $15 million without a significant investment in fixed assets.

        Selling, general and administrative ("SG&A") expenses include the following components:

  •
  direct labor and commission costs related to our employee sales force;

  •
  commission costs related to our independent sales representatives and our distributors;

  •
  expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits;

  •
  costs related to insurance, travel and entertainment and office supplies costs and the cost of non-manufacturing utilities;

  •
  costs related with marketing and advertising our products;

  •
  research and development expenses;

  •
  costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

        Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan, the Senior Subordinated Convertible Promissory Notes, a note to the sellers of Marino Electric, a note to a seller of Switchboard Apparatus, notes to the sellers of Great Lakes, and a note to the sellers of certain distributor territories that we repurchased in June 2000, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount based on the fair value of the warrants issued to Newcourt Capital Securities as part of the issuance of the Senior Subordinated Convertible Promissory Notes, and the amortization of deferred financing costs.

Audited Twelve-Month Period Ended December 31, 2001 Compared With the Audited Twelve-Month Period Ended December 31, 2000

        Revenue.    Our revenue increased approximately $2.4 million, or 33%, to $9.6 million for the year ended December 31, 2001 compared to $7.2 million for the year ended December 31, 2000. Revenue from the sale of the EnergySaver increased 33% or $0.4 million, to $1.5 million in 2001 from $1.2 million in 2000. EnergySaver unit sales increased 68% from 109 units in 2000 to 175 units in 2001. The average selling price per EnergySaver unit sold declined from $10,600 in 2000 to $8,600 in 2001. This reduction in the average selling price is a reflection of change in the mix of models sold and the sales channel responsible for the sale. When the Company sells its products through a distributor, it records less revenue than when it sells direct to the end user. If a dealer is involved in a direct sale or if the direct sale is in a distributor's territory, then commissions will be due to the dealer and/or distributor, with commission expense reported as a selling, general and administrative expense. Sales of EnergySavers were particularly strong during the fourth quarter of 2001, when the sale of 66 units was recorded as revenue. Demand for the EnergySaver has remained strong into the first quarter of 2002 and we expect full year revenue for the EnergySaver to exceed the levels achieved in 2001.

        Sales of switchgear and distribution panels manufactured by one of our subsidiaries, Switchboard Apparatus, increased $1.8 million, or 33%, to $7.5 million during 2001 compared to $5.7 million in 2000. However, almost the entire increase in sales of switchgear and distribution panels is due to the inclusion of twelve-months of results of Switchboard Apparatus, which was acquired in August 2000. Sales of switchgear and distribution panels were adversely impacted by a slowdown in the telecom and general construction industries. This segment of our business was particularly impacted during the third quarter of 2001, but realized modest recovery during the fourth quarter, which has continued into the first quarter of 2002. We anticipate that sales from this division will continue to recover throughout 2002 and expect that full year sales will meet or exceed the levels achieved in 2001.

        The acquisition of Great Lakes Controlled Energy Corp. in June 2001 is responsible for $281,000 of the total increase in revenue for 2001. During the first quarter of 2002, Great Lakes was awarded a large contract for building controls which will contribute to a significant increase in revenues for this subsidiary during 2002. However, Great Lakes' total revenues are expected to be less than 10% of our 2002 consolidated sales.

        Other revenue declined by $95,000 or 24% to $299,000 in 2001 compared to $394,000 recorded in 2000. Other revenue includes revenue from ancillary products and installation for the EnergySaver, deferred revenue, freight, etc.

        Gross Profit.    Our gross profit declined approximately $126,000, or 22%, to $437,000 for 2001 compared to $567,000 during the twelve-month period ended December 31, 2000. Our gross profit as a percentage of sales decreased to 4.6% for 2001 compared to 7.8% during 2000. The margins at our EnergySaver division improved throughout the year as production and sales volume increased, but the margins in the switchgear division fell significantly due primarily to our failure to reduce labor expense as sales began to slow during the third quarter of the year. During the fourth quarter, we implemented layoffs and reduced our headcount by approximately 25%, which contributed to improvements in fourth quarter margins. We have been able to maintain our reduced headcount down through the first quarter of 2002, which will contribute to improved margins during 2002.

        SG&A Expenses.    SG&A expense increased approximately $860,000 to $9.9 million for the year ended December 31, 2001 from approximately $9.1 million during the year ended December 31, 2000. Most of the increase in SG&A expense was due to the inclusion of twelve months of expenses from Switchboard Apparatus, which was acquired on August 31, 2000, and the inclusion of seven months of expenses from Great Lakes, which was acquired in June 2001.

        Repurchase of Distributor Territories & Legal Settlement.    Our 2000 operating results include charges related to the repurchase of eleven distribution territories from three distributors and the settlement of a suit brought by a former consultant. We repurchased the eleven distribution territories, including the exclusive rights to sell the EnergySaver in Ohio, Michigan, Northern California, Florida, Georgia, North Carolina, South Carolina, Virginia, Arizona, Colorado and Nebraska, for $1,280,000 plus options to purchase 65,000 shares of our common stock at $2.50 each. These options were valued at $199,550 using a modified Black-Sholes option pricing model. A portion of the cash payment represents a refund of a $125,000 cash security deposit paid by the distributors to the Company. All but $100,000 of the cash portion of the repurchase price was deferred in the form of a note until the Company completed its Series A preferred stock offering, which closed in September 2001. The deferred payment accrued interest at the rate of 12% per year until it was paid in September 2001. The Company recorded total expense of $1,354,794 in 2000 related to the repurchase of the distributor territories. During 2000 we also settled a suit alleging breach of contract brought by a former consultant, for $15,000 in cash, 60,000 shares of Electric City common stock and options to purchase 40,000 shares at $7.00 per share. The total charge recognized as a result of this settlement was $325,600.

        Other Non-Operating Income (Expense).    Other non-operating expense is comprised of interest expense and interest income. Interest expense increased $3,254,000 to $3,533,000 during the 2001 as compared to $279,000 for the year ended December 31, 2000. As is more fully explained in note 8 to the consolidated financial statements, included in the 2001 interest expense was the cost of issuance and the value of the warrants issued in connections with the Senior Subordinated Promissory Notes. The costs of issuance were $187,000 and the value ascribed to the warrants was $2,917,000. The actual 2001 cash interest on the senior subordinated promissory notes was $76,000. The other components of 2001 the interest expense included $108,000 on the distributor note, $79,000 on our various lines of credit, $63,000 on our mortgage, $67,000 on notes payable to the sellers of Marino Electric, Switchboard Apparatus and Great Lakes Controlled Energy, $34,000 on equipment loans and $2,000 on various auto loans. During 2000, we recorded $107,000 in interest expense on the Marino term note, $73,000 on the deferred portion of the repurchase price of the distributors' territories, $64,000 on our mortgage, $21,000 on our working capital line and $14,000 on our equipment loan.

        Interest income earned during the year ended December 31, 2001 decreased $161,000 or 69% to $71,000 from $232,000 earned during the same period in 2000. The interest income earned during 2001 was attributable to the investment of our excess cash balances during the year. During 2000 we earned $120,000 on a loan of to one our stockholders and $112,000 on our excess cash balances.

Preferred Stock Dividends.

        There were two series of our convertible preferred stock issued and outstanding during 2001, including our Series B Convertible Preferred Stock ("Series B Preferred Stock") issued during October 2000, and our Series A Convertible Preferred Stock ("Series A Preferred Stock"), which was issued during September 2001 and November 2001.

        On October 17, 2000, we raised $2 million through the issuance of our Series B Preferred Stock (See, Footnote 9 to "Item 11—Security Ownership of Certain Beneficial Owners and Management"). The Series B Preferred Stock was considered to have a beneficial conversion feature because it was convertible at any time into shares of the Company's common stock at a conversion price that was lower than the market price on the date of issuance. Accounting rules require us to recognize, on the date of issuance, the intrinsic value of this beneficial conversion feature as a non-cash dividend. The value of this beneficial conversion feature, along with the value of the warrants was considered to be a deemed dividend, the value of which was capped at the $2 million of gross proceeds. The value of the warrants was determined to be $624,000 using a modified Black-Sholes option pricing model. The value of the beneficial conversion feature was calculated as the sum of (i) the market value of the common stock into which the Series B Preferred Stock was convertible on the date of issuance, minus (ii) the allocated proceeds of the Series B Preferred Stock on the date of issuance.

        On June 15, 2001 the holder of the Series B Preferred Stock elected to convert all of the shares Series B Preferred Stock into common stock. The dividend accrued on the Series B Preferred Stock from the issuance date of October 17, 2000 through the conversion date of June 15, 2001, totaled $106,082, of which $73,206 was attributable to 2001. We elected to pay the accrued dividend through the issuance of additional shares of Series B Preferred Stock, which the holder converted to common stock on the conversion date. The shares of Series B Preferred Stock received as payment of the accrued dividend were considered to have a beneficial conversion feature because they were convertible into shares of common stock at a price below the market price on the date of issuance. As a result, we recorded a deemed dividend of $92,024 on the date of issuance of the dividend shares.

        On September 7, 2001 we received $16 million of gross proceeds through the issuance of our Series A Preferred Stock (See, Footnote 11 to "Item 11—Security Ownership of Certain Beneficial Owners and Management"). On November 29, 2001, we received an additional $3 million of gross proceeds through the sale of additional shares of Series A Preferred Stock (See, Footnote 11 to

"Item 11—Security Ownership of Certain Beneficial Owners and Management"). The Series A Preferred Stock is also considered to have a beneficial conversion feature because it permits the holders to convert their shares of Series A Preferred Stock into shares of common stock at a price, which on the date of issuance, was lower than the market price for the common stock. The value of this beneficial conversion feature, along with the value of the common stock and warrants issued as part of these transactions, was considered to be a non-cash deemed dividend, the value of which was capped at the $19 million of gross proceeds.

        The Series A Preferred Stock accrues a dividend at the rate of 10%, which is payable at our option in cash or additional shares of Series A Preferred Stock. During 2001, we accrued dividends totaling $669,933 on the shares of Series A Preferred Stock, which we elected to pay by issuing additional shares of Series A Preferred Stock. On the date that we issued these additional shares, we were required to recognize a deemed dividend of $283,776 due to the beneficial conversion feature associated with the additional shares of Series A Convertible Preferred Stock that was issued.

        The non-cash dividends recognized during 2001 and 2000 are comprised of the following:

	Year ended December 31, 2001	Year ended December 31, 2000
Deemed dividend associated with beneficial conversion feature of Series B Convertible Preferred Stock	$—	$2,000,000
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock	19,000,000	—

Accrual of Dividend on Series A Convertible Preferred	669,933	—
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend	283,776	—
Accrual of Series B Preferred dividend	73,206	32,877
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series B Preferred dividend	92,024	—

Total	$20,118,939	$2,032,877

Liquidity and Capital Resources

        As of December 31, 2001, we had cash and cash equivalents of $5,486,073, compared to cash and cash equivalents of $629,436 on December 31, 2000. Our debt obligations as of December 31, 2001 consisted of a mortgage in the amount of $738,818 on our facility in Elk Grove Village Illinois, an equipment loan of $425,000, a note due the seller of Marino Electric for $219,067 and vehicle loans totaling $51,133. In addition we had a $2 million line of credit that had no borrowings on it as of December 31, 2001.

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

        Net cash increased $4,856,637during the year ended December 31, 2001 while net cash declined $5,536,761 during the year ended December 31, 2000. Operating activities consumed $9,839,575 and $7,110,038 during the twelve-month periods ended December 31, 2001 and December 31, 2000, respectively. Cash used to fund the net loss was the largest operating use of cash in each of these periods. We used some of the cash raised through the issuance of preferred stock to pay overdue payables and to satisfy a portion of our accrued expenses. The decline in these accounts more than offset the cash generated from a decline in our inventories and other current assets. Inventories declined as we shifted to a "make to order" rather than a "make to inventory" process in the manufacture of our EnergySaver products.

        Investing activities used $69,487 during 2001 as compared to generating $457,514 during 2000. During 2001 we spent $121,586 on new equipment, but generated $52,099 through the sale of equipment that we no longer needed. The year ended December 31, 2000 benefited from a $600,000 repayment of a loan made to a founding stockholder and $67,637 of cash acquired in the Switchboard acquisition. These sources were partially offset by purchases of property and equipment totaling $210,123.

        Financing activities generated $14,765,699 during 2001 compared to generating $1,115,763 during 2000. During 2001, we raised $19 million in gross proceeds through the issuance of our Series A Convertible Preferred Stock, of which $3.2 million was raised through the issuance of three Senior Subordinated Promissory Notes (which Notes were subsequently converted into shares of our Series A Convertible Preferred Stock) and $15.8 million through the issuance of our Series A Convertible Preferred Stock. We also refinanced some equipment loans, raising an additional $551,414. A portion of these funds was used to pay costs associated with raising the funds and to repay existing obligations. The costs of issuance attributable to the Senior Subordinated Notes and the Series A Convertible Preferred Stock totaled $546,511. Funds used to retire or repay existing debt included $1,356,660 for the note payable to distributors, $852,200 to pay down our lines of credit, $449,628 to retire an outstanding equipment loan with Oxford Bank, $489,647 to pay down amounts owed the sellers of Marino Electric, $75,000 for scheduled payments on a new equipment loan with American National Bank, $19,962 for scheduled mortgage payments on our Elk Grove Village facilities, and $9,454 of scheduled payments on various auto loans.

        During 2000, we generated net proceeds of $1,830,000 by selling 2,000 shares of Series B Convertible Preferred Stock in a private placement, $44,900 from the sale of 20,000 shares of our common stock in a private placement and $500,000 through borrowings under our working capital line. These sources were partially offset by payments made on the note to the sellers of Marino Electric totaling $1,083,286, as well as $57,351 paid to reduce the balances on our mortgage, equipment loan and auto loans. We also refunded $110,000 to two investors in the Company's private placement prior to issuing their stock certificates and repurchased 1,000 shares of our common stock for $8,500.

        In March 2001, we replaced loans we had with LaSalle Bank N.A. and Oxford Bank & Trust with a credit facility from American National Bank and Trust Company of Chicago. The new facility included a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at a rate equal to American National Bank's corporate base rate, which was 4.25% on December 31, 2001. Availability under the line is tied to our inventory and receivable balances. The term note has a term of three years and bears interest at the bank's corporate base rate. These credit facilities are secured by all of the Company's assets, other than real estate and require the Company to meet certain financial covenants including a total debt service coverage ratio and a minimum net worth requirement. There were no borrowings on the line of credit as of December 31, 2001 and, therefore, the entire line was available. As of December 31, 2001, we were in violation of the total debt service coverage covenant, which covenant violation was waived by American National Bank. During March 2002, American National Bank notified us that it would not renew the revolving credit line for the current year, but it did agree to extend the maturity to May 31, 2002 in order to provide us additional time in which to find a replacement lender. During April 2002, the Company accepted a commitment from American Chartered Bank to replace the American National Bank facility (see note 19 to "Notes to Consolidated Financial Statements" for a summary of the terms of the American Chartered Bank commitment).

        Our ability to continue the development, manufacturing and the expansion of sales of our products, including the EnergySaver, the GlobalCommander and TP3, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, our ability to improve margins and the cost of additional manufacturing equipment.

        We were successful in raising $19 million of gross proceeds from preferred stock issuances during 2001, which has significantly improved our liquidity position and allowed us to continue to execute our business plan without any interruptions. Our Board of Directors has instructed senior management to evaluate the feasibility of raising additional capital during 2002, believing that it may be prudent to add to our liquidity to ensure cash availability until our operations begin to produce positive cash flow. If our Board decides to raise additional capital (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

        Our current projections indicate that the combination of the cash raised in the recent sale of preferred stock and a working capital line should provide sufficient liquidity to allow us to operate until our operations turn cash flow positive. These projections contain certain key assumptions, which may or may not occur. If, for one reason or another we do not raise additional capital in the near future or certain key assumptions contained in our projections are proven to be wrong, we may begin to experience a liquidity shortage later this year which could force us to scale back our growth plans.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted SFAS No. 141 for all future acquisitions.

        SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, goodwill amortization of $555,066 that was incurred in 2001 will no longer be incurred in the future. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined the effect that these tests will have on our earnings and financial position of the Company.

        In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. Accordingly, the Company will adopt SFAS No. 143 beginning January 1, 2003. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what, if any, effect that SFAS No. 143 will have on the earnings and financial position of the Company.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It also supersedes the accounting and reporting of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning January 1, 2002. We are currently evaluating the potential impact that the adoption of SFAS No. 144 will have on the earnings and financial position of the Company.

Item 7.    Financial Statements

        Index to Financial Statements [insert correct pagination for final draft]

Report of Independent Certified Public Accountants	F-1
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000	F-2 - F-3
Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000	F-4
Statements of Stockholders' Equity for the years ended December 31, 2001 and December 31, 2000	F-5
Statements of Consolidated Cash Flows for the years ended December 31, 2001 and December 31, 2000	F-6 - F-8
Notes to Consolidated Financial Statements	F-9 - F-31

Item 8.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The table below shows certain information about our directors, executive officers and key employees:

Name	Age	Principal Positions
Directors and Executive Officers
John P. Mitola	37	Chief Executive Officer and Director
Brian J. Kawamura	44	President, Chief Operating Officer and Director
Jeffrey R. Mistarz	43	Chief Financial Officer and Treasurer
Michael R. Pokora	37	Executive Vice President, Business Operations and Sales (3)
Michael S. Stelter	45	Vice President, Sales and Director
Frederic F. Brace	44	Director(5)
John J. Callahan	52	Director(2)
Victor L. Conant	55	Director(4)
W. James Jewitt	48	Director(7)
Robert J. Manning	59	Director(1)
Kevin P. McEneely	53	Director(1)
Paul E. McGlinn	45	Director(5)(6)
Gerald A. Pientka	46	Director(1)(2)
James T. Stumpe	44	Director(4)
Robert D. Wagner	60	Director(2)(5)
Roscoe C. Young II	51	Director(8)

(1)
Member of our Audit Committee.

(2)
Member of our Compensation Committee.

(3)
Mr. Pokora resigned his position with the Company effective January 31, 2002.

(4)
Messrs. Conant and Stumpe resigned their positions as directors of the Company following the 2001 Annual Meeting of Stockholders held on August 30, 2001. These positions were filled by appointees of the holders of our Series A Convertible Preferred Stock.

(5)
Messrs. Brace, McGlinn and Wagner were appointed effective October 17, 2001 by the holders of our Series A Convertible Preferred Stock. Mr. Brace was appointed collectively by Morgan Stanley Dean Witter Equity Funding, Inc. and Originators Investment Plan, L.P., Mr. McGlinn was appointed by EP Power Finance, L.L.C. and Mr. Wagner was appointed by Duke Capital Partners, LLC. Newcourt Capital USA, Inc. has not yet appointed a director.

(6)
Mr. McGlinn resigned his position as a director of the Company effective February 25, 2002.

(7)
Following Mr. McGlinn's resignation as a director of the Company, EP Power Finance, L.L.C. designated Mr. W. James Jewitt, its Managing Director, as a director of the Company. The board of directors recognized the appointment of Mr. Jewitt at its meeting held on February 27, 2002.

(8)
Mr. Young resigned his position as a director of the Company effective February 25, 2002, which resignation was accepted by the board of directors during at its meeting held on February 27, 2002. His successor has not yet been appointed.

        Our Board of Directors is currently authorized for a membership of twelve directors. As of February 28, 2002, our Board of Directors had two vacancies, of which one is to be appointed by the holders of our Series A Convertible Preferred Stock.

        John P. Mitola has been one of our directors since November 1999 and has been our chief executive officer since January 2000. From August 1993 until joining us, Mr. Mitola was with Unicom Thermal Technologies (now Exelon Thermal Technologies, Unicom (now Exelon) Corporation's largest (at that time) unregulated subsidiary, serving most recently as vice president and general manager. Mr. Mitola led the growth of Unicom Thermal through the development of Unicom Thermal's Northwind™ ice technology and through thermal energy joint ventures between Unicom Thermal and several leading electric utility companies across North America. Prior to his appointment at Unicom Thermal, Mr. Mitola was director of business development for Commonwealth Edison Company, the local electric utility serving Chicago, Illinois and the northern Illinois region.

        Brian J. Kawamura has been one of our directors since November 1999 and has been our President and Chief Operating Officer since January 2000. From September 1997 until joining us, Mr. Kawamura served as Executive Vice President—Field Sales and Operations for the Southern Division of KMC Telecom, a rapidly growing competitive local exchange carrier founded in 1995, where he was responsible for sales growth in existing markets in Alabama, Florida, Georgia, Louisiana and Texas as well as future markets in the South and Southeast regions. From October 1986 until joining KMC Telecom, Mr. Kawamura was Vice President and General Manager of the six state Central Region for MFS Worldcom, a telecommunications company.

        Jeffrey R. Mistarz has been our chief financial officer since January 2000 and our treasurer since October 2000. From January 1994 until joining us, Mr. Mistarz served as chief financial officer for Nucon Corporation, a privately held manufacturer of material handling products and systems, responsible for all areas of finance and accounting, managing capital and shareholder relations. Prior to joining Nucon, Mr. Mistarz was with First Chicago Corporation (now Bank One Corporation) for 12 years where he held several positions in corporate lending, investment banking and credit strategy.

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

        Frederic F. Brace has been one of our directors since October 2001 and is an appointee of the holders of our Series A Convertible Preferred Stock. Mr. Brace is, and has been, the Senior Vice President and Chief Financial Officer of UAL Corporation, the parent of United Airlines since September 2001. From July 1999 through September 2001, Mr. Brace was Senior Vice President and Treasurer of United Airlines and its Vice President of Finance from October 1996 through July 1999.

        John J. Callahan was appointed to be one of our directors in March 2001. Mr. Callahan served as Senior Vice President of Sales and Marketing for Allegiance Telecom from December 1997 until his retirement in December 1999. From November 1992 to December 1997 Mr. Callahan served as the President of the Western Division of MFS Worldcom. Prior to joining MFS Worldcom he was a Vice President and General Manager of the Southwestern Division of Sprint.

        William James Jewitt was appointed to be one of our directors in February 2002 by the holders of our Series A Convertible Preferred Stock. Mr. Jewitt is currently, as has been since June 2000, the managing partner of EP Power Finance, L.L.C. From May 1998 through June 2000, Mr. Jewitt was a consultant to the energy industry. From March 1996 through May 1998, Mr. Jewitt was CEO and president of ESBI Energy Company.

        Robert J. Manning has been one of our directors since May 2000 and Chairman of our Board of Directors since January 2001. Mr. Manning is a co-founder and a member of Groupe Manning LLC,

an energy consulting company. From April 1997 until his retirement in January 2000, Mr. Manning served as executive vice president of Exelon Corporation and its largest subsidiary, Commonwealth Edison Company, where his responsibilities included managing the sale of Commonwealth Edison's fossil generating fleet. During his thirty-five year career at Exelon, Mr. Manning directed all aspects of electric generation, consumer service and transmission and distribution operations.

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

        Gerald A. Pientka has been one of our directors since May 2000. Mr. Pientka is a co-founder of Higgins Development Partners, LLC, a national real estate development company headquartered in Chicago, Illinois. Mr. Pientka has served as President of the company since its inception in May 1999 when the Pritzker family interest purchased a controlling interest in Higgins Development Partners, LLC (formerly Walsh, Higgins & Company). Mr. Pientka served as President of Walsh, Higgins & Company from May 1992 until May 1999. Mr. Pientka is also a member of Leaf Mountain Company, LLC, who is an investor in our Series A Convertible Preferred Stock (See, "Recent Sales of Unregistered Securities").

        Robert D. Wagner has been one of our directors since October 2001 and is an appointee of the holders of our Series A Convertible Preferred Stock. Mr. Wagner served as Managing Director the corporate finance group of Arthur Andersen LLP from May 1999 until his retirement in April 2001. From June 1998 through May 1999, Mr. Wagner served as Managing Director of M2 Capital. From April 1989 through June 1998, Mr. Wagner served as Managing Director for Bankers Trust/BT Alex Brown.

Board Committees

        Our board of directors currently has the following committees:

  •
  Audit Committee. The audit committee reviews and recommends to the board of directors the independent public accountants selected to audit our financial statements, meets with the independent public accountants to review the scope and results of the audit, reviews transactions involving the Company and its officers, directors, affiliates and significant stockholders and investigates any matters brought to its attention. The members of the audit committee are Messrs. Manning, McEneely and Pientka.

  •
  Compensation Committee. The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company's executive and senior management, subject to approval of the Board as a whole. The members of the compensation committee are Messrs. Callahan, Pientka and Wagner.

        At the meeting of the board of directors of the Company held on February 27, 2002, our directors approved a resolution to dissolve the executive committee of the board of directors. The original purpose of the executive committee was to review the financial results and general operations of the Company, which functions have been addressed during meetings of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        John P. Mitola, our Chief Executive Officer, failed to report on a timely basis four Form 4 transactions involving purchases of our common stock made during 2001 on behalf of trusts established for his children. In addition, Mr. Mitola failed to report those same transactions on a timely basis on Form 5 during 2002.

Item 10.    Executive Compensation

Summary Compensation Table

        The following table summarizes the total compensation paid or awarded to each of our executive officers and principal officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2001. There were no bonuses awarded for the fiscal year ended December 31, 2001.

		Annual Compensation							Long Term Compensation
Name and Principal Position	Period	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Securities Underlying Options(#)
John P. Mitola(1) our chief executive officer	12/31/01 12/31/00 12/31/99	$ $	350,000 350,000 —	$	— 140,000 —	$ $	14,370(4 9,190(4 —	) )	— 1,000,000 —
Brian J. Kawamura(1) our president and chief operating officer	12/31/01 12/31/00 12/31/99	$ $	350,000 350,000 —	$	— 140,000 —	$ $	10,050(5 6,600(6 —	) )	— 1,500,000 —
Michael R. Pokora(1) our executive vice president of business operations and sales	12/31/01 12/31/00 12/31/99	$ $	250,000 250,000 —		— 100,000 —	$ $	12,274(7 8,695(7 —	) )	— 500,000 —
Jeffrey R. Mistarz(2) our chief financial officer and treasurer	12/31/01 12/31/00 12/31/99	$ $	175,000 175,000 —	$	— 70,000 —	$ $	7,657(8 2,320(8 —	) )	— 200,000 —
William A. Karambelas (3) our senior vice president of sales	12/31/01 12/31/00 12/31/99		$167,197 — —		— — —		$110(9 — —)		150,000 — —

(1)
Each of Messrs. Mitola, Kawamura and Pokora entered into employment agreements with us on November 18, 1999 for a term of three years which became effective on January 3, 2000 and ending on December 31, 2002. Effective as of Janaury 1, 2000, options with an exercise price of $7.00 per share that vest over the term of the agreement were granted to each of Messrs. Mitola, Kawamura and Pokora pursuant to their employment agreements.

(2)
Mr. Mistarz entered into an employment agreement with us effective January 14, 2000 for a term of three years beginning as of January 1, 2000 and ending on December 31, 2002. As part of the employment agreement, Mr. Mistarz was granted options with an exercise price of $7.00 per share that vest over the term of the agreement.

(3)
Mr. Karambelas' employment with the Company became effective on April 1, 2001. Mr. Karambelas is not an executive officer of the Company but is included for purposes of compensation disclosure.

(4)
This represents a monthly auto allowance of $550 and the cost of life insurance and long-term disability insurance for Mr. Mitola.

(5)
This represents a monthly auto allowance of $550 for Mr. Kawamura and the cost of life insurance and long-term disability insurance for Mr. Kawamura.

(6)
This represents a monthly auto allowance of $550 for Mr. Kawamura.

(7)
This represents a monthly auto allowance of $550 and the cost of life insurance and long-term disability insurance for Mr. Pokora.

(8)
This represents the cost of life insurance and long-term disability insurance for Mr. Mistarz.

(9)
This represents the cost of long-term disability insurance for Mr. Karambelas.

Employment Agreements

        Effective January 3, 2000, we entered into an employment agreement with John Mitola, our chief executive officer, for a three-year period ending on December 31, 2002. The agreement provides for a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Mitola's business-related cellular phone calls.

        Under the employment agreement, we granted to Mr. Mitola an option to purchase 1,000,000 shares of our common stock at $7.00 per share which became exercisable with respect to 333,334 shares on December 31, 2000, 333,333 shares on December 31, 2001 and which will become exercisable with respect to 333,333 shares on December 31, 2002. Mr. Mitola has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options but has waived such rights with respect to registrations undertaken on behalf of the holders of our Series A Convertible Preferred Stock.

        The employment agreement imposes on Mr. Mitola non-competition, non-solicitation and confidentiality agreements.

        Effective January 3, 2000, we entered into an employment agreement with Brian Kawamura, our president and chief operating officer, for a three-year period ending on December 31, 2002. The agreement provides for a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Kawamura's business-related cellular phone calls.

        Under the employment agreement, we granted to Mr. Kawamura an option to purchase 1,500,000 shares of our common stock at $7.00 per share which became exercisable with respect to 500,000 shares on December 31, 2000, 500,000 shares on December 31, 2001 and which will become exercisable with respect to 500,000 shares on December 31, 2002. Mr. Kawamura has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options but has waived such rights with respect to registrations undertaken on behalf of the holders of our Series A Convertible Preferred Stock.

        The employment agreement imposes on Mr. Kawamura non-competition, non-solicitation and confidentiality agreements.

        Effective January 3, 2000, we entered into an employment agreement with Michael Pokora, our executive vice president of operations and sales, for a three-year period beginning on January 3, 2000 and ending on December 31, 2002. The agreement provides for a base salary of $250,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Pokora's business-related cellular phone calls.

        Under the employment agreement, we granted to Mr. Pokora an option to purchase 500,000 shares of our common stock at $7.00 per share which became exercisable with respect to 166,667 shares on December 31, 2000, 166,666 shares on December 31, 2001 and which will become exercisable with respect to 166,666 shares on December 31, 2002. Mr. Pokora has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options but has waived such rights with respect to registrations undertaken on behalf of the holders of our Series A Convertible Preferred Stock.

        The employment agreement imposes on Mr. Pokora non-competition, non-solicitation and confidentiality agreements.

        As noted herein, Mr. Pokora resigned his position with the Company effective January 31, 2002.

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

        Under the employment agreement, we granted to Mr. Mistarz an option to purchase 200,000 shares of our common stock at $7.00 per share which vest with respect to 66,667 shares on December 31, 2000, 66,667 shares on December 31, 2001 and which will vest with respect to 66,666 shares on December 31, 2002. Of the vested options, 22,223 became exercisable on December 31, 2000, 44,444 became exercisable on December 31, 2001, and 44,444 becoming exercisable on December 31, 2002, etc. Mr. Mistarz has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options but has waived such rights with respect to registrations undertaken on behalf of the holders of our Series A Convertible Preferred Stock.

        The employment agreement imposes on Mr. Mistarz non-competition, non-solicitation and confidentiality agreements.

2001 Option Grants

        The following table sets forth information regarding stock option grants made to each of the above named executive and principal officers during the fiscal year ended December 31, 2001.

Name	Number of Shares Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Period	Exercise Price ($/Share)	Expiration Date
John P. Mitola	—	—	—	—
Brian J. Kawamura	—	—	—	—
Michael R. Pokora	—	—	—	—
Jeffrey R. Mistarz	—	—	—	—
William A. Karambelas	150,000	19%	$7.00	3/26/11

2001 Option Values

        The following table sets forth information regarding the number and value of unexercised options held by each of the above named executive and principal officers as of December 31, 2001. None of our named executive or principal officers hold any stock appreciation rights and none of them exercised any options during the fiscal year ended December 31, 2001.

			Value of Unexercised In-the-Money Options at December 31, 2001 ($)
	Number of Shares Underlying Unexercised Options at December 31, 2001 (#)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Mitola	666,667	333,333	$0	$0
Brian J. Kawamura	1,000,000	500,000	$0	$0
Michael R. Pokora	333,333	166,667	$0	$0
Jeffrey R. Mistarz	66,667	133,333	$0	$0
William A. Karambelas	—	150,000	$0	$0

Stock Options and Incentive Compensation

        During the Company's annual meeting of shareholders held on August 30, 2001, our shareholders approved the adoption of the 2001 Stock Incentive Plan (the "Plan"), which provides that up to 800,000 shares of the Company's common stock, par value $0.0001 ("Common Stock") may be delivered under the Plan to certain employees of the Company or any of its subsidiaries. In addition, the Plan provides for an additional 500,000 shares of Common Stock to be reserved on January 1 of each succeeding year, beginning January 1, 2002. The awards to be granted under the Plan may be incentive stock options eligible for favored treatment under Section 422 of the Internal Revenue code of 1986, as amended from time to time, or non-qualified options that are not eligible for such treatment or stock of the Company, which may be subject to contingencies or restrictions. Approximately 40 employees, officers and directors of the Company are currently eligible to participate in the Plan.

        The exercise price for any incentive stock option ("ISO") may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the Common Stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Committee or Board. The aggregate fair market value of the shares that may be subject to any ISO granted to any participant may not exceed $100,000 on the date of grant. There is no comparable limitation with respect to non-qualified stock options.

        The term of all options granted under the Plan will be determined by the Committee or Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof and, further provided, that if, at the time an ISO is granted, the optionee owns (or is deemed to own under Section 424(d) of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, of any of its Subsidiaries or of a Parent, the term of the ISO shall not exceed five years from the date of grant. The right of exercise will be cumulative, so that shares that are not purchased in one year may be purchased in a subsequent year. The options may not be assigned. Upon exercise of any option, in whole or in part, payment in full is required (unless the applicable award contract permits installment payments or cashless exercise) for the number of shares purchased. Payment may be made in cash, by delivery of shares of the Common Stock of equivalent fair market value or by any other form of legal consideration that is acceptable to the Board.

        In addition to the ISOs and non-qualified options, the Plan permits the Committee, consistent with the purposes of the Plan, to grant shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion. The grant may require the holder to pay such price per share therefore, if any, as the Committee may determine. Such shares may be subject to such contingencies and restrictions as the Committee may determine.

        If an employee's employment is terminated by reason of death, disability or retirement, either the employee or his or her beneficiary will have the right for eighteen months to exercise the option to the extent the option was exercisable on the date of death or disability, but in no event after the date the award would otherwise have expired. If a Plan participant's relationship with the Company is terminated for any reason other than death, disability or retirement and other than for cause or without the Company's consent (in which case the option shall terminate immediately), he or she may, for a period of one year, exercise the option to the extent that it was exercisable on the date of termination, but in no event after the date the award would otherwise have expired.

        The Plan will be administered by the Board, which is authorized to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to determine the employees to whom, and the time, terms and conditions under which, options are to be granted. The Board is also authorized to adjust the number of shares available under the Plan, the number of shares subject to outstanding options and the option prices to take into account the Company's capitalization by reason of a stock dividend, recapitalization, merger, consolidation, stock split, combination or exchange of shares or otherwise.

        The Board may amend, suspend or terminate the Plan in any respect at any time. However, no amendment may (i) increase the number of shares reserved for option under the Plan, (ii) modify the requirements for participation in the Plan, or (iii) modify the Plan in any way that would require stockholder approval under the rules and regulations under the Exchange Act.

        Under current Federal law, no taxable income will be recognized by the recipient of an incentive stock option within the meaning of Section 422 of the Code upon either the grant or exercise of the incentive stock option (provided the exercise occurs while the participant is an employee of the Company or within three months after termination of employment), nor will a deduction be allowed the Company by reason of the grant or exercise, provided the employee does not dispose of the shares issued upon exercise within two years from the date the option was granted and within one year from the date the shares were issued. If the recipient fails to satisfy these holding period requirements, the difference between the amounts realized upon disposition of the shares and the adjusted basis of the shares is includible as compensation in the recipient's gross income and the Company will be entitled to a deduction in that amount.

        Under current law, the holder of a non-qualified stock option is taxable at the time of exercise on the difference between the exercise price and the fair market value of the shares on the date of exercise. Upon disposition of the stock, the stockholder is taxable upon the difference between the basis of the stock (which is equal to the fair market value at the time the option was exercised) and the amount realized upon the disposition.

        A grant of shares of Common Stock that is subject to no vesting restrictions will result in taxable income for federal income tax purposes to the recipient at the time of grant in an amount equal to the fair market value of the shares awarded. The Company would be entitled to a corresponding deduction at that time for the amount included in the recipient's income.

        Generally, a grant of shares of Common Stock under the Plan subject to vesting and transfer restrictions will not result in taxable income to the recipient for federal income tax purposes or a tax deduction to the Company in the year of the grant. The value of the shares will generally be taxable to the recipient as compensation income in the years in which the restriction on the shares lapse. Such value will be the fair market value of the shares on the dates the restrictions terminate. Any recipient, however, may elect pursuant to Section 83(b) of the Code to treat the fair market value of the shares on the date of such grant as compensation income in the year of the grant of restricted shares, provided the recipient makes the election within 30 days after the date of the grant. In any case, the Company will receive a deduction for federal income tax purposes corresponding in amount to the amount of compensation included in the recipient's income in the year in which that amount is so included.

        As of January 1, 2002, there were 1,300,000 shares of Common Stock reserved under the Plan. There were no grants or issuances of Common Stock under the Plan during 2001.

Director Compensation

        Upon joining our Board of Directors in April and May 2000, we granted to each of Messrs. Pientka, Manning and Young, three of our outside directors, an option to purchase 50,000 shares of our Common Stock at an exercise price of $7.00 per share (subject to vesting as described below). Of such options, 12,500 options vested on January 1, 2001, and 12,500 options will vest on the first day of each year thereafter, all at an exercise price per share of $7.00, conditioned upon being a director as of each vesting date. In addition, on January 1, 2001 and on the first day of each year thereafter, we will grant automatically to each of Messrs. Pientka, Manning and Young, if serving on our Board of Directors as of such date, an option to purchase 25,000 shares of our Common Stock at an exercise price of $1.00 more than the exercise price for the preceding annual grant. The options granted, or to be granted, as the case may be, to Messrs. Pientka, Manning and Young would vest equally over a four-year period. On March 13, 2001, we granted to Mr. Stumpe, one of our outside directors, retroactive to May 2000, stock options under the same conditions as those granted to Messrs. Pientka, Manning and Young. On April 1, Mr. Callahan was appointed to our Board of Directors. Mr. Callahan is also one of our outside directors and was granted an option to purchase 75,000 shares of our Common Stock at an exercise price of $2.00 per share, which was the closing price of our stock on March 30, 2001. Of such options, 25,000 options vest each April 1, beginning in 2001, if Mr. Callahan continues to serve as a director on each of those vesting dates. In addition, on each annual anniversary date of Mr. Callahan's appointment date, we will grant to Mr. Callahan, if serving on our Board of Directors at such time, an option to purchase 25,000 shares of our Common Stock at an exercise price equal to the closing price of our stock on the most recent prior trading day. This grant will vest in equal increments on April 1, 2002, 2003 and 2004 if Mr. Callahan is a director on each of those vesting dates. On March 21, 2001, our directors approved a change in stock options granted to Messrs. Pientka, Manning, Young and Stumpe to reflect the options granted to Mr. Callahan.

        During October 2001, the holders of our Series A Convertible Preferred Stock appointed Messrs. Frederic Brace, Paul McGlinn and Robert Wagner to our Board of Directors. Pursuant to the appointments, we granted to each of Messrs. Brace, McGlinn and Wagner an option to purchase 75,000 shares of our Common Stock at an exercise price of $1.50 per share, which was the closing price of our stock on October 16, 2001. Of such options, 25,000 options vest each October 17, beginning in 2001, if the aforementioned individuals continue to serve as directors on each of those vesting dates. During February 2002, Mr. W. James Jewitt was appointed by EP Power Finance, L.L.C. to replace Mr. McGlinn, who resigned as a member of our Board of Directors. In addition, on each annual anniversary date of their appointment date, we will grant to each of Messrs. Brace, Jewitt and Wagner, if serving on our Board of Directors at such time, an option to purchase 25,000 shares of our Common Stock at an exercise price equal to the closing price of our stock on the most recent prior trading day. This grant will vest in equal increments on October 17, 2002, 2003 and 2004 if each individual is a director on each of those vesting dates. Since the corporate policy of Mr. McGlinn's past employer and Mr. Jewitt's current employer, EP Power Finance, L.L.C. provides that director compensation earned by any of its employees is paid to the company, the options granted pursuant to both Mr. McGlinn's and Mr. Jewitt's appointments were granted to EP Power Finance, L.L.C.

        We expect to grant similar option packages to other outside directors that join our Board of Directors in the future, including any directors elected by the holders of our Series A Convertible Preferred Stock.

        Directors who are also employees of the Company receive no additional compensation for their services as directors. Directors who are not employees of the Company (excluding founder-directors), in addition to stock options, are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at such meetings.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

        The following tables list certain information, as of February 28, 2002, regarding the beneficial ownership of our outstanding common stock by (1) each of our directors and named executive officers, the persons known to us to beneficially own greater than 5% of our common stock and our directors and executive officers, as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted, (1) the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them and (2) the address of each person listed in the following table (unless otherwise noted) is c/o Electric City Corp., 1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410.

Name	Shares Directly Held		Shares Issuable Upon Exercise of Preferred Stock	Shares Issuable Upon Exercise of Warrants		Shares Issuable Upon Exercise of Options		Total	%
Directors, Executive Officers and 5% Holders
Joseph C. Marino	7,649,754	(1)	—	—		2,150,000	(2)	9,799,754	29.46%
Pino, LLC	7,253,602		—	—		1,700,000		8,953,602	27.29%
NCVC, L.L.C.(3)	4,188,999		—	—		1,000,000	(5)	5,188,999	16.16%
Victor Conant	4,188,999	(4)	—	—		1,000,000	(5)	5,188,999	16.16%
Kevin P. McEneely	4,188,999	(4)	—	—		1,000,000	(5)	5,188,999	16.16%
DYDX Consulting LLC(6)	3,017,499		—	—		1,000,000	(7)	4,017,499	12.51%
Nikolas Konstant(8)	3,017,499		—	—		1,000,000	(7)	4,017,499	12.51%
Augustine Fund, L.P. (9)	1,415,009		—	200,000		—		1,615,009	5.16%
Newcourt Capital Securities, Inc.(10)	—		—	3,314,830		—		3,314,830	9.63%
Newcourt Capital USA, Inc.(11)	80,217		4,238,220	5,064,830	(12)	—		9,383,267	23.22%
EP Power Finance, L.L.C.(11)	80,217		4,273,710	1,750,000		50,000	(14)	6,153,927	16.55%
Duke Capital Partners, LLC(11)	80,217		4,273,710	1,750,000		—		6,103,927	16.44%
Morgan Stanley Dean Witter Equity Funding, Inc.(11)(13)	80,217		4,273,710	1,750,000		—		6,103,927	16.44%
Leaf Mountain Company, LLC(11)	45,122		3,102,330	1,171,875		—		4,319,327	12.21%
John P. Mitola	13,706		—	—		666,667		680,373	2.14%
Brian Kawamura	68,000		—	—		1,000,000		1,068,000	3.33%
Jeffrey R. Mistarz	4,200		—	—		66,667		70,867	*
Michael S. Stelter	1,222,892		—	—		—		1,222,892	3.93%
William A. Karambelas	—		—	—		37,500		37,500	*
Frederic F. Brace	—		—	—		50,000		50,000	*
John J. Callahan	10,000		—	—		58,334		68,334	*
W. James Jewitt	—		—	—		0	(14)	0	*
Robert J. Manning	2,000		—	—		83,334		85,334	*
Gerald A. Pientka(11)	22,000		—	—		83,334		105,334	*
Robert D. Wagner	—		—	—		50,000		50,000	*
All directors and executive officers as a group (13 persons)**	5,535,997		—	—		3,162,503		8,698,500	25.38%

*
Denotes beneficial ownership of less than 1%.

**
Eliminates duplication

(1)
Includes 7,253,602 shares held of record by Pino, LLC ("Pino"). Mr. Marino holds a 100% membership interest in Pino and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by Pino and, therefore, is deemed to be the beneficial owner of these shares.

(2)
Includes options to acquire 1,700,000 shares of common stock at $1.10 per share held by Pino. In addition, Mr. Marino holds options to acquire 450,000 shares of common stock pursuant to an employment agreement between the Company and Mr. Marino dated January 1, 1999. Mr. Marino was granted these stock options to acquire 450,000 shares of the Company's common stock with an exercise price of $3.50 per share, which option shares were to vest equally over the four-year term of the employment agreement. During July 1999, the Company's board of directors approved a 2 for 1 stock split, which resulted in a post-split grant of 900,000 shares. During December 2000, Mr. Marino resigned his position as Chairman of the Company, at which time 450,000 shares had become vested.

(3)
The business address of NCVC, L.L.C. ("NCVC") is 6245 West Howard St., Niles, Illinois 60714.

(4)
Includes 4,188,999 shares held of record by NCVC. Messrs. Conant and McEneely are managers and members of NCVC, and, in said capacities, share voting and investment power with respect to shares of common stock held by NCVC. Therefore, they are deemed to be the beneficial owners of these shares.

(5)
Includes options to acquire 1,000,000 shares of common stock at $1.10 per share held by NCVC.

(6)
The business address of DYDX Consulting, LLC ("DYDX") is 221 N. LaSalle Street, Suite 3900, Chicago, Illinois 60601.

(7)
Includes options to acquire 1,000,000 shares of common stock at $1.10 per share held by DYDX.

(8)
Includes 3,017,499 shares held of record by DYDX. Mr. Konstant holds a 100% membership interest in DYDX and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by DYDX and, therefore, is deemed to be the beneficial owner of these shares.

(9)
On October 17, 2000, Augustine Fund, L.P. purchased 2,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred") and was issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $4.425 per share, for gross proceeds to the Company of $2,000,000. The Series B Preferred was convertible into shares of the Company's common stock, which stock was converted on June 15, 2001 into 1,472,244 shares of the Company's common stock. An additional 56,764 shares of common stock were issued as accrued dividends on the Series B Preferred. The controlling members, directors and officers, all of whom are David Asplund, Thomas Duszynski, David Matteson, Brian Porter and John Porter, may be deemed to share power to vote or dispose of the shares held by Augustine Fund, L.P. The business address of Augustine Fund, L.P. is 141 W. Jackson Boulevard, Suite 2182, Chicago, Illinois 60604.

(10)
Newcourt Capital Securities, Inc. ("Newcourt Capital Securities"), a registered broker-dealer, was issued warrants to purchase 3,314,830 shares of the Company's common stock at a price of $1.00 per share in consideration for purchasing $3,200,000 of Convertible Senior Subordinated Promissory Notes from the Company during the second quarter of 2001 and for acting as placement agent for the Company's issuance of its Series A Convertible Preferred Stock. Newcourt Capital Securities, Inc. is a wholly owned subsidiary of Newcourt Capital USA, Inc ("Newcourt Capital USA"). Accordingly, Newcourt Capital USA is deemed to be the beneficial owner of shares held by Newcourt Capital Securities. The following individuals share voting and investment power with respect to the shares of common stock held by Newcourt Capital Securities, Inc: Messrs. David McKerroll, J. Daryl MacLellan, Murray Eastwood, Michael Stupay, Johannes G.M. Derksen, Daniel Morash, Robert Sexton, Eric Mandelbaum, Guy Piazza and Ms. Annie Ropar. The aforementioned individuals are the current executive officers of Newcourt Capital Securities, Inc. and may be subject to subsequent change. The business address of Newcourt Capital Securities, Inc. is 1211 Avenue of the Americas, 22nd Floor, New York, NY 10036

(11)
On September 7, 2001, we closed our Series A Convertible Preferred Stock transaction with a group of investors and issued the following securities for an aggregate purchase price of $16,000,000:

  •
  400,000 shares of our Series A Convertible Preferred Stock to each of Newcourt Capital USA, Inc. ("Newcourt"), Duke Capital Partners, LLC ("Duke Capital"), and EP Power Finance, L.L.C. ("EPP"), 380,000 shares of our Series A Convertible Preferred Stock to Morgan Stanley Dean Witter Equity Funding, Inc. ("Morgan Stanley") and 20,000 shares of our Series A Convertible Preferred Stock to Originators Investment Plan, L.P. ("OIP"). OIP is an affiliate of Morgan Stanley (See Note No. 13, below) and therefore, Morgan Stanley is deemed to be the beneficial owner of shares held by OIP. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock beginning on November 7, 2001.

  •
  Warrants to purchase 100,000 shares of our Series A Convertible Preferred Stock to each of Newcourt, Duke Capital and EPP, warrants to purchase 95,000 shares of our Series A Convertible Preferred Stock to Morgan Stanley and warrants to purchase 5,000 shares of our Series A Convertible Preferred Stock to OIP. These warrants are initially exercisable at $10.00 per share, became exercisable on September 7, 2001 and each share of Series A Preferred Stock is convertible into 10 shares of our common stock.

    •
    80,217 shares of our common stock to each of Newcourt, Duke Capital and EPP, 76,206 shares of our common stock to Morgan Stanley and 4,011 shares of our common stock to OIP.

    •
    Warrants to purchase 750,000 shares of our common stock to each of Newcourt, Duke Capital and EPP, warrants to purchase 712,500 shares of our common stock to Morgan Stanley and warrants to purchase 37,500 shares of our common stock to OIP. These warrants are initially exercisable at $1.00 per share and became exercisable on November 7, 2001.

          Additional information regarding each of these investors is as follows:

    •
    The following individuals share voting and investment power with respect to the shares of common stock held by Newcourt Capital USA, Inc: Messrs. David McKerroll, J. Daryl MacLellan, Daniel Morash and John C. Wehner. The aforementioned individuals are the current executive officers of Newcourt Capital USA, Inc. and may be subject to subsequent change. The business address of Newcourt Capital USA, Inc. is 1211 Avenue of the Americas, 22ndFloor, New York, New York 10036.

    •
    The following individuals share voting and investment power with respect to the shares of common stock held by Duke Capital Partners, LLC: Messrs. Robert Ladd, Gerald Stalun and F.T. Webster. The aforementioned individuals are the current executive officers of Duke Capital Partners, LLC and may be subject to subsequent change. The sole member of Duke Capital Partners, LLC is Duke Capital Corporation. The business address of Duke Capital Partners, LLC is 128 South Tryon Street, Suite 1100, Charlotte, North Carolina 28202.

    •
    The following individuals share voting and investment power with respect to the shares of common stock held by EP Power Finance, L.L.C.: Messrs. Clark Smith, Grady Blakey, John L. Harrison, Timothy D. Bourn, Steven Goers, Ms. Cecilia Heilmann, Messrs. Larry M. Kellerman, Andrew C. Kidd, George E. McCarthy III, John J. O'Rourke, Todd L. Witwer and Charles Zabriskie. The aforementioned individuals are the current executive officers of EP Power Finance, L.L.C. and may be subject to subsequent change. The sole member of EP Power Finance, L.L.C. is El Paso Merchant Energy North America Company. The business address of EP Power Finance, L.L.C. is 1001 Louisiana Street, Houston, Texas 77002.

    •
    The following individuals share voting and investment power with respect to the shares of common stock held by Morgan Stanley Dean Witter Equity Funding, Inc.: Mr. Stephen Munger, Mr. James Liang, and Ms. Ruth Porat. The aforementioned individuals are the current executive officers of Morgan Stanley Dean Witter Equity Funding, Inc. and may be subject to subsequent change. The business address of Morgan Stanley Dean Witter Equity Funding, Inc. is 1585 Broadway, New York, New York 10036.

    •
    The following individuals share voting and investment power with respect to the shares of common stock held by Originators Investment Plan, L.P.: Messrs. Tarek Abdel-Meguid, G. Andrea Botta and Keith Hennessey. The aforementioned individuals are the current executive officers of MSDW OIP Investors, Inc., the sole general partner of OIP, and may be subject to subsequent change. The business address of Originators Investment Plan, L.P. is 1585 Broadway, New York, New York 10036.

          On November 29, 2001, we closed on an additional issuance of our Series A Convertible Preferred Stock with Leaf Mountain Company, LLC ("Leaf Mountain") and issued the following securities for an aggregate purchase price of $3,000,000:

    •
    300,000 shares of our Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock became convertible into 10 shares of our common stock on January 28, 2002.

    •
    Warrants to purchase 75,000 shares of our Series A Convertible Preferred Stock. These warrants are initially exercisable at $10.00 per share, became exercisable on November 29, 2001 and each share of Series A Preferred Stock is convertible into 10 shares of our common stock.

    •
    45,122 shares of our common stock.

    •
    Warrants to purchase 421,875 shares of our common stock. These warrants are initially exercisable at $1.00 per share and became exercisable on November 29, 2001.

          Additional information regarding Leaf Mountain is as follows:

    •
    Leaf Mountain is a manager-managed limited liability company, which was formed in February 1995 by a group of individuals for the purpose of investing in various business ventures. Leaf Mountain is not affiliated with any broker-dealer.

    •
    The following individuals are the current members of Leaf Mountain (and may be subject to subsequent change): Messrs. Vincent W. Foglia, Paul F. Hills, Richard D. Naponelli, John J. Jiganti, John G. Moore, John D. Secker, Theodore A. Sinars, Paul M. Sheridan, Joseph S. Capitani and Gerald A. Pientka. Mr. Jiganti is the current managing director of Leaf Mountain and, as such, holds sole voting and investment power with respect to the shares of common stock held by Leaf Mountain. The business address of Leaf Mountain is 190 South LaSalle Street, Suite 1700, Chicago, Illinois, 60603.

    •
    As noted in the preceding disclosure, Mr. Gerald Pientka, who is one of our directors, is also a member of Leaf Mountain. Of the $3,000,000 invested by Leaf Mountain in the Company's Series A Preferred Stock, Mr. Pientka, through Leaf Mountain, contributed $75,000. It is the policy of the Company that any officer or director who has a direct or indirect conflict in a contemplated or pending business matter must abstain from discussions or votes of our board of directors regarding such matter. Accordingly, Mr. Pientka did not participate in any such discussions or votes relating to the sale to Leaf Mountain. In addition, Mr. Pientka was not aware of any matters involving or affecting the Company that were not disclosed to Leaf Mountain by the Company during the due diligence review conducted prior to the closing of the transaction.

(12)
Includes warrants to acquire 3,314,830 shares of common stock at an initial exercise price of $1.00 per share held by Newcourt Capital Securities, Inc.

(13)
Morgan Stanley is a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. OIP is a limited partnership, of which the sole general partner is MSDW OIP Investors, Inc., also a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Accordingly, Morgan Stanley is an affiliate of, and is deemed to be the beneficial owner of the shares held by, OIP.

(14)
Reflects stock options awarded to Paul McGlinn, a former director, or that will be awarded to W. James Jewitt, a current director, of the Company, pursuant to the Directors Stock Option Program. The policies of EP Power Finance, L.L.C., who was Mr. McGlinn's employer and is Mr. Jewitt's current employer, provide that director compensation be paid to the company rather than to the individual.

Item 12.    Certain Relationships And Related Transactions

        On May 24, 1999, we purchased from Mr. Marino most of the assets of Marino Electric for a purchase price of $3,888,000, consisting of $1,792,000 in cash and 1,600,000 shares of our common stock. The purchase price of $3,880,000 exceeded the fair value of the assets acquired by approximately $3,363,000. Under the terms of the purchase agreement, we were obligated to pay the cash portion of the purchase price upon the closing of our private issuances of common stock that commenced in July 1999. In May 2000, Mr. Marino waived this requirement and instead received a payment of $820,000 in cash and a subordinated secured term note for the principal amount of $972,000 at an interest rate of 10% per annum, payable in equal installments over 24 months and requiring principal and interest payments of $44,928 per month. The note is secured by an interest in all of our personal property, fixtures, inventory, contract rights, accounts, general intangibles and equipment owned by us on May 30, 2000 or acquired by us thereafter and is subordinate to the security interest in these items currently held by American National Bank & Trust. On April 9, 2002, we received a commitment letter from American Chartered Bank that provides for, in addition to a revolving credit facility, a term loan that would replace the note from American National Bank & Trust. This term loan provides for a blanket security interest in our assets, which interest would be the same as that now held by American National Bank & Trust (see note 19 to the "Notes to Consolidated Financial Statements" for a summary of the terms of the commitment). Our board, including the members not affiliated with Marino Electric, negotiated and approved the terms of this transaction on our behalf and believed that they were as favorable to us as if negotiated with an unaffiliated third party. As of December 31, 2001, the principal and accrued interest owed and outstanding on the note totaled $219,068.85

        On April 1, 2000, we entered into a state representative agreement with Electric City of Illinois and on June 1, 2000, we entered into a state representative agreement with Electric City of Indiana. James Stumpe, one of our directors until his resignation in August 2001, is a member of Electric City of Illinois and, until October 15, 2001, was a member of Electric City of Indiana. The agreements grant to Electric City of Illinois and Electric City of Indiana distribution territories within the States of

Illinois and Indiana, respectively. The members of our board other than Mr. Stumpe approved the terms of the transactions and believed the terms to be substantially similar to those of our other distributor or state representative agreements and as favorable to us as if negotiated with an unaffiliated third party. As of December 31, 2000 and 2001, the balance of our accounts receivable from Electric City of Illinois, LLC was $229,757 and $107,297, respectively, and sales to Electric City of Illinois were $334,000 and $157,000 for 2000 and 2001, respectively. As of December 31, 2000 and 2001, the balance of our accounts receivable from Electric City of Indiana was $63,925 and $65,077, respectively, and sales to Electric City of Indiana were $105,000 and $113,000 for 2000 and 2001, respectively.

        On January 5, 2000, we entered into a distributor agreement with Electric City of Southern California L.L.C., of which Mr. Marino is a member, which provides for an initial term of 10 years. The agreement grants to Electric City of Southern California a distribution territory that extends from Monterrey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms that are substantially similar to those of our other distributor agreements and as favorable to us as it negotiated with an unaffiliated third party. As of December 31, 2000 and 2001, our accounts receivable from Electric City of Southern California was $300,000 and $438,675, respectively, and sales to Electric City of Southern California were $362,000 and $590,000 for 2000 and 2001, respectively.

        Effective December 4, 2000, we entered into an agreement with Mr. Marino in which we agreed to grant to Mr. Marino distributorship rights of our EnergySaver product in Northern California, Nevada and Arizona and to enter into distributor agreements with Mr. Marino with respect to each of these distribution territories for an initial term of 10 years and on terms substantially similar to those of our other distributor and state representative agreements. With respect to the Southern California distribution territory, we agreed to permit Electric City of Southern California to transfer to Mr. Marino its current distributor agreement described above. As partial consideration for our grant of distributorship rights, effective December 4, 2000, (1) we terminated the option to purchase 2,000,000 shares of our common stock at $1.10 per share held by Pino, LLC with respect to 300,000 shares and (2) Mr. Marino resigned from our Board of Directors and from his executive position as our Chairman of the Board. The members of our board other than Mr. Marino approved the terms of the transactions and believed they were as favorable to us as if negotiated with an unaffiliated third party.

        In October 2000, we entered into an agreement with KMC Telecom (for which Roscoe Young, one of our former directors, is President and Chief Operating Officer) to sell and install our TP3 switchgear product at three KMC Telecom facilities. The sale and installation amount for the three sites totaled $773,802, of which $435,551 was recognized in 2000 and $338,951 was recognized in 2001. The aggregate amount was reflective of prices that would be charged to an unrelated third party. Installation of the TP3 switchgear began in November 2000 and was completed in June 2001.

        Each of Augustine Fund, L.P., which converted all of its outstanding shares of our Series B Convertible Preferred Stock during June 2001 into shares of our common stock, and Messrs. Conant, Konstant, Marino, McEneely and Stelter (each, a "Restricted Stockholder") (each, a "Restricted Stockholder") has entered into separate trading agreements with us that are effective for a term of three years beginning on October 17, 2000. The trading agreements restrict each Restricted Stockholder's transfer of our common stock as follows:

  •
  sales in any one trading day by such Restricted Stockholder shall not exceed the greater of 10,000 shares or 10% of the average trading volume of our stock during the 10 prior trading days;

  •
  public trades by such restricted stockholders in an opening transaction, during the last half hour of any trading day and at any time outside of regular trading hours shall be prohibited; and

  •
  up to four times within any 12-month period, we may prohibit any Restricted Stockholder from trading the common stock for an entire trading day.

        We have agreed to give each Restricted Stockholder a right of first refusal to sell his common stock to any third party that contacts us with a desire to purchase 100,000 or more shares of our common stock. This right will be allocated equally among each of the Restricted Stockholders who elect to participate in the sale. However, this right of first refusal will not preclude us from raising additional capital should such need arise.

        During 2001, our subsidiary, Switchboard Apparatus, Inc. paid $328,323 to Harbrook Tool and Manufacturing Company ("Harbrook") for manufacturing and installing safety devices to distribution panels made by various manufacturers. For the period from September 2000 (effective with our purchase of Switchboard Apparatus) through December 31, 2000, we paid $68,385 for the safety devices. A minority owner of Harbrook is Mr. Terry Hoppensteadt, who is a brother of Dale Hoppensteadt, the president of Switchboard Apparatus. We believe the amounts paid for such work are consistent with that which would be paid to an unrelated third party.

        One of our wholly-owned subsidiaries, Switchboard Apparatus, Inc., leases its manufacturing facilities in Broadview, Illinois from owners which include Dale Hoppensteadt, the current president of Switchboard Apparatus. During 2001, we paid $111,000 in lease payments. The lease was assumed with the purchase of Switchboard Apparatus, Inc. and expires in April 2004.

        Our other wholly-owned subsidiary, Great Lakes Controlled Energy Corp. ("Great Lakes"), leases its office and warehouse facility in Elk Grove Village, Illinois from Eugene Borucki and Denis Enberg, the former owners of Great Lakes who are currently officers of our Company. During 2001, we paid $70,000 in lease payments. The lease commenced with the purchase of Great Lakes in June 2001 and expires in June 2004.

        During August 2001, Messrs. Conant, Konstant, Marino, McEneely and Stelter agreed to amendments of the terms of their trading agreements to provide that sales in any one trading day cannot exceed 5% of the average trading volume of our Common Stock on such day and such sales will not exceed 15% of such individual's holdings in any three-month period. In addition, if the Company and a managing underwriter request a market stand-off pursuant to a qualified public offering, each individual agrees not to sell, make any short sale of, grant any option for the purchase of, or otherwise dispose of any of their holdings (other than those included in the registration) without the consent of the underwriter. The market stand-off period will not exceed 180 days.

Item 13.    Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated as of August 31, 2000, by and among the Company and Electric City Acquisition Corporation, a wholly-owned subsidiary of the Company, Switchboard Apparatus, Inc. and Dale Hoppensteadt, George Miller and Helmut Hoppe (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 31, 2000 (No. 0-2791)).
2.2
Letter Agreement, dated November 21, 2000, amending the Agreement and Plan of Merger, dated August 31, 2000, by and among Electric City Corp., Electric City Acquisition, Switchboard Apparatus and the stockholders of Switchboard Apparatus (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed August 16, 2001 (No. 333-67642)).

2.3
Letter Agreement, dated December 22, 2000, amending the Agreement and Plan of Merger dated August 31, 2000 among Electric City Corp., Electric City Acquisition, Switchboard Apparatus and the stockholders of Switchboard Apparatus (Incorporated by reference to the Registration Statement on Form SB-2 filed August 16, 2001 (No. 333-67642)).
2.4
Agreement and Plan of Merger, dated June 7, 2001, by and among Electric City Corp., Electric City Great Lakes Acquisition Corporation, a wholly owned subsidiary of the Company, Great Lakes Controlled Energy Corporation, Eugene Borucki and Denis Enberg (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated June 30, 2001 (No. 0-2791)).
2.5
Commercial Building Lease Dated June 7, 2001, by and between Electric City Corp. and Eugene Borucki and Denis Enberg. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated June 30, 2001 (No. 0-2791)).
3.1	Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form 10-SB filed on January 11, 2000 (No. 0-2791)).
3.2*	Amendment to Certificate of Incorporation dated August 30, 2001.
3.3*	Bylaws of the Company, as amended.
4.1
Indemnification and Stockholder Agreement, dated as of August 31, 2000, by and among Electric City Corp. and Dale Hoppensteadt, George Miller and Helmut Hoppe (Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 2000 (No. 0-2791)).
4.2
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
4.5	Warrant to Purchase Shares of Common Stock of the Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No. 0-2791))
4.6
Trading Agreement, made as of October 17, 2000, between Augustine Fund, L.P. and the Company (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Company dated October 17, 2000 (No. 0-2791))
4.7
Securities Purchase Agreement dated July 31, 2001 between Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-2791)).

4.8
Investor Rights Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-2791)).
4.9
Stockholders Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-2791)).
4.10
Stock Trading Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-2791)).
4.11
Escrow Agreement, dated as of July 31, 2001 made by and among Electric City Corp., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, L.L.C., Newcourt Capital Securities, Inc. and American National Bank and Trust Company of Chicago (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-2791)).
4.12
Registration Rights Agreement dated April 18, 2001 by and between Electric City Corp. and Newcourt Securities, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (File No. 0-2791)).
4.13
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of Electric City Corp. dated August 30, 2001 (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642)).
4.14
Securities Purchase Agreement dated November 29, 2001 between Electric City Corp. and Leaf Mountain Company, LLC (Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642)).
4.15
Consent and Amendment of Securities Purchase Agreement, Stock Trading Agreement, Stockholders Agreement and Investor Rights Agreement dated November 29, 2001 between Newcourt Capital Securities, Inc., Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., EP Power Finance, L.L.C., Electric City Corp. and Leaf Mountain Company, LLC (Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642)).
4.16
Joinder to Investor Rights Agreement, Stockholders Agreement and Stock Trading Agreement dated November 29, 2001 between Electric City Corp. and Leaf Mountain Company, LLC (Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642)).

5
Legality of Securities Opinion from Greg Rice, General Counsel of Electric City Corp. (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed August 16, 2001 (File No. 333-67642)).
10.1
Employment Agreement, dated as of November 19, 1999, between the Company and John Mitola (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-2791))
10.2
Employment Agreement, dated as of November 19, 1999, between the Company and Brian Kawamura (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-2791))
10.3
Employment Agreement, dated as of November 19, 1999, between the Company and Michael Pokora (incorporated by reference to the Company's Quarterly Report filed on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-2791))
10.4
Employment Agreement, dated as of January 14, 2000, between the Company and Jeffrey Mistarz (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 (No. 0-2791))
10.5
Subordinated Secured Term Note between Joseph Marino and the Company, dated May 30, 2000 (incorporated by reference to Exhibit 10.5 to Quarterly Report filed on Form 10-QSB for the quarterly period ended June 30, 2000)
10.6
Loan Agreement, dated June 28, 2000, between LaSalle Bank National Association and the Company (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-2791)).
10.7
Revolving Credit Note, dated June 28, 2000, issued by the Company to LaSalle Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-2791))
10.8
Security Agreement, dated June 28, 2000, made between the Company and LaSalle Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-2791))
10.9
Equipment Term Note, dated June 28, 2000, issued by the Company to LaSalle Bank National Association (incorporated by reference the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-2791))
10.10
Agreement and Mutual Release dated May 26, 2000 between the Company and Joseph Marino, Jeffrey A. Dome, Ronald Stone and Curtis Vernon (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (No. 0-2791)).
10.11
Subordinated Secured Term Note between Joseph Marino and the Company, dated May 30, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (No. 0-2791))
10.12
General Security Agreement between the Company and Joseph Marino, dated May 30, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000) (No. 0-2791))
10.13
Settlement Agreement, dated as of the June 30, 2000, between John Prinz & Associates LLC and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (No. 0-2791) ).

10.14
Convertible Senior Subordinated Promissory Note and Warrant Purchase Agreement Dated as of April 18, 2001 by and between Electric City Corp. and Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.15
Convertible Senior Subordinated Promissory Note Dated as of April 18, 2001 by and between Electric City Corp. and Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.16
Warrant Certificate to Purchase 1,700,000 Shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.17
Convertible Senior Subordinated Promissory Note Dated as of June 8, 2001 by and between Electric City Corp. and Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.18
First Amendment to Convertible Senior Subordinated Promissory Note and Warrant Purchase Agreement dated July 31, 2001 by and between Electric City Corp. and Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.19
Convertible Senior Subordinated Promissory Note Dated as of July 31, 2001 by and between Electric City Corp. and Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.20
Warrant Certificate to Purchase 3,314,830 Shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Securities, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 (No. 0-2791)).
10.21
Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333- 67642)).
10.22
Warrant Certificate to Purchase 712,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Morgan Stanley Dean Witter Equity Funding, Inc. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642)).
10.23
Warrant Certificate to Purchase 37,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Originators Investment Plan, L.P. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333- 67642)).
10.24
Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Duke Capital Partners, LLC (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333- 67642)).

10.25
Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to EP Power Finance, L.L.C. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333- 67642)).
10.26
Warrant Certificate to Purchase 100,000 shares of Series A Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642)).
10.27
Warrant Certificate to Purchase 100,000 shares of Series A Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to EP Power Finance, L.L.C. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642)).
10.28
Warrant Certificate to Purchase 95,000 shares of Series A Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to Morgan Stanley Dean Witter Equity Funding, Inc. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333- 67642)).
10.29
Warrant Certificate to Purchase 5,000 shares of Series A Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to Originators Investment Plan, L.P. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333- 67642)).
10.30
Warrant Certificate to Purchase 100,000 shares of Series A Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to Duke Capital Partners, LLC. (Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642)).
10.31
Warrant Certificate to Purchase 421,876 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Leaf Mountain Company, LLC. (Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333- 67642)).
10.32
Warrant Certificate to Purchase 75,000 shares of Series A Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to Leaf Mountain Company, LLC. (Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642)).
21	List of subsidiaries (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed August 16, 2001 (No. 333-67642)).

*
Filed herewith

(b)
We did not file any report on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.
By:	/s/ JOHN P. MITOLA John P. Mitola Chief Executive Officer

April 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ JOHN P. MITOLA John P. Mitola Chief Executive Officer & Director (principal executive officer)	April 15, 2002
/s/ BRIAN KAWAMURA Brian Kawamura President, Chief Operating Officer & Director	April 15, 2002
/s/ JEFFREY R. MISTARZ Jeffrey R. Mistarz Chief Financial Officer (principal financial and accounting officer)	April 15, 2002

Report of Independent Certified Public Accountants

Electric City Corp.
Elk Grove Village, Illinois

        We have audited the accompanying consolidated balance sheets of Electric City Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric City Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois February 18, 2002, except for Note 19, which is as of April 9, 2002.	/s/ BDO SEIDMAN, LLP

Electric City Corp.

Consolidated Balance Sheets

	December 31,
	2001	2000

Assets
Current Assets
Cash and cash equivalents	$5,486,073	$629,436
Accounts receivable, less allowance for doubtful accounts of $256,000 and $84,000 at December 31, 2001 and 2000, respectively (Note 17)	2,772,773	2,611,291
Inventories (Note 4)	1,654,634	2,000,353
Prepaid expenses and other, including $31,000 notes receivable From employees as of December 31, 2001 and 2000	128,849	300,620

Total Current Assets	10,042,329	5,541,700
Net Property and Equipment (Note 5)	1,767,576	1,962,778
Cost in Excess of Assets Acquired, net of amortization of $1,148,386 and $593,320 at December 31, 2001 and 2000, respectively (Note 3)	4,623,445	4,626,939
Other Assets	2,513	2,699

	$16,435,863	$12,134,116

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Balance Sheets

	December 31,
	2001	2000

Liabilities and Stockholders' Equity
Current Liabilities
Lines of credit (Note 7)	$—	$852,200
Due to former distributors (Note 12)	—	1,252,853
Current maturities of long-term debt (Note 9)	356,438	577,984
Accounts payable	1,310,852	2,846,764
Accrued expenses (Note 6)	417,397	1,132,792
Deferred revenue	487,596	50,000

Total Current Liabilities	2,572,283	6,712,593

Deferred Revenue	329,167	379,167

Long-Term Debt, less current maturities (Note 9)	1,077,580	1,348,310

Common Stock Subject to Rescission (Note 13)	—	45,000

Commitments (Note 12)
Stockholders' Equity (Notes 14, 15 and 16)
Preferred stock, $.01 par value; 5,000,000 shares authorized, Series A—1,966,993 and 0 issued and outstanding as of December 31, 2001 and December 31, 2000, respectively	19,670
Series B—0 and 2,000 issued and outstanding as of December 31, 2001 and December 31, 2000, respectively		20
Common stock, $.0001 par value; 60,000,000 shares authorized, 31,113,842 issued as of December 31, 2001 and 28,954,755 issued as of December 31, 2000	3,112	2,894
Additional paid-in capital	44,215,331	22,456,335
Accumulated deficit	(31,772,780)	(18,801,703)

	12,465,333	3,657,546
Less treasury stock, at cost, 1,000 shares as of December 31, 2001 and December 31, 2000	(8,500)	(8,500)

Total Stockholders' Equity	12,456,833	3,649,046

	$16,435,863	$12,134,116

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Operations

	Year ended December 31, 2001	Year ended December 31, 2000

Revenue	$9,624,206	$7,227,212

Expenses
Cost of sales	9,187,341	6,660,545
Selling, general and administrative	9,946,324	9,086,315
Repurchase of distributor territories and legal settlement (Note 12)	—	1,680,394

	19,133,665	17,427,254

Operating loss	(9,509,459)	(10,200,042)

Other Income (Expense)
Interest income	71,322	232,242
Interest expense	(3,532,940)	(278,876)

Total other income (expense)	(3,461,618)	(46,634)

Net Loss	(12,971,077)	(10,246,676)

Less Preferred Stock Dividends	(20,118,939)	(2,032,877)

Net Loss Available to Common Shareholder	$(33,090,016)	$(12,279,553)

Basic and Diluted Loss Per Common Share	$(1.10)	$(0.43)

Weighted Average Common Shares Outstanding	30,048,043	28,505,175

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Stockholders' Equity

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 1999	26,091,500	2,609	—	—	—	—	8,682,873	(8,555,027)	—	130,455
Release of shares subject to rescission	2,171,179	217	—	—	—	—	9,149,665	—	—	9,149,882
Repurchase of 1,000 shares of common stock	—	—	—	—	—	—	—	—	(8,500)	(8,500)
Issuance of Series B Preferred Stock for cash (net of offering costs of $170,000)	—	—	—	—	2,000	20	1,829,980	—	—	1,830,000
Cumulative dividends on Series B Preferred Stock	—	—	—	—	—	—	(32,877)	—	—	(32,877)
Shares issued for acquisition of Switchboard Apparatus, Inc.	551,226	55	—	—	—	—	1,941,695	—	—	1,941,750
Issuance of shares in exchange for services received	70,850	7	—	—	—	—	256,816	—	—	256,823
Options and warrants issued in exchange for services received	—	—	—	—	—	—	118,039	—	—	118,039
Options issued as part of repurchase of distributor territories	—	—	—	—	—	—	199,550	—	—	199,550
Shares and options issued as part of legal settlement	60,000	6	—	—	—	—	310,594	—	—	310,600
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	(10,246,676)	—	(10,246,676)

Balance, December 31, 2000	28,944,755	$2,894	—	$—	2,000	$20	$22,456,335	$(18,801,703)	$(8,500)	$3,649,046
Release of shares subject to rescission	10,000	1	—	—	—	—	44,999	—	—	45,000
Issuance of Series A Convertible Preferred Stock for cash (net of offering costs of $546,511)	—	—	1,500,000	15,000	—	—	14,438,489	—	—	14,453,489
Issuance of common stock to purchasers of Series A Convertible Preferred Stock	365,990	37	—	—	—	—	(37)	—	—	—
Conversion of Sr. Subordinated Promissory Note to Series A Convertible Preferred Stock	—	—	320,000	3,200	—	—	3,196,800	—	—	3,200,000
Shares of Series A Convertible Preferred Stock issued as commission on placement of Series A Convertible Preferred Stock	—	—	80,000	800	—	—	(800)	—	—	—
Shares issued for acquisition of Great Lakes Controlled Energy Corporation	212,904	21	—	—	—	—	678,479	—	—	678,500
Conversion of Series B Preferred Stock	1,472,244	147	—	—	(2,000)	(20)	(127)	—	—	—
Cumulative dividends on Series A Preferred Stock	—	—	—	—	—	—	(669,933)	—	—	(669,933)
Satisfaction of accrued dividends through the issuance Preferred stock	—	—	66,993	670	—	—	669,263	—	—	669,933
Cumulative dividends on Series B Preferred Stock	—	—	—	—	—	—	(73,206)	—	—	(73,206)
Satisfaction of accrued dividends through the issuance of common stock	56,765	6	—	—	—	—	106,076	—	—	106,082
Issuance of shares in exchange for services received	25,500	3	—	—	—	—	59,809	—	—	59,812
Warrants issued in exchange for services received	—	—	—	—	—	—	392,187	—	—	392,187
Warrants issued in connection with Senior Subordinated Convertible Promissory Note	—	—	—	—	—	—	2,917,000	—	—	2,917,000
Issuance of shares upon cashless exercise of warrant	25,684	3	—	—	—	—	(3)	—	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	(12,971,077)	—	(12,971,077)

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670	—	$—	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833

See accompanying notes to consolidated financial statements.

Electric City Corp.

Statements of Cash Flows

	Year ended December 31, 2001	Year ended December 31, 2000

Cash Flows From Operating Activities
Net loss	$(12,971,077)	$(10,246,676)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Provision for bad debts	153,031	39,432
Depreciation and amortization	813,741	603,860
Amortization of capitalized cost of financing	186,653	—
Amortization of original issue discount	2,917,000	—
Issuance of shares and warrants in exchange for services received	451,999	245,667
Repurchase of distributor territories	—	1,354,794
Accrued interest on notes payable	103,807	72,609
Settlement of lawsuit	—	325,600
Loss on disposal of fixed assets	9,586	6,198
Changes in assets and liabilities, net of acquisition
Accounts receivable	(138,758)	(693,284)
Inventories	370,719	(315,737)
Other current assets	171,771	(204,417
Accounts payable	(1,419,703)	1,567,642
Accrued liabilities	(875,940)	284,274
Deferred revenue	387,596	(150,000)

Net cash used in operating activities	(9,839,575)	(7,110,038)

Cash Flows From Investing Activities
Cash obtained in acquisition	—	67,637
Repayment (cash advanced) on note receivable to stockholder	—	600,000
Proceeds from sale of fixed assets	52,099	—
Purchase of property and equipment	(121,586)	(210,123)

Net cash provided by (used in) investing activities	(69,487)	457,514

Cash Flows From Financing Activities
Payment of amounts due sellers	(489,647)	(1,083,286)
Borrowings (payments) on line of credit	(852,200)	500,000
Proceeds from long-term debt	551,414	—
Proceeds from issuance of senior subordinated convertible promissory note	3,200,000	—
Payments on long-term debt	(554,044)	(57,351)

See accompanying notes to consolidated financial statements.

	Year ended December 31, 2001	Year ended December 31, 2000

Payment of note payable to distributors	$(1,356,660)	$—
Proceeds from private placement (net)	—	44,900
Amounts refundable from private placement	—	(110,000)
Proceeds from issuance of preferred stock	15,000,000	2,000,000
Issuance costs related to preferred stock issuance	(546,511)	(170,000)
Cash paid for deferred financing fees	(186,653)	—
Purchase of treasury stock	—	(8,500)

Net cash provided by financing activities	14,765,699	1,115,763

Net (Decrease) Increase in Cash and Cash Equivalents	4,856,637	(5,536,761)
Cash and Cash Equivalents, at beginning of period	629,436	6,166,197

Cash and Cash Equivalents, at end of period	$5,486,073	$629,436

Supplemental Disclosures of Cash Flow Information
In June 2001, the Company purchased Great Lakes Controlled Energy Corporation for 212,904 shares of the Company's common stock valued at $678,500. The related assets and liabilities at the date of acquisition were as follows:
Accounts receivable (including $161,603 due from Company)	$337,358
Inventory	25,000
Property and equipment	3,011
Cost in excess of assets acquired	551,573

Assets acquired	916,942
Accounts payable	(45,396)
Accrued expenses	(193,046)
Stock issued to seller	(678,500)

	$—

See accompanying notes to consolidated financial statements.

	Year ended December 31, 2001	Year ended December 31, 2000

Supplemental Disclosures of Cash Flow Information
In August 2000, the Company acquired the stock of Switchboard Apparatus, Inc. for 551,226 shares valued at $1,941,750. The related assets and liabilities at the date of acquisition were as follows:
Cash		$67,637
Accounts receivable		632,538
Inventory		568,799
Property and equipment		508,905
Other assets		5,265
Cost in excess of assets acquired		1,857,443

Assets acquired		3,640,587
Accounts payable		(458,360)
Accrued expenses		(418,748)
Line of credit		(352,200)
Long-term debt		(469,529)
Stock issued to seller		(1,941,750)

		$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$431,000	$243,000
Supplemental Disclosures of Noncash Investing and Financing Activities
Stock, warrants and options issued in exchange for services received ($0 and $93,823 included in prepaid expenses at December 31, 2001 and 2000 respectively)	$451,999	$374,861
Accrual satisfied through the issuance of common stock	32,876	35,372
Satisfaction of accrued dividends on Series A Preferred Stock through the issuance of 66,993 shares of preferred stock	669,933
Satisfaction of accrued dividends on Series B Preferred Stock through the issuance of 56,764 shares of common stock	106,082

        In September 2001 the holder of the Senior Subordinated Promissory Notes with a face value of $3.2 million elected to convert the Notes into 320,000 shares of the Company's Series A Convertible Preferred stock.

See accompanying notes to consolidated financial statements.

Electric City Corp.

Notes to Consolidated Financial Statements

Note 1—Description of Business

        Electric City Corp. (the "Company"), a Delaware corporation, develops, manufactures and distributes energy saving technologies and power distribution products and is an integrator of building environmental control systems. The Company is made up of three separate companies, each comprising a distinct business segment: Electric City Corp. comprises the power conservation segment; Switchboard Apparatus Inc. is in the power distribution segment and Great Lakes Controlled Energy Corp. is in the building controls segment. These three companies operate out of separate facilities all located in the Chicago metropolitan area.

Note 2—Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Electric City Corp. and its wholly owned subsidiaries, Switchboard Apparatus, Inc., and Great Lakes Controlled Energy Corp. All significant intercompany balances and transactions have been eliminated.

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

  Concentration of Risk

        The Company's customers are primarily distributors of its EnergySaver product line, electrical contractors and OEM manufacturers of electrical distribution products. One customer accounted for approximately 13% and 14% of the Company's consolidated revenue for the years ended December 31, 2001 and December 31, 2000 respectively.

        The Company purchases its raw materials from a variety of suppliers and has sought out alternate suppliers for critical components so that it can be assured that its manufacturing processes will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2001, purchases from one supplier accounted for approximately 16% of the Company's total purchases during the year. Purchases from this same supplier accounted for approximately 10% of the Company's total purchases during the year ended December 31, 2000.

        The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of this institution regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

  Inventories

        Inventories are stated at the lower of FIFO cost or market.

  Properties & Equipment

        Property and equipment are stated at cost. For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives:

Buildings	39 years
Computer equipment	3 years
Office Equipment	5 years
Furniture	5 - 10 years
Manufacturing equipment	3 - 5 years
Transportation equipment	3 years

  Cost in Excess of Assets Acquired

        Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Goodwill is amortized over 10 years using the straight-line method.

  Long-Lived Assets

        Long-lived assets such as goodwill and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been incurred through December 31, 2001.

  Revenue Recognition

        The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received or invoiced prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet.

  Shipping and Handling Costs

        The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.

  Research and Development Costs

        Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were $289,000 and $248,000 for the periods ended December 31, 2001 and December 31, 2000, respectively.

  Advertising, Marketing and Promotional Costs

        Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $46,090 and $233,000 for the periods ended December 31, 2001, December 31, 2000, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of the differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

  Net Loss Per Share

        The Company computes loss per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Included in the computation of weighted average shares outstanding are the 10,000 shares of common stock subject to rescission for the year ended December 31, 2000. Dilutive earnings per share would include all common stock equivalents. The Company has not included the outstanding options, warrants, or convertible preferred stock as common stock equivalents because the effect would be antidilutive.

        The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders because to do so would be antidilutive:

	December 31, 2001	December 31, 2000
Weighted average shares issuable upon exercise of outstanding options	9,425,164	8,710,238
Weighted average shares issuable upon exercise of outstanding warrants	4,989,584	361,161
Weighted average shares issuable upon conversion of preferred stock	6,023,535	305,712

Total	20,438,283	9,377,111

  Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company's long-term debt approximates fair value based on instruments with similar terms.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted SFAS No. 141 for all future acquisitions.

        SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, goodwill amortization of $555,066 that was incurred in 2001 will no longer be incurred in the future. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined the effect that these tests will have on our earnings and financial position of the Company.

        In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. Accordingly, the Company will adopt SFAS No. 143 beginning January 1, 2003. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what, if any, effect that SFAS No. 143 will have on the earnings and financial position of the Company.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." It also supersedes the accounting and reporting of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning January 1, 2002. We do not believe that the adoption of SFAS No. 144 will have a material effect on the earnings or financial position of the Company.

Note 3—Acquisitions

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

        The following unaudited pro forma data summarizes the Company's results of operations for the year ended December 31, 2000 as if the Switchboard acquisition had been completed as of the beginning of the period. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred during the period presented nor is it necessarily indicative of future results of operations of the combined companies.

Year ended December 31, 2000
(Unaudited)
Revenues	$10,615,000
Net loss	(10,255,000)
Less preferred stock dividend	2,033,000
Net loss available to common shareholder	(12,288,000)
Basic and diluted net loss per common share	(0.43)

Acquisition of Great Lakes Controlled Energy

        Effective June 7, 2001, the Company acquired Great Lakes Controlled Energy Corporation ("Great Lakes"), a building and environmental control systems integrator, from Great Lake's shareholders (the "Sellers") for an aggregate purchase price of $678,500 which was paid to the Sellers in the form of 212,904 shares of the Company's common stock. The purchase price, which was arrived at through arms' length negotiations between Electric City and the Sellers, was based on the average closing price of the Company's common stock for a 120 day period immediately prior to the closing. Great Lakes is currently operated as a wholly-owned subsidiary of the Company.

        The purchase price paid exceeded the value of the assets acquired by $551,573, which is being amortized on a straight-line basis over ten years. The acquisition was recorded using the purchase method of accounting. The Company's statement of operations includes the results of Great Lakes from the date of the acquisition. Due to the insignificance of the acquisition to the Company's consolidated financial statements, proforma financial information has not been presented for this acquisition.

Note 4—Inventories

        Inventories consisted of the following:

	December 31,
	2001	2000
Raw materials	$1,425,568	$1,356,874
Work in process	28,592	36,333
Finished goods	200,474	607,146

	$1,654,634	$2,000,353

Note 5—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2000
Land	$205,000	$205,000
Building	1,046,039	1,019,470
Furniture	107,266	93,129
Manufacturing equipment	630,453	645,210
Computer equipment	180,143	157,931
Transportation equipment	67,260	130,338

	2,236,161	2,251,078
Less accumulated depreciation	468,585	288,300

	$1,767,576	$1,962,778

Note 6—Accrued Expenses

        Accrued expenses are comprised of the following:

	December 31,
	2001	2000
Compensation	$97,890	$840,905
Interest	1,771	3,562
Dividends	—	32,877
Real estate taxes	70,781	40,609
Commissions	83,504	36,732
Sales tax payable	71,007	70,131
Accrued royalties	18,900	12,500
Warranty reserve	60,394	54,621
Other	13,150	40,855

	$417,397	$1,132,792

Note 7—Lines of Credit

        In June 2000, the Company entered into a line-of-credit agreement with LaSalle Bank N.A. Under this revolving line-of-credit agreement the Company could borrow up to a maximum of $2,000,000, limited to 80% of eligible accounts receivable and 50% of eligible inventory. This line of credit was to expire in June 2001 and bore interest, at the Company's option, at LIBOR plus 2.75% or the prime rate. There was $500,000 of borrowings outstanding under this line of credit at December 31, 2000.

        The Company's subsidiary, Switchboard Apparatus, had a line-of-credit agreement with Oxford Bank & Trust under which Switchboard could borrow up to $400,000 limited to 80% of eligible accounts receivable. This line was due upon demand. There was $352,200 of borrowings outstanding under this line of credit at December 31, 2000. These borrowings bore interest at the prime rate plus one-half percent and were guaranteed by a stockholder of the Company, and secured by substantially all of the assets of Switchboard. This line was assumed when the Company acquired Switchboard in August 2000.

        In March 2001, the Company replaced the LaSalle and Oxford loans with a credit facility from American National Bank and Trust Company of Chicago. The new facility includes a $2 million revolving credit line and a $500,000 term note. The revolving credit line has an initial term of one year and bears interest at the prime rate, which was 4.75% on December 31, 2001. Availability under the line is tied to the Company's inventory and receivable balances. The term note has a term of three years and also bears interest at the prime rate. These credit facilities are secured by all of the Company's assets, other than real estate and require the Company to meet certain financial covenants including a total debt service coverage ratio and a minimum net worth requirement. There were no borrowings on the line of credit as of December 31, 2001, thus the entire $2 million facility was available. As of December 31, 2001 the Company was in violation of the total debt service coverage covenant, but the covenant violation was waived by American National Bank. During March 2002, American National Bank notified the Company that it would not renew the revolving credit line for another year, but it did agree to extend the maturity to May 31, 2002, in order to allow the Company time to find a replacement lender. On April 9, 2002, we received a commitment from American Chartered Bank to replace the revolving credit facility and the equipment loan (both of which are now provided by American National Bank) and to refinance the mortgage on our facility in Elk Grove Village, Illinois. The $2 million revolving credit line will have a term of one year, with an interest rate equal to the prime rate plus 1/4%, and be secured by our accounts receivable and inventory. The $400,000 equipment loan will have a term of two years, with an interest rate equal to the prime rate plus 1/2%, and be secured by a first mortgage lien on the building and will require monthly payments of $3,000 plus interest.

Note 8—Senior Subordinated Promissory Note

        In September 2000, the Company retained Newcourt Capital Securities, Inc. ("Newcourt Capital Securities"), an affiliate of CIT Group, Inc., to act as its exclusive placement agent in an effort to raise additional equity to improve the Company's liquidity and provide the growth capital required to support the execution of its business plan. To provide liquidity during the equity raising process, the Company issued to Newcourt Capital USA, Inc. ("Newcourt Capital USA"), also an affiliate of CIT Group, Inc., three Senior Subordinated Convertible Promissory Notes (the "Notes"), in the principal amounts of $1,000,000, $1,000,000 and $1,200,000, on April 18, June 8 and July 31, 2001, respectively. These Notes were convertible, at the option of Newcourt Capital USA, into shares of the Company's Series A Convertible Preferred Stock at a conversion price of $10 per share. The Notes bore interest at the rate of prime plus 3%. Along with the Note issued in April, Newcourt Capital USA received warrants to purchase 1,700,000 shares of our common stock. The warrants had an exercise price of $2.50, a term of 2 years and were valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of these warrants was recorded as a discount on the related debt and was amortized over the life of the debt using the interest method. With the issuance of the third Note in July, the warrants issued to Newcourt Capital USA were surrendered and replaced with warrants issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock at $1.00 per share over a seven-year period. These warrants were valued at $1,200,000 using a modified Black-Sholes option pricing model, and were amortized over the life of the Note using the interest method. The Notes were converted into 320,000 shares of Series A Convertible Preferred Stock on September 7, 2001, concurrent with the closing of the Company's Series A Convertible Preferred Stock transaction. Accrued interest of $76,050 was paid in cash on the date of conversion.

Note 9—Long Term Debt

        The Company's long term debt consists of the following:

	December 31,
	2001	2000
Mortgage note to CIB Bank, 8.25%, payable in monthly principal and interest installments of $6,876 until August 2003. A final payment of approximately $700,000 is due in August 2003. This note is collateralized by the building and land.	$738,818	$758,780
Term note to Oxford Bank, refinanced in 2001	—	449,628
Term note to American National Bank, interest rate equal to the prime rate, payable in monthly installments of $8,333 plus interest. A final payment of $208,333 is due on March 1, 2004. The note is collateralized by a general lien on all of the Company's assets.	425,000	—
Term note to Joseph Marino, 10%, payable in monthly principal and interest installments of $44,928 until May 2002. This note is collateralized by all of the Company's assets, but subordinated to the security interests of the Company's banks.	219,067	708,714
Various other notes	51,133	9,172

Total long-term debt	1,434,018	1,926,294
Less current portion	356,438	577,984

	$1,077,580	$1,348,310

        The aggregate amounts of long-term debt maturing in each of the next five years are as follows:

2002	$356,438
2003	827,821
2004	233,676
2005	9,392
2006	6,691

$1,434,018

Note 10—Lease Commitments

        The Company leases its manufacturing facility located in Broadview, Illinois from the former owners of Switchboard, one of which is currently an employee of the Company. The Company also leases a facility in Elk Grove Village, Illinois from the two former owners of Great Lakes Controlled Energy Corporation, both of whom are currently employees of the Company. Total rent expense for these facilities amounted to $181,000 and $37,000 for the years ended December 31, 2001 and December 31, 2000, respectively. The Company also leases certain vehicles, office equipment and a forklift.

        Future minimum rentals to be paid by the Company as of December 31, 2001 are as follows:

Year ending December 31,	Related Party	Unrelated Party	Total
2002	$237,000	$26,778	$263,778
2003	240,000	13,267	253,267
2004	90,000	8,246	98,246
2005	—	3,127	3,127

Total	$567,000	$51,418	$618,418

Note 11—Income Taxes

        The composition of income tax expense (benefit) is as follows:

	Year ended December 31, 2001	Year ended December 31, 2000
Deferred
Federal	$(3,298,000)	$(3,371,000)
State	(582,000)	(585,000)
Change in valuation allowance	3,880,000	3,966,000

Benefit for income taxes	$—	$—

        Significant components of the Company's deferred tax asset are as follows:

	December 31, 2001	December 31, 2000
Total deferred tax assets, relating principally to net operating loss carry-forwards	$10,436,000	$6,556,000
Less valuation allowance	(10,436,000)	(6,556,000)

Total net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2001, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $25,500,000, which expire in the years 2018 through 2021.

        The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

	Year ended December 31, 2001	Year ended December 31, 2000
Income tax (benefit) at federal statutory rate	$(4,410,000)	$(3,484,000)
State taxes (net of federal tax benefit)	(498,000)	(508,000)
Other nondeductible expenses (primarily OID on subordinated convertible debt)	1,028,000	27,000
Increase in valuation allowance	3,880,000	3,966,000

Income tax expense (benefit)	$—	$—

Note 12—Commitments

a)
Pursuant to the License Agreement dated January 1, 1998 and amended in January 2000 between Giorgio Reverberi ("Reverberi"), the owner of the patent, and Joseph Marino, Chairman and former CEO of Electric City (who assigned the rights to the Company), the Company agreed to pay Mr. Reverberi a royalty of $200 for each product unit made by or for the Company and sold by the Company. Mr. Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the License Agreement is thru December 31, 2007, with automatic renewals available until December 31, 2017, unless written termination is provided by either party of the License Agreement no less than 90 days prior to the automatic renewal date. The Company has accrued $18,900 and $12,500 in royalties payable at December 31, 2001 and 2000, respectively.

b)
As the result of certain distributors failing to meet sales quotas and minimum purchase requirements under their distribution agreements, the Company entered into discussions regarding the possible termination or restructuring of those agreements. Three distributors, representing eleven states, did not agree with the proposed restructuring of the agreements and threatened legal action. The three distributors stated that they were prepared to assert claims of securities fraud and RICO claims, breach of contract, breach of the covenant of good faith and fair dealing, common law fraud and tortuous interference. Management denied all of the claims made by the distributors, but after a series of negotiations in an attempt to avoid the time and cost of a lawsuit, the Company agreed to repurchase the territories held by the distributors for an amount equal to the amount invested by the distributors in developing the territories. The Company repurchased the sales territories for (a) $1,280,244 in cash, the majority to be paid upon the closing of an equity funding, and (b) options to purchase over a ten-year period 65,000 shares of the Company's common stock at a price of $2.50 per share. These options were valued at $199,550 using a modified Black-Sholes option pricing model. The balance of the payment was recorded as a note payable to the distributors at December 31, 2000. This note accrued interest at 12% per year and was paid in full in September 2001. The Company recorded a $1,354,794 one-time charge during the second quarter of 2000 in recognition of the repurchase agreement. The territories repurchased are Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio, South Carolina and Virginia.

c)
The Company entered into employment agreements with certain officers and employees expiring in 2002 through 2004. Total future commitments under these agreements are as follows:

Year ending December 31,
2002	$1,580,000
2003	413,333
2004	140,000

Total	$2,133,333

Note 13—Common Stock Subject to Rescission

        In January 2000, the Company completed a private placement of 2,181,179 shares of its common stock in an offering made pursuant to Regulation D and Rule 506 of the Securities Act of 1933, as amended (the "506 Offering"). As a result of the Company's statements made in certain press releases issued during the 506 Offering, it is possible, but not altogether certain, that such statements might have been considered general solicitation, which is not permitted in a nonpublic offering under Rule 506 and, therefore, a violation of the registration provisions of Section 5 of the Securities Act of 1933, as amended. As a result, the Company might have been in violation of Section 5 of the Securities Act of 1933, as amended, and consequently, certain investors may have had rescission rights as to the shares purchased. If it was determined that the Company violated the rules regarding general solicitation such investors would have had the right under federal securities laws to rescind these purchases of common stock for a period of one year from the date of the violation.

        As of December 31, 2000, over a year has passed since the Company's issuance of the press release described above, and of the total number of shares possibly subject to rescission all but 10,000 shares had been held for at least one year. Because the possibility of rescission still existed with respect to these 10,000 shares, they were still reported as mezzanine equity on the Company's consolidated balance sheet as of December 31, 2000. As the right to rescind expired, the Company reclassified the amounts associated with the shares from common stock subject to rescission to common stock and additional paid-in capital. As of December 31, 2001 all shares had been held for at least one year, therefore all amounts associated with the issuance had been reclassified.

Note 14—Equity Transactions

a)
In January 2000, the Company repurchased 1,000 shares of its stock at a price of $8.50 per share. These shares are currently reflected as treasury stock.

b)
In exchange for dropping a lawsuit which alleged breach of contract, the Company agreed among other things to pay a former consultant (a) 60,000 shares of its common stock valued at $223,800 based on the then current stock price, (b) options to purchase during a four-year period 40,000 shares of the Company's common stock at an exercise price equal to the lesser of: (i) $7.00 per share; or (ii) the price per share of the sale by the Company of its common stock within 180 days of the signing of the agreement (these options have been valued at $86,800 using a modified Black-Sholes option pricing model) and (c) a cash payment of $15,000. A total of $325,600 was charged to operations for this settlement during 2000.

c)
On October 17, 2000, the Company completed the sale of 2,000 shares of its Series B Convertible Preferred Stock to the Augustine Fund L.P. ("Augustine") at a purchase price of $1,000 per share and the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $4.425 per share, subject to certain adjustments (these warrants have been valued at $624,000 using a modified Black-Sholes option pricing model). The Company realized $2,000,000 of gross proceeds from the sale and incurred $170,000 in commissions and expenses related to the sale. The Company also issued a warrant to purchase 100,000 shares of stock at $4.71 per share to Delano Group Securities as part of their commission for acting as the agent on the transaction (these warrants have been valued at $309,000 using a modified Black-Sholes option pricing model). The Series B Convertible Preferred Stock accrued dividends at the rate of 8% per year, payable at the Company's option in cash or the common stock of the Company. The Series B Convertible Preferred Stock and all accrued but unpaid dividends thereon was convertible at anytime into shares of the Company's common stock at a conversion ratio equal to the lower of $4.06 per share or 75% (the "Conversion Percentage") of the average of the three lowest closing bid prices of our common stock during the 30 consecutive trading days immediately prior to conversion. The Company was obligated to file a registration statement and have it declared effective within 180 days of the date of issuance of the Series B Convertible Preferred Stock. For every month that the registration statement was not declared effective after this 180 day period, the Conversion Percentage decreased by 2% per month until (i) the registration statement was declared effective, or (ii) the Series B Convertible Preferred Stock was converted into common stock of the Company.

        Proceeds from the transaction were allocated to the Series B Convertible Preferred Stock and warrants issued as part of the transaction based on their relative fair values. The Series B Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company's common stock on the date of issue. The value of the beneficial conversion feature is deemed to be equivalent to a non-cash preferred stock dividend and was limited to the gross proceeds received as part of the transaction. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $2,000,000, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2000.

        Augustine elected to convert their 2,000 shares of Series B Convertible Preferred Stock effective June 15, 2001, into 1,472,244 shares of the Company's common stock. The conversion price was $1.36, calculated as 71% (75% minus 2 percentage points for each thirty days that such registration statement was not declared effective, beginning on April 17, 2001 and ending on June 15, 2001) of the average of the three lowest selling prices per share of the Company's common stock over the 30 consecutive trading days preceding June 15. In addition, the Company elected to pay the accrued dividends on the Series B Convertible Preferred Stock in 56,764 shares of its common stock, which dividends were calculated based upon a conversion price of $1.36 per share. The issuance of this common stock at a conversion price below the market price in satisfaction of the Series B Preferred Stock dividend was deemed to be equivalent to a non-cash preferred dividend. As a result the Company recorded a non-cash deemed dividend on the date of payment of $92,024.

d)
As is more fully described in Note 8, in association with the issuance of a Senior Subordinated Promissory Note on April 18, 2001, the Company issued a warrant to purchase 1,700,000 shares of its common stock to Newcourt Capital USA. This warrant had an exercise price of $2.50, a term of 2 years and was valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of the warrant was recorded as a discount on the related debt and was amortized over the life of the debt using the interest method. With the issuance of a third Senior Subordinated Promissory Note to Newcourt Capital USA the original warrant was replaced with a warrant issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock at $1.00 per share over a seven-year period. This warrant was valued at $1,200,000 using a modified Black-Sholes option pricing model, and the value was recorded as a discount on the related debt and amortized over the life of the note using the interest method.

e)
On June 7, 2001, the Company acquired Great Lakes Controlled Energy Corporation from Great Lake's shareholders for 212,904 shares of the Company's common stock valued at $678,500, based on quoted market prices.

f)
On July 31, 2001, the Company entered into a securities purchase agreement with five investors under which the Company would receive $16,000,000 in gross proceeds for the issuance of a package of securities that included, in the aggregate, 1,600,000 shares of Series A Convertible Preferred Stock, 320,868 shares of common stock, warrants to purchase 400,000 shares of the Series A Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 3,000,000 shares of the Company's common stock initially exercisable at a price of $1.00 per share (the "Transaction"). The investors included Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (the "Investors"). Gross proceeds of $12 million received from Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. were placed into escrow pending approval of the Transaction by the Company's shareholders. The Transaction was approved by the Company's shareholders at the Company's annual meeting held on August 30, 2001. On September 7, 2001, the Transaction closed and funds were released from escrow. Concurrent with the closing, Newcourt Capital USA converted three of the Company's promissory notes totaling $3,200,000 which it held into 320,000 shares of the Company's Series A Convertible Preferred Stock and also received 80,000 shares of Series A Convertible Preferred Stock, valued at $800,000 as the fee earned by Newcourt Capital Securities (calculated as 5% of the gross proceeds of $16,000,000) for acting as the placement agent on the Transaction.

        The total securities issued as part of the Transaction included:

  •
  1,200,000 shares of Series A Convertible Preferred Stock issued to the Investors (except Newcourt);

  •
  320,000 shares of Series A Convertible Preferred Stock issued to Newcourt Capital USA in exchange for the conversion of $3.2 million of Senior Subordinated Convertible Promissory Notes,

  •
  80,000 shares of Series A Convertible Preferred Stock, equal to $800,000, which was the fee (calculated as 5% of the gross proceeds of $16,000,000) earned by Newcourt Capital Securities for acting as the placement agent on the Transaction;

  •
  320,868 shares of common stock;

  •
  Warrants to purchase 3 million shares of common stock at an initial exercise price of $1.00 per share for a period of seven years; and Warrants to purchase 400,000 of Series A Convertible Preferred Stock at an initial exercise price of $10.00 per share for a period of one year.

  On November 29, 2001, the Company entered into a securities purchase agreement with Leaf Mountain Company, LLC ("Leaf Mountain") for the issuance of additional shares our Series A Convertible Preferred Stock. Under the securities purchase agreement, Leaf Mountain was issued the following securities for an aggregate purchase price of $3,000,000:

  •
  300,000 shares of our Series A Convertible Preferred Stock;

  •
  warrants to purchase 75,000 shares of Series A Convertible Preferred Stock, initially exercisable at a price of $10.00 per share;

  •
  45,122 shares of our Common Stock; and

  •
  warrants to purchase 421,875 shares of our Common Stock, initially exercisable at a price of $1.00 per share.

  Costs of $546,511 related to the issuance of the Series A preferred stock have been recorded as a reduction of the gross proceeds.

  The Series A Convertible Preferred Stock carries a dividend rate of 10% per year, which is payable during the first three years following issuance at the Company's option, in cash or additional shares of Series A Convertible Preferred Stock. After three years all dividends must be paid in cash and the dividend rate will increase 1/2% every six months until it reaches 15% per year.

  The Series A Convertible Preferred Stock is convertible at anytime into shares of the Company's common stock at the conversion rate of ten shares of common stock for each share of Series A Convertible Preferred Stock. Shares of Series A Convertible Preferred Stock have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series A Convertible Preferred Stock to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of the Company's assets and similar events.

  The Series A Convertible Preferred Stock possesses a liquidation preference over all other classes of the Company's equity. The holders of the Series A Convertible Preferred Stock also have the right to nominate and elect up to four members to our board of directors, depending on the number of shares of Series A Convertible Preferred Stock outstanding. In addition, the holders of the Series A Convertible Preferred Stock have special approval rights over certain matters, including but not limited to, mergers and acquisitions, the issuance of additional debt or equity securities, the sale of assets outside the normal course of business, the payment of dividends, the hiring or firing of our Chief Executive Officer or President, significant capital expenditures, and amendments to the Company's Certificate of Incorporation and/or by-laws that in any way that could adversely affect the rights of the holders of our Series A Convertible Preferred Stock.

  Proceeds from the Transaction were allocated to the Series A Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values. The Series A Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company's common stock on the date of issue. The value of this beneficial conversion feature was determined based on the value allocated to the Series A Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature is deemed to be equivalent to a non-cash preferred stock dividend and was limited to the gross proceeds received as part of the Transaction. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $19,000,000, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2001.

  With respect to the foregoing transaction, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the transaction did not involve any public offering.

g)
On December 31, 2001, the Company satisfied the accrued dividend on the Series A Preferred of $669,933 though the issuance of 66,993 shares of its Series A Preferred stock. Since this preferred stock was convertible into common stock at a price below the market price on the date of issuance, the Company was required to recognize a deemed dividend equal to $283,776. This deemed dividend was calculated as the difference between (1) the market value of the common shares into which the Series A shares were convertible on the date of issuance and (2) the $669,933 dividend obligation of the Series A shares.

h)
The Company issued 25,500 and 70,850 shares of common stock in exchange for consulting services rendered for the years ended December 31, 2001 and December 31, 2000, respectively. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the stock issued which ranged from $2.01 to $8.84 per share. Approximately $153,000 and $128,000 was charged to operations during 2001 and 2000, respectively. Approximately $93,000 was classified as a prepaid expense at December 31, 2000 and was subsequently expensed in 2001 when the related services were provided.

i)
During the year ended December 31, 2001 the Company issued warrants in exchange for consulting services rendered which are convertible into 143,500 shares of the Company's common stock at exercise prices ranging from $2.00 per share to $7.50 per share. During the year ended December 31, 2000, the Company issued options and warrants in exchange for consulting services rendered which are convertible into 105,000 shares of the Company's common stock at exercise prices ranging from $3.88 to $6.56 per share. The value of the warrants was estimated using a modified Black-Sholes option-pricing model. The Company charged $56,187 and $118,039 to operations during 2001 and 2000 respectively, in recognition of the value of options issued in exchange for consulting services rendered. In addition, during 2001 the Company extended the life of warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share in exchange for consulting services provided to the Company. As a result, these warrants were revalued, resulting in an additional expense of $336,000 for the year ended December 31, 2001.

j)
At December 31, 2001 and 2000, the Company had outstanding warrants to purchase 7,411,705 and 620,000 shares, respectively, of the Company's common stock at an exercise price of between $1.00 per share and $7.50 per share. These warrants expire between May 2002 and June 2010. In addition, at December 31, 2001 the Company had outstanding warrants to purchase 475,000 shares of its Series A Convertible Preferred stock at an exercise price of $10.00, 400,000 of which expire on August 31, 2002 and 75,000 of which expire on November 29, 2002.

Note 15—Dividends

        Dividends are comprise of the following:

	Year ended December 31, 2001	Year ended December 31, 2000
Deemed dividend associated with beneficial conversion feature of Series B Convertible Preferred Stock (see note 14c)	$—	$2,000,000
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock (see note 14f)	19,000,000	—
Accrual of Dividend on Series A Convertible Preferred	669,933	—
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend (see note 14g)	283,776	—
Accrual of Series B Preferred dividend	73,206	32,877
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series B Preferred dividend (see note 14c)	92,024	—

Total	$20,118,939	$2,032,877

Note 16—Stock Options

        On August 30, 2001, the Company's shareholders approved the adoption of the 2001 Stock Incentive Plan (the "Plan"), which provides that up to 800,000 shares of the Company's common stock may be delivered under the Plan to certain employees of the Company or any of its subsidiaries. In addition, the Plan provides for an additional 500,000 shares of the Company's common stock to be reserved on January 1 of each succeeding year, beginning January 1, 2002. The awards to be granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option ("ISO") may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or Board. The aggregate fair market value of the shares that may be subject to any ISO granted to any participant may not exceed $100,000 on the date of grant. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the Plan will be determined by the Compensation Committee or Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.

        In addition to the ISOs and non-qualified options, the Plan permits the Compensation Committee, consistent with the purposes of the Plan, to grant shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion.

        The Plan is administered by the Board, which is authorized to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to determine the employees to whom, and the time, terms and conditions under which, options are to be granted. The Board may also amend, suspend or terminate the Plan in any respect at any time. However, no amendment may (i) increase the number of shares reserved for option under the Plan, (ii) modify the requirements for participation in the Plan, or (iii) modify the Plan in any way that would require stockholder approval under the rules and regulations under the Exchange Act.

        As of January 1, 2002, there were approximately 40 employees, officers and directors of the Company eligible to participate in the Plan, and 1,300,000 shares of Common Stock reserved under the Plan. There were no grants or issuances of Common Stock under the Plan during 2001, and none outstanding under the Plan as of December 31, 2001.

        Effective January 1, 1999, Joseph Marino, as Chairman and former CEO, was granted options as part of an employment agreement to acquire 900,000 shares of common stock at $1.75 per share. These options vested ratably over the four-year term of the employment agreement and expire in December 2008.

        Effective December 4, 2000, Mr. Marino resigned his position as Chairman and terminated his employment with the Company. Mr. Marino's rights with respect to 450,000 options granted under his employment agreement were terminated effective the date of his resignation.

        Effective December 4, 2000, the Company entered into an agreement with Mr. Marino in which the Company agreed to grant to him distributorship rights to the Company's EnergySaver product in Northern California, Nevada and Arizona. As consideration for the grant of distributorship rights Mr. Marino and the Company agreed to terminate the option to purchase 300,000 shares of common stock at $1.10 per share held by Pino, LLC, a partnership controlled by Mr. Marino.

        During 2000, certain directors, officers and key employees of the Company were granted options to acquire 4,109,503 shares of common stock at exercise prices ranging from $3.625 to $12.99 per share. These options vest over periods through 2006.

        During 2001, certain directors, officers and key employees of the Company were granted options to acquire 1,611,834 shares of common stock at exercise prices ranging from $1.51 to $7.50 per share.

These options vest over periods through June 2007. The following table summarizes the options granted, exercised and outstanding as of December 31, 2001:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 1999	5,244,000	$1.10-$7.50	$1.30
Granted	4,109,503	$3.63-$12.99	$7.40
Exercised	—	—	—
Cancelled	(750,000)	$1.10-$1.75	$1.49

Outstanding at December 31, 2000	8,603,503	$1.10-$12.99	$4.05
Granted	1,611,834	$1.51-$7.50	$5.32
Exercised	—	—	—
Cancelled	(440,703)	$3.50-$12.99	$7.17

Outstanding at December 31, 2001	9,774,634	$1.10-$12.99	$4.12

Options exercisable at December 31, 2001	7,078,637	$1.10-$12.99	$3.22

Options exercisable at December 31, 2000	5,331,668	$1.10-$7.75	$2.40

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

        The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the proforma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123 are as follows:

	Year ended December 31, 2001	Year ended December 31, 2000
Weighted average fair value per options granted	$2.62	$2.66
Significant assumptions (weighted average)
Risk-free interest rate at grant date	5.15%	5.28%
Expected stock price volatility	94%	88%
Expected dividend payout	—	—
Expected option life (years)	8.2	8.4
Net loss
As reported	$(12,971,000)	$(10,247,000)
Proforma	$(17,188,000)	$(17,877,000)
Net loss per share
As reported	(1.10)	$(0.43)
Proforma	(1.24)	$(0.70)

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$1.10—$2.00	4,800,000	6.8 years	$1.24	4,583,334	$1.22
$2.95—$3.88	158,334	8.7 years	3.61	54,168	3.54
$4.22—$4.94	200,000	8.3 years	4.49	75,000	4.46
$7.00—$7.75	4,264,000	8.3 years	7.02	2,313,835	7.02
$8.00—$12.99	352,300	8.4 years	8.29	52,300	8.07

	9,774,634	7.6 years	$4.12	7,078,637	$3.22

Note 17—Related Parties

        Related party transactions, other that those disclosed in Note 10 consist of the following:

a)
On April 1, 2000, the Company entered into a state representative agreement with Electric City of Illinois and on June 1, 2000, it entered into a state representative agreement with Electric City of Indiana. James Stumpe, one of the Company's directors until his resignation in August 2001, is a member of Electric City of Illinois and was, until October 15, 2001, a member of Electric City of Indiana. The agreements grant to Electric City of Illinois and Electric City of Indiana distribution territories within the States of Illinois and Indiana, respectively. The members of the Company's board other than Mr. Stumpe approved the terms of the transactions and believed the terms to be substantially similar to those of other distributor or state representative agreements and as favorable to the Company as if negotiated with an unaffiliated third party. Approximately $172,000 and $294,000 due from these distributors is included in accounts receivable at December 31, 2001 and 2000, respectively. Sales to these distributors were as follows:

	Year ended December 31, 2001	Year ended December 31, 2000
Electric City of Illinois	$157,000	$334,000
Electric City of Indiana	113,000	105,000

Total	$270,000	$439,000

b)
On January 5, 2000, the Company entered into a distributor agreement with Electric City of Southern California L.L.C., of which Mr. Marino is a member, which provides for an initial term of 10 years. The agreement grants to Electric City of Southern California a distribution territory which extends from Monterey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms which members of the Company's board believe are substantially similar to those of other distributor agreements and as favorable to the Company as if negotiated with an unaffiliated third party. Approximately $439,000 and $300,000 due from Electric City of Southern California is included in accounts receivable at

  December 31, 2001 and 2000, respectively. Sales to Electric City of Southern California were $590,000 and $362,000 for the year ended December 31, 2001 and 2000, respectively.

c)
In October 2000, the Company entered into an agreement with KMC Telecom (for which Roscoe Young, one of the Company's directors, is President and Chief Operating Officer) to sell and install the Company's TP3 switchgear product at three KMC Telecom facilities. The sale and installation amount for the three sites totaled $773,802, of which $435,551 was recognized in 2000 and $338,951 was recognized in 2001. The aggregate amount was reflective of prices that would be charged to an unrelated third party. Installation of the TP3 switchgear began in November 2000 and was completed in June 2001.

d)
The Augustine Fund, L.P. (which owned all of the Company's outstanding shares of series B convertible preferred stock) and Messrs. Conant, Konstant, Marino, McEneely and Stelter (each, a "Restricted Stockholder") have each entered into separate trading agreements with the Company which are effective for a term of three years beginning on October 17, 2000. The trading agreements restrict each Restricted Stockholder's transfer of the Company's common stock as follows:

•
sales in any one trading day by such Restricted Stockholder shall not exceed the greater of 10,000 shares or 10% of the average trading volume of the Company's stock during the 10 prior trading days;

•
public trades in an opening transaction during the last half hour of any trading day and at any time outside of regular trading hours shall be prohibited by such Restricted Stockholder; and

•
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

e)
Effective December 4, 2000, the Company entered into an agreement with Mr. Marino in which it agreed to grant to Mr. Marino distributorship rights of its EnergySaver product in Northern California, Nevada and Arizona and to enter into distributor agreements with Mr. Marino with respect to each of these distribution territories for an initial term of 10 years and on terms substantially similar to those of other distributor and state representative agreements. With respect to the Southern California distribution territory, the Company agreed to permit Electric City of Southern California to transfer to Mr. Marino its current distributor agreement described above. As consideration for its grant of distributorship rights, effective December 4, 2000, (1) the Company terminated the option to purchase 2,000,000 shares of its common stock at $1.10 per share held by Pino, LLC with respect to 300,000 shares and (2) Mr. Marino resigned from the Company's Board of Directors and from his executive position as Chairman of the Board. The members of the Company's board other than Mr. Marino approved the terms of the transactions and believed they were as favorable as if negotiated with an unaffiliated third party.

f)
During 2001, the Company's subsidiary, Switchboard Apparatus, Inc. paid $328,323 to Harbrook Tool and Manufacturing Company ("Harbrook") for manufacturing and installing safety devices to distribution panels made by various manufacturers. For the period from September 2000 (effective with our purchase of Switchboard Apparatus) through December 31, 2000, Switchboard Apparatus paid $68,385 for the safety devices. A minority owner of Harbrook is Mr. Terry Hoppensteadt, who is a brother of Dale Hoppensteadt, the president of Switchboard Apparatus. We believe the amounts paid for such work are consistent with that which would be paid to an unrelated third party.

Note 18—Business Segment Information

        Since January 1, 2001, the Company has organized and managed its business in three distinct segments: the Energy Technology segment, the Power Management segment and the Building Control and Automation segment. In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups. Prior to January 1, 2001, the Company's information systems were not capable of reporting on a segment basis, and therefore only revenue is presented on a segment basis for 2000.

        The Energy Technology segment designs, manufacturers and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced by this segment are the EnergySaver and the Global Commander. This segment is headquartered, and most of its operations are located, in Elk Grove Village, Illinois.

        The Power Management segment designs, manufactures and markets a wide range of commercial and industrial switching gear and distribution panels. This segment is comprised of the business acquired from Marino Electric in May 1999 and Switchboard Apparatus, which was acquired in August 2000. The segment operates as Switchboard Apparatus out of facilities located in Broadview, Illinois.

        The Building Control and Automation segment provides integration of building and environmental control systems for commercial and industrial customers. This segment is comprised of Great Lakes Controlled Energy Corp., a company that was acquired in June 2001. The 2001 financial information presented below only represents seven months of results for this segment. Great Lakes Controlled Energy is headquartered in, and operates out of, its own facility located in Elk Grove Village, Illinois.

Business Segment Information	Year ended December 31, 2001	Year ended December 31, 2000
Revenues:
Energy Technology	$1,886.210	$1,554,394
Power Management	7,456,546	5,672,818
Building Control and Automation	281,450	—

Total	9,624,206	7,227,212
Depreciation and Amortization:
Energy Technology	106,318
Power Management	672,433
Building Control and Automation	34,990

Total	813,741
Interest Expense:
Energy Technology	126,496
Power Management	139,916
Building Control and Automation	5,485
Corporate	3,261,043

Total	3,532,940
Net Income/(Loss):
Energy Technology	(4,871,432)
Power Management	(2,042,404)
Building Control and Automation	(420,968)
Corporate	(5,636,273)

Total	(12,971,077)
Capital Additions:
Energy Technology	35,338
Power Management	71,730
Building Control and Automation	14,518

Total	121,586
Total Assets:
Energy Technology	11,434,301
Power Management	4,298,666
Building Control and Automation	702,897

Total	$16,435,863

Note 19—Subsequent Event

        On March 19, 2002, American National Bank informed the Company that it would not renew the Company's $2 million revolving credit facility, which was scheduled to expire on March 25, 2002, but did agree to extend the facility until May 31, 2002 in order to provide the Company with time to find a replacement lender. On April 9, 2002 the Company received a commitment from American Chartered

Bank to replace the revolving credit line, the equipment loan and to refinance the mortgage on the Company's facility in Elk Grove Village, Illinois. The $2 million revolving credit facility will have a term of one year, with an interest rate equal to the prime rate plus 1/4%, and will be secured by the Company's accounts receivable and inventory. The $400,000 equipment loan will have a term of two years, with an interest rate equal to the prime rate plus 1/2% and be secured by a blanket lien on all of the Company's assets. The mortgage will be equal to 80% of the appraised value of the building or $735,000, whichever is less, will have an initial term of two years, with an interest rate equal to the prime rate plus 1/2%, will be secured by a first mortgage lien on the building and will require monthly payments of $3,000 plus interest. The loan agreements will contain covenants which require the Company to maintain a certain level of tangible net worth and working capital. The Company has accepted American Chartered's commitment and expects to close the facility in mid-May 2002.

QuickLinks

  TABLE OF CONTENTS
  PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
  Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
  PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships And Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
  SIGNATURES
Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Electric City Corp. Statements of Cash Flows
Notes to Consolidated Financial Statements