Form 10QSB
period 2002-03-31
ELECTRIC CITY CORP
filed 2002-05-15
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-2791

ELECTRIC CITY CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410
(Address of principal executive offices)

(847) 437-1666
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

31,113,842 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of April 30, 2002.

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

ELECTRIC CITY CORP.

FORM 10-QSB

For The Quarter Ended March 31, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Electric City Corp.

Condensed Consolidated Balance Sheet

	March 31, 2002	December 31, 2001 (1)
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,335,136	$5,486,073
Accounts receivable, net	4,134,235	2,772,773
Inventories	2,310,230	1,654,634
Prepaid expenses and other, including $31,000 in notes receivable from employees as of March 31, 2002 and December 31, 2001	250,637	128,849

Total Current Assets	10,030,238	10,042,329

Net Property and Equipment	1,714,682	1,767,576

Cost in Excess of Assets Acquired	1,734,445	4,623,445

Other Assets	2,374	2,513

	$13,481,739	$16,435,863

	March 31, 2002	December 31, 2001 (1)
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$225,523	$356,438
Accounts payable	2,270,291	1,310,852
Accrued expenses	801,567	417,397
Deferred revenue	968,523	487,596
Total Current Liabilities	4,265,904	2,572,283
Deferred Revenue	316,667	329,167
Long-Term Debt, less current maturities	1,043,533	1,077,580

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A — 2,016,168 and 1,966,993 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively (liquidation value of $40,323,362 and $39,340,000 at March 31, 2002 and December 31, 2001, respecitvely)	20,162	19,670
Common stock, $.0001 par value; 85,000,000 shares authorized, 31,113,842 issued as of March 31, 2002 and December 31, 2001, respectively	3,112	3,112
Additional paid-in capital	44,214,839	44,215,331
Accumulated deficit	(36,373,978)	(31,772,780)

Less treasury stock, at cost, 1,000 shares as of March 31, 2002 and December 31, 2001	(8,500)	(8,500)
Total Stockholders’ Equity	7,855,635	12,456,833

	$13,481,739	$16,435,863

(1)     Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the twelve month period ended December 31, 2001

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

Three months ended, March 31	2002	2001

Revenue	$3,135,993	$3,162,224

Expenses
Cost of sales	2,731,713	2,815,246
Selling, general and administrative	2,096,401	2,586,631

Operating loss	(1,692,121)	(2,239,653)

Other Income (Expense)
Interest income	10,416	409
Interest expense	(25,493)	(113,131)

Total other income (expense)	(15,077)	(112,722)

Loss before cumulative effect of accounting change	(1,707,198)	(2,352,375)

Cumulative effect of accounting change	(2,894,000)	—

Net Loss after cumulative effect of accounting change	(4,601,198)	(2,352,375)

Plus Preferred Stock Dividends	(678,612)	(39,452)

Net Loss Available to Common Shareholder	$(5,279,810)	$(2,391,827)

Basic and diluted loss per common share before cumulative accounting change	$(0.08)	$(0.08)

Cumulative effect of accounting change	(0.09)	—

Basic and Diluted Loss Per Common Share	$(0.17)	$(0.08)

Weighted Average Common Shares Outstanding	31,113,842	28,958,588

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Statement of Condensed Consolidated Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833

Cumulative dividends on Series A Preferred Stock	—	—	—	—	(491,748)	—	—	(491,748)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	49,175	492	491,256	—	—	491,748
Net loss for the three months ended March 31, 2002	—	—	—	—	—	(4,601,198)	—	(4,601,198)

Balance, March 31, 2002	31,113,842	$3,112	2,016,168	$20,162	$44,214,839	$(36,373,978)	$(8,500)	$7,855,635

See accompanying notes to condensed consolidated financial statements.

Electric City Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31	2002	2001

Cash Flow from Operating Activities

Net loss	$(4,601,198)	$(2,352,375)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Cumulative effect of accounting change	2,894,000	—
Depreciation and amortization	57,725	195,290
Provision for bad debt	20,077	—
Issuance of shares and warrants in exchange for services received	—	233,845
Accrued interest on notes payable	—	44,009
Loss on disposal of fixed assets	—	11,616
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,381,539)	(139,093)
Inventories	(655,596)	49,101
Other current assets	(121,788)	141,016
Accounts payable	954,439	304,654
Accrued expenses	384,171	260,723
Deferred revenue	468,427	(12,500)

Net cash used in operating activities	(1,981,282)	(1,263,714)

Cash Flows (Used In) Provided by Investing Activities
Proceeds from the disposal of fixed assets	—	25,242
Purchase of property and equipment	(4,692)	(16,551)

Net cash (used in) provided by investing activities	(4,692)	8,691
Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	(130,350)	(118,007)
Net borrowings (payment) on line of credit		726,535
Payment on long-term debt	(34,613)	(455,940)
Proceeds from long-term debt	—	500,000
Net cash provided by (used in) financing activities	(164,963)	652,588
Net Increase (Decrease) in Cash and Cash Equivalents	(2,150,937)	(602,435)
Cash and Cash Equivalents, at beginning of period	5,486,073	629,436
Cash and Cash Equivalents, at end of period	$3,335,136	$27,001

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$25,628	$72,879

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Notes to Financial Statements

Note 1 — Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2001.

Note 2 - Recent Accounting Pronouncements

On  January 1,  2002,   the  Company  adopted  Statement  of  Financial Accounting  Standards  (SFAS) No. 142,  “Goodwill and Other Intangible Assets”  effective  for  fiscal  years  beginning  after December 15, 2001.  In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic assumptions to model our power management business and building control and automation business, we determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $2,894,000, which has been reported as the cumulative effect of a change in accounting principle, as of March 31, 2002, in the accompanying consolidated statements of earnings.

In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result, the Company recorded no goodwill amortization in the first quarter of 2002, whereas the Company had recorded approximately $132,000 of goodwill amortization in the first quarter of 2001. For comparative purposes, the following schedule is a reconciliation of reported net income to adjusted net income for the three months ended March 31, 2001, adjusted to exclude goodwill amortization, along with comparative information for the three months ended March 31, 2002.

Three months ended March 31	2002	2001

Reported net loss before cumulative effect of accounting change	$(1,707,000)	$(2,352,000)

Amortization of goodwill	—	132,000

Adjusted net loss	$(1,707,000)	$(2,220,000)

Basic and diluted loss per common share before cumulative effect of accounting change	(0.08)	(0.08)

Amortization of goodwill	—	0.00

Adjusted	(0.08)	(0.08)

The changes in the carrying amount of goodwill during the period by reportable segment are summarized as follows:

Goodwill Net of Accumulated Amortization	Energy Technology	Power Management (1)	Building Automation Controls (2)	Total

Balance as of December 31, 2002	$—	$4,103,872	$524,573	$4,628,445

Transitional impairment losses	—	(2,894,000)	—	(2,894,000)

Balance as of March 31, 2002	$—	$1,209,872	$524,573	$1,734,445

(1) Includes goodwill resulting from the acquisitions of Marino Electric and Switchboard Apparatus.

(2) Includes goodwill resulting from the acquisition of Great Lakes Controlled Energy.

Note 3 — Net Loss Per Share

The Company computes net loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted net loss per share for the three months ended March 31, 2002 and 2001 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders because to do so would be antidilutive:

Three months ended March 31	2002	2001
Weighted average shares issuable upon exercise of outstanding options	9,588,931	8,867,996
Weighted average shares issuable upon exercise of outstanding warrants	12,161,705	688,444
Weighted average shares issuable upon conversion of preferred stock	19,669,930	2,000,000

Total	41,420,566	11,556,440

Note 4 - Inventories

Inventories consisted of the following:

March 31,	2002	2001

Raw materials	$1,491,968	$1,425,568
Work in process	251,331	28,592
Finished goods	566,931	200,474

	$2,310,230	$1,654,634

Note 5 - Dividends

Dividends are comprise of the following:

Three months ended March 31	2002	2001

Accrual of Dividend on Series A Convertible Preferred	$491,748	$—

Accrual of Series B Preferred dividend	—	39,452

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend	186,864	—

Total	$678,612	$39,452

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  The Company’s actual results, performance and achievements in 2002 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a developer, manufacturer and integrator of energy saving technologies, custom electric switchgear and an integrator of building and environmental control systems. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc. (“Switchboard”), custom electric switchgear, including our TP3 line of pre-packaged electrical distribution panels designed for use in telecommunications and Internet network centers, and through our subsidiary, Great Lakes Controlled Energy Corp., we design, install and monitor building control and environmental systems.

On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), an integrator of building and environmental control systems located in Elk Grove Village, Illinois. As a result of this acquisition, Great Lakes became, and is currently operated as, a wholly owned subsidiary of the Company. The acquisition was recorded using the purchase method of accounting. Accordingly, none of Great Lakes’ results are included in Electric City’s results for the period ended March 31, 2001.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City and its subsidiaries are generated from the sale of products and services, primarily in the U.S.

Our cost of goods sold consists primarily of materials and labor.  Also included in our cost of goods sold are freight, costs of operating our manufacturing facilities, charges for potential future warranty claims, and royalty costs related to EnergySaver sales.  Cost of goods sold also includes the wages and expenses of our engineering group at Switchboard Apparatus.

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

A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase.  In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySavers of approximately $12 million to $15 million without a significant investment in fixed assets.

Selling, general and administrative (“SG&A”) expenses include the following components:

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

Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan, a note to the sellers of Marino Electric, and a note to the sellers of certain distributor territories that we repurchased in June 2000, all as reflected on our current and prior financial statements.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Our total revenue for the three-month period ended March 31, 2002 declined $26,231 or 0.8% to $3,135,993 as compared to $3,162,224 for the quarter ended March 31, 2001.  Revenue related to EnergySaver sales increased approximately $696,000, or 132%, to approximately $1,220,000 as compared to approximately $524,000 for the same period in 2001.  Revenue from the sale of building automation products and services, which benefited from the acquisition of Great Lakes in June 2001, contributed approximately $258,000 to first quarter 2002 revenue.  Revenues derived from the sale of switchgear and distribution panels declined approximately $943,000 or 36% to approximately $1,644,000 during the third quarter as compared to approximately $2,587,000 for the same period in 2001.  The decline in switchgear and distribution panel revenue was primarily the result of a slowdown in both general construction activity and construction activity in the telecom and Internet industries.  We expect the trends in EnergySaver and building automation systems to continue for the balance of the year, while we believe the switchgear and distribution panel business has stabilized and should show improving trends in coming periods.

Cost of sales for the three-month period ended March 31, 2002 totaled $2,731,713 as compared to $2,815,246 for the three-month period ended March 31, 2001.  Gross profit for the first quarter of 2002 increased $57,302 or 16.5% to $404,280 from $346,978 in the first quarter of 2001.  The improvement in the consolidated gross margin is primarily the result of the increase in EnergySaver sales, which generally have higher gross margins than switchgear and distribution panels, and improved utilization of our EnergySaver manufacturing facilities.  The increase in EnergySaver gross profit was partially offset by a decline in the gross profit earned on switchgear and distribution panels due to the decline in revenue and lower facility utilization.

SG&A for the three-month period ended March 31, 2002 decreased $490,230, or 19.0% to $2,096,401, as compared to $2,586,631 for the three-month period ended March 31, 2001.  The first quarter of 2001 included a non-cash charge of $228,000 related to the extension of the maturity date on a warrant held by an investor relations consultant.  Also contributing to the decline in SG&A was a $32,000 reduction in labor expense, a $150,000 reduction in travel expense, a $132,000 reduction in amortization expense resulting from the adoption of SFAS 142, a $100,000 decline in legal expense and a $30,000 decline in the costs of outside engineering services and reductions in recruiting costs, certain utilities and investor relations related expenses.  These reductions in SG&A expense were partially offset by a $190,000 increase in sales commissions primarily related to sale of EnergySavers.

Other income (expense) for the three-month period ending March 31, 2002 decreased $97,645, or 86.6% to $15,077 from $112,722 for the three-month period ended March 31, 2001.  During the last half of 2001 we raised $19,000,000 through the issuance of our Series A Convertible Preferred Stock.  We used the proceeds from the issuance to repay debt and payoff our revolving line of credit, which contributed to a $87,638 reduction in our interest expense when compared to the same period in 2001.  The issuance of the Series A Convertible Preferred Stock also contributed to an increase of our average cash balances during the first quarter of 2002 when compared to the first quarter of 2001, which resulted in an increase in our interest income of $10,007 over the same period in 2001.

During the three-month period ended March 31, 2002 we accrued dividends of $491,748 on the Series A Convertible Preferred Stock.  These accrued dividends were satisfied through the issuance of 49,175 shares of our Series A Convertible Preferred Stock on March 31, 2002.  On March 31, 2002 we also recorded a non-cash deemed dividend of $186,864 due to the beneficial conversion feature of these shares.  During 2001 we accrued dividends of $39,452 on our Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock was converted into shares of our common stock on June 15, 2001.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of $3,335,136, as compared to  $5,486,073 on December 31, 2001. Our debt obligations as of March 31, 2002 consisted of a mortgage of approximately $733,000 on our facility in Elk Grove Village Illinois, an equipment loan of $400,000, vehicle loans of approximately $44,000, and a note due the sellers of Marino Electric of approximately $89,000.

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

Net cash decreased $2,150,937 during the first three months of 2001 as compared to declining $602,435 during the same period in 2001.  Operating activities consumed $1,981,283 and $1,263,714 during the first three months of 2001 and 2000, respectively. Cash used to fund the net loss after adjusting for the cumulative effect of accounting changes, declined $645,177 or 27.4%, to $1,707,198 during the first quarter of 2002 from $2,352,375 during the same period in 2001.

Increases in accounts receivable and inventory consumed $2,037,135 during the first three months of 2002 as compared to consuming $89,992 during the same period in 2001.  The increase in accounts receivable and inventory are primarily the result of increased sales activity in the EnergySavers business.  These uses of cash were partially offset by cash generated from increases in accounts payable, accrued expenses and deferred revenue.  Accounts payable increased $954,439 during 2002 compared to an increase of $304,654 during 2001, accrued expenses increase $384,171 during the first three months of 2002 compared to an increase of $260,723 during the same period in 2001 and deferred revenue increase $468,427 during the first quarter of 2002 as compared to declining $12,500 during the same period in 2001.  The increase in accounts payable and accrued expenses during 2002 was again primarily the result of the increased business activity in the EnergySaver business.  The increase in deferred revenue during 2002 was related primarily to a single order that was shipped during the quarter but was recorded as deferred revenue pending satisfaction of final revenue recognition criteria.

Investing activities consumed $4,692 of cash during the three-month period ending March 31, 2002, as compared to generating $8,691 during the three-month period ending March 31, 2001.  During the first quarter of 2002 we purchased $4,692 of new equipment as compared to $16,551 for the first quarter of

2001. During the first quarter of 2001 we sold certain assets that we no longer required, primarily as a result of the acquisition of Switchboard, generating proceeds of $25,242.

Financing activities consumed $164,963 of cash during the three-month period ending March 31, 2002, compared to generating $652,588 during the same period in 2001.  During the first quarter of 2002 we made schedule principal payments of $130,350 on the note to the sellers of Marino Electric and $34,613 on our equipment loan.  During the 2001 period we borrowed $726,535 on our line of credit and paid $118,007 owed to the sellers of Marino Electric.  In March 2001 we also refinanced and increased an equipment loan, which generated approximately $50,000.  This was partially offset by scheduled principal reductions on our mortgage and auto loans of approximately $6,000.

On March 19, 2002, American National Bank informed the us that it would not renew our $2 million revolving credit facility, which was scheduled to expire on March 25, 2002, but did agree to extend the facility until May 31, 2002 in order to provide us with time to find a replacement lender. On April 9, 2002 we received a commitment from American Chartered Bank to replace the revolving credit line, the equipment loan and to refinance the mortgage on our facility in Elk Grove Village, Illinois. The $2 million revolving credit facility will have a term of one year, with an interest rate equal to the prime rate plus ¼%, and will be secured by our accounts receivable and inventory. The $400,000 equipment loan will have a term of two years, with an interest rate equal to the prime plus ½% and be secured by a blanket lien on all of our assets.  The mortgage will be equal to 80% of the appraised value of the building or $735,000, whichever is less, will have an initial term of two years, with an interest rate equal to the prime plus ½%, will be secured by a first mortgage lien on the building and will require monthly payments of $3,000 plus interest.  The loan agreements will contain covenants that require us to maintain a certain level of tangible net worth and working capital.  We accepted American Chartered’s commitment and expect to close the facility in mid-May.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City’s current expectations about its future results, performance, prospects and opportunities.  Electric City has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions.  These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City’s actual results, performance, prospects or opportunities in the remainder of 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, the Company’s ability to successfully integrate acquired businesses, products and technologies, the Company’s ability to manage its growth, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results.  For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by the federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

PART II.  OTHER INFORMATION

ITEM 2.               Changes In Securities

On March 27, 2002, the Board of Directors declared dividends payable on our Series A Convertible Preferred Stock for the first calendar quarter ending March 31, 2002 to shareholders of record of our Series A Convertible Preferred Stock as of March 31, 2002. The dividends were paid on March 31, 2002 in additional shares of Series A Convertible Preferred Stock to the holders as follows: 10,424 shares to EP Energy Finance, L.L.C., 10,337 shares to Newcourt Capital USA, Inc., 9,902 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 521 shares to Originators Investment Plan, L.P., 10,424 shares to Duke Capital Partners, LLC and 7,567 shares to Leaf Mountain Company, LLC. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock.

No underwriters were involved in the transaction described above. All of the securities issued in the foregoing transaction was issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated there under, in that the transaction involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and/or were acquiring such securities for investment for their own account and not for distribution. All certificates representing the common stock or preferred stock so issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

ITEM 5.               Other Information

Effective April 26, 2002, Mr. Brian Kawamura resigned his positions as President, Chief Operating Officer and Director of the Company to pursue other interests. Since January 3, 2000, Mr. Kawamura was party to an employment agreement with the Company that provided for a three-year period ending on December 31, 2002, a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of Mr. Kawamura’s annual salary payable if the Company met or exceeded the terms of its annual business plan. The agreement also provided for an option to purchase 1,500,000 shares of the Company’s common stock at $7.00 per share, of which 1,000,000 shares were exercisable as of December 31, 2001 and an additional 500,000 shares would become exercisable on December 31, 2002. The employment agreement imposed on Mr. Kawamura non-competition, non-solicitation and confidentiality agreements.

Concurrent with his resignation, the Company entered into a separation agreement with Mr. Kawamura which provides that he will receive a severance payment equal to approximately 62 percent of his remaining annual salary for the period beginning May 1, 2002 and continuing until December 31, 2002.  The total amount to be paid will be $145,472, which will be paid in equal bi-monthly installments of $8,978.01. Mr. Kawamura has also agreed to forego reimbursement of $62,139 of business related expenses.  These severance payments are subject to certain reductions in the event Mr. Kawamura becomes employed or engaged as a consultant (other than engaged by the Company as a consultant) and earns compensation as a result, during the term of the severance payments. In addition, these severance payments will cease if Mr. Kawamura violates the non-competition, non-solicitation and confidentiality provisions of his employment agreement or ceases to perform under the consulting agreement. The 500,000 stock option shares that were to become exercisable on December 31, 2002 pursuant to his employment agreement were extinguished and terminated as of April 26, 2002.

In addition, effective April 26, 2002, the Company entered into a consulting agreement with Mr. Kawamura whereby Mr. Kawamura will provide sales representative and consulting services to the Company from time to time until December 31, 2002 (unless another termination date is agreed to by the parties). The consulting agreement provides for Mr. Kawamura to remain involved with certain sales opportunities that the Company is pursuing and to receive a commission fee of 5% of the sales proceeds, with half of the commission retained by the Company until it is reimbursed for severance payments under his separation agreement, after payment of which Mr. Kawamura will receive the entire commission fee for the successful closings of these sales opportunities.

ITEM 6.               Exhibits And Reports On Form 8-K.

(a)           Exhibits

None

(b)           The Company did not file any reports on Form 8-K during the first quarter of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: May 15, 2002	By:	/s/ John Mitola
John Mitola

Chief Executive Officer (principal executive officer)

Dated: May 15, 2002	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz

Chief Financial Officer (principal financial and accounting officer)