Form 10QSB
period 2002-06-30
ELECTRIC CITY CORP
filed 2002-08-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒         No ☐

31,196,378 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of July 31, 2002.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ELECTRIC CITY CORP.

FORM 10-QSB

For The Quarter Ended June 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001 (1)
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,885,896	$5,486,073
Accounts receivable, net	4,303,644	2,772,773
Inventories	2,463,588	1,654,634
Prepaid expenses and other, including $31,000 in notes receivable from employees as of June 30, 2002 and December 31, 2001	194,829	128,849

Total Current Assets	9,847,957	10,042,329

Net Property and Equipment	1,667,107	1,767,576

Cost in Excess of Assets Acquired	524,573	4,623,445

Other Assets	2,234	2,513

	$12,041,871	$16,435,863

	June 30, 2002	December 31, 2001 (1)
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$151,415	$356,438
Accounts payable	1,607,324	1,310,852
Accrued expenses	777,442	417,397
Deferred revenue	886,747	487,596
Total Current Liabilities	3,422,928	2,572,283
Deferred Revenue	304,167	329,167
Long-Term Debt, less current maturities	1,014,347	1,077,580

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A – 2,066,572 and 1,966,993 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively (liquidation value of $41,331,000 and $39,340,000 at June 30, 2002 and December 31, 2001, respectively)	20,666	19,670

Series C – 201,444 and 0 issued and outstanding as of June 30, 2002 and December 31, 2001, respectively (liquidation value of $4,029,000 and $0 at June 30, 2002 and December 31, 2001, respectively)	2,014	—
Common stock, $.0001 par value; 85,000,000 shares authorized,31,196,378 and 31,113,842 issued as of June 30, 2002 and December 31, 2001, respectively	3,120	3,112
Additional paid-in capital	46,230,270	44,215,331
Accumulated deficit	(38,947,141)	(31,772,780)

Less treasury stock, at cost, 1,000 shares as of June 30, 2002 and December 31, 2001	(8,500)	(8,500)
Total Stockholders’ Equity	7,300,429	12,456,833
	$12,041,871	$16,435,863

See accompanying notes to condensed consolidated financial statements

(1)                     Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the twelve month period ended December 31, 2001

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended, June 30	2002	2001

Revenue	$3,437,811	$2,778,099

Expenses
Cost of sales	2,897,332	2,590,247
Selling, general and administrative	1,889,027	2,433,051

	4,786,359	5,023,298

Operating loss	(1,348,548)	(2,245,199)

Other Income (Expense)
Interest income	6,163	350
Interest expense	(20,905)	(1,709,083)

Total other income (expense)	(14,742)	(1,708,733)

Loss before cumulative effect of accounting change	(1,363,290)	(3,953,932)

Cumulative effect of accounting change	(1,209,872)	—

Net Loss after cumulative effect of accounting change	(2,573,162)	(3,953,932)

Plus Preferred Stock Dividends	(2,227,611)	(217,802)

Net Loss Available to Common Shareholder	$(4,800,773)	$(4,171,734)

Basic and diluted loss per common share before cumulative accounting change	$(0.12)	$(0.14)

Cumulative effect of accounting change	(0.03)	—

Basic and Diluted Loss Per Common Share	$(0.15)	$(0.14)

Weighted Average Common Shares Outstanding	31,154,225	29,295,446

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Six months ended, June 30	2002	2001

Revenue	$6,573,803	$5,940,323

Expenses
Cost of sales	5,629,045	5,405,494
Selling, general and administrative	3,985,429	5,019,684

	9,614,474	10,425,178

Operating loss	(3,040,671)	(4,484,855)

Other Income (Expense)
Interest income	16,580	759
Interest expense	(46,398)	(1,822,214)

Total other income (expense)	(29,818)	(1,821,455)

Loss before cumulative effect of accounting change	(3,070,489)	(6,306,310)

Cumulative effect of accounting change	(4,103,872)	—

Net Loss after cumulative effect of accounting change	(7,174,361)	(6,306,310)

Plus Preferred Stock Dividends	(2,906,224)	(257,254)

Net Loss Available to Common Shareholder	$(10,080,585)	$(6,563,564)

Basic and diluted loss per common share before cumulative accounting change	$(0.19)	$(0.23)

Cumulative effect of accounting change	(0.13)	—

Basic and Diluted Loss Per Common Share	$(0.32)	$(0.23)

Weighted Average Common Shares Outstanding	31,134,145	29,127,947

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series C Preferred Shares	Series C Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670	—	$—	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833

Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	—	—	—	—	200,000	2,000	1,878,257	—	—	1,880,257
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	30,082	3	—	—	—	—	(3)	—	—	—
Cumulative dividends on Preferred Stock	—	—	—	—			(1,010,235)	—	—	(1,010,235)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	99,579	996	1,444	14	1,009,225	—	—	1,010,235
Warrants issued in exchange for services received	—	—	—	—	—	—	80,000	—	—	80,000
Exercise of warrant in exchange for services received	52,454	5	—	—	—	—	57,695	—	—	57,700
Net loss for the six months ended June 30, 2002	—	—	—	—			—	(7,174,361)	—	(7,174,361)

Balance, June 30, 2002	31,196,378	$3,120	2,066,572	$20,666	201,444	$2,014	$46,230,270	$(38,947,141)	$(8,500)	$7,300,429

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30	2002	2001

Cash Flow from Operating Activities

Net loss	$(7,174,361)	$(6,306,310)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Cumulative effect of accounting change	4,103,872	—
Depreciation and amortization	116,686	395,108
Amortization of capitalized cost of financing	—	140,822
Amortization of original issue discount	—	1,424,330
Provision for bad debt	20,330	—
Issuance of shares and warrants in exchange for services received	137,700	330,623
Accrued interest on notes payable	—	103,746
Loss on disposal of fixed assets	—	11,616
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,551,201)	(174,561)
Inventories	(808,954)	107,266
Other current assets	(65,980)	185,390
Accounts payable	291,472	463,590
Accrued expenses	360,045	375,204
Deferred revenue	374,151	(25,234)

Net cash used in operating activities	(4,196,240)	(2,968,410)

Cash Flows (Used In) Provided by Investing Activities
Proceeds from the disposal of fixed assets	—	25,242
Purchase of property and equipment	(15,938)	(62,673)

Net cash (used in) investing activities	(15,938)	(37,431)

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	(219,067)	(238,715)
Net borrowings (payment) on line of credit	—	1,047,800
Proceeds from long-term debt	1,135,000	—
Payment on long-term debt	(1,184,189)	(486,053)
Proceeds from issuance of senior subordinated Convertible promissory note	—	2,000,000
Proceeds from long-term debt	—	509,000
Proceeds from issuance of convertible preferred stock	2,000,000	—
Issuance costs related to preferred stock issuance	(119,743)	—
Cash paid for deferred financing costs	—	(186,653)

Net cash provided by financing activities	1,612,001	2,645,379

Net Decrease in Cash and Cash Equivalents	(2,600,177)	(360,462)

Cash and Cash Equivalents, at beginning of period	5,486,073	629,436

Cash and Cash Equivalents, at end of period	$2,885,896	$268,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$25,628	$133,108
Accrual satisfied through issuance of stock	—	198,106

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Notes to Financial Statements

Note 1 – Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2001.

Note 2 – Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards  (SFAS) No. 142,  “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic assumptions to model our power management business and building control and automation business, we determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.  The preliminary allocation resulted in a write-down of recorded goodwill in the amount of $2,894,000, which was recorded as a cumulative effect of a change in an accounting principle during the quarter ended March 31, 2002. Subsequently, the final valuation determined that the goodwill was fully impaired and an additional impairment of $1,209,872 was required. The additional write-down has been reported as a cumulative effect of a change in an accounting principle in the quarter ended June 30, 2002.

In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result, the Company recorded no goodwill amortization in the first six months of 2002, whereas the Company had recorded approximately $135,000 and $266,000 of goodwill amortization during the three month and six month periods ended June 30, 2001, respectively. For comparative purposes, the following schedule provide a reconciliation of reported net income to adjusted net income for the three month and six month periods ended June 30, 2001, adjusted to exclude goodwill amortization, along with comparative information for the comparable periods in 2002.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Reported net loss before cumulative effect of accounting change	$(1,363,000)	$(3,954,000)	$(3,070,000)	$(6,306,000)

Amortization of goodwill	—	135,000	—	266,000

Adjusted net loss	$(1,363,000)	$(3,819,000)	$(3,070,000)	$(6,040,000)

Basic and diluted loss per common share before cumulative effect of accounting change	$(0.12)	$(0.14)	$(0.19)	$(0.23)

Amortization of goodwill	—	0.00	—	0.01

Adjusted	$(0.12)	$(0.14)	$(0.19)	$(0.22)

The changes in the carrying amount of goodwill during 2002 by reportable segment are summarized as follows:

Goodwill Net of Accumulated Amortization	Energy Technology	Power Management (1)	Building Automation Controls (2)	Total
Balance as of December 31, 2002	$—	$4,103,872	$519,573	$4,623,445

Adjustment to initial purchase accounting	—	—	5,000	5,000

Transitional impairment losses	—	(4,103,872)	—	(4,103,872)

Balance as of June 30, 2002	$—	$—	$524,573	$524,573

(1) Includes goodwill resulting from the acquisitions of Marino Electric and Switchboard Apparatus.

(2) Includes goodwill resulting from the acquisition of Great Lakes Controlled Energy.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial position or results of operations.

Note 3 – Net Loss Per Share

The Company computes net loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted net loss per share for the three months and six months ended June 30, 2002 and 2001 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Weighted average shares issuable upon exercise of outstanding options	9,157,594	9,431,040	9,387,594	9,151,073

Weighted average shares issuable upon exercise of outstanding warrants	12,315,335	2,073,187	12,251,025	1,384,641

Weighted average shares issuable upon conversion of preferred stock	20,167,380	1,670,000	19,922,740	1,834,000

Total	41,640,309	13,174,227	41,561,359	12,369,714

Note 4 – Inventories

Inventories consisted of the following:

	June 30, 2002	December 31, 2001

Raw materials	$1,853,658	$1,425,568
Work in process	29,085	28,592
Finished goods	580,845	200,474

	$2,463,588	$1,654,634

Note 5 – Dividends

Dividends are comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Accrual of Dividend on Series A Convertible Preferred	$504,042	$—	$995,791	$—

Accrual of Dividend on Series B Convertible Preferred	—	125,778	—	165,230

Accrual of Dividend on Series C Convertible Preferred	14,444	—	14,444	—

Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock	1,444,697	—	1,444,697	—

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend	257,061	—	443,925	—

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series B Convertible Preferred dividend	—	92,024	—	92,024

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series C Convertible Preferred dividend	7,367	—	7,367	—

Total	$2,227,611	$217,802	$2,906,224	$257,254

Note 6 – Debt Refinancing

On May 29, 2002, the Company entered into a new credit facility with American Chartered Bank, which included a $2 million revolving credit line, a $400,000 equipment line and a $735,000 mortgage.  This new facility replaced the Company’s existing revolving credit line and equipment loan facility with American National Bank and Trust Company of Chicago and a mortgage with CIB Bank.  The revolver has a term of one year, with an interest rate equal to the prime rate plus ¼%, and is secured by the Company’s accounts receivable. The $400,000 equipment loan has a term of two years, with an interest rate equal to the prime rate plus ½% and is secured by a blanket lien on all of the Company’s assets.  The mortgage has an initial term of two years, with an interest rate equal to the prime rate plus ½%, is secured by a first mortgage lien on the Company’s Elk Grove Village headquarters and requires monthly payments of $3,000 plus interest.  The new loan agreements contain covenants that require us to maintain a certain level of tangible net worth and working capital.

Note 7 – Issuance of Series C Convertible Preferred Stock

On June 4, 2002, the Company entered into a securities purchase agreement with Richard Kiphart under which the Company received $2,000,000 in gross proceeds for the issuance of a package of securities that included 200,000 shares of Series C Convertible Preferred Stock, 30,082 shares of common stock, warrants to purchase 50,000 shares of the Series C Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 281,250 shares of the Company’s common stock initially exercisable at a price of $1.00 per share  (the “Transaction”).

The Series C Convertible Preferred Stock carries a dividend rate of 10% per year, which is payable during the first three years following issuance at the Company’s option, in cash or additional shares of Series C Convertible Preferred Stock.  After three years all dividends must be paid in cash and the dividend rate will increase ½% every six months until it reaches 15% per year.

The Series C Convertible Preferred Stock is convertible at any time into shares of the Company’s common stock at the conversion rate of ten shares of common stock for each share of Series C Convertible Preferred Stock.  Shares of Series C Convertible Preferred Stock have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series C Convertible Preferred Stock to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of the Company’s assets and similar events.

The Series C Convertible Preferred Stock possesses a liquidation preference over all other classes of the Company’s equity, other than the Series A Convertible Preferred Stock.  In addition, the holder(s) of the Series C Convertible Preferred Stock, in conjunction with the holders of the Series A Convertible Preferred Stock, have special approval rights over certain matters, including but not limited to, mergers and acquisitions, the issuance of additional debt or equity securities, the sale of assets outside the normal course of business, the payment of dividends, the hiring or firing of our Chief Executive Officer or President, significant capital expenditures, and amendments to the Company’s Certificate of Incorporation and/or by-laws that in any way could adversely affect the rights of the holders of the Series A and/or Series C Convertible Preferred Stock.

For accounting purposes, proceeds from the Transaction were allocated to the Series C Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values.  The Series C Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue.  The value of this beneficial conversion feature was determined based on the value allocated to the Series C Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature, in addition to the value of the stock and warrants issued as part of the Transaction were deemed to be equivalent to a non-cash preferred stock dividend.  The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $1,444,000, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the three month and six month periods ended June 30, 2002.

Note 8 – Business Segment Information

Since January 1, 2001, the Company has organized and managed its business in three distinct segments: the Energy Technology segment, the Power Management segment and the Building Control and Automation segment.  In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.  Prior to January 1, 2001, the Company’s information systems were not capable of reporting on a segment basis, and therefore only revenue is presented on a segment basis for 2000.

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

The Building Control and Automation segment provides integration of building and environmental control systems for commercial and industrial customers.  This segment is comprised of Great Lakes Controlled Energy Corp., a company that was acquired in June 2001.  The 2001 financial information presented below only includes the June results for this segment.  Great Lakes Controlled Energy is headquartered in, and operates out of its own facility, located in Elk Grove Village, Illinois.

The following is the Company’s business segment information:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Revenues:
Energy Technology	$1,300,000	$288,000	$2,533,000	$867,000
Power Management	1,608,000	2,459,000	3,252,000	5,042,000
Building Automation Controls (1)	530,000	31,000	789,000	31,000
Total	3,438,000	2,778,000	6,574,000	5,940,000

Operating Loss:
Energy Technology	(442,000)	(1,162,000)	(1,282,000)	(2,355,000)
Power Management	(187,000)	(410,000)	(470,000)	(667,000)
Building Automation Controls (1)	(100,000)	(60,000)	(251,000)	(60,000)
Corporate Overhead	(620,000)	(613,000)	(1,038,000)	(1,403,000)

Total	(1,349,000)	(2,245,000)	(3,041,000)	(4,485,000)
Other Expense (2)	(14,000)	(1,709,000)	(29,000)	(1,821,000)

Income before cumulative effect of accounting change	(1,363,000)	(3,954,000)	(3,070,000)	(6,306,000)

Cumulative effect of accounting change	(1,210,000)	—	(4,104,000)	—

Net Loss after cumulative effect of account change	$(2,573,000)	$(3,954,000)	$(7,174,000)	$(6,306,000)

Total Assets:
Energy Technology	7,564,765
Power Management	3,198,951
Building Automation Controls (1)	1,278,155

Total	$12,041,871

(1) 2001 results for building controls and automation only includes one month’s results of Great Lakes Controlled Energy, which was purchased in June 2001.

(2) The Company does not allocate interest expense for interim reporting.

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

Overview

We are a developer, manufacturer and integrator of energy saving technologies, custom electric switchgear and an integrator of building and environmental control systems. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc. (“Switchboard”), custom electric switchgear, including our TP3 line of pre-packaged electrical distribution panels designed for use in telecommunications and Internet network centers, and through our other subsidiary, Great Lakes Controlled Energy Corp., we design, install and monitor building control and environmental systems.

On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), an integrator of building and environmental control systems located in Elk Grove Village, Illinois. As a result of this acquisition, Great Lakes became, and is currently operated as, a wholly owned subsidiary of the Company. The acquisition was recorded using the purchase method of accounting. Accordingly, only one month of Great Lakes’ results are included in the consolidated Electric City results for the periods ended June 30, 2001.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments, and charges for installation and freight. Revenues of Electric City and its subsidiaries are generated from the sale of products and services, primarily in the U.S.

Our cost of goods sold consists primarily of materials and labor.  Also included in our cost of goods sold are freight, charges from third parties for installation of our products, costs of operating our manufacturing facilities, charges for potential future warranty claims, and royalty costs related to EnergySaver sales.  Cost of goods sold also includes the wages and expenses of our engineering group at Switchboard Apparatus and Great Lakes.

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

A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase.  In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySavers of approximately $15 million to $20 million without a significant investment in fixed assets.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

Our total revenue for the three-month period ended June 30, 2002 increased $659,712 or 23.7% to $3,437,811 as compared to $2,778,099 for the quarter ended June 30, 2001.  Revenue related to EnergySaver sales increased approximately $1,012,000, or 352%, to approximately $1,300,000 as compared to approximately $288,000 for the same period in 2001.  The increase in EnergySaver related revenue is primarily due to an increase in shipments of EnergySaver units due to increased customer acceptance of the EnergySaver technology.  Revenue from the sale of building automation products and services increased approximately $499,000 to $530,000 during the three month period ended June 30, 2002, from approximately $31,000 in the same period during 2001.  The 2001 period only included one month of operating results of Great Lakes, which was acquired in June 2001.  Revenues derived from the sale of switchgear and distribution panels declined approximately $851,000 or 34.6% to approximately $1,608,000 during the second quarter as compared to approximately $2,459,000 for the same period in 2001.  The decline in switchgear and distribution panel revenue was primarily the result of a slowdown in both general construction activity and construction activity in the telecom and Internet industries.  We expect the trends in EnergySaver and building automation systems to continue for the balance of the year, while we believe the switchgear and distribution panel business will remain soft for at least the balance of 2002.

Cost of sales for the three-month period ended June 30, 2002 totaled $2,897,332 as compared to $2,590,247 for the three-month period ended June 30, 2001.  Gross profit for the second quarter of 2002 increased $352,627 or 188% to $540,479 from $187,852 in the second quarter of 2001, and our gross profit margin increased to 15.7% from 6.8% for the same periods.  The improvement in the consolidated gross profit is the result of increased EnergySaver sales and three months of contribution from Great Lakes, as compared to only one month of contribution in 2001.  These increases in gross profit were partially offset by a decline in the gross profit earned on switchgear and distribution panels due to the decline in revenue and lower facility utilization.

SG&A for the three-month period ended June 30, 2002 decreased $544,024, or 22.4% to $1,889,027, as compared to $2,433,051 for the three-month period ended June 30, 2001.  Contributing to the decline in SG&A was a $253,000 reduction in labor expense, a $196,000 reduction in travel expense, a $135,000 reduction in amortization expense resulting from the adoption of SFAS 142, a $116,000 decline in professional fees and reductions in various expenses for utilities.  Most of these expense reductions are the result of a restructuring implemented by management during the second half of 2001 that has resulted in a 32% reduction in total headcount from its peak in June of 2001.  These reductions in SG&A expense were partially offset by an $83,000 increase in SG&A resulting from the inclusion of a full quarter’s expense from Great Lakes and a $65,000 increase in sales commissions primarily related to increased sales of our EnergySaver product.

Other expense for the three-month period ending June 30, 2002 decreased $1,693,991, or 99% to $14,742 from $1,708,733 for the three-month period ended June 30, 2001.  During 2001 we issued two Senior Subordinated Convertible Promissory Notes that included detachable warrants to purchase 1,700,000 shares of our common stock.  These warrants were value at $1,717,000 using a modified Black-Sholes option pricing model. We were required to recognize the value of these warrants as a discount on the related debt and to amortize the discount as interest expense over the life of the debt.  We also incurred $186,653 in professional fees related to the issuance of the notes which we deferred and amortized over the term of the note.  As a result, interest expense for the second quarter of 2001 included $1,424,330 related to the amortization of the value of the warrants and $140,822 of expense related the amortization of deferred issuance costs.

In September and November 2001, we raised $19,000,000 through the issuance of our Series A Convertible Preferred Stock.  We used the proceeds from the issuance to repay debt and pay off our revolving line of credit, which contributed to a $98,000 reduction in our interest expense when compared to the same period in 2001.  The issuance of the Series A Convertible Preferred Stock also contributed to an increase in our average cash balances during the second quarter of 2002 when compared to the second quarter of 2001, which resulted in an increase in our interest income of $5,813 over the second quarter of 2001.

Our dividend expense for the second quarter of 2002 increased $2,009,809 to $2,227,611 from $217,802 for the second quarter of 2001.  During the three-month period ended June 30, 2002 we accrued dividends of $518,486 on our Convertible Preferred Stock.  These accrued dividends were satisfied through the issuance of 51,849 shares of our Series A Convertible Preferred Stock on June 30, 2002.  On June 30, 2002 we also recorded a non-cash deemed dividend of $257,061 due to the beneficial conversion feature of these shares.  On June 4, 2002 we issued a package of securities that included 200,000 shares of our Series C Convertible Preferred Stock, shares of our common stock, and warrants to purchase additional shares our common stock and Series C Convertible Preferred Stock.  We recorded a $1,444,697 non-cash deemed dividend on the date of issuance of the Series C Convertible Preferred Stock due to its beneficial conversion feature.  During the second quarter of 2001 we accrued dividends of $125,778 on our Series B Convertible Preferred Stock and recorded a non-cash deemed dividend of $92,024 due to the beneficial conversion feature of the Series B shares issued in satisfaction of the accrued dividend.  The Series B Convertible Preferred Stock was converted into shares of our common stock on June 15, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

Our total revenue for the six-month period ended June 30, 2002 increased $633,480 or 10.7% to $6,573,803 as compared to $5,940,323 for the six-month period ended June 30, 2001.  Revenue related to EnergySaver sales increased approximately $1,666,000, or 192%, to approximately $2,533,000 as compared to approximately $867,000 for the same period in 2001, primarily the result of increased shipments of EnergySaver units.  The inclusion of six months of results from Great Lakes in 2002 led to a $758,000 increase in revenue from the sale of building automation products and services.  Switchgear and distribution panel revenue declined approximately $1,790,000 or 35.5% to approximately $3,252,000 during the second quarter as compared to approximately $5,042,000 for the same period in 2001.  A significant portion the switchgear and distribution panel revenue earned during the first half of 2001 was tied directly or indirectly to the telecom industry and to the construction of commercial and industrial buildings.  Both of these segments experienced significant reductions in construction spending beginning in mid 2001, and we project these segments to remain soft through at least the balance of 2002.

Cost of sales for the six-month period ended June 30, 2002 totaled $5,629,045 as compared to $5,405,494 for the six-month period ended June 30, 2001.  Gross profit for the first half of 2002 increased $409,929 or 77% to $944,758 from $534,829 earned during the same period of 2001. Our gross profit margin increased to 14.4% from 9.0% for the same periods.  Increased sales of EnergySaver, which generally have higher margins than our other products, along with six months of contribution from Great Lakes, were the primary drivers of the increased gross profits in 2002 when compared to 2001.  These increases in gross profit were partially offset by a decline in the gross profit earned on switchgear and distribution panels as a result of the decline in the division’s revenue and lower facility utilization at Switchboard Apparatus.

SG&A for the six-month period ended June 30, 2002 decreased $1,034,255, or 20.6% to $3,985,429, as compared to $5,019,684 for the six-month period ended June 30, 2001.  The reduction in SG&A was the primarily the result of a $286,000 reduction in labor expense, a $344,000 reduction in travel and entertainment expense, a $266,000 reduction in amortization expense resulting from the adoption of SFAS 142, a $497,000 decline in professional fees and a $72,000 reduction in expenses for various utilities.  These reductions in SG&A expense were partially offset by an $185,000 increase in SG&A resulting from the inclusion of a Great Lakes for all of the first six months of 2002 and a $325,000 increase in sales commissions primarily related to increased sales of EnergySavers.

Other expense for the six-month period ending June 30, 2002 decreased $1,791,637, or 99% to $29,818 from $1,821,455 for the six-month period ended June 30, 2001.  During 2001 we issued two Senior Subordinated Convertible Promissory Notes that included detachable warrants to purchase 1,700,000 shares of our common stock.  These warrants were value at $1,717,000 using a modified Black-Sholes option pricing model. We were required to recognize the value of these warrants as a discount on the related debt and to amortize the discount as interest expense over the life of the debt.  We also incurred $186,653 in professional fees related to the issuance of the notes which we deferred and amortized over the term of the note.  As a result, interest expense for the first six-monhts of 2001included $1,424,330 related to the amortization of the value of the warrants and $140,822 of expense related the amortization of deferred issuance costs.  In September and November of 2001 we raised $19,000,000 through the issuance of our Series A Convertible Preferred Stock.  We used the proceeds from the issuance to repay debt and payoff our revolving line of credit, which contributed to a $226,000 reduction in our interest expense when compared to the same period in 2001.  The issuance of the Series A Convertible Preferred Stock also contributed to an increase of our average cash balances during the first half of 2002 when compared to the first quarter of 2001, which resulted in an increase in our interest income of $15,821 over the first half of 2001.

Our dividend expense for the first half of 2002 increased $2,648,990 to $2,906,244 from $257,254 for the first half of 2001.  During the six-month period ended June 30, 2002 we accrued dividends of $1,010,235 on our Convertible Preferred Stock.  These accrued dividends were satisfied through the issuance of 99,580 shares of our Series A and Series C Convertible Preferred Stock.  We recorded non-cash deemed dividends of $451,292 due to the beneficial conversion feature of these shares.  On June 4, 2002 we issued a package of securities that included 200,000 shares of our Series C Convertible Preferred Stock, shares of our common stock, and warrants to purchase additional shares our common stock and Series C Convertible Preferred Stock.  We recorded a non-cash deemed dividend of $1,444,697 on the date of issuance of the Series C Convertible Preferred Stock due to its beneficial conversion feature.  During the first six months of 2001 we accrued dividends of $165,230 on our Series B Convertible Preferred Stock and recorded a non-cash deemed dividend of $92,024 due to the beneficial conversion feature of the Series B shares issued in satisfaction of the accrued dividend.  The Series B Convertible Preferred Stock was converted into shares of our common stock on June 15, 2001.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $2,885,896 compared to  $5,486,073 on December 31, 2001. Our debt obligations as of June 30, 2002 consisted of a mortgage of approximately $732,000 on our facility in Elk Grove Village Illinois, an equipment loan of $392,000, and vehicle loans of approximately $43,000.

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

Net cash decreased $2,600,177 during the first half of 2002 as compared to declining $360,462 during the same period in 2001.  Operating activities consumed $4,196,240 and $2,968,410 during the first six months of 2002 and 2001, respectively.  Cash used to fund the net loss before changes in working capital, declined $1,104,292 or 28.3%, to $2,795,773 during the first half of 2002 from $3,900,065 during the same period in 2001.

Increases in accounts receivable and inventory consumed $2,360,155 during the first six months of 2002 as compared to consuming $67,295 during the same period in 2001.  The increase in accounts receivable and inventory are primarily the result of increased sales activity in the EnergySavers business and the building automation and controls business.  These uses of cash were partially offset by cash generated from increases in accounts payable, accrued expenses and deferred revenue.  Accounts payable increased $291,472 during 2002 compared to an increase of $463,590 during 2001, accrued expenses increased $360,045 during the first six months of 2002 compared to an increase of $375,204 during the same period in 2001 and deferred revenue increase $374,150 during the first half of 2002 as compared to declining $25,234 during the same period in 2001.  The increase in accounts payable and accrued expenses during 2002 was again primarily the result of the increased business activity in the EnergySaver and building automation and controls businesses.  The increase in deferred revenue during 2002 was related primarily to a customer order that was shipped during the first quarter of 2002 but was recorded as deferred revenue pending satisfaction of final revenue recognition criteria.

Investing activities consumed $15,938 of cash during the six-month period ending June 30, 2002, as compared to consuming $37,431 during the six-month period ending June 30, 2001.  During the first half of 2002, we purchased new equipment for $15,938 as compared to $62,673 in equipment purchases during the first half of 2001.  During the first half of 2001, we sold certain assets that were no longer required, primarily as a result of the acquisition of Switchboard, generating proceeds of $25,242.

Financing activities generated $1,612,001 in cash during the six-month period ending June 30, 2002, compared to generating $2,645,379 during the same period in 2001.  During the first half of 2002, we issued a package of securities that included our Series C Convertible Preferred Stock, which raised $2,000,000, and we incurred $119,743 in expenses related to the issuance of this preferred stock.  We also made scheduled principal payments of $219,067 on the note to the sellers of Marino Electric, and $49,189 on our mortgage and equipment loans.  In May 2002 we closed on a new mortgage and equipment loan with American Chartered Bank and used the proceeds of $1,135,000 to repay our existing mortgage and equipment loan with American National Bank.  During the 2001 period, we borrowed $1,047,800 on our line of credit and paid $238,175 owed to the sellers of Marino Electric.  In March 2001, we refinanced and increased an equipment loan, which generated approximately $50,000.  During the period we also financed $9,000 of the cost of a new vehicle and issued two Senior Subordinated Convertible Promissory Notes raising $2,000,000.  These sources of cash were partially offset by scheduled principal reductions on various notes of approximately $36,400.

On May 29, 2002 we closed on a new credit facility with American Chartered Bank.  The new facility included a $400,000 equipment loan, a mortgage on our facility in Elk Grove Village Illinois in the amount of $735,000, and a $2,000,000 revolving line of credit. The revolving credit line replaced an expiring credit line we had with American National Bank.  The revolver has a term of one year, with an interest rate equal to the prime rate plus ¼%, and is secured by our accounts receivable. The $400,000 equipment loan has a term of two years, with an interest rate equal to the prime plus ½% and is secured by a blanket lien on all of our assets.  The proceeds from the equipment loan were used to repay an existing equipment loan we has with American National Bank.  The mortgage has an initial term of two years, with an interest rate equal to the prime plus ½%, is secured by a first mortgage lien on the building and requires monthly payments of $3,000 plus interest.  The proceeds from the mortgage were used to repay an existing mortgage we had with CIB Bank.  The new loan agreements contain covenants that require us to maintain a certain level of tangible net worth and working capital.

The aggregate amounts of long-term debt maturing by year in each of the next five years is as follows:

2002	$75,972
2003	148,531
2004	925,176
2005	9,392
2006	6,691
$1,165,762

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

We were successful in raising $21 million of gross proceeds from preferred stock issuances over the past 9 months, which along with recent cost cutting moves and increasing sales have significantly improved our liquidity position and allowed us to continue to execute our business plan without any interruptions.  Our current projections indicate that the combination of the cash raised in the recent sales of preferred stock and our working capital line should provide sufficient liquidity to allow us to operate until our operations turn cash flow positive, which we project to occur within the next six to nine months. These projections contain certain key assumptions, which may or may not occur.  If certain key assumptions contained in our projections are proven to be wrong, we may begin to experience a liquidity shortage later this year which could force us to scale back our growth plans, and/or force us to seek to raise additional capital.  In the event that we do raise additional capital, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

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

PART II.  OTHER INFORMATION

ITEM 2.                 Changes In Securities

1.               On May 7, 2002, we issued 52,454 shares of our common stock to Nikolas Konstant pursuant to his exercise of stock options with an exercise price of $1.10. We received consideration for this exercise in the form of consulting services provided by Mr. Konstant.

2.               On May 22, 2002, the Board of Directors declared dividends payable on our Series A Convertible Preferred Stock for the second calendar quarter ending June 30, 2002 to shareholders of record of our Series A Convertible Preferred Stock as of June 30, 2002. The dividends were paid on June 30, 2002 in additional shares of Series A Convertible Preferred Stock to the holders as follows: 10,684 shares to EP Power Finance, L.L.C., 10,596 shares to Newcourt Capital USA, Inc., 10,150 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 534 shares to Originators Investment Plan, L.P., 10,684 shares to Duke Capital Partners, LLC and 7,756 shares to Leaf Mountain Company, LLC. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock.

3.     On June 4, 2002, we issued the following securities to Richard Kiphart for an aggregate purchase price of $2,000,000:

•                  200,000 shares of our Series C Convertible Preferred Stock;

•                  Warrants to purchase 50,000 shares of our Series C Convertible Preferred Stock with an initial exercise price of $10.00 per share;

•                  30,082 shares of our common stock;

•                  Warrants to purchase 281,250 shares of our common stock with an initial exercise price of $1.00.

4.               On June 11, 2002, the Board of Directors, by unanimous consent, declared dividends payable on our Series C Convertible Preferred Stock for the second calendar quarter ending June 30, 2002 to shareholders of record of our Series C Convertible Preferred Stock as of June 30, 2002. The dividends were paid on June 30, 2002 in 1,444 additional shares of Series C Convertible Preferred Stock to the holder, Richard Kiphart.

5.               On June 18, 2002, we amended an existing warrant held by a consultant to extend its expiration date from June 30, 2002 to June 30, 2003 as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant is for 200,000 shares with an exercise price of $2.00 per share.  The extension of this warrant was valued at $80,000 using a modified Black-Sholes option pricing model.

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

ITEM 6.                  Exhibits And Reports On Form 8-K.

(a)                                  Exhibits

10.44

Loan agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, Electric City Corp., Switchboard Apparatus, Inc. and Great Lakes Controlled Energy Corporation.

10.45	Mortgage made as of the 29th day of May, 2002 by Electric City Corp. and American Chartered Bank.

10.46

Revolving Note made and entered into on the 29th day of May, 2002, by and among American Chartered Bank and Electric City Corp., Switchboard Apparatus Inc. and Great Lakes Controlled Energy Corporation.

10.47

Mortgage Note made and entered into on the 29th day of May, 2002, by and among American Chartered Bank and Electric City Corp., Switchboard Apparatus Inc. and Great Lakes Controlled Energy Corporation.

10.48	Term Note made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Electric City Corp.

10.49	Security Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Electric City Corp.

10.50	Security Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Switchboard Apparatus, Inc.

10.51	Security Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Great Lakes Controlled Energy Corporation.

10.52	Stock Pledge Agreement made and entered into on the 29th day of May, 2002, by and between Electric City Corp., a Delaware corporation, and American Chartered Bank, an Illinois banking association.

10.53	Amendment of contract between Electric City Corp. and the Stockpage, dated June 18, 2002.

10.54	Fourth Amendment To The Warrant To Purchase Common Stock Of Electric City Corp. dated June 18, 2002 by and between Electric City Corp. and The Stockpage.

99.01	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.02	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)           The Company did not file any reports on Form 8-K during the second quarter of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: August 14, 2002	By:	/s/ John Mitola
John Mitola

Chief Executive Officer (principal executive officer)

Dated: August 14, 2002	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz

Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63

OF TITLE 18 OF THE UNITED STATES CODE

Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly represents, in all material respects, the financial condition and results of operations of Electric City Corp. and its subsidiaries.

/s/ JOHN MITOLA
John P. Mitola
Chief Executive Officer

/s/ JEFFREY MISTARZ
Jeffrey R. Mistarz
Chief Financial Officer