Form 10QSB
period 2002-09-30
ELECTRIC CITY CORP
filed 2002-11-15
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended           September 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐

31,196,378 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ELECTRIC CITY CORP.

FORM 10-QSB

For The Quarter Ended September 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2002 (Unaudited)	December 31, 2001(1)

Assets

Current Assets
Cash and cash equivalents	$1,608,128	$5,486,073
Accounts receivable, net	4,631,628	2,772,773
Inventories	2,453,366	1,654,634
Prepaid expenses and other	102,151	128,849

Total Current Assets	8,795,273	10,042,329

Net Property and Equipment	1,596,426	1,767,576

Cost in Excess of Assets Acquired	524,573	4,623,445

Other Assets	2,094	2,513

	$10,918,366	$16,435,863

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2002 (Unaudited)	December 31, 2001 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$149,554	$356,438
Accounts payable	2,256,325	1,310,852
Accrued expenses	591,884	417,397
Deferred revenue	675,938	487,596

Total Current Liabilities	3,673,701	2,572,283

Deferred Revenue	291,667	329,167

Long-Term Debt, less current maturities	977,826	1,077,580

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A — 2,118,236 and 1,966,993 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively (liquidation value of $42,365,000 and $39,340,000 at September 30, 2002 and December 31, 2001, respectively)	21,182	19,670

Series C — 206,481 and 0 issued and outstanding as of September 30, 2002 and December 31, 2001, respectively (liquidation value of $4,130,000 and $0 at September 30, 2002 and December 31, 2001, respectively)	2,065	—
Common stock, $.0001 par value; 120,000,000 shares authorized,31,196,378 and 31,113,842 issued as of September 30, 2002 and December 31, 2001, Respectively	3,120	3,112
Additional paid-in capital	46,229,703	44,215,331
Accumulated deficit	(40,272,398)	(31,772,780)

	5,983,672	12,465,333
Less treasury stock, at cost, 1,000 shares as of September 30, 2002 and December 31, 2001	(8,500)	(8,500)

Total Stockholders’ Equity	5,975,172	12,456,833

	$10,918,366	$16,435,863

See accompanying notes to condensed consolidated financial statements

(1)                   Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the twelve month period ended December 31, 2001

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended, September 30	2002	2001

Revenue	$3,374,654	$1,548,483

Expenses
Cost of sales	3,159,655	1,821,533
Selling, general and administrative	1,529,394	2,697,494
	4,689,049	4,519,027
Operating loss	(1,314,395)	(2,970,544)

Other Income (Expense)
Interest income	4,782	53,860
Interest expense	(15,643)	(1,683,343)

Total other income (expense)	(10,861)	(1,629,483)

Net Loss	(1,325,256)	(4,600,027)

Plus Preferred Stock Dividends	(623,704)	(16,412,959)

Net Loss Available to Common Shareholder	$(1,948,960)	$(21,012,986)

Basic and Diluted Loss Per Common Share	$(0.06)	$(0.68)

Weighted Average Common Shares Outstanding	31,196,378	30,820,389

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Nine Months ended, September 30	2002	2001

Revenue	$9,948,457	$7,488,807

Expenses
Cost of sales	8,788,700	7,227,026
Selling, general and administrative	5,514,823	7,717,178
	14,303,523	14,944,204
Operating loss	(4,355,066)	(7,455,397)

Other Income (Expense)
Interest income	21,361	54,618
Interest expense	(62,041)	(3,505,558)

Total other income (expense)	(40,680)	(3,450,940)

Loss before cumulative effect of accounting change	(4,395,746)	(10,906,337)

Cumulative effect of accounting change	(4,103,872)	—

Net Loss	(8,499,618)	(10,906,337)

Plus Preferred Stock Dividends	(3,529,928)	(16,670,213)

Net Loss Available to Common Shareholder	$(12,029,546)	$(27,576,550)

Basic and diluted loss per common share before cumulative accounting change	$(0.26)	$(0.93)

Cumulative effect of accounting change	(0.13)	—

Basic and Diluted Loss Per Common Share	$(0.39)	$(0.93)

Weighted Average Common Shares Outstanding	31,155,117	29,698,294

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series C Preferred Shares	Series C Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670	—	$—	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833

Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	—	—	—	—	200,000	2,000	1,878,257	—	—	1,880,257
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	30,082	3	—	—	—	—	(3)	—	—	—
Cumulative dividends on Preferred Stock	—	—	—	—			(1,577,239)	—	—	(1,577,239)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	151,243	1,512	6,481	65	1,575,662	—	—	1,577,239
Warrants issued in exchange for services received	—	—	—	—	—	—	80,000	—	—	80,000
Exercise of warrant in exchange for services received	52,454	5	—	—	—	—	57,695	—	—	57,700
Net loss for the nine months ended September 30, 2002	—	—	—	—			—	(8,499,618)	—	(8,499,618)

Balance, September 30, 2002	31,196,378	$3,120	2,118,236	$21,182	206,481	$2,065	$46,229,703	$(40,272,398)	$(8,500)	$5,975,172

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months ended September 30	2002	2001

Cash Flow from Operating Activities

Net loss	$(8,499,618)	$(10,906,337)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Cumulative effect of accounting change	4,103,872	—
Depreciation and amortization	175,404	603,713
Amortization of capitalized cost of financing	—	186,653
Amortization of original issue discount	—	2,917,000
Provision for bad debt	20,330	—
Issuance of shares and warrants in exchange for services received	137,700	456,714
Accrued interest on notes payable	—	174,027
Loss on disposal of fixed assets	3,151	8,365
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,879,185)	818,290
Inventories	(798,732)	265,508
Other current assets	26,698	191,635
Accounts payable	940,473	(1,414,656)
Accrued expenses	174,488	(231,208)
Deferred revenue	150,842	(17,089)

Net cash used in operating activities	(5,444,577)	(6,947,385)

Cash Flows (Used In) Provided by Investing Activities
Proceeds from the disposal of fixed assets	10,500	47,599
Purchase of property and equipment	(17,487)	(114,991)

Net cash used in investing activities	(6,987)	(67,392)

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	(219,067)	(362,548)
Net borrowings (payment) on line of credit	—	(852,200)
Payment on long-term debt	(1,222,571)	(517,203)
Proceeds from issuance of senior subordinated Convertible promissory note	—	3,200,000
Proceeds from long-term debt	1,135,000	551,414
Payment of note payable to distributors	—	(1,356,660)
Proceeds from issuance of convertible preferred stock	2,000,000	12,000,000
Issuance costs related to preferred stock issuance	(119,743)	(521,511)
Cash paid for deferred financing costs	—	(186,653)

Net cash provided by financing activities	1,573,619	11,954,639

Net (Decrease) Increase in Cash and Cash Equivalents	(3,877,945)	4,939,862

Cash and Cash Equivalents, at beginning of period	5,486,073	629,436

Cash and Cash Equivalents, at end of period	$1,608,128	$5,569,298

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$59,044	$279,109
Accrual satisfied through issuance of stock	—	198,100

See accompanying notes to condensed consolidated financial statements

Electric City Corp.

Notes to Financial Statements

Note 1 - Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2001.

Note 2 - Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards  (SFAS) No. 142,  “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic assumptions to model our power management business and building control and automation business, we determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.  The allocation resulted in a write-down of recorded goodwill in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle during the quarters ended March 31, 2002 and June 30, 2002.

In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result, the Company recorded no goodwill amortization in the first nine months of 2002, whereas the Company had recorded approximately $144,000 and $411,000 of goodwill amortization during the three month and nine month periods ended September 30, 2001, respectively. For comparative purposes, the following schedule provide a reconciliation of reported net income to adjusted net income for the three month and nine month periods ended September 30, 2001, along with comparative information for the comparable periods in 2002, as well as the 12 month periods ended December 31, 2001 and December 31, 2000, adjusted to exclude goodwill amortization.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Reported net loss before cumulative effect of accounting change	$(1,325,000)	$(4,600,000)	$(4,396,000)	$(10,906,000)

Amortization of goodwill	—	144,000	—	411,000

Adjusted net loss	$(1,325,000)	$(4,456,000)	$(4,396,000)	$(10,495,000)

Basic and diluted loss per common share before cumulative effect of accounting change	$(0.06)	$(0.68)	$(0.26)	$(0.93)

Amortization of goodwill	—	0.00	—	0.01

Adjusted	$(0.06)	$(0.68)	$(0.26)	$(0.92)

	Twelve Months Ended December 31
	2001	2000

Reported net loss	$(12,971,000)	$(10,247,000)

Amortization of goodwill	555,000	397,000

Adjusted net loss	$(12,416,000)	$(9,850,000)

Basic and diluted loss per common share	$(1.10)	$(0.43)

Amortization of goodwill	0.02	0.01

Adjusted	$(1.08)	$(0.42)

The changes in the carrying amount of goodwill during 2002 by reportable segment are summarized as follows:

Goodwill Net of Accumulated Amortization	Energy Technology	Power Management(1)	Building Automation Controls(2)	Total

Balance as of December 31, 2001	$—	$4,103,872	$519,573	$4,623,445

Adjustment to initial purchase accounting	—	—	5,000	5,000

Transitional impairment losses	—	(4,103,872)	—	(4,103,872)

Balance as of September 30, 2002	$—	$—	$524,573	$524,573

(1) Includes goodwill resulting from the acquisitions of Marino Electric and Switchboard Apparatus.

(2) Includes goodwill resulting from the acquisition of Great Lakes Controlled Energy.

In August 2001, the FASB issued SFAS No. 143,  “Accounting For Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, is not expected to have a material impact on the Company.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 covers, among other things, the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations.  By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items.  Most of the transition provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and certain provisions are effective for transactions entered into after May 15, 2002.  At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF Issue No. 94-3), by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken after December 31, 2002.

Note 3 — Net Loss Per Share

The Company computes net loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted net loss per share for the three months and nine months ended September 30, 2002 and 2001 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Weighted average shares issuable upon exercise of outstanding options	9,003,000	9,654,000	9,264,000	9,320,000

Weighted average shares issuable upon exercise of outstanding warrants	11,428,000	5,631,000	11,995,000	2,816,000

Weighted average shares issuable upon conversion of preferred stock	22,686,000	4,174,000	20,861,000	1,419,000

Total	43,117,000	19,459,000	42,120,000	13,555,000

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2002	December 31, 2001

Raw materials	$1,872,316	$1,425,568
Work in process	43,918	28,592
Finished goods	537,132	200,474

	$2,453,366	$1,654,634

Note 5 - Dividends

Dividends are comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Accrual of Dividend on Series A Convertible Preferred	$516,643	$237,333	$1,512,434	$237,333

Accrual of Dividend on Series B Convertible Preferred	—	—	—	165,230

Accrual of Dividend on Series C Convertible Preferred	50,361	—	64,805	—

Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock	—	16,000,000	—	16,000,000

Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock	—	—	1,444,697	—

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series A Convertible Preferred dividend	51,664	175,626	495,589	175,626

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series B Convertible Preferred dividend	—	—	—	92,024

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Convertible Preferred dividend	5,036	—	12,403	—

Total	$623,704	$16,412,959	$3,529,928	$16,670,213

Note 6 — Issuance of Series C Convertible Preferred Stock

On June 4, 2002, the Company entered into a securities purchase agreement with Richard Kiphart under which the Company received $2,000,000 in gross proceeds for the issuance of a package of securities that included 200,000 shares of Series C Convertible Preferred Stock, 30,082 shares of common stock, warrants to purchase 50,000 shares of the Series C Convertible Preferred Stock initially exercisable during their one year term at a price of $10.00 per share and warrants to purchase 281,250 shares of the Company’s common stock initially exercisable during their 4-1/2 year term at a price of $1.00 per share  (the “Transaction”).

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

For accounting purposes, proceeds from the Transaction were allocated to the Series C Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values.  The Series C Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue.  The value of this beneficial conversion feature was determined based on the value allocated to the Series C Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature, in addition to the value of the stock and warrants issued as part of the Transaction were deemed to be equivalent to a non-cash preferred stock dividend.  The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $1,445,000 without any effect on total stockholders equity. The deemed dividend increased the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the nine month period ended September 30, 2002.

Note 8 — Business Segment Information

Since January 1, 2001, the Company has organized and managed its business in three distinct segments: the Energy Technology segment, the Power Management segment and the Building Control and Automation segment.  In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups

The Energy Technology segment designs, manufacturers and markets energy saving technologies, primarily to commercial and industrial customers.  The principal products produced by this segment are the EnergySaver and the Global Commander.  This segment is headquartered, and most of its operations are located, in Elk Grove Village, Illinois.

The Power Management segment designs, manufactures and markets a wide range of commercial and industrial switching gear and distribution panels.  This segment is comprised of the business acquired from Marino Electric in May 1999 and Switchboard Apparatus, which was acquired in August 2000.  The segment operates as Switchboard Apparatus out of facilities located in Broadview, Illinois.

The Building Control and Automation segment provides integration of building and environmental control systems for commercial and industrial customers.  This segment is comprised of Great Lakes Controlled Energy Corp., a company that was acquired in June 2001.  Accordingly, the 2001 financial information presented below for the nine-month period ended September 30, 2001 only includes four months of results for this segment.  Great Lakes Controlled Energy is headquartered in, and operates out of its own facility, located in Elk Grove Village, Illinois.

The following is the Company’s business segment information:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Revenues:
Energy Technology	$938,000	$418,000	$3,471,000	$1,280,000
Power Management	1,671,000	1,025,000	4,923,000	6,072,000
Building Automation Controls(1)	766,000	105,000	1,554,000	137,000

Total	3,375,000	1,548,000	9,948,000	7,489,000

Operating Loss:
Energy Technology	(583,000)	(1,285,000)	(1,865,000)	(3,640,000)
Power Management	(284,000)	(850,000)	(754,000)	(1,517,000)
Building Automation Controls(1)	(28,000)	(197,000)	(279,000)	(256,000)
Corporate Overhead	(419,000)	(639,000)	(1,457,000)	(2,042,000)

Total	(1,314,000)	(2,971,000)	(4,355,000)	(7,455,000)

Other Expense(2)	(11,000)	(1,629,000)	(41,000)	(3,451,000)

Income before cumulative effect of accounting change	(1,325,000)	(4,600,000)	(4,396,000)	(10,906,000)

Cumulative effect of accounting change	—	—	(4,104,000)	—

Net Loss after cumulative effect of account change	$(1,325,000)	$(4,600,000)	$(8,500,000)	$(10,906,000)

Total Assets:
Energy Technology	6,345,000
Power Management	3,330,000
Building Automation Controls(1)	1,243,000

Total	$10,918,000

(1)          2001 results for building controls and automation only includes four month’s results of Great Lakes Controlled Energy, which was purchased in June 2001.

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

On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”), an integrator of building and environmental control systems located in Elk Grove Village, Illinois. As a result of this acquisition, Great Lakes became, and is currently operated as, a wholly owned subsidiary of the Company. The acquisition was recorded using the purchase method of accounting. Accordingly, only four months of Great Lakes’ results are included in the consolidated Electric City results for the periods ended September 30, 2001.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City and its subsidiaries are generated from the sale of products and services, the vast majority of which is sold in the U.S.

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

A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase.  In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySaver products of approximately $15 million to $20 million without a significant investment in fixed assets.

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

•                    costs of outside professionals such as lawyers, accountants, and investor relations professionals;

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Our total revenue for the three-month period ended September 30, 2002 increased $1,826,171 or 117.9% to $3,374,654 as compared to $1,548,483 for the quarter ended September 30, 2001.  Revenue related to EnergySaver sales increased approximately $520,000, or 124%, to approximately $938,000 as compared to approximately $418,000 for the same period in 2001.  EnergySavers unit sales increased 89% to 66 units during the third quarter of 2002 from 35 units sold during the third quarter of 2001.  The increase in EnergySaver related revenue is primarily due to an increase in shipments of EnergySaver units as a result of increased customer acceptance of the EnergySaver technology.  Revenue from the sale of building automation products and services increased approximately $661,000 to $766,000 during the three month period ended September 30, 2002, from approximately $105,000 recorded in the same period of 2001.  The increase in revenue for the building automation controls segment is due to the business’s success in securing new and larger contracts for its services.   Revenues derived from the sale of switchgear and distribution panels increased approximately $646,000 or 63% to approximately $1,671,000 during the third quarter as compared to approximately $1,025,000 for the same period in 2001.  Revenue in this segment was particularly hard hit during the third quarter of 2001 by the sudden slowdown in construction activity in the telecom and Internet industries.  We have been able to replace some of the lost sales by refocusing the business to supplying switchgear and distribution panels to the general construction markets.  We expect sales in this segment to remain flat or show slight growth for the foreseeable future. Revenue derived from the sale of building automation systems is expected to show modest growth through 2003, while EnergySaver revenues are expected to reflect continued growth through 2003 with some softness around the holiday seasons.

Cost of sales for the three-month period ended September 30, 2002 totaled $3,159,655 as compared to $1,821,533 for the three-month period ended September 30, 2001.  Gross profit for the third quarter of 2002 increased $488,049 to $214,999 from a loss of $273,050 in the third quarter of 2001, while our gross profit margin increased to 6.4% from a negative 17.6% for the same periods.  Increases in sales in all three business segments contributed to the improvement in the consolidated gross profit.

SG&A for the three-month period ended September 30, 2002 decreased $1,168,100, or 43.3% to $1,529,394, as compared to $2,697,494 for the three-month period ended September 30, 2001.  Contributing to the decline in SG&A was a $509,000 reduction in labor expense, a $200,000 reduction in charges related to investor relations activities, $107,000 reduction in travel and entertainment expense, a $144,000 reduction in amortization expense resulting from the adoption of SFAS 142, and a $200,000 reduction in other miscellaneous expenses, of which $127,000 was related to the repurchase of certain distributor territories during 2001.  Most of these expense reductions are the result of a restructuring implemented by management during the second half of 2001 that has resulted in a 44% reduction in total headcount and a 53% reduction in SG&A headcount from their peaks in June of 2001.

Other expense for the three-month period ending September 30, 2002 decreased $1,618,622, or 99% to $10,861 from $1,629,483 for the three-month period ended September 30, 2001.  During 2001 we issued three Senior Subordinated Convertible Promissory Notes that included detachable warrants to purchase 3,314,830 shares of our common stock.  These warrants were value at $2,917,000 using a modified Black-Sholes option pricing model. We were required to recognize the value of these warrants as a discount on the related debt and to amortize the discount as interest expense over the life of the debt.  We also incurred $186,653 in professional fees related to the issuance of the notes which we deferred and amortized over the term of the note.  As a result, interest expense for the third quarter of 2001 included $1,492,671 related to the amortization of the value of the warrants and $45,832 of expense related the amortization of deferred issuance costs.  In September 2001, we raised $16,000,000 through the issuance of our Series A Convertible Preferred Stock.  We used the proceeds from the issuance to repay debt and pay off our revolving line of credit, which contributed to a $129,197 reduction in our interest expense when compared to the same period in 2001.  The issuance of the Series A Convertible Preferred Stock also contributed to an increase in our average cash balances during the third quarter of 2001, generating $53,860 in interest income.  The interest income of $4,782 for the third quarter of 2002 was $49,078 lower than that recorded in the third quarter of 2001 due to lower average cash balances.

Our dividend expense for the third quarter of 2002 decreased $15,789,255 to $623,704 from $16,412,959 for the third quarter of 2001.  During the three-month period ended September 30, 2002 we accrued dividends of $567,004 on our Convertible Preferred Stock.  These accrued dividends were satisfied through the issuance of 51,664 shares of our Series A Convertible Preferred Stock and 5,036 shares of our Series C Convertible Preferred Stock on September 30, 2002.  On September 30, 2002 we also recorded a non-cash deemed dividend of $56,700 due to the beneficial conversion feature of these shares.  During the quarter ended September 30, 2001 we recorded a non-cash deemed dividend of $16,000,000 related to the beneficial conversion feature of the Series A Convertible Preferred Stock which issued during the period.  We also accrued dividends of $237,333 on the Series A Convertible Preferred Stock and incurred a non-cash deemed dividend of $175,626 as a result of our decision to satisfy the dividend through the issuance of additional shares of Series A Convertible Preferred Stock.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

Our total revenue for the nine-month period ended September 30, 2002 increased $2,459,650 or 32.8% to $9,948,457 as compared to $7,488,807 for the nine-month period ended September 30, 2001.  Revenue related to EnergySaver sales increased approximately $2,190,000, or 171%, to approximately $3,471,000 as compared to approximately $1,280,000 for the same period in 2001.  This increase in EnergySaver revenue was primarily the result of increased shipments of EnergySaver units.  The inclusion of nine months of results from Great Lakes in 2002 versus four months of results included in the 2001 period, plus an increase in the number and size of sales contracts led to a $1,417,000 increase in revenue from the sale of building automation products and services.  Switchgear and distribution panel revenue declined approximately $1,149,000 or 19% to approximately $4,923,000 during the nine months ended September 30, 2002 as compared to approximately $6,072,000 for the same period in 2001.  A significant portion of the switchgear and distribution panel revenue earned during the first nine months of 2001 was tied directly or indirectly to the telecom and Internet industries.  Both of these segments experienced significant reductions in construction spending beginning in mid 2001, and we project these segments to remain soft through at least the balance of 2003.  We have since redirected this business segment to focus more on local construction markets in order to stabilize revenue and earnings.

Cost of sales for the nine-month period ended September 30, 2002 totaled $8,788,700 as compared to $7,227,026 for the nine-month period ended September 30, 2001.  Gross profit for the first nine months of 2002 increased $897,976 or 343% to $1,159,757 from $261,781 earned during the same period of 2001. Our gross profit margin increased to 11.7% from 3.5% for the same periods.  While gross profit increased in all segments of our business, 65% of the total improvement in gross profit came from the Energy Technology segment due to the increased sales of the EnergySaver.

SG&A for the nine-month period ended September 30, 2002 decreased $2,202,355, or 28.5% to $5,514,823, as compared to $7,717,178 for the nine-month period ended September 30, 2001.  The reduction in SG&A was primarily the result of a $799,000 reduction in labor expense, a $691,000 reduction in professional fees which included charges for investor relation services, attorneys, accountants and services we purchased from Great Lakes prior to acquiring the company in June 2001.  Also contributing to the reduction in SG&A was a $451,000 reduction in travel and entertainment expense, a $411,000 reduction in amortization expense resulting from the adoption of SFAS 142, a $112,000 reduction in expenses for various utilities and a $200,000 reduction in other miscellaneous expenses, of which $127,000 was related to the repurchase of certain distributor territories during 2001.  Most of these expense reductions are the result of a restructuring implemented by management during the second half of 2001 that has resulted in a 44% reduction in total headcount and a 53% reduction in SG&A headcount from their peaks in June of 2001.  These reductions in SG&A expense were partially offset by an $175,000 increase in SG&A resulting from the inclusion of a Great Lakes for the entire nine months of 2002 and a $348,000 increase in sales commissions primarily related to increased sales of EnergySaver units.

Other expense for the nine-month period ending September 30, 2002 decreased $3,410,260, or 99% to $40,680 from $3,450,940 for the nine-month period ended September 30, 2001.  During 2001 we issued three Senior Subordinated Convertible Promissory Notes that included detachable warrants to purchase 3,314,830 shares of our common stock.  These warrants were value at $2,917,000 using a modified Black-Sholes option pricing model. We were required to recognize the value of these warrants as a discount on the related debt and to amortize the discount as interest expense over the life of the debt.  We also incurred $186,653 in professional fees related to the issuance of the notes which we deferred and amortized over the term of the note.  The discount and deferred expenses were completely amortized and reported as interest expense during the period from April 18, 2001 to September 7, 2001.  In September 2001 we raised $16,000,000 through the issuance of our Series A Convertible Preferred Stock.  We used the proceeds from the issuance to repay debt and payoff our revolving line of credit, which contributed to a $401,905 reduction in our interest expense when compared to the same period in 2001.    The issuance of the Series A Convertible Preferred Stock also contributed to an increase in our average cash balances during the first three quarters of 2001, generating $54,618 in interest income.  Interest income of $21,361 for the nine-month period ended September 30, 2002 was $33,257 lower than that recorded in the same period in 2001 due to lower average cash balances.

Our dividend expense for the first nine months of 2002 decreased $13,140,285 to $3,529,928 from $16,670,213 for the first nine months of 2001.  During the nine-month period ended September 30, 2002 we accrued dividends of $1,577,239 on our Convertible Preferred Stock.  These accrued dividends were satisfied through the issuance of 151,243 shares of our Series A Convertible Preferred Stock and 6,481 shares of our Series C Convertible Preferred Stock.  We recorded non-cash deemed dividends of $507,992 due to the beneficial conversion feature of these shares.  On June 4, 2002 we issued a package of securities that included 200,000 shares of our Series C Convertible Preferred Stock, shares of our common stock, and warrants to purchase additional shares our common stock and Series C Convertible

Preferred Stock.  We recorded a non-cash deemed dividend of $1,444,697 on the date of issuance of the Series C Convertible Preferred Stock due to its beneficial conversion feature.  During the nine month period ended September 30, 2001 we recorded a non-cash deemed dividend of $16,000,000 related to the beneficial conversion feature of the Series A Convertible Preferred Stock which was issued during the period.  We also accrued dividends of $237,333 on the Series A Convertible Preferred Stock and $165,230 on our Series B Convertible Preferred Stock, and incurred non-cash deemed dividends totaling $267,650 as a result of our decision to satisfy the dividends on these securities through the issuance of additional shares of Preferred Stock.  The Series B Convertible Preferred Stock was converted into shares of our common stock on June 15, 2001.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents of $1,608,128 compared to  $5,486,073 on December 31, 2001. Our debt obligations as of September 30, 2002 consisted of a mortgage of approximately $723,000 on our facility in Elk Grove Village Illinois, an equipment loan of $366,000, and vehicle loans of approximately $38,000.

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

Net cash decreased $3,877,945 during the first nine months of 2002 as compared to increasing $4,939,862 during the same period in 2001.  Operating activities consumed $5,444,577 and $6,947,385 during the first nine months of 2002 and 2001, respectively.  Cash used to fund the net loss before changes in working capital, declined $2,783,639 or 42.4%, to $3,776,226 during the first nine months of 2002 from $6,559,865 during the same period in 2001.

Increases in accounts receivable and inventory consumed $2,677,917 during the first nine months of 2002 as compared to generating $1,083,798 during the same period in 2001.  The increase in accounts receivable and inventory are the primarily the result of increased sales in the Energy Technology and Building Automation and Controls segments, with the Energy Technology segment responsible for most of the increase.  The Energy Technology segment generally experiences a slower turn on its receivables than our other businesses, thus receivables are expected to grow faster than consolidated revenue as the Energy Technology segment becomes a larger portion of the total revenue.  Accounts payable increased $940,473 during 2002 compared to a decrease of $1,414,656 during 2001, accrued expenses increased $174,488 during the first nine months of 2002 compared to a decrease of $231,208 during the same period in 2001 and deferred revenue increased $150,842 during the first nine months of 2002 as compared to declining $17,089 during the same period in 2001.  The increase in accounts payable and accrued expenses during 2002 was again primarily the result of the increased business activity in the EnergySaver and building automation and controls businesses.  The increase in deferred revenue during 2002 resulted from product shipped during the period for which we could not recognize revenue pending satisfaction of certain revenue recognition requirements.  As of September 30, 2002 deferred revenue totaled $675,938.

Investing activities consumed $6,987 of cash during the nine-month period ending September 30, 2002, as compared to consuming $67,392 during the nine-month period ending September 30, 2001.  During the first nine months of 2002, we purchased new equipment for $17,487 as compared to $114,991 in equipment purchases during the same period in 2001.  During the first nine months of 2002 and 2001, we sold certain assets that were no longer required generating proceeds of 10,500 and $47,599, respectively.

Financing activities generated $1,573,619 in cash during the nine-month period ending September 30, 2002, compared to generating $11,954,639 during the same period in 2001.  During the first nine months of 2002, we issued a package of securities that included our Series C Convertible Preferred Stock, which raised $2,000,000, and we incurred $119,743 in expenses related to the issuance of this preferred stock.  We also made scheduled principal payments of $219,067 on the note to the sellers of Marino Electric, and $87,571 on our mortgage and equipment loans.  In May 2002 we closed on a new mortgage and equipment loan with American Chartered Bank and used the proceeds of $1,135,000 to repay our existing mortgage and equipment loan with American National Bank.    During the 2001 period we completed an issuance of our Series A Convertible Preferred Stock, which generated net proceeds of $11,478,489, and issued three Senior Subordinated Convertible Promissory Notes which generated net proceeds of $3,013,347. The three Senior Subordinated Convertible Promissory Notes were converted into 320,000 shares of our Series A Convertible Preferred Stock on September 7, 2001.  From the proceeds of these two issuances we used $852,200 to pay down our line of credit with American National Bank, and $1,356,660 to retire the notes payable to former distributors for the repurchase of their distribution territories. During the period we also made scheduled payments of $430,123 on various notes payable, including $362,548 payable to the sellers of Marino Electric.  In March 2001 we refinanced a $450,000 equipment loan with a new loan in the amount of $500,000 generating $50,000.  During the period we also borrowed $51,414 to finance the cost of three new vehicles.

On May 29, 2002 we closed on a new credit facility with American Chartered Bank.  The new facility included a $400,000 equipment loan, a mortgage on our facility in Elk Grove Village Illinois in the amount of $735,000, and a $2,000,000 revolving line of credit. The revolving credit line replaced an expiring credit line we had with American National Bank.  The revolver has a term of one year, with an interest rate equal to the prime rate plus ¼%, and is secured by our accounts receivable. The $400,000 equipment loan has a term of two years, with an interest rate equal to the prime plus ½% and is secured by a blanket lien on all of our assets.  The proceeds from the equipment loan were used to repay an existing equipment loan we had with American National Bank.  The mortgage has an initial term of two years, with an interest rate equal to the prime plus ½%, is secured by a first mortgage lien on the building and requires monthly payments of $3,000 plus interest.  The proceeds from the mortgage were used to repay an existing mortgage we had with CIB Bank.  The new loan agreements contain covenants that require us to maintain a certain level of tangible net worth and working capital.

The aggregate amounts of long-term debt maturing by year in each of the next five years is as follows:

2002	$37,590
2003	148,531
2004	925,176
2005	9,392
2006	6,691
$1,127,380

Our ability to continue the development, manufacturing and the expansion of sales of our products, including the EnergySaver, the GlobalCommander and switchgear, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, our ability to collect our receivables in a timely manner, the level and amount of product marketing and sales efforts, the magnitude of research and development, our ability to improve margins and the cost of additional manufacturing equipment.

We were successful in raising $21 million of gross proceeds from preferred stock issuances over the past year, which along with recent cost cutting moves and increasing sales have significantly improved our liquidity position and allowed us to continue to execute our business plan without any interruptions.  Our current projections indicate that the combination of the cash raised in the recent sales of preferred stock and our working capital line should provide sufficient liquidity to allow us to operate until our operations turn cash flow positive, which we project to occur sometime next year. These projections contain certain key assumptions, which may or may not occur.  If certain key assumptions contained in our projections are proven to be wrong, we may begin to experience a liquidity shortage before we turn cash flow positive which could force us to scale back our growth plans, and/or force us to seek to raise additional capital.  Our Board of Directors has requested that our management attempt to raise additional capital, preferably in the form of equity, to ensure the continued uninterrupted execution of our business plan.   In the event that we do raise additional capital, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City’s current expectations about its future results, performance, prospects and opportunities.  Electric City has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions.  These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City’s actual results, performance, prospects or opportunities in the remainder of 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, the Company’s ability to successfully integrate acquired businesses, products and technologies, the Company’s ability to manage its growth, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results.  For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by ederal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3. Controls and Procedures

a.                                       Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15-d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b.                                      Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

c.                                       Disclosure controls and procedures.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

On July 31, 2002, we held our annual meeting of stockholders for the fiscal year ended December 31, 2001. At the annual meeting, six nominees to our Board of Directors were elected to hold office for a one year term ending at our 2002 annual meeting of stockholders or until their respective successors were duly elected and qualified. In addition, our stockholders were asked to ratify or approve two additional proposals. The number of directors has been set at 12 by resolution of the Board. As of the record date of June 14, 2002, there were 31,196,378 shares of our common stock outstanding.

Pursuant to a Stockholders Agreement between the Company and the holders of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), the holders have the right to elect (out of twelve directors) up to (i) four directors for so long as at least 800,000 shares of Series A Preferred Stock remained issued and outstanding, (ii) three directors for so long as at least 600,000 but less than 800,000 shares of Series A Preferred Stock remained issued and outstanding, (iii) two directors for so long as at least 400,000 but less than 600,000 shares of Series A Preferred Stock remained issued and outstanding and (iv) one director for so long as at least 200,000 but less than 400,000 shares of Series A Preferred Stock remained issued and outstanding. In addition, pursuant to the Stockholders Agreement, the holders of our Series A Preferred Stock and Series C Convertible Preferred Stock (the “Series C Preferred Stock”) are entitled to vote with the holders of our common stock on an as-converted basis on all matters that our holders of common stock are entitled to vote, except for the election of directors.

As of the record date, 365,990 shares of our common stock were held by the holders of our Series A Preferred Stock and 30,082 shares were held by the holder of our Series C Preferred Stock. In addition, as of the record date, there were 2,016,168 shares of Series A Preferred Stock and 200,000 shares of Series C Preferred Stock outstanding, of which each share of preferred stock is convertible into ten shares of our common stock. As of the record date, the number of shares of our common stock eligible to be voted for the election of directors was as follows:

Outstanding Common Stock	31,196,378
Common Stock held by the holders of our Series A Preferred Stock and Series C Preferred Stock	(396,072)
Shares eligible to be cast for election of directors	30,800,378

Of our common stock eligible to be cast for the election of directors, 25,006,009 shares were represented in person or by proxy at our annual meeting. Those elected included Messrs. John P. Mitola, Michael S. Stelter, David R. Asplund, Robert J. Manning, Kevin P. McEneely and Gerald A. Pientka, with results for each director as follows:

Director	For	Withheld
John P. Mitola	24,674,092	331,917
Michael S. Stelter	24,680,722	325,287
David R. Asplund	24,916,442	89,567
Robert J. Manning	24,915,042	90,967
Kevin P. McEneely	24,890,122	115,887
Gerald A. Pientka	24,915,942	90,067

As of the record date, the number of shares of our common stock and as-converted preferred stock eligible to be cast on all other matters was as follows:

Outstanding Common Stock	31,196,378
Series A Preferred Stock on an as-converted basis	20,161,680
Series C Preferred Stock on an as-converted basis	2,000,000
Shares eligible to be cast for all other matters	53,358,058

Other matters that were submitted to our stockholders for ratification or approval included the following:

Our Board of Directors appointed BDO Seidman, LLP, independent public accountants, as auditors of our financial statements for the year ending December 31, 2002, and to perform other audit and accounting activities as we or our Board of Directors may request from time to time. At the annual meeting, we asked our stockholders to ratify the appointment of BDO Seidman, LLP as our auditors. Of 47,563,761 shares represented in person or by proxy at our annual meeting, 47,416,285 shares were voted in favor of ratification, 142,222 shares were voted against ratification and 5,254 shares abstained from voting.

Our Board of Directors approved an amendment to our Certificate of Incorporation to increase our authorized shares of capital stock from 90,000,000 to 125,000,000 and our authorized shares of common stock from 85,000,000 to 120,000,000. The purpose of the amendment was to increase the number of authorized shares of our common stock to 120,000,000, and thus increase our authorized capital stock to 125,000,000, principally to provide sufficient authorized common stock for general corporate purposes, including issuances pursuant to stock incentive plans for employees, officers and directors, possible future acquisitions and possible future equity financings. Of 47,563,761 shares represented in person or by proxy at our annual meeting, 47,234,075 shares were voted in favor of approval, 320,496 shares were voted against approval and 9,190 shares abstained from voting.

ITEM 6.                  Exhibits And Reports On Form 8-K.

(a)                                  Exhibits

99.1                           Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2                           Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)                                 The Company did not file any reports on Form 8-K during the third quarter of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: November 14 2002	By:	/s/ John Mitola
John Mitola

Chief Executive Officer (principal executive officer)

Dated: November 14, 2002	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz

Chief Financial Officer (principal financial and accounting officer)

Certification Pursuant to Rules 13a-14 and 15d-14 of

the Securities Exchange Act of 1934

I, John P. Mitola, the Chief Executive Officer of Electric City Corp. (the “Registrant”), hereby certify that I have reviewed the Quarterly Report for the Registrant on Form 10-QSB for the quarterly period ending September 30, 2002 (the “Report”), and:

1.             Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

2.             Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

3.             The Registrant’s Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Registrant and we have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to each of us by others within those entities, particularly during the period in which this Report is being prepared;

b.             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c.             presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.             The Registrant’s Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Registrant’s independent auditors and the audit committee of the registrant’s board of directors:

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

5.             The Registrant’s Chief Financial Officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materials weaknesses.

/s/ John P. Mitola
John P. Mitola
Chief Executive Officer
November 14, 2002

Certification Pursuant to Rules 13a-14 and 15d-14 of

the Securities Exchange Act of 1934

I, Jeffrey R. Mitarz, the Chief Financial Officer of Electric City Corp. (the “Registrant”), hereby certify that I have reviewed the Quarterly Report for the Registrant on Form 10-QSB for the quarterly period ending September 30, 2002 (the “Report”), and:

1.             Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

2.             Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

3.             The Registrant’s Chief Executive Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the Registrant and we have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to each of us by others within those entities, particularly during the period in which this Report is being prepared;

b.             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c.             presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.             The Registrant’s Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Registrant’s independent auditors and the audit committee of the registrant’s board of directors:

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

5.             The Registrant’s Chief Executive Officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materials weaknesses.

/s/ Jeffrey R. Mistarz
Jeffrey R. Mistarz
Chief Financial Officer
November 14, 2002