Form 10KSB
period 2002-12-31
ELECTRIC CITY CORP
filed 2003-03-31
CIK 1065860

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Common Stock $0.0001 par value
(Title of class)

(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

        State issuer's revenues for its most recent fiscal year. $11,766,272

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 28, 2003 was approximately $27,589,089. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

        As of February 28, 2003, there were 33,370,292 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

        As of February 28, 2003, there were 2,171,192 shares of Series A Convertible Preferred Stock, $0.01 par value, of the Company issued and outstanding.

        As of February 28, 2003, there were 211,643 shares of Series C Convertible Preferred Stock, $0.01 par value, of the Company issued and outstanding.

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

Overview/History

        We are a developer, manufacturer and integrator of energy saving technologies and custom electric switchgear. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc. ("Switchboard Apparatus"), custom electric switchgear and electrical distribution panels. We also provide, through our subsidiary, Great Lakes Controlled Energy Corp. ("Great Lakes"), integrated building and environmental control solutions.

        On December 5, 1997, we were initially formed as Electric City LLC, a Delaware limited liability company, by Joseph C. Marino, one of our principal stockholders, and NCVC, LLC, an entity controlled by Victor Conant, Kevin McEneely and DYDX Consulting LLC (which is controlled by Nikolas Konstant). In May 1998, Mr. Marino assigned his membership interest in us to Pino Manufacturing, LLC, an entity controlled by Mr. Marino.

        On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. In connection with our merger, NCVC, LLC and Pino Manufacturing, LLC received shares of common stock in Electric City Corp. in exchange for their membership interests in Electric City LLC.

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

        In May 1999, we purchased most of the assets of Marino Electric, Inc., an entity controlled by Mr. Marino, for $1,792,000 in cash and 1,600,000 shares of our common stock. Marino Electric was engaged in the business of designing and manufacturing custom electrical switchgear and distribution panels. Under the terms of the purchase agreement, we were obligated to pay the cash portion of the purchase price upon the closing of our private issuance of common stock that commenced in July 1999. In May 2000, Mr. Marino waived this requirement and instead received a payment of $820,000 in cash and a subordinated secured term note for the principal amount of $972,000 at an interest rate of 10% per annum, payable in equal installments over 24 months. This note was repaid in full in May 2002.

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

        On June 7, 2001, pursuant to an Agreement and Plan of Merger by and among us, Electric City Great Lakes Acquisition Corporation, Great Lakes Controlled Energy Corporation ("Great Lakes") and Great Lakes stockholders, Eugene Borucki and Denis Enberg, we acquired Great Lakes. Great Lakes is an independent systems integrator and facilities support specialist and focuses on building automation controls for lighting and HVAC systems for commercial applications. Great Lakes is also a national representative and distributor of select energy metering and control systems. In connection with the acquisition, Great Lakes was merged into our wholly-owned subsidiary Electric City Great Lakes Acquisition Corporation, with our subsidiary continuing as the surviving corporation under the name Great Lakes Controlled Energy Corp. The aggregate purchase price of $678,500 was paid to the Sellers in the form of 212,904 shares of Electric City common stock.

Products And Services

        The Company currently manufactures products or provides services under three distinct business segments. The energy technology segment includes the EnergySaver and GlobalCommander product lines manufactured and sold by Electric City Corp. The power management business segment includes switchgear and related products manufactured by one of our subsidiaries, Switchboard Apparatus, Inc. The switchgear product line includes those products previously manufactured by Marino Electric, which product lines were merged into Switchboard Apparatus during 2000. The building control and automation business segment is served by our other subsidiary, Great Lakes Controlled Energy Corp., which specializes in the installation and maintenance of building control and automation systems. See note 19 to the consolidated financial statements for additional information regarding the various segments of our business.

EnergySaver

        The EnergySaver system is a state-of-the-art lighting control system that reduces energy consumption in indoor and outdoor commercial, institutional and industrial ballasted lighting systems, while maintaining appropriate lighting levels. The EnergySaver is a freestanding enclosure that contains control panels with electrical parts and is connected between the power line and the building's electrical lighting circuits. The EnergySaver also contains a computer with software that allows the customer to control the amount of energy savings desired which, depending on the application, can be as high as 50%, and provides self-diagnosis and self-correction. The customer can access the EnergySaver's computer directly or remotely via modem, network or two-way radio.

        The EnergySaver is manufactured to varying sizes and capacities to address differing lighting situations. We can interface our EnergySaver products with new and existing lighting panels, ballasts and lamps without modification. In addition, the EnergySaver system reduces the power consumed by lamps and ballasts and reduces power spikes, drops and surges inherent in any power supply, resulting in a reduction of heat generated within the lighting system, which enhances ballast and lamp life and reduces the amount of air conditioning necessary to cool the building.

GlobalCommander

        The GlobalCommander system is an advanced lighting controller capable of providing large-scale demand side management and savings measurement and verification without turning off the user's lights. The GlobalCommander bundles the EnergySaver technology with an area-wide communication package to allow for maximum energy reductions across entire systems in response to the guidelines of a customer's facility manager. In addition, the GlobalCommander has the ability to measure and store the actual savings generated from the use of the EnergySaver. This information, which can be viewed in a tabular or graphical format and can be downloaded to a user's computer, is often required for a customer to qualify for utility incentives for energy savings and curtailment. The GlobalCommander also allows customers to control their facilities' loads and lighting requirements from a single control point. This single-point control is available for a virtually unlimited number of remote facilities and can be accessed through the Internet, intranet or over standard telephone lines through dial-up modems.

Custom Electrical Switchgear

        We design and manufacture a wide range of commercial and industrial custom electrical switching gear and distribution panels that serve to distribute electricity from the electric utility's main power bus to the various electrical requirements within a building. We have built a reputation for custom manufacturing of 120/208, 120/240 and 277/480V single- and three-phase switchgear for virtually any application. Our focus on custom manufacturing allows us to design and assemble these custom panels more quickly than manufacturers who must deviate from standard assembly line production.

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

Building Control and Automation

        Through our wholly-owned subsidiary, Great Lakes Controlled Energy Corp., we provide integration of building and automation control systems for commercial and industrial customers. Great Lakes has been providing building automation services for over 20 years and is an authorized distributor for Delta Controls, WattStopper and Power Measurement Ltd., and is a dealer for Novar Controls and ABB Drives.

Marketing, Sales And Distribution

        We have established relationships with distributors (also referred to as "State Representatives") to market and distribute our EnergySaver products to end-users. As of December 31, 2002, we had eight distributor/state representative agreements covering Arizona, California, Illinois, Indiana, Nevada, New Jersey, Pennsylvania, and Texas. Each distributor is responsible for developing and managing a sales network within its respective territory. Typically the distributor does this by establishing direct relationships with end-users or through dealerships within the territory and overseeing the sales, installation and maintenance of our products by those dealerships. If a distributor sells any of our products outside its territory, such distributor operates as a dealer, meaning it manages end-user sales only. The distributor earns a commission on any sale of our products in its territory whether initiated by the distributor itself, a dealer, or by us.

        Our standard distribution agreement gives the distributor certain exclusive rights of distribution in a particular territory, includes sales quotas that increase periodically throughout the term of the agreement, and requires the distributor to make payment to us within 30 to 60 days of product shipment. The agreement contains penalties for failure to meet quotas or make payments, including the loss of certain exclusive rights of distribution. Currently, a number of our distributors have violated the terms of their agreements for failing to meet their quotas and are delinquent in payments due Electric City. We are working with our distributors to address these issues. In addition, the standard distribution agreement has a term of 10 years after which it is renewable at our discretion. The standard distribution agreement can be terminated at our discretion if the distributor fails to meet the terms of the distribution agreement.

        National accounts (such as chain stores, and large multi-site corporations), municipalities and other large campus customers are managed by our corporate sales engineering group. This group concentrates its sales efforts on the energy engineering staffs of these types of entities, which analyze and recommend the purchase of products like ours for their multiple sites. The sales force also supports, coordinates and manages multiple sales channels.

        The product lines manufactured by our subsidiary, Switchboard Apparatus, are sold directly by Switchboard's sales staff to original equipment manufacturers and to end-users.

        The building and automation controls systems installed and serviced by our subsidiary, Great Lakes Controlled Energy, are sold directly to end-users, typically commercial office buildings.

Customers

        During 2002, sales to our top five EnergySaver customers accounted for 79% of total EnergySaver sales. The top customers for 2002 included Electric City of Pennsylvania, The Illinois Department of Central Management Services, LGI Energy Solutions, M&A Railroad Supply and PSEG Energy Technologies, all but one of who are dealers or distributors of the Company's products. The end user customers of these dealers and distributors include Linens 'N Things, Toyota Motors, Lifetime Fitness. Other end user customers for the EnergySaver during 2002 included, but was not limited to Bunzl Distribution, Gillette, Reckitt Benckiser, Sage Products, the US Post Office and Union Pacific. During 2001, sales to our top five EnergySaver customers comprised 59% of total EnergySaver sales. Four of these top five EnergySaver customers included Electric City of Southern California, Electric City of Illinois, Electric City of Indiana and Electric City of Pennsylvania, who are our distributors. Most EnergySaver units are installed by electrical contractors hired by the end-user customer upon receipt of the product. Electric City of Southern California is owned by Joseph Marino, our former Chairman and Director (See, "Item 12—Certain Relationships and Related Transactions").

        During 2002, sales to the top five customers of Switchboard Apparatus comprised 47% of total switchgear sales, which customers included ASCO Services, Inc., Comtel Electric, EOFF Electric Co., Wood Dale Electrical Construction and Zenith Controls, Inc. During 2001, sales to the top five customers of Switchboard Apparatus comprised 41% of total switchgear sales, which customers included Electrical Controls Inc., G.E. Supply Co., KMC Telecom, Malko Electric and Zenith Controls, Inc. Roscoe Young, who served as a director of Electric City Corp. from April 2000 through

February 2002, is President of KMC Telecom, one of the top five customers of Switchboard Apparatus for both 2000 and 2001. Sales to KMC Telecom were made on the same basis as sales to any other third party purchaser.

        During 2002, sales to the top five customers of Great Lakes Controlled Energy accounted for 88% of Great Lake's sales. Great Lake's top five customers for 2002 included 5445 Edgewater Plaza Condo Association, BBM Engineering, Golub & Company, Jacobson-Power, and Teschky, Inc. Jacobson-Power is the general contractor for the Discover Card project. For the period beginning June 2000, following our acquisition of Great Lakes Controlled Energy Corp., through December 31, 2001, the top five customers of Great Lakes comprised 78% of its sales, which customers included 2800 Lake Shore Drive Condominium Association, College of Pathologists, Hill Mechanical Corp., National Heat & Power Corp. and U.S. Power Corp.

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

        Control products control power consumption at the lights, at the lighting circuit or at the control panel. Products that control the power at the lights or at the lighting circuit must be wired to each fixture or to each circuit, resulting in high installation cost, which makes these products less economically competitive. The EnergySaver controls power consumption at the lighting panel, making it much simpler and less expensive to install and maintain. There are other products on the market that also control power consumption at the lighting panel, but the EnergySaver is the only product that we are aware of that offers total real-time variability of savings levels, remote communications and savings measurement and verification capabilities. We also believe that the EnergySaver has the largest installed base of any lighting control power reduction system of its type.

        Our primary competitors in the switchgear and distribution panel market are national suppliers of electrical switchboards, such as Seimens and Cutler-Hammer. The principal competitive factors in this industry are price and project completion time. We believe that we can generally complete custom projects more quickly than our national competitors because we handle each project individually, as compared to our competitors, who generally do not customize projects.

        Great Lakes Controlled Energy competes against both large national controls companies and smaller regional distributors of building controls. Two of the large national controls companies that Great Lakes competes with are Siemens and Johnson Controls, both of whom have significantly more financial and operating resources than Great Lakes. Great Lakes sells its products and services based on system capabilities, experience and price.

Manufacturing

        Our EnergySaver product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order demand. The primary components for the EnergySaver are sourced from multiple manufacturers. We are in continuous discussion with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.

        Our switchgear product line is manufactured at the facilities of Switchboard Apparatus in Broadview, Illinois. The key components for our switchgear product line are sourced from multiple manufacturers with the goal of achieving competitive pricing and reliability of supply.

        Our key suppliers of components used in our products include Cutler-Hammer, Delta Controls, General Electric and Siemens.

Compliance With Environmental Laws

        Neither the Company's production nor sales of its products in any material way generate activities or materials that that would require compliance with federal, state or local environmental laws.

Research and Development

        The Company, through the day-to-day use of the EnergySaver and its components, and its use at various testing sites around the country, develops modifications and improvements to its products. Total research and development costs charged to operations were approximately $65,000 and $289,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

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

Employees

        As of February 28, 2003, we had 73 full time employees, of which eight were management and corporate staff, five were engineers, 12 were engaged in sales and marketing, seven were engaged in field service and 48 were engaged in manufacturing. Of those employees engaged in manufacturing, 37 are covered by collective bargaining agreements between each of Electric City and Switchboard Apparatus and the International Brotherhood of Electrical Workers ("IBEW"), which is affiliated with the American Federation of Labor and Congress of Industrial Organizations (AFL-CIO). In May of 2002 we renewed and combined the collective bargaining agreements into one contract covering all union employees. The new agreement will expire on May 31, 2005.

Risk Factors

        We caution you that the following risk factors may not be exhaustive. We operate in a continually changing business environment and may as a result enter into new businesses and product lines. We cannot predict new risk factors that may arise in the future, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we continue to assess and refine our business strategy. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected in a material manner.

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

        We have incurred substantial net losses in each year since we commenced operations in December 1997. We must overcome significant manufacturing and marketing hurdles to sell large quantities of our products. In addition, we may be required to reduce the prices of our products in order to increase sales. If we reduce product prices, we may not be able to reduce product costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we expect to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; (2) for research and development; and (3) to acquire complementary products, technologies and services. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.

        Our auditors have modified their opinion to our audited financial statements for the year ended December 31, 2002 to include an emphasis paragraph, stating that our continuing losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our management has developed a plan that includes restructuring or possibly disposing of the Power Management segment of our business, increasing sales of our Energy Technology products and raising additional capital. If we are unsuccessful in accomplishing any of these three tasks, our ability to continue to operate as a going concern could be in doubt.

        We have entered into a license agreement with Giorgio Reverberi, who holds a U.S. patent and who has applied for several patents in other countries. Pursuant to the terms of the license, Mr. Reverberi granted to us the exclusive right to manufacture and sell products containing the load reduction technology claimed under Mr. Reverberi's U.S. patent or any other related patent held by him in the U.S., the remainder of North America, parts of South America and parts of Africa. However, the exclusive rights that we received from Mr. Reverberi may not have any value in territories where Mr. Reverberi does not have or does not obtain protectable rights. The term of the license expires when the last of these patents expires. We expect that these patents will expire in or around November 2017. Mr. Reverberi may terminate our license agreement if we materially breach its terms and fail to cure the breach within 180 days after we are notified of the breach. If our license with Mr. Reverberi is terminated, that could impact our ability to manufacture, sell or otherwise commercialize products in certain countries in the event that Mr. Reverberi has valid patent(s) in those countries with one or more patent claims that cover those products.

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

        Claims of patent infringement, regardless of merit, could result in the expenditure of significant financial and managerial resources by us. We may be forced to seek to enter license agreements with third parties (other than Mr. Reverberi) to resolve claims of infringement by our products of the intellectual property rights of third parties. These licenses may not be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

        Our future success will depend significantly upon the continued contributions of certain members of our senior management, including John P. Mitola, our Chief Executive Officer, because he is critical to obtaining and retaining customers and managing our growth. Our future success will also depend upon our ability to attract and retain highly qualified technical, operating and marketing personnel. We believe that there is intense competition for qualified personnel in the power management industry. If we cannot hire, train and retain qualified personnel or if a significant number of our current employees depart, we may be unable to successfully manufacture and market our products.

        We have experienced rapid growth, which has been primarily through acquisitions of other businesses, and we are subject to the risks inherent in the expansion and growth of a business enterprise. This significant growth, if sustained, will continue to place a substantial strain on our operational and administrative resources and increase the level of responsibility for our existing and new management personnel. To manage our growth effectively, we will need to:

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

        Our operations have not generated positive cash flow since the inception of the Company in 1997. We have funded our operations through the issuance of common and preferred stock and secured bank debt. Our ability to continue to operate until our cash flow turns positive will depend on our ability to continue to raise funds through the issuance of equity or debt. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products.

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

        Our recent growth is due in part to acquisitions. Our future growth may depend, in part, on our ability to identify opportunities to acquire companies with complementary technologies, products and/or services and to successfully negotiate the terms of any acquisitions we want to make. Our management, including our Board of Directors, will have discretion in identifying and selecting companies to be acquired by us and in structuring and negotiating these acquisitions. In general, our common stockholders will not have the opportunity to approve these acquisitions (The holders of our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock have certain rights to approve acquisitions). In addition, in making acquisition decisions, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual operating results of any acquired company or the combination of us and an acquired company may significantly fall short of these projections.

        We may be unable to acquire companies that we identify for various reasons, including:

  •
  our inability to interest such companies in a proposed transaction;

  •
  our inability to agree on the terms of an acquisition;

  •
  incompatibility between our management and management of a target company; and

  •
  our inability to obtain required approvals of the holders of our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock.

        If we cannot consummate acquisitions on a timely basis or agree on terms at all, or if we cannot continue to acquire companies with complementary technologies, products and/or services on terms acceptable to us, our growth may be impaired.

        During our limited operating history, we have acquired Switchboard Apparatus Inc., which forms the core of our Power Management business unit, and Great Lakes Controlled Energy Corp., which is a national representative and installer of select energy metering and control systems. Our future growth may depend, in part, upon our ability to successfully acquire other complementary businesses. We may encounter problems associated with such acquisitions, including the following:

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

        If we cannot successfully manage the businesses we acquire and integrate them into our existing business our growth may be impaired and our business may suffer.

        We have been marketing and selling our products in Mexico and may expand our international operations into other countries in which we have been granted license rights. Under our license with Messrs. Reverberi and Marino, we have been granted exclusive rights to manufacture and sell products containing his patented load reduction technology in North America, parts of South America and parts of Africa. While we have no current plans to do so, our future expansion into international markets beyond Mexico will require significant management attention and financial resources and could adversely affect our business, operating results and financial condition. In order to expand international sales successfully, we must establish additional foreign operations and joint ventures, hire additional personnel and recruit additional international distributors. We may not be able to do so in a timely or cost efficient manner, and our failure to do so may limit our international sales growth.

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

        Our EnergySaver products are manufactured at our facilities. To be financially successful, we must manufacture our products, including our EnergySaver products, in substantial quantities, at acceptable costs and on a timely basis. While we have produced over 800 EnergySaver units over the past six years, we have never approached what we believe is our production capacity. To produce larger quantities of our EnergySaver products at competitive prices and on a timely basis, we will have to further develop our processing, production control, assembly, testing and quality assurance capabilities. We may also have to hire contract-manufacturers and outsource the manufacturing of some or all of our products. We have had discussions with several potential contract-manufacturers and they have produced several units on a trial basis, but their ability to deliver significant quantities of product on a timely basis is still unproven. We may be unable to manufacture our EnergySaver products in sufficient volume and may incur substantial costs and expenses in connection with manufacturing larger quantities of our EnergySaver products. If we are unable to make the transition to large-scale commercial production successfully, our business will be negatively affected. We could encounter substantial difficulties if we decide to outsource the manufacturing of our products, including delays in manufacturing and poor production quality.

        Sales and margins of our Power Management business have been negatively impacted by a slowdown in construction spending and a cut back in capital expenditures by the Telecom industry. During 2002 we reduced our cost of manufacturing, primarily through reductions in labor costs, but the segment is continuing to lose money and consume cash. We are currently evaluating several strategic alternatives, including restructuring the business once again in an attempt to further reduce costs, or possibly selling or otherwise disposing of the business altogether. If we attempt to restructure the business there is a chance that our efforts may not be successful in returning it to profitability. If we decide to sell the business it is likely that we will not recoup our investment, resulting in a significant charge related to the disposal. If we fail to find a solution quickly the business will likely continue to strain our already weakened liquidity.

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

        One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over more traditional products and competitive products. As we grow, we will need to further develop our marketing and sales force. In addition to our internal sales force, we rely on third parties to market and sell our products. We currently maintain a number of relationships and have a number of agreements with third parties regarding the marketing and distribution of our EnergySaver products and are dependent upon the efforts of these third parties in marketing and selling these products. Maintenance of these relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The current contracts associated with certain of these relationships allow the distributors to terminate the relationship upon 30 days' written notice. Without these relationships, our ability to market and sell our EnergySaver products could be harmed and we may need to divert even more resources to increasing our internal sales force. If we are unable to expand our internal sales force and maintain our third party marketing relationships, our ability to generate significant revenues could be seriously harmed.

        The distribution rights we have granted to third parties in specified geographic territories may make it difficult for us to grow our business in such territories if those distributors do not successfully market and support our products in those territories. We have in the past been, and may in the future be, involved in disputes with distributors that have distribution rights in specified geographic territories, but are achieving sales results that do not meet goals. During 2000, we repurchased for cash and stock consideration the distribution rights for Arizona, Colorado, Florida, Georgia, Michigan, Nebraska, North Carolina, Ohio, South Carolina and Virginia from three distributors that were not meeting our sales goals. We may have to expend additional funds, incur debt or issue additional securities in the future to repurchase other distribution rights that we have granted or may grant in the future.

        During 2001, we announced our "Virtual Negawatt Power Plant" concept and our "Shared Savings" program. The concept of the Virtual Negawatt Power Plan program is the creation of "Negawatts" which are reductions in demand for electric power. Negawatts are made possible by the installation of our EnergySaver units, which result in such reductions in demand for electric power. The concept of the "Shared Savings" program calls for a type of lease arrangement whereby the end-user allocates a share of its electric savings to a pay-down of lease financing arranged by a third party. We plan to advance the distribution of our EnergySaver products and increase the profitability of our EnergySaver product line through these new projects. While we have begun to implement these projects we do not know at this time if they will be commercially successful. If these projects are unsuccessful, our plans to significantly increase the distribution of our EnergySaver product line, especially in markets where electricity has been deregulated, may not develop and our growth may be impaired.

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

        Our principal products, our EnergySaver products, have the greatest profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current high levels. Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and less of a demand for energy saving devices such as our EnergySaver products.

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

Risks Related to Our Common Stock

        Our common stock began trading on the American Stock Exchange on December 12, 2000. Previously our securities traded in the over-the-counter market on the OTC Bulletin Board. If an active and liquid trading market does not exist for our common stock on AMEX, you may have difficulty selling your shares.

        Our operations have not generated positive cash flow since the inception of the Company in 1997. We have funded our operations through the issuance of common and preferred stock and secured bank debt. Our ability to continue to operate until our cash flow turns positive will depend on our ability to continue to raise funds through the issuance of equity or debt. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products.

        We need to obtain additional funds to grow our product development, manufacturing, marketing and sales activities at the pace that we intend. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products. If we receive additional funds or acquire additional businesses through the issuance of equity securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.

        Our senior management is currently attempting to raise an additional $2 million to $4 million of additional capital during 2003, in order to add to our liquidity and cash availability until our operations begin to produce positive cash flow. We also believe that our future growth may depend, in part, on our ability to acquire businesses with complementary technologies. If we are successful in raising additional capital or if we acquire additional businesses (both of which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

        Over the past 18 months we have issued and sold a total of 2,100,000 shares of our preferred stock, which is convertible into our common stock at the ratio of 10 shares of common stock for each share of preferred stock. These shares of preferred stock are accruing dividends at the rate of 10% per year and during the first three years following issuance we can pay these dividends either in cash or additional shares of preferred stock. To date we have issued an additional 282,835 shares of convertible preferred stock in satisfaction of accrued dividends. The preferred stock holders all have rights that are superior to the rights of our common shareholders, including:

  •
  a liquidation preference of $20 per share,

  •
  special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company (other than to pay dividends on the preferred and under certain other limited exceptions) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries,

  •
  a conversion price that is below the current market price of our common stock,

  •
  the right to elect up to four directors (out of a board membership of 12),

  •
  the right to vote with the holders of common stock on an "as converted" basis on all matters on which holders of our common stock are entitled to vote, except for the election of directors or as otherwise provided by law,

  •
  a right of first offer on the sale of equity by the Company in a private transaction, and

  •
  anti-dilution protection that would adjust the conversion price on their preferred shares and the exercise price on their common stock warrants in the event we issue equity at a price which is less than the conversion price or exercise price of their securities.

        There are 33,370,292 shares of our common stock outstanding as of February 28, 2003, of which Joseph C. Marino beneficially owns approximately 27%, NCVC beneficially owns approximately 14% and DYDX beneficially owns approximately 10%, of our currently outstanding common stock (each of the aforementioned percentages includes stock options that are currently exercisable). Kevin P. McEneely, who is one of our directors, and Victor Conant, share voting and investment power with respect to the shares of common stock held by NCVC. As a result of their significant ownership, Mr. Marino, NCVC and DYDX have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors (other than those directors to be chosen by the holders of our preferred stock), a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Mr. Marino and NCVC and DYDX could elect to receive a control premium to the exclusion of other stockholders.

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

Item 2. Description of Property

        Our headquarters and the EnergySaver system production facility are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters, manufacturing operations and warehouse. We acquired this facility in August 1998 for a purchase price of $1,140,000, $800,000 of which we financed through a mortgage and $340,000 of which we paid by issuing to the sellers 340,000 shares of our common stock. The mortgage was refinanced in May 2002, bears interest at the rate of prime plus 0.5%, and is payable in monthly installments of $3,000 plus interest, until a final balloon payment which is due on April 30, 2004. There is no penalty for prepayment of the mortgage. As of February 28, 2003, the outstanding principal amount of the mortgage was $708,000.

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

Item 3. Legal Proceedings

        From time to time, the Company has been a party to routine pending or threatened legal proceedings and arbitrations that are routine and incidental to its business. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the liability from any threatened or pending litigation to be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the three months ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Our common stock has traded since December 12, 2000 on the American Stock Exchange under the symbol "ELC."

        The following table sets forth the quarterly high and low closing prices for our common stock as reported on The American Stock Exchange since January 1, 2001.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2001:
Fiscal Quarter Ended March 31, 2001	$3.72	$2.00
Fiscal Quarter Ended June 30, 2001	$4.45	$1.80
Fiscal Quarter Ended September 30, 2001	$4.08	$1.49
Fiscal Quarter Ended December 31, 2001	$1.80	$1.01
Fiscal Year Ended December 31, 2002:
Fiscal Quarter Ended March 31, 2002	$2.29	$1.15
Fiscal Quarter Ended June 30, 20002	$1.68	$1.15
Fiscal Quarter Ended September 30, 2002	$1.60	$1.10
Fiscal Quarter Ended December 31, 2002	$1.15	$0.75

Holders

        As of February 28, 2003, we had approximately 5,900 holders of record of our common stock and 33,370,292 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following information reflects certain information about our equity compensation plans as of December 28, 2002:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	493,913	$1.27	806,087
Equity compensation plans not approved by security holders	8,654,935	$3.96	—
Total	9,148,848	$3.78	806,087

        See item 10 below (34-38) for additional information.

Dividends

        Dividends on our Series A and Series C Convertible Preferred Stock are payable when declared by our Board of Directors, but will continue to accrue at an annual rate of 10% of the gross sale amount, are cumulative and will be paid prior to any dividends paid on our common stock. For the three months ended December 31, 2002, we declared and paid the following dividends on our Series A Convertible Preferred Stock:

  •
  On September 18, 2002, the Board of Directors declared and paid dividends on our Series A and Series C Convertible Preferred Stock for the third calendar quarter ending September 30, 2002 to shareholders of record of our Series A Convertible Preferred Stock and our Series C Convertible Preferred Stock as of September 30, 2002. The dividends were paid in additional shares of Series A Convertible Preferred Stock to the holders as follows: 10,951 shares to EP Power Finance, L.L.C., 10,860 shares to Newcourt Capital USA, Inc., 10,404 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 548 shares to Originators Investment Plan, L.P., 10,951 shares to Duke Capital Partners, LLC, and 7,950 shares to Leaf Mountain Company, LLC. We also paid dividends to Richard Kiphart, the holder of the Series C Convertible Preferred Stock, in 5,036 additional shares of Series C Convertible Preferred Stock. Each share of Series A and Series C Convertible Preferred Stock is convertible into 10 shares of our common stock.

  •
  On November 20, 2002, the Board of Directors declared dividends payable on our Series A and Series C Convertible Preferred Stock for the fourth calendar quarter ending December 31, 2002 to shareholders of record of our Series A Convertible Preferred Stock and Series A Convertible Preferred Stock as of December 31, 2001. The dividends were paid on December 31, 2002 in additional shares of Series A Convertible Preferred Stock to the holders as follows: 11,225 shares to EP Power Finance, L.L.C., 11,132 shares to Newcourt Capital USA, Inc., 10,664 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 561 shares to Originators Investment Plan, L.P., 11,225 shares to Duke Capital Partners, LLC and 8,148 shares to Leaf Mountain Company, LLC. We also paid dividends to Richard Kiphart, the holder of the Series C Convertible Preferred Stock, in 5,162 additional shares of Series C Convertible Preferred Stock. Each share of Series A and Series C Convertible Preferred Stock is convertible into 10 shares of our common stock.

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

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2002, we issued the securities listed below (in addition to those securities listed under the preceding "Dividends"):

        On December 16, 2002, we entered into a securities purchase agreement with the Munder Power Plus Fund ("Munder"), whereby we issued in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of our common stock and a five year warrant to purchase 300,000 additional shares of our common stock at an initial exercise price of $0.92 per share. We are required to reduce the exercise price on the warrant to $0.75 per share if on the date that we file our Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) our consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of our Common Stock on such date of filing is less than $2.00 per share.

        The holders of the Series A Convertible Preferred stock and the Series C Convertible Preferred stock waived their rights to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. Also, as a condition to the sale we agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the resale of Munder's shares.

        The Company also issued a three-year warrant to purchase 50,000 shares of its common stock at $1.00 per share and paid $65,000 to Capstone Investments and $15,000 to TheStockpage.com as commissions on this transaction.

        The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D under the Securities Act.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the notes to the consolidated financial statements.

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

  Revenue Recognition

        The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received or invoiced prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and the Company's historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customer's ability to pay are incorrect additional allowances may be required.

  Impairment of Long-Lived Assets.

        We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. During the year ended December 31, 2002 the Company determined that the estimated fair value of goodwill associated with its power management business exceeded the carrying value and as a result recognized an impairment loss of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of our 2002 year-end assessment of the fair value of our goodwill we determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.

Results of Operations

        Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Electric City's sales are generated from the sale of products and services, primarily in the

U.S. No single customer accounted for more than 10% of our consolidated sales during the year ended December 31, 2002, while one customer accounted for 13% of our total consolidated sales in 2001.

        Our cost of goods sold consist primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facilities, charges for potential future warranty claims and royalty costs related to EnergySaver sales. Cost of goods sold also include the wages and expenses of our engineering group at Switchboard Apparatus.

        Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products that we purchase and resell. In addition, manufactured products that are proprietary, such as the EnergySaver and the GlobalCommander, generally have higher gross margins than non-proprietary products such as switchgear or distribution panels.

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

        Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan, the Senior Subordinated Convertible Promissory Notes, a note to the sellers of Marino Electric, a note to a seller of Switchboard Apparatus, notes to the sellers of Great Lakes, and a note to the sellers of certain distributor territories that we repurchased in June 2000, all as reflected on our current and prior financial statements. Also included in interest expense for 2001 is amortization of the debt discount based on the fair value of the warrants issued to Newcourt Capital Securities as part of the issuance of the Senior Subordinated Convertible Promissory Notes, and the amortization of deferred financing costs.

Audited Twelve-Month Period Ended December 31, 2002 Compared With the Audited Twelve-Month Period Ended December 31, 2001

        Revenue.    Our revenue increased approximately $2.1 million, or 22%, to $11.8 million for the year ended December 31, 2002 as compared to $9.6 million for the year ended December 31, 2001. Revenue from the sale of the EnergySaver and GlobalCommanders increased 54% or $945 thousand, to

$2.69 million in 2002 from $1.74 million in 2001. EnergySaver unit sales increased 87% from 175 units in 2001 to 328 units in 2002. The average selling price per EnergySaver unit sold declined from $8,600 in 2001 to $8,000 in 2002. This reduction in the average selling price is a reflection of change in the mix of models sold, as well as discounts on larger orders. Based on the current level of active sales opportunities, we believe the EnergySaver product line will continue to achieve strong year-over-year growth in revenue through 2003, though our projections for 2003 growth could be negatively impacted by current uncertainties being experienced in the overall economy, which may cause some potential customers to defer their purchase decisions until these economic uncertainties are resolved.

        Sales of switchgear and distribution panels manufactured by Switchboard Apparatus, decreased $1.23 million, or 16%, to $6.23 million during 2002 compared to $7.46 million in 2001. Revenue for this segment of our business has been impacted by a slowdown in general construction spending and a severe contraction in construction spending in the telecom industry. At the same time there has been an increase in competition as Switchboard Apparatus and manufacturers of switchgear and distribution panels compete for a smaller pool of available business. Switchboard Apparatus successfully stabilized its revenue during 2002, but its margins have suffered. We expect 2003 revenues for this segment of the business to remain unchanged, to slightly lower than those realized in 2002.

        Revenue from building controls and automation increased $2.20 million, to $2.48 million in 2002 from $281,000 in 2001. We acquired Great Lakes Controlled Energy Corp. in June 2001, as a result the 2001 results only included seven months results for this segment. The bulk of the increase in 2002 revenue was the result of a contract to install building automation controls in new buildings being constructed as part of the expansion of the Discover Card headquarters in Riverwoods, Illinois. While the profit earned on this contract will not cover all of Great Lakes fully allocated costs, it was a strategically important contract for Great Lakes because we believe the building automation system installed by Great Lakes is one of the most sophisticated systems ever completed. The success with this project has already afforded Great Lakes opportunities to bid on other projects of similar size, but with better profit margins. Due to constraints on Great Lakes' capacity to handle additional business, we expect revenue to remain relatively unchanged for 2003, but it is our hope that we can increase the capacity of this division in order to realize increased revenue in future periods.

        Other revenue increased by $222,000 or 157% to $363,000 in 2002 compared to $141,000 recorded in 2001. Other revenue includes revenue from the installation of EnergySavers, freight, the pro-rata recognition of a one time payment received for the right to certain distributorships, etc.

        Gross Profit.    Our consolidated gross profit decreased approximately $131,000, or 30%, to $306,000 for 2002 compared to $437,000 for 2001. Our gross profit as a percentage of sales decreased to 2.6% during 2002 compared to 4.5% during 2001. The gross margin earned on EnergySaver sales, including ancillary products and service, increased from 6.2% in 2001 to 10.8% in 2002. The increase in the EnergySaver gross margin was primarily the result better capacity utilization of our manufacturing facility. The division achieved an 87% increase in EnergySaver unit sales with only a 20% increase in EnergySaver manufacturing expense. The benefit of improved capacity utilization was partially offset by a shift in sales to smaller less profitable units and discounts given on larger orders. The shift in product mix to smaller units was mostly the result of one large order. We believe that the division still has a significant amount of unused capacity, which would allow it to continue to increase production without a corresponding increase in manufacturing costs. We also expect the product mix to shift back toward larger, more profitable units in future periods, though discounting for large orders is likely to continue.

        The gross margin earned on switchgear and distribution panel sales declined from 2.8% in 2001 to 1.7% in 2002. The division was able to cut the cost to manufacture its products by 25% during the year, mostly through reductions in labor, but competitive pressures caused a decline in product margins which more than offset the reductions in manufacturing costs leading to the decline in the overall profit margin. In the current competitive and economic environment it will be necessary for this division to further cut its costs in order to improve its margins. We are currently reviewing potential restructuring alternatives for this business. If we feel we will not be able to reduce costs to the level necessary for this business to at least breakeven, we are prepared to explore selling or otherwise disposing of the business.

        Our building automation and controls business incurred a loss at the gross profit line during 2002 and 2001 of approximately $159,000 and $46,000, respectively. The division was very aggressive in bidding for some strategically important projects that were largely responsible for the 2002 loss. We believe winning these projects was important to positioning Great Lakes Controlled Energy as a player in the market for larger building automation controls projections. The success with the technically sophisticated project for Discover Card has allowed Great Lakes to bid on and win other projects with improved margins, which it will be working on beginning in 2003. The loss in 2001 was primarily due to an underutilization of Great Lake's capacity.

        SG&A Expenses.    SG&A expense declined 28.1% or $2,796,281 to $7,150,043 for the year ended December 31, 2002 from $9,946,324 during the year ended December 31, 2001. Labor expense was reduced by $1.1 million as a result of the annualization of layoffs implemented in 2001 and further reductions in labor during 2002. Travel expense and utility expenses declined approximately $600,000, primarily as a result in the reductions in headcount. Outside services, which include legal, engineering, accounting and investor relation declined approximately $800,000. The reduction in engineering expense is the result of the acquisition of Great Lakes Controlled Energy in June of 2001, from whom we previously purchased engineering services. The higher legal and accounting fees in 2001 were due primarily to the costs associated with the acquisition of Great Lakes Controlled Energy and the issuance of the Series A Preferred during 2001. Investor relation costs in 2001 included a $336,000 non-cash charge related to the extension of a warrant issued to one of our investor relations firms. This same warrant was extended again in 2002 and resulted in a non-cash charge of $80,000. During 2002 we implemented FAS 142, which eliminated the amortization of goodwill. During 2001 we recorded amortization expense related to goodwill of $555,000. These reductions in SG&A were partially offset by an increase in sales commissions of $278,000. The increase in sales commissions was the result of increased sales of EnergySavers by third party dealers and sales by the Company into territories owned by state distributors.

        Impairment Loss.    The Company reported an impairment loss of $108,000 during 2002 related to the reduction in the carrying value of the goodwill associated with the acquisition of Great Lakes Controlled Energy to its estimated fair value. Under SFAS 142 we are required to assess our goodwill for impairment at least annually. We used a discounted cash flow valuation to determine the estimated fair value of the goodwill utilizing assumptions based on known facts and circumstances and estimates of future revenues and profits for the business. As a result of the losses incurred by the building automation and controls segment of our business during 2002, we adjusted our estimates for future profitability, which led to the reduction in the estimated fair value of the goodwill.

        Other Non-Operating Income (Expense).    Other non-operating expense is comprised of interest expense and interest income. Interest expense declined $3,453,932 to $79,008 during 2002 as compared to $3,532,940 for the year ended December 31, 2001. As is more fully explained in note 9 to the consolidated financial statements, included in the 2001 interest expense was the cost of issuance and the value of the warrants issued in connections with the Senior Subordinated Promissory Notes. The costs of issuance were $187,000 and the value ascribed to the warrants was $2,917,000. The actual 2001 cash interest on the senior subordinated promissory notes was $76,000. Other components of 2001 interest expense included $108,000 on the distributor note, $79,000 on our lines of credit, $63,000 on our mortgage, $67,000 on notes payable to the sellers of Marino Electric, Switchboard Apparatus and Great Lakes Controlled Energy, $34,000 on equipment loans and $2,000 on various auto loans. During 2002, we recorded interest expense of $48,000 on our mortgage, $5,500 on the Marino term note,

$3,000 on our working capital line, $19,000 on equipment loans, and approximately $3,600 on other miscellaneous notes.

        Interest income earned during the year ended December 31, 2002 decreased $48,047 or 67% to $23,275 from $71,322 earned during the same period in 2001. The decline in interest income was the result in lower average cash balances during 2002 as compared to 2001.

        Cumulative Effect of Accounting Change.    On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the second quarter of fiscal 2002. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill subject to SFAS 142. The testing resulted in a write-down of recorded goodwill in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle.

        Preferred Stock Dividends.    There were three series of our convertible preferred stock issued and outstanding at various times during 2001 and 2002, including our Series B Convertible Preferred Stock ("Series B Preferred Stock") issued during October 2000 and converted to common stock in June 2001, our Series A Convertible Preferred Stock ("Series A Preferred Stock"), which was issued during September 2001 and November 2001, and our Series C Convertible Preferred Stock ("Series C Preferred Stock"), which was issued during June 2002.

        On October 17, 2000, we raised $2 million through the issuance of our Series B Preferred Stock. On June 15, 2001 the holder of the Series B Preferred Stock elected to convert all of the shares Series B Preferred Stock into common stock. The dividend accrued on the Series B Preferred Stock from the issuance date of October 17, 2000 through the conversion date of June 15, 2001, totaled $106,082, of which $73,206 was attributable to 2001. We elected to pay the accrued dividend through the issuance of additional shares of Series B Preferred Stock, which the holder converted to common stock on the conversion date. The shares of Series B Preferred Stock received as payment of the accrued dividend were considered to have a beneficial conversion feature because they were convertible into shares of common stock at a price below the market price on the date of issuance, which was deemed to be equivalent to a non-cash preferred dividend. As a result, we recorded a deemed dividend of $92,024 on the date of issuance of the dividend shares.

        On September 7, 2001 we received $16 million of gross proceeds through the issuance of our Series A Preferred Stock (See, Footnote 10 to "Item 11—Security Ownership of Certain Beneficial Owners and Management"). On November 29, 2001, we received an additional $3 million of gross proceeds through the sale of additional shares of Series A Preferred Stock (See, Footnote 11 to "Item 11—Security Ownership of Certain Beneficial Owners and Management"). The Series A Preferred Stock is considered to have a beneficial conversion feature because it permits the holders to convert their shares of Series A Preferred Stock into shares of common stock at a price, which on the date of issuance, was lower than the market price for the common stock. The value of this beneficial conversion feature, along with the value of the common stock and warrants issued as part of these transactions, was considered to be a non-cash deemed dividend, the value of which was capped at the $19 million of gross proceeds.

        The Series A Preferred Stock accrues a dividend at the rate of 10%, which is payable during the first three years following initial issuance at our option in cash or additional shares of Series A Preferred Stock. We accrued dividends on the shares of Series A Preferred Stock totaling $669,933 and $2,041,992 during 2001 and 2002, respectively, which we elected to pay by issuing additional shares of Series A Preferred Stock. We recognized a deemed dividend of $283,776 in 2001 and $495,589 in 2002, due to the beneficial conversion feature associated with the additional shares of Series A Convertible Preferred Stock that we issued in satisfaction of the accrued dividends.

        The Series C Preferred Stock accrues a dividend at the rate of 10%, which is payable during the first three years following initial issuance at our option in cash or additional shares of Series C Preferred Stock. During 2002 we accrued dividends on the shares of Series C Preferred Stock of $116,426, which we elected to pay by issuing additional shares of Series C Preferred Stock. We recognized a deemed dividend of $12,403 in 2002, due to the beneficial conversion feature associated with the additional shares of Series C Convertible Preferred Stock that we issued in satisfaction of the accrued dividends.

        The dividend expense recognized during 2002 and 2001 is comprised of the following:

	Year ended December 31,
	2002	2001
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock	$—	$19,000,000
Accrual of Dividend on Series A Convertible Preferred	2,041,992	669,933
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend	495,589	283,776
Accrual of Series B Preferred dividend	—	73,206
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series B Preferred dividend	—	92,024
Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock dividend	1,444,697	—
Accrual of Series C Preferred dividend	116,426	—
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Preferred dividend	12,403	—

Total	$4,111,107	$20,118,939

Liquidity and Capital Resources

        During the twelve-month period ended December 31, 2002, we incurred a net loss before the cumulative effect of an accounting change of $7.07 million and used $6.88 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent certified public accountants modified their opinion on our December 31, 2002 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for future growth. Our efforts to raise additional capital are discussed below.

        As of December 31, 2002, we had cash and cash equivalents of $1,555,904, compared to cash and cash equivalents of $5,486,073 on December 31, 2001. Our debt obligations as of December 31, 2002 consisted of a mortgage in the amount of $714,000 on our facility in Elk Grove Village Illinois, an equipment loan of $340,500 and vehicle loans totaling $35,291. In addition we had a $2 million line of credit with $500,000 outstanding as of December 31, 2002.

        The Company's principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and electrical contracting services, and the funding of inventory and accounts receivable, and capital expenditures. The Company has financed its operations since inception primarily through the private placement of its common stock and preferred stock.

        Net cash decreased $3,930,169 during the year ended December 31, 2002 while net cash increased $4,856,637 during the year ended December 31, 2001. Operating activities consumed $6,880,511 and $9,839,575 during the twelve-month periods ended December 31, 2002 and December 31, 2001, respectively. Cash used to fund the net loss, calculated at the net loss less non-cash charges declined $2,151,395 in 2002 to $6,183,865 from $8,335,260 in 2001. The improvement in cash used to fund the net loss is primarily due to a $2.1 million reduction in SG&A expense, and a $246,000 reduction in cash interest expense.

        During 2002 we used $696,646 of our cash to fund changes in working capital, as compared to using $1,504,315 in 2001. Increases in our accounts receivable consumed $252,138 during 2002 as compared to consuming $138,758 in 2001. The Energy Technology segment of our business is responsible for most of the increase in our accounts receivable. This segment generally experiences a slower turn on its receivables than our other businesses, thus receivables are expected to grow faster than consolidated revenue as the Energy Technology segment becomes a larger portion of the total revenue. Increases in inventories consumed cash of $941,584 in 2002 as compared to generating cash $370,719 in 2001. Most of this increase in inventory in 2002 is related to product shipped to three large EnergySaver customers for whom all of our revenue recognition requirements have not been satisfied. Once all the criteria revenue recognition are met we will move the product from inventory to cost of goods sold. Inventory declined in 2001 as we shifted to a "make to order" rather than a "make to inventory" process in the manufacture of our EnergySaver products. Increases in accounts payable and accruals generated cash of $972,034 during 2002, as compared to consuming $2,295,643 during 2001. During 2001, we used some of the cash raised through the issuance of our preferred stock to pay overdue payables and to satisfy a portion of our accrued expenses. The increase in payables and accruals in 2002 is in part due to the increase in sales activities in the Energy Technology and Building Automation Controls segments and partially due to some extended payment terms negotiated with a supplier to Switchboard Apparatus relative to a large government project that Switchboard is supplying. Deferred revenue declined $487,597 in 2002 and increased $387,596 during 2001. During 2001, we invoiced several customers for product and services for which we had not satisfied all of our revenue recognition criteria (see note 3 to the consolidated financial statements for a summary of our revenue recognition policies), accordingly we did not recognize the amounts invoiced as revenue, but instead recorded them as deferred revenue. During 2002, we completed everything necessary for us to recognize the revenue on these invoices.

        Investing activities consumed cash of $6,987 during 2002 as compared to consuming cash of $69,487 during 2001. During 2002 we spent $17,487 on new equipment, but this use of cash was partially offset by $10,500 generated through the sale of equipment we no longer used. During 2001 we spent $121,586 on new equipment, but generated $52,099 through the sale of equipment that we no longer needed.

        Financing activities generated cash of $2,957,329 and $14,765,699 during 2002 and 2001, respectively. During 2002 we issued preferred and common stock which generated net proceeds of $2,800,257. We also refinanced the mortgage on our building and our equipment loan, generating $22,000 after the repayment of the existing loans, and borrowed $500,000 on our line of credit. Offsetting these sources of cash were scheduled payments of $147,000 on our long-term debt and $219,067 on the Marino Sellers note. During 2002 we also received $1,300 from one of our 10% stockholders, which represented the short-swing profit inadvertently earned when he purchase shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Act of 1934.

        During 2001, we raised $18.2 million in gross proceeds through the issuance of our Series A Convertible Preferred Stock, of which $3.2 million was raised through the issuance of three Senior

Subordinated Promissory Notes (which Notes were subsequently converted into shares of our Series A Convertible Preferred Stock) and $15.0 million through the issuance of our Series A Convertible Preferred Stock. We also refinanced some equipment loans, raising an additional $551,414. A portion of these funds was used to pay costs associated with raising the funds and to repay existing obligations. The costs of issuance attributable to the Senior Subordinated Notes and the Series A Convertible Preferred Stock totaled $546,511. Funds used to retire or repay existing debt included $1,356,660 for the note payable to distributors, $852,200 to pay down our lines of credit, $449,628 to retire an outstanding equipment loan with Oxford Bank, $489,647 to pay down amounts owed the sellers of Marino Electric, $75,000 for scheduled payments on a new equipment loan with American National Bank, $19,962 for scheduled mortgage payments on our Elk Grove Village facilities, and $9,454 of scheduled payments on various auto loans.

        On May 29, 2002 we closed on a credit facility with American Chartered Bank. This facility included a $400,000 equipment loan, a mortgage on our facility in Elk Grove Village Illinois in the amount of $735,000, and a $2,000,000 revolving line of credit. The revolving credit line replaced the expiring credit line we had with American National Bank. The American Chartered Bank revolver has a term of one year, with an interest rate equal to the prime rate plus 1/4%, and is secured by accounts receivable. As of December 31, 2002 the unused portion of the revolver was $1.5 million and there was $225,000 of borrowing base availability. The $400,000 equipment loan has a term of two years, with an interest rate equal to the prime plus 1/2% and is secured by a blanket lien on all of our assets. The proceeds from the equipment loan were used to repay an equipment loan with American National Bank. The mortgage has an initial term of two years, with an interest rate equal to the prime plus 1/2%, is secured by a first mortgage lien on the building and requires monthly payments of $3,000 plus interest. The proceeds from the mortgage were used to repay an existing mortgage we had with CIB Bank. The new loan agreements contain covenants that require us to maintain a certain level of tangible net worth and working capital. As of December 31, 2002 we were in violation of the tangible net worth covenant, but American Chartered Bank waived the covenant violation.

        Our ability to continue the development, manufacturing and the expansion of sales of our products, including the EnergySaver and the GlobalCommander, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, our ability to improve margins and the cost of any additional manufacturing equipment we may require to efficiently produce our products.

        During the last two years we have raised $21.2 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan without any interruptions. Of the funds raised during the past two years, $16.7 million has been consumed by operating activities, either used to fund our losses or working capital requirements. Another $4.3 million has been used to repay debt or has been consumed in the support of our capital raising activities. As of December 31, 2002 our cash balance was $1,555,904. Largely as a result of our current liquidity our management has identified the following priorities it must achieve if the Company is to continue as a going concern:

  •
  Continue to increase sales of EnergySavers. This is our most profitable product and represents the greatest potential for growth of any the product we sell. As demonstrated in 2002, we can increase our production of EnergySavers with very little increase in our manufacturing costs, thus as our sales volume increases our profitability should increase as well. We have a number of opportunities that we are currently pursuing which if we are successful in closing and implementing should contribute significantly to our goal of increasing the sales of EnergySavers. Unfortunately, as is true in all sales opportunities, there is still a risk that some or all of these opportunities will not result in a sale.

  •
  Evaluate the Power Management business and decide if it can be restructured in order to make it profitable in the current business environment and stagnant construction industry. We do not have the resources to carry this segment through a prolonged business slowdown at its current level of profitability. We are currently in the process of reviewing our alternatives for this business and anticipate making a decision regarding which alternative to pursue during the second quarter of 2003.

  •
  Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has recently been awarded some new business which should contribute to an improvement in this segment's profitability. This segment must execute effectively in order to realize the profitability potential of this new business.

  •
  Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during 2002, we must not only keep our costs down, but we need to continue to find new ways to cut costs in order to efficiently utilize the capital resources available to us.

  •
  Raise additional capital to continue to fund operations until the business starts to generate positive cash flow, consistent with the plan presented to shareholder in July 2001. In February 2003, we successfully raised an additional $1 million through the sale of a package of securities that included shares of our common stock and a common stock warrant. Our current objective is to raise an additional $2 million to $4 million during 2003, beyond the $1 million raised in February.

        Our projections indicate that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. These projections contain certain key assumptions, which may or may not occur. If, for one reason or another we do not raise additional capital in the near future or certain key assumptions contained in our projections are proven to be wrong, we may begin to experience a liquidity shortage later this year which could force us to scale back our growth plans, or in the worst case cease operations.

        If we are successful in raising additional capital (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic assumptions to model our power management business and building control and automation business, we determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. The allocation resulted in a write-down of recorded goodwill associated with the power management segment in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle during the quarters ended March 31, 2002 and June 30, 2002, and a write-down of the recorded goodwill associated with the building automation controls business in the amount of $108,000 during the fourth quarter of 2002.

        In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result, we recorded no goodwill amortization during 2002, whereas we had recorded approximately $555,000 of goodwill amortization during 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, is not expected to have a material impact on the Company.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 covers, among other things, the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. Most of the transition provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and certain provisions are effective for transactions entered into after May 15, 2002. At this time, we do not believe that this new standard will have a material effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting Costs Associated with Exit or Disposal Activities". SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF Issue No. 94-3), by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. We expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken after December 31, 2002.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB Opinion No. 28") to require disclosure about those effects in interim financial information. SFAS No. 148's amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. We do not plan to change to the fair value method of accounting, but we do plan to adopt the disclosure requirements of SFAS No. 148 during 2003.

        In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time, we do not believe that the adoption of this interpretation will have a material effect on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are currently evaluating the impact of FIN 46 on our financial statements, but do not expect that there will be any material impact.

Item 7. Financial Statements

Index to Financial Statements

F-1	Report of Independent Certified Public Accountants
F-2 - F-3	Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000
F-4	Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000
F-5	Statements of Stockholders' Equity for the years ended December 31, 2001 and December 31, 2000
F-6 - F-8	Statements of Consolidated Cash Flows for the years ended December 31, 2001 and December 31, 2000
F-9 - F-35	Notes to Consolidated Financial Statements

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The table below shows certain information about our directors, executive officers and significant employees:

Name	Age	Principal Positions
Directors and Executive Officers
John P. Mitola	38	Chief Executive Officer and Director
Jeffrey R. Mistarz	44	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Denis Enberg	54	Senior Vice President, Engineering
Eric G. Pitcher	50	Senior Vice President, Marketing and Sales
Michael S. Stelter	46	Vice President, Sales and Director
David Asplund	44	Director
Frederic F. Brace	45	Director(3)
W. Scott Harlan	40	Director(4)
Robert J. Manning	60	Director(1)(2)
Kevin P. McEneely	54	Director
Gerald A. Pientka	47	Director(1)(2)
Robert D. Wagner, Jr.	61	Director(1)(2)(3)

(1)
Member of our Audit Committee.

(2)
Member of our Compensation Committee.

(3)
Messrs. Brace and Wagner were appointed effective October 17, 2001 by the holders of our Series A Convertible Preferred Stock. Mr. Brace was appointed collectively by Morgan Stanley Dean Witter Equity Funding, Inc. and Originators Investment Plan, L.P., and Mr. Wagner was appointed by Duke Capital Partners, LLC. Newcourt Capital USA, Inc. has not yet appointed a director.

(4)
Mr. W. Scott Harlan was appointed by EP Power Finance, L.L.C. effective June 1, 2002. Mr. Harlan is a Managing Director of EP Power Finance, L.L.C. Mr. Harlan recently announced his intent to resign from the Board effective March 31, 2003.

        Our Board of Directors is currently authorized for a membership of twelve directors. As of February 28, 2003, our Board of Directors had three vacancies, of which one is to be appointed by the holders of our Series A Convertible Preferred Stock.

        John P. Mitola has been one of our directors since November 1999 and has been our chief executive officer since January 2000. From August 1993 until joining us, Mr. Mitola was with Unicom Thermal Technologies (now Exelon Thermal Technologies), Unicom (now Exelon) Corporation's largest (at that time) unregulated subsidiary, serving most recently as vice president and general manager. Mr. Mitola led the growth of Unicom Thermal through the development of Unicom Thermal's Northwind™ ice technology and through thermal energy joint ventures between Unicom Thermal and several leading electric utility companies across North America. Prior to his appointment at Unicom Thermal, Mr. Mitola was director of business development for Commonwealth Edison Company, the local electric utility serving Chicago, Illinois and the northern Illinois region.

        Jeffrey R. Mistarz has been our chief financial officer since January 2000, our treasurer since October 2000 and our assistant secretary since February 2003. From January 1994 until joining us, Mr. Mistarz served as chief financial officer for Nucon Corporation, a privately held manufacturer of material handling products and systems, responsible for all areas of finance and accounting, managing capital and shareholder relations. Prior to joining Nucon, Mr. Mistarz was with First Chicago Corporation (now Bank One Corporation) for 12 years where he held several positions in corporate lending, investment banking and credit strategy.

        Denis Enberg has been our Senior Vice President of Engineering since Electric City acquired his company, Great Lakes Controlled Energy, in June 2001. Mr. Enberg co-founded Great Lakes Controlled Energy Corp in 1985. From 1975 to 1985 he was president of C.E. Electric Incorporated, a Chicago licensed commercial and industrial electrical contracting firm that also specialized in industrial automation and controls. Mr. Enberg is a charter life member of the Association of Energy Engineers and holds certifications as "Certified Energy Manager", "Certified Lighting Efficiency Professional" and "Certified Demand-Side Management" professional and is considered one of the early pioneers in the building automation industry.

        Eric G. Pitcher has been with Electric City Corp. since November 2002 when he joined the organization as Senior Vice President, Marketing and Sales. From December 2001 until he joined us, Mr. Pitcher served as the Director, National Account Sales for Tractebel Energy Services, a subsidiary of the multi-billion dollar Suez Corporation, a multi-national conglomerate of energy, water and waste management companies. From 1997 to 2001, Mr. Pitcher was Director of Account Management-Midwest Region, at Enron Energy Services, Inc. From 1990-1997, Mr. Pitcher served as Manager, International Business Development and Principal, Business Development for Northern Indiana Public Service Co. (NIPSCO), a wholly owned subsidiary of Nisource, Inc.

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

        David R. Asplund was nominated to our board of directors during June 2002. Mr. Asplund is, and has been, the founder and President of Delano Group Securities, LLC since October 1999. From March 1995 through October 1999, Mr. Asplund was employed by Bear, Stearns and Company, Inc., serving as a Senior Managing Director from July 1997 until October 1999.

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

        W. Scott Harlan was appointed a director during June 2002 by the holders of our Series A Convertible Preferred Stock. Mr. Harlan is currently Vice President of EP Power Finance, L.L.C. and Managing Director of El Paso Merchant Energy Company North America, a merchant energy subsidiary of El Paso Corporation. Mr. Harlan has been with EP Power Finance and El Paso Merchant Energy since November 2000. Mr. Harlan previously served as a vice-president of Cinergy Capital Services from July 1997 to October 1999, and served in several electricity marketing positions with Koch Energy Services from September 1995 to July 1997. Prior to joining Koch, Mr. Harlan served for ten years in a number of positions in the power generation, marketing and demand-side management for Delmarva Power and Light Company.

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

        Robert D. Wagner, Jr. has been one of our directors since October 2001 and is an appointee of the holders of our Series A Convertible Preferred Stock. Mr. Wagner is currently a partner of Rivington Capital, an NASD registered broker/dealer specializing in debt and equity placements for independent oil and gas producers. Mr. Wagner served as Managing Director the corporate finance group of Arthur Andersen LLP from May 1999 until his retirement in April 2001. From June 1998 through May 1999, Mr. Wagner served as Managing Director of M2 Capital. From April 1989 through June 1998, Mr. Wagner served as Managing Director for Bankers Trust/BT Alex Brown.

Board Committees

        Our board of directors currently has the following committees:

  •
  The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports any substantive issues found during the audit to the Board. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of our independent auditors. In addition, the committee also reviews and approves all transactions with affiliated parties and performs such other duties as are specified in the Audit Committee Charter, as amended from time to time. The members of the audit committee are Messrs. Manning, Pientka, and Wagner, all of who are independent directors.

  We do not, at the present time, have a "financial expert", as that term is defined in the SEC Regulation S-B, on our Audit Committee. Only one member of our Board would qualify as a financial expert, but he is currently unable to serve on our audit committee due to other time commitments. We are attempting to find an individual who would meet the requirements for a financial expert and is willing to become a director and to serve on our audit committee.

  •
  Compensation Committee. The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company's executive and senior management, subject to approval of the Board as a whole. The members of the compensation committee are Messrs. Manning, Pientka, and Wagner.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities Exchange Commission and the American Stock Exchange reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports filed.

        Based solely upon a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during 2002 the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that: Mr. Stelter was late in reporting two transactions; Mr. Hoppensteadt was late in reporting one transaction; Mr. Pitcher was late in reporting one transaction; Mr. McEneely was late in reporting two transactions; Mr. Conant was late in reporting two transaction; NCVC was late in reporting two transactions; DYDX was late in reporting two transactions.

Item 10. Executive Compensation

Summary Compensation Table

        The following table summarizes the total compensation paid or awarded to each of our executive officers and to other officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2002. There were no bonuses awarded for the fiscal year ended December 31, 2001.

		Annual Compensation							Long Term Compensation
Name and Principal Position	Year Ended	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Securities Underlying Options (#)
John P. Mitola(1)	12/31/02		$345,900		—		$5,325	(5)	—
our chief executive officer	12/31/01 12/31/00	$ $	350,000 350,000	$	— 140,000	$ $	14,370 9,190	(5) (5)	— 1,000,000
William A. Karambelas(2)	12/31/02		$202,789		—		$1,575	(6)	—
our senior vice president of sales	12/31/01 12/31/00		$167,197 —		— —		$110 —	(6)	150,000 —
Greg Rice(3)	12/31/02		$147,692		$40,000		$882	(7)	—
Our senior vice president and general counsel	12/31/01 12/31/00	$ $	150,000 75,000		— —		— —		— 150,000
Jeffrey R. Mistarz(4)	12/31/02		$172,308		—		$7,945	(8)	—
our chief financial officer and treasurer	12/31/01 12/31/00	$ $	175,000 175,000	$	— 70,000	$ $	7,657 2,320	(8) (8)	— 200,000

(1)
Mr. Mitola, entered into an employment agreement with us on November 18, 1999 for a term of three years which became effective on January 3, 2000 and ending on December 31, 2002. Effective as of Janaury 1, 2000, options with an exercise price of $7.00 per share that vest over the term of the agreement were granted to Mr. Mitola pursuant to his employment agreement.

(2)
Mr. Karambelas' employment with the Company became effective on April 1, 2001. Mr. Karambelas is not an executive officer of the Company but is included for purposes of compensation disclosure. As part of Mr. Karambelas' offer of employment, he was granted options with an exercise price of $7.00 per share that vest over a four-year period.

(3)
Mr. Rice's employment with the Company became effective on July 5, 2000. Mr. Rice is not an executive officer of the Company but is included for purposes of compensation disclosure. As part of Mr. Rice's offer of employment he was granted options with exercise prices between $7.00 and $9.00 per share that vest over a three-year period.

(4)
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

(6)
This represents the cost of long-term disability insurance for Mr. Karambelas.

(7)
This represents the cost of long-term disability insurance for Mr. Rice.

(8)
This represents the cost of life insurance and long-term disability insurance for Mr. Mistarz.

Employment Agreements

        Effective January 3, 2000, we entered into an employment agreement with John Mitola, our chief executive officer, for a three-year period ending on December 31, 2002. The agreement provided for a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we meet or exceed the terms of our annual business plan. The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Mitola's business-related cellular phone calls.

        Under the employment agreement, we granted to Mr. Mitola an option to purchase 1,000,000 shares of our common stock at $7.00 per share, which became exercisable with respect to 333,334 shares on December 31, 2000, 333,333 shares on December 31, 2001 and which will become exercisable with respect to 333,333 shares on December 31, 2002. Mr. Mitola has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options but has waived such rights with respect to registrations undertaken on behalf of the holders of our Series A Convertible Preferred Stock.

        Effective January 1, 2003, we entered into a new employment agreement with John Mitola for a three-year period ending on December 31, 2005. The new agreement, which was structured to place more emphasis on achieving important corporate milestones, reduced Mr. Mitola's base salary to $250,000 per year, but provides for a discretionary bonus of up to one hundred percent of his annual salary payable if he meets or exceeds certain annual goals as establish by the Board of Directors, and a guaranteed bonus of $250,000 upon the achievement of two consecutive calendar quarters of positive net income by the Company (such net income to be that as reflected in the Company's quarterly reports filed with the Securities and Exchange Commission). The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Mitola's business-related expenses.

        Under the new employment agreement, we granted to Mr. Mitola an option to purchase 750,000 shares of our common stock at a price per share of $0.845, which is equal to the average closing price of the Company's common stock as measured over the thirty (30) trading day period prior to the effective date of the contract. The options granted under the employment contract vest 250,000 shares on each December 31st of 2003, 2004 and 2005.

        The employment agreement imposes on Mr. Mitola non-competition, non-solicitation and confidentiality agreements.

        On January 14, 2000, we entered into an employment agreement with Jeffrey Mistarz, our chief financial officer and treasurer, for a term of three years commencing on January 1, 2000 and ending on December 31, 2002. The agreement provided for a salary of $175,000 per year and a discretionary bonus payable if Mr. Mistarz attained established performance goals agreed upon by Mr. Mistarz and our chief executive officer.

        Under the employment agreement, we granted to Mr. Mistarz an option to purchase 200,000 shares of our common stock at $7.00 per share which vested with respect to 66,667 shares on December 31, 2000, 66,667 shares on December 31, 2001 and with respect to 66,666 shares on December 31, 2002. Upon vesting, the options become exercisable over a three-year period beginning on the vesting date.

        The employment agreement imposes on Mr. Mistarz non-competition, non-solicitation and confidentiality agreements.

        Mr. Mistarz and the Company are currently negotiating a renewal of his employment contract which is expected to run through December 31, 2005.

2002 Option Grants

        The following table sets forth information regarding stock option grants made to each of the above named executive and principal officers during the fiscal year ended December 31, 2002.

Name	Number of Shares Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Period	Exercise Price ($/Share)	Expiration Date
John P. Mitola	0	—	—	—
William A. Karambelas	0	—	—	—
Greg Rice	0	—	—	—
Jeffrey R. Mistarz	0	—	—	—

2002 Option Values

        The following table sets forth information regarding the number and value of unexercised options held by each of the above named executive and principal officers as of December 31, 2002. None of our named executive or principal officers hold any stock appreciation rights and none of them exercised any options during the fiscal year ended December 31, 2002.

	Number of Shares Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-the-Money Options at December 31, 2002 ($)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Mitola	1,000,000	0	$0	$0
William A. Karambelas	37,500	112,500	$0	$0
Greg Rice	37,500	112,500	$0	$0
Jeffrey R. Mistarz	133,334	66,666	$0	$0

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

        As of December 31, 2002, there were 1,300,000 shares of Common Stock reserved under the Plan. The Company granted options to purchase 295,238 under the plan during 2002, and options to purchase 493,913 shares were outstanding under the Plan as of December 31, 2002.

Director Compensation

        Effective April 1, 2000, the Company adopted a stock option plan for all independent directors. The plan provides that eligible directors receive an initial option grant upon being appointed to our Board of Directors to purchase 75,000 shares of our common stock at a price equal to the greater of the closing price of our common stock on the grant date, and $1.00. These options have a term of ten years and vest in three equal amounts, beginning on the grant date and each of the next two anniversary dates of the grant, assuming the individual is still a member of the Board of Directors on such anniversary date. Mr. Asplund received options pursuant to this provision of our director's option plan.

        Eligible directors are also granted additional options to purchase 25,000 shares of our common stock on the anniversary of their appointment to the Board, if they are still a member of the Board of Directors on such anniversary date. These options have an exercise price equal to the greater of the closing price of our common stock on the grant date, and $1.00. These options also have a term of ten years and vest in three equal amounts, beginning on the grant date and each of the next two anniversary dates of the grant, assuming the individual is still a member of the Board of Directors on such anniversary date. Messrs. Brace, Harland, Manning, Pientka and Wagner received options pursuant to this provision of our director's option plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following tables list certain information, as of February 28, 2003, regarding the beneficial ownership of our outstanding common stock by (1) each of our directors and named executive officers, the persons known to us to beneficially own greater than 5% of our common stock and our directors and executive officers, as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted, (1) the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them and (2) the address of each person listed in the following table (unless otherwise noted) is c/o Electric City Corp., 1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410.

Name	Shares Directly Held		Shares Issuable Upon Exercise of Preferred Stock	Shares Issuable Upon Exercise of Warrants		Shares Issuable Upon Exercise of Options		Total	%
Directors, Executive Officers and 5% Holders
Joseph C. Marino	7,379,754	(1)	—	—		2,150,000	(2)	9,529,754	26.83%
Pino Manufacturing, LLC	6,819,888		—	—		2,150,000		8,561,852	24.29%
NCVC, L.L.C.(3)	3,962,699		—	—		1,000,000	(5)	4,966,699	14.44%
Victor Conant	3,962,699		—	—		1,000,000	(5)	4,966,699	14.44%
Kevin P. McEneely	3,962,699	(4)	—	—		1,000,000	(5)	4,966,699	14.44%
DYDX Consulting LLC(6)	2,730,500	(8)	—	—		947,546	(7)	3,864,000	10.38%
Nikolas Konstant	2,730,500		—	—		947,546	(7)	3,864,000	10.38%
Newcourt Capital Securities, Inc.(9)	80,217		4,564,101	4,064,830		—		8,709,148	20.74%
Newcourt Capital USA, Inc.(10)	80,217		4,564,101	4,064,830	(11)	—		8,709,148	20.74%
EP Power Finance, L.L.C.(10)	80,217		4,602,317	750,000		58,334	(13)	5,490,868	14.16%
Duke Capital Partners, LLC(10)	80,217		4,602,317	750,000		—		5,432,534	14.03%
Morgan Stanley Dean Witter Equity Funding, Inc.(10)(12)	80,217		4,602,317	750,000		—		5,432,534	14.03%
Leaf Mountain Company, LLC(10)	45,122		3,340,874	421,875		—		3,807,871	10.25%
Richard Kiphart(14)	30,082		2,116,426	500,000		281,250		2,927,758	8.07%
John P. Mitola(15)	18,456		—	—		1,000,000		1,018,456	2.96%
Jeffrey R. Mistarz	9,200		—	—		133,333		142,533	*
William A Karambelas(16)	1,000		—	—		75,000		76,000	*
Greg Rice(16)	—		—	—		50,000		50,000	*
Michael S. Stelter	1,117,652		—	—		—		1,117,652	3.35%
David Asplund	57,412		—	—		—		47,412	*
Frederic F. Brace	—		—	—		58,334		58,334	*
W. Scott Harlan	—		—	—		—	(13)	—	*
Robert J. Manning	2,000		—	—		75,001		77,001	*
Gerald A. Pientka(10)	22,000		—	—		75,001		97,001	*
Robert D. Wagner, Jr.	—		—	—		58,334		58,334	*
All directors and executive officers as a group (13 persons)**	5,182,419		—	—		2,525,003		7,707,422	21.47%

*
Denotes beneficial ownership of less than 1%.

**
Eliminates duplication

(1)
Includes 6,819,888 shares held of record by Pino Manufacturing, LLC ("Pino"). Mr. Marino holds a 100% membership interest in Pino and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by Pino and, therefore, is deemed to be the beneficial owner of these shares.

(2)
Includes options to acquire 1,700,000 shares of common stock at $1.10 per share held by Pino. In addition, Mr. Marino holds options to acquire 450,000 shares of common stock at $3.50 per share, which he received as our Chairman prior to his resignation in December 2000.

(3)
The business address of NCVC, L.L.C. ("NCVC") is 6245 West Howard St., Niles, Illinois 60714.

(4)
Includes 3,966,699 shares held of record by NCVC. Messrs. Conant and McEneely are managers and members of NCVC, and, in said capacities, share voting and investment power with respect to shares of common stock held by NCVC. Therefore, they are deemed to be the beneficial owners of these shares.

(5)
Includes options to acquire 1,000,000 shares of common stock at $1.10 per share held by NCVC.

(6)
The business address of DYDX Consulting, LLC ("DYDX") is 221 N. LaSalle Street, Suite 3900, Chicago, Illinois 60601.

(7)
Includes options to acquire 947,546 shares of common stock at $1.10 per share held by DYDX.

(8)
Includes 2,730,500 shares held of record by DYDX. Mr. Konstant holds a 100% membership interest in DYDX and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by DYDX and, therefore, is deemed to be the beneficial owner of these shares.

(9)
Newcourt Capital Securities, Inc. ("Newcourt Capital Securities"), a registered broker-dealer, was issued warrants to purchase 3,314,830 shares of the Company's Common Stock at a price of $1.00 per share in consideration for purchasing $3,200,000 of Convertible Senior Subordinated Promissory Notes from the Company during the second quarter of 2001 and for acting as placement agent for the Company's issuance of its Series A Convertible Preferred Stock, which transaction closed on September 7, 2001 (see following note). Newcourt Capital Securities, Inc. is a wholly owned subsidiary of Newcourt Capital USA, Inc. Accordingly, Newcourt Capital USA is deemed to be the beneficial owner of shares held by Newcourt Capital Securities.

(10)
On September 7, 2001, we closed our Series A Convertible Preferred Stock transaction with a group of investors and issued the following securities for an aggregate purchase price of $16,000,000:

  •
  400,000 shares of our Series A Convertible Preferred Stock ("Series A Preferred Stock") to each of Newcourt Capital USA, Inc. ("Newcourt"), Duke Capital Partners, LLC ("Duke Capital"), and EP Power Finance, L.L.C. ("EPP"), 380,000 shares of our Series A Convertible Preferred Stock to Morgan Stanley Dean Witter Equity Funding, Inc. ("Morgan Stanley") and 20,000 shares of our Series A Convertible Preferred Stock to Originators Investment Plan, L.P. ("OIP"). OIP is an affiliate of Morgan Stanley and therefore, Morgan Stanley is deemed to be the beneficial owner of shares held by OIP. Each share of Series A Preferred Stock is convertible into 10 shares of our common stock.

  •
  Warrants to purchase 100,000 shares of our Series A Preferred Stock to each of Newcourt, Duke Capital and EPP, warrants to purchase 95,000 shares of our Series A Preferred Stock to Morgan Stanley and warrants to purchase 5,000 shares of our Series A Preferred Stock to OIP. These warrants expired unexercised on September 7, 2002.

  •
  80,217 shares of our Common Stock to each of Newcourt, Duke Capital and EPP, 76,206 shares of our Common Stock to Morgan Stanley and 4,011 shares of our common stock to OIP.

  •
  Warrants to purchase 750,000 shares of our Common Stock to each of Newcourt, Duke Capital and EPP, warrants to purchase 712,500 shares of our Common Stock to Morgan Stanley and warrants to purchase 37,500 shares of our Common Stock to OIP. These warrants are initially exercisable at $1.00 per share.

  •
  The Company has declared and paid dividends on the aforementioned preferred stock in the form of additional shares of preferred stock. As of December 31, 2002, the additional shares of Series A Preferred Stock issued as dividends total 237,105 shares.

  Additional information regarding each of these investors is as follows:

    •
    The business address of Newcourt Capital USA, Inc. is 1211 Avenue of the Americas, 22nd Floor, New York, New York 10036.

    •
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

    •
    The business address of Morgan Stanley Dean Witter Equity Funding, Inc. is 1585 Broadway, New York, New York 10036.

    •
    MSDW OIP Investors, Inc., is an affiliate of Morgan Stanley Dean Witter Equity Funding, Inc., and is also the sole general partner of OIP. The business address of Originators Investment Plan, L.P. is 1585 Broadway, New York, New York 10036.

  On November 29, 2001, we closed on an additional issuance of our Series A Convertible Preferred Stock with Leaf Mountain Company, LLC ("Leaf Mountain") and issued the following securities for an aggregate purchase price of $3,000,000:

    •
    300,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of our Common Stock.

    •
    Warrants to purchase 75,000 shares of our Series A Preferred Stock. These warrants are initially exercisable at $10.00 per share and each share of Series A Preferred Stock is convertible into 10 shares of our Common Stock.

    •
    45,122 shares of our common stock.

    •
    Warrants to purchase 421,875 shares of our Common Stock. These warrants are initially exercisable at $1.00 per share.

    •
    The Company has declared and paid dividends on the aforementioned preferred stock in the form of additional shares of preferred stock. As of December 31, 2002, the additional shares of Series A Preferred Stock issued as dividends total 34,087 shares.

  Additional information regarding Leaf Mountain is as follows:

    •
    The business address of Leaf Mountain is 190 South LaSalle Street, Suite 1700, Chicago, Illinois, 60603.

    •
    Mr. Gerald Pientka, who is one of our directors, is also a member of Leaf Mountain. Of the $3,000,000 invested by Leaf Mountain in the Company's Series A Convertible Preferred Stock, Mr. Pientka, through Leaf Mountain, contributed $75,000. It is the policy of the Company that any officer or director who has a direct or indirect conflict in a contemplated or pending business matter must abstain from discussions or votes of our board of directors regarding such matter. Accordingly, Mr. Pientka did not participate in any such discussions or votes relating to the sale to Leaf Mountain. In addition, Mr. Pientka was not aware of any matters involving or affecting the Company that were not disclosed to Leaf Mountain by the Company during the due diligence review conducted prior to the closing of the transaction.

(11)
Includes warrants to acquire 3,314,830 shares of common stock at an initial exercise price of $1.00 per share held by Newcourt Capital Securities, Inc.

(12)
Morgan Stanley is a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. OIP is a limited partnership, of which the sole general partner is MSDW OIP Investors, Inc., also a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Accordingly, Morgan Stanley is an affiliate of, and is deemed to be the beneficial owner of the shares held by, OIP.

(13)
Reflects stock options awarded to Paul McGlinn, a former director, and W. Scott Harlan, a current director, of the Company, pursuant to the Directors Stock Option Program. The policies of EP Power Finance, L.L.C., who was Mr. McGlinn's employer and is Mr. Harlan's current employer, provide that director compensation be paid to the company rather than to the individual.

(14)
On May 22, 2002, our board of directors approved the designation of up to 337,500 shares of our preferred stock as "Series C Convertible Preferred Stock" and approved the issuance of such stock. On June 4, 2002, we closed on an issuance of our Series C Convertible Preferred Stock with Mr. Richard Kiphart, an individual, and issued the following securities for an aggregate purchase price of $2,000,000:

  •
  200,000 shares of our Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible into 10 shares of our Common Stock.

  •
  Warrants to purchase 50,000 shares of our Series C Convertible Preferred Stock. These warrants are initially exercisable at $10.00 per share and each share of Series A Preferred Stock is convertible into 10 shares of our Common Stock.

  •
  30,082 shares of our Common Stock.

  •
  Warrants to purchase 281,250 shares of our Common Stock. These warrants are initially exercisable at $1.00 per share.

  •
  The Company has declared and paid dividends on the aforementioned preferred stock in the form of additional shares of preferred stock. As of December 31, 2002, the additional shares of Series C Preferred Stock issued as dividends total 11,643 shares.

  Additional information regarding Mr. Kiphart is as follows:

    •
    The business address of Mr. Kiphart is c/o William Blair & Company, LLC, 222 W. Adams Street, Chicago, Illinois 60606.

(15)
Includes 13,706 shares owned by Mr. Mitola's wife, for which he disclaims beneficial ownership.

(16)
Messrs. Karambelas and Rice are not executive officers but are included for disclosure purposes.

Item 12. Certain Relationships And Related Transactions

        On May 24, 1999, we purchased from Mr. Marino most of the assets of Marino Electric for a purchase price of $3,888,000, consisting of $1,792,000 in cash and 1,600,000 shares of our common stock. The purchase price of $3,880,000 exceeded the fair value of the assets acquired by approximately $3,363,000. Under the terms of the purchase agreement, we were obligated to pay the cash portion of the purchase price upon the closing of our private issuances of common stock that commenced in July 1999. In May 2000, Mr. Marino waived this requirement and instead received a payment of $820,000 in cash and a subordinated secured term note for the principal amount of $972,000 at an interest rate of 10% per annum, payable in equal installments over 24 months and requiring principal and interest payments of $44,928 per month. The note was paid off in May 2002. Our board, including the members not affiliated with Marino Electric, negotiated and approved the terms of this transaction on our behalf and believed that they were as favorable to us as if negotiated with an unaffiliated third party.

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

        On January 5, 2000, we entered into a distributor agreement with Electric City of Southern California L.L.C., of which Mr. Marino is a member, which provides for an initial term of 10 years. The agreement grants to Electric City of Southern California a distribution territory that extends from Monterrey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms that are substantially similar to those of our other distributor agreements and as favorable to us as if negotiated with an unaffiliated third party.

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

        Our subsidiary, Switchboard Apparatus, Inc. paid $152,870 and $328,323 during 2002 and 2001, respectively, to Harbrook Tool and Manufacturing Company ("Harbrook") for manufacturing and installing safety devices to distribution panels made by various manufacturers. A minority owner of Harbrook is Mr. Terry Hoppensteadt, who is a brother of Dale Hoppensteadt, the president of Switchboard Apparatus. We believe the amounts paid for such work are consistent with that which would be paid to an unrelated third party.

        One of our wholly-owned subsidiaries, Switchboard Apparatus, Inc., leases its manufacturing facilities in Broadview, Illinois from owners which include Dale Hoppensteadt, the current president of Switchboard Apparatus. We paid $120,000 and $117,000 during 2002 and 2001, respectively, in lease payments. The lease was assumed with the purchase of Switchboard Apparatus, Inc. and expires in April 2004.

        Our other wholly-owned subsidiary, Great Lakes Controlled Energy Corp. ("Great Lakes"), leases its office and warehouse facility in Elk Grove Village, Illinois from Eugene Borucki and Denis Enberg, the former owners of Great Lakes who are currently officers of our Company. We paid $120,000 and $70,000 during 2002 and 2001, respectively, in lease payments. The lease commenced with the purchase of Great Lakes in June 2001 and expires in June 2004.

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
3.1	Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form 10-SB filed on January 11, 2000 (No. 0-2791)).
3.2*	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.
3.3*	Bylaws of the Company, as amended.
3.5*	Certificate of Amendment to Certificate of Incorporation, dated August 6, 2002.
3.6*	Charter of Audit Committee, as restated.
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
4.17
Securities Purchase Agreement dated as of May 31, 2002 between Electric City Corp. and Richard Kiphart.(Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642) ).
4.18
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 3, 2002. (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
4.19
Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 11, 2002 (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
4.19
Consent and Amendment, dated as of June 4, 2002, By and Among Electric City Corp., Newcourt Capital USA, Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, Newcourt Capital Securities, Inc., and Richard P. Kiphart. (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
4.20
Joinder and First Amendment to Stockholders Agreement, dated as of June 4, 2002, By and Among Electric City Corp., Newcourt Capital USA, Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, and Richard P. Kiphart. (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
4.21
Joinder and First Amendment to Investors Rights Agreement, dated as of June 4, 2002, By and Among Electric City Corp., Newcourt Capital USA, Inc., Newcourt Capital Securities, Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, and Richard P. Kiphart. (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).

4.22
Stock Trading Agreement, dated as of June 4, 2002, between Electric City Corp. and Richard P. Kiphart. (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
4.23	2001 Stock Incentive Plan (Incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 0-2791))
4.24*	Securities Purchase Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.
4.25*	Stock Trading Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.
4.26*	Securities Purchase Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners
4.27*	Stock Trading Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners
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
10.33
Warrant Certificate to Purchase 50,000 shares of Series C Convertible Preferred Stock Par Value $0.01 Per Share, of Electric City Corp. issued to Richard Kiphart (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
10.34
Warrant Certificate to Purchase 281,250 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard Kiphart. (Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642)).
10.35
Loan Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, Electric City Corp., Switchboard Apparatus, Inc. and Great Lakes Controlled Energy Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (No. 0-2791))
10.36
Mortgage made as of the 29th day of May, 2002 by Electric City Corp. and American Chartered Bank. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (No. 0-2791))
10.38
Revolving Note made and entered into on the 29th day of May, 2002, by and among American Chartered Bank and Electric City Corp., Switchboard Apparatus Inc. and Great Lakes Controlled Energy Corporation.
10.39
Mortgage Note made and entered into on the 29th day of May, 2002, by and among American Chartered Bank and Electric City Corp., Switchboard Apparatus Inc. and Great Lakes Controlled Energy Corporation.
10.40	Term Note made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Electric City Corp.
10.41	Security Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Electric City Corp.
10.42	Security Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Switchboard Apparatus, Inc.
10.43	Security Agreement made and entered into on the 29th day of May, 2002, by and among American Chartered Bank, an Illinois banking association, and Great Lakes Controlled Energy Corporation.
10.44	Stock Pledge Agreement made and entered into on the 29th day of May, 2002, by and between Electric City Corp., a Delaware corporation, and American Chartered Bank, an Illinois banking association.

10.45*	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.
10.46*	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.
10.47*	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to SF Capital Partners.
10.48*	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.
10.49**	Employment Agreement, dated as of January 13, 2003, between the Company and John Mitola
21	List of subsidiaries (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed August 16, 2001 (No. 333-67642)).
24	Power of Attorney (included on page 51 of this Annual Report on Form 10-KSB)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included on page 54 of this Annual Report on Form 10-KSB)

*
Filed herewith

**
Required to be filed with this report

(b)
We did not file any report on Form 8-K during the last quarter of the period covered by this report.

ITEM 14. Controls and Procedures

        (a)  Explanation of disclosure controls and procedures. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, such officers concluded that, other than as disclosed below, the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

        In addition, the Company's Chief Executive Officer and Chief Financial Officer considered the recommendations of the Company's external auditors made during the fiscal year's audit, which identified a material weakness in an internal control. The Company has implemented corrective action to address the material weakness identified.

        (b)  Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.
	By:	/s/ JOHN P. MITOLA John P. Mitola Chief Executive Officer
March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date
/s/ JOHN P. MITOLA John P. Mitola Chief Executive Officer & Director (principal executive officer)	March 31, 2003
/s/ JEFFREY R. MISTARZ Jeffrey R. Mistarz Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

POWER OF ATTORNEY

        The undersigned hereby constitutes and appoints John Mitola and Jeffrey Mistarz, and each of them, as his true and lawful attorneys-in-fact and agents, jointly and severally, with full power of substitution and resubstitution, for and in his stead, in any and all capacities, to sign on his behalf this Form 10-KSB, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission and granting unto said attorneys-in-fact and agents, and each of them, jointly and severally, the full power and authority to do and perform each and every act and thing necessary or advisable to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, jointly or severally, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN MITOLA John Mitola	Chief Executive Officer	March 24, 2003
/s/ JEFFREY MISTARZ Jeffrey Mistarz	Chief Financial Officer & Treasurer	March 24, 2003
/s/ ROBERT MANNING Robert Manning	Chairman of the Board	March 25, 2003
/s/ FREDERIC BRACE Frederic Brace	Director	March 24, 2003
/s/ W. SCOTT HARLAN W. Scott Harlan	Director	March 24, 2003
/s/ KEVIN MCENEELY Kevin McEneely	Director	March 25, 2003
/s/ MICHAEL STELTER Michael Stelter	Director	March 26, 2003
/s/ ROBERT WAGNER, JR. Robert Wagner, Jr.	Director	March 25, 2003

Certification

        I, John P. Mitola, certify that:

1.
I have reviewed this annual report on Form 10-K of Electric City Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ JOHN P. MITOLA Chief Executive Officer

Certification

        I, Jeffrey R. Mistarz, certify that:

1.
I have reviewed this annual report on Form 10-K of Electric City Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003
/s/ JEFFREY R. MISTARZ Chief Financial Officer and Treasurer

Exhibit 99.1

CERTIFICATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350, as adopted), John P. Mitola, the Chief Executive Officer of Electric City Corp. (the "Company"), and Jeffrey R, Mistarz, the Chief Financial Officer of the Company, each hereby certifies that, to his knowledge:

  1.
  The Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

  2.
  The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the periods covered by the Periodic Report and the results of operations of the Company for the periods covered by the Periodic Report.

        This certification accompanies the Periodic Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

        In Witness Whereof, the undersigned have set their hands hereto as of the 31st day of March, 2003.

/s/ JOHN P. MITOLA John P. Mitola Chief Executive Officer	/s/ JEFFREY R. MISTARZ Jeffrey R. Mistarz Chief Financial Officer

Report of Independent Certified Public Accountants

Electric City Corp.
Elk Grove Village, Illinois

        We have audited the accompanying consolidated balance sheets of Electric City Corp. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric City Corp. at December 31, 2002 and 2001, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

BDO SEIDMAN, LLP
Chicago, Illinois February 21, 2003, except Note 20, which is as of February 27, 2003

Electric City Corp.

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$1,555,904	$5,486,073
Accounts receivable, less allowance for doubtful accounts of $410,000 and $256,000 at December 31, 2002 and 2001, respectively (Note 18)	2,681,772	2,772,773
Inventories (Note 5)	2,596,218	1,654,634
Prepaid expenses and other, including $31,000 notes receivable From employees as of December 31, 2001	116,210	128,849

Total Current Assets	6,950,104	10,042,329
Net Property and Equipment (Note 6)	1,539,919	1,767,576
Cost in Excess of Assets Acquired	416,573	4,623,445
Other Assets	1,955	2,513

	$8,908,551	$16,435,863

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Balance Sheets

	December 31,
	2002	2001
Liabilities and Stockholders' Equity
Current Liabilities
Line of credit (Note 9)	$500,000	$—
Current maturities of long-term debt (Note 11)	148,531	356,438
Accounts payable	1,732,719	1,310,852
Accrued expenses (Note 7)	972,584	417,397
Deferred revenue	50,000	487,596

Total Current Liabilities	3,403,834	2,572,283

Deferred Revenue	279,166	329,167

Long-Term Debt, less current maturities (Note 11)	941,260	1,077,580

Commitments (Note 14)
Stockholders' Equity (Notes 15, 16 and 17)
Preferred stock, $.01 par value; 5,000,000 shares authorized,
Series A—2,171,192 and 1,966,993 issued and outstanding as of December 31, 2002 and December 31, 2001, respectively (liquidation value of $43,424,000 and $39,340,000 at December 31, 2002 and December 31, 2001, respectively)	21,712	19,670
Series C—211,643 and 0 issued and outstanding as of December 31, 2002 and December 31, 2001, respectively (liquidation value of $4,233,000 and $0 at December 31, 2002 and December 31, 2001, respectively)	2,116	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 32,283,335 issued as of December 31, 2002 and 31,113,842 issued as of December 31, 2001	3,229	3,112
Additional paid-in capital	47,150,313	44,215,331
Accumulated deficit	(42,884,579)	(31,772,780)

	4,292,791	12,465,333
Less treasury stock, at cost, 1,000 shares as of December 31, 2002 and December 31, 2001	(8,500)	(8,500)

Total Stockholders' Equity	4,284,291	12,456,833

	$8,908,551	$16,435,863

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Operations

	Year ended December 31, 2002	Year ended December 31, 2001
Revenue	$11,766,272	$9,624,206

Expenses
Cost of sales	11,460,423	9,187,341
Selling, general and administrative	7,150,043	9,946,324
Impairment Loss	108,000	—

	18,718,466	19,133,665

Operating loss	(6,952,194)	(9,509,459)

Other Income (Expense)
Interest income	23,275	71,322
Interest expense	(79,008)	(3,532,940)

Total other income (expense)	(55,733)	(3,461,618)

Loss before cumulative effect of accounting change	(7,007,927)	(12,971,077)
Cumulative effect of accounting change	(4,103,872)	—

Net Loss	(11,111,799)	(12,971,077)

Less Preferred Stock Dividends	(4,111,107)	(20,118,939)

Net Loss Available to Common Shareholders	$(15,222,906)	$(33,090,016)

Basic and diluted loss per common share before cumulative accounting change	$(0.36)	$(1.10)
Cumulative effect of accounting change	(0.13)	—
Basic and Diluted Loss Per Common Share	$(0.49)	$(1.10)

Weighted Average Common Shares Outstanding	31,213,165	30,048,043

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Stockholders' Equity

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Series C Preferred Shares	Series C Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2000	28,944,755	$2,894	—	$—	2,000	$20	—	$—	$22,456,335	$(18,801,703)	$(8,500)	$3,649,046
Release of shares subject to rescission	10,000	1	—	—	—	—	—	—	44,999	—	—	45,000
Issuance of Series A Convertible Preferred Stock for cash (net of offering costs of $546,511)	—	—	1,500,000	15,000	—	—	—	—	14,438,489	—	—	14,453,489
Issuance of common stock to purchasers of Series A Convertible Preferred Stock	365,990	37	—	—	—	—	—	—	(37)	—	—	—
Conversion of Sr. Subordinated Promissory Note to Series A Convertible Preferred Stock	—	—	320,000	3,200	—	—	—	—	3,196,800	—	—	3,200,000
Shares of Series A Convertible Preferred Stock issued as commission on placement of Series A Convertible Preferred Stock	—	—	80,000	800	—	—	—	—	(800)	—	—	—
Shares issued for acquisition of Great Lakes Controlled Energy Corporation	212,904	21	—	—	—	—	—	—	678,479	—	—	678,500
Conversion of Series B Preferred Stock	1,472,244	147	—	—	(2,000)	(20)	—	—	(127)	—	—	—
Cumulative dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(669,933)	—	—	(669,933)
Satisfaction of accrued dividends through the issuance Preferred stock	—	—	66,993	670	—	—	—	—	669,263	—	—	669,933
Cumulative dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	(73,206)	—	—	(73,206)
Satisfaction of accrued dividends through the issuance of common stock	56,765	6	—	—	—	—	—	—	106,076	—	—	106,082
Issuance of shares in exchange for services received	25,500	3	—	—	—	—	—	—	59,809	—	—	59,812
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	392,187	—	—	392,187
Warrants issued in connection with Senior Subordinated Convertible Promissory Note	—	—	—	—	—	—	—	—	2,917,000	—	—	2,917,000
Issuance of shares upon cashless exercise of warrant	25,684	3	—	—	—	—	—	—	(3)	—	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	(12,971,077)	—	(12,971,077)

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670	—	$—	—	$—	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833
Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	—	—	—	—	—	—	200,000	2,000	1,878,257	—	—	1,880,257
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	30,082	3	—	—	—	—	—	—	(3)	—	—	—
Issuance of common stock (net of offering costs of $80,000)	1,086,957	109	—	—	—	—	—	—	919,891	—	—	920,000
Cumulative dividends on Preferred Stock	—	—	—	—	—	—	—	—	(2,158,418)	—	—	(2,158,418)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	204,199	2,042	—	—	11,643	116	2,156,260	—	—	2,158,418
Short-swing profit contribution	—	—	—	—	—	—	—	—	1,300	—	—	1,300
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	80,000	—	—	80,000
Exercise of warrant in exchange for services received	52,454	5	—	—	—	—	—	—	57,695	—	—	57,700
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	(11,111,799)	—	(11,111,799)
Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712	—	$—	211,643	$2,116	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291

See accompanying notes to consolidated financial statements.

Electric City Corp.

Statements of Cash Flows

	Year ended December 31, 2002	Year ended December 31, 2001
Cash Flows From Operating Activities
Net loss	$(11,111,799)	$(12,971,077)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired:
Cumulative effect of accounting change	4,103,872	—
Provision for bad debts	343,160	153,031
Depreciation and amortization	232,051	813,741
Amortization of capitalized cost of financing	—	186,653
Amortization of original issue discount	—	2,917,000
Issuance of shares and warrants in exchange for services received	137,700	451,999
Accrued interest on notes payable	—	103,807
Impairment of goodwill	108,000	—
Loss on disposal of fixed assets	3,151	9,586
Changes in assets and liabilities, net of acquisition
Accounts receivable	(252,138)	(138,758)
Inventories	(941,584)	370,719
Other current assets	12,639	171,771
Accounts payable	416,867	(1,419,703)
Accrued liabilities	555,167	(875,940)
Deferred revenue	(487,597)	387,596

Net cash used in operating activities	(6,880,511)	(9,839,575)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	10,500	52,099
Purchase of property and equipment	(17,487)	(121,586)

Net cash provided by (used in) investing activities	(6,987)	(69,487)

Cash Flows From Financing Activities
Payment of amounts due sellers	(219,067)	(489,647)
Borrowings (payments) on line of credit	500,000	(852,200)
Proceeds from long-term debt	1,135,000	551,414
Proceeds from issuance of senior subordinated convertible promissory note	—	3,200,000
Payments on long-term debt	(1,260,161)	(554,044)

See accompanying notes to consolidated financial statements.

	Year ended December 31, 2002	Year ended December 31, 2001
Payment of note payable to distributors	$—	$(1,356,660)
Proceeds from issuance of preferred stock	2,000,000	15,000,000
Proceeds from issuance of common stock	1,000,000	—
Issuance costs related to stock issuances	(199,743)	(546,511)
Short-swing profit contribution	1,300	—
Cash paid for deferred financing fees	—	(186,653)

Net cash provided by financing activities	2,957,329	14,765,699

Net (Decrease) Increase in Cash and Cash Equivalents	(3,930,169)	4,856,637
Cash and Cash Equivalents, at beginning of period	5,486,073	629,436

Cash and Cash Equivalents, at end of period	$1,555,904	$5,486,073

Supplemental Disclosures of Cash Flow Information
In June 2001, the Company purchased Great Lakes Controlled Energy Corporation for 212,904 shares of the Company's common stock valued at $678,500. The related assets and liabilities at the date of acquisition were as follows:
Accounts receivable (including $161,603 due from Company)		$337,358
Inventory		25,000
Property and equipment		3,011
Cost in excess of assets acquired		551,573

Assets acquired		916,942
Accounts payable		(45,396)
Accrued expenses		(193,046)
Stock issued to seller		(678,500)

		$—

See accompanying notes to consolidated financial statements.

	Year ended December 31, 2002	Year ended December 31, 2001
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$75,000	$431,000
Supplemental Disclosures of Noncash Investing and Financing Activities
Stock, warrants and options issued in exchange for services received	$137,700	$451,999
Accrual satisfied through the issuance of common stock	—	32,876
Satisfaction of accrued dividends on Series A Preferred Stock through the issuance of 204,199 and 66,993 shares of Series A Preferred stock during the years ended December 31, 2002 and 2001 respectively	2,041,992	669,933
Satisfaction of accrued dividends on Series B Preferred Stock through the issuance of 56,765 shares of common stock during the year ended December 31, 2001	—	106,082
Satisfaction of accrued dividends on Series C Preferred Stock through the issuance of 11,643 shares of Series C Preferred stock during the year ended December 31, 2002	116,426	—

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

Note 2—Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Management is in the process of negotiating additional funding through the issuance of additional equity and continues its efforts to improve profitability through expansion of the Company's business in both current and new markets. In February 2003, the Company was successfully in raising $1 million through a private equity placement (see note 20), however, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving it's operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3—Summary of Significant Accounting Policies

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

Concentration of Risk

        The Company's customers are primarily distributors of its EnergySaver product line, building owners, electrical contractors and OEM manufacturers of electrical distribution products. No single customer accounted for more than 10% of the Company's consolidated revenue during the year ended December 31, 2002, while one customer accounted for approximately 13% of the Company's consolidated revenue during the year ended December 31, 2001.

        The Company purchases its raw materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its manufacturing processes will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2002, no single supplier accounted for more than 10% of the Company's total material purchases. During the year ended December 31, 2001, one supplier accounted for approximately 16% of the Company's total material purchases.

        The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of this institution regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

  Allowance for Doubtful Accounts

        The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

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

  Cost in Excess of Assets Acquired

        Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. If it is determined that the fair values are less than the carrying amount of goodwill recorded on its Consolidated Balance Sheet, the Company must recognize an impairment in its financial statements (see summary of accounting principal regarding impairment of long-live assets). With the adoption of SFAS 142, goodwill is no longer amortized. Prior to the adoption we amortized goodwill over a ten-year period using a straight-line method.

  Impairment of Long-Lived Assets and Goodwill.

        The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on undiscounted cash flows. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. During the year ended December 31, 2002 the Company determined that the carrying value of goodwill associated with its power management business exceeded the fair value and as a result recognized an transitional impairment loss of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of the 2002 year-end assessment of the estimated fair value of its goodwill the Company determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, the Company may have to take additional charges to recognize a further write-down of the value of our acquisitions to their estimated fair values.

  Revenue Recognition

        The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet.

        Revenues and profits on long-term contracts are recorded under the percentage of completion, cost-to-cost method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

  Shipping and Handling Costs

        The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.

  Research and Development Costs

        Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were $65,000 and $289,000 for the periods ended December 31, 2002 and December 31, 2001, respectively.

  Advertising, Marketing and Promotional Costs

        Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $33,000 and $46,000 for the periods ended December 31, 2002, December 31, 2001, respectively.

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

        The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders:

	December 31,
	2002	2001
Weighted average shares issuable upon exercise of outstanding options	9,227,761	9,425,164
Weighted average shares issuable upon exercise of outstanding warrants	11,247,819	4,989,584
Weighted average shares issuable upon conversion of preferred stock	21,464,327	6,023,535

Total	41,949,291	20,438,283

  Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company's long-term debt approximates fair value based on instruments with similar terms.

  Stock-based Compensation

        At December 31, 2002, the Company has a stock-based compensation plan, which is described in Note 17. The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the 2002 or 2001 net loss as all options granted during those years had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation:

	Year ended December 31,
	2002	2001
Net Loss, as reported	$(11,112,000)	$(12,971,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for awards(1)	(1,990,000)	(4,217,000)

Pro forma net loss	$(13,102,000)	$(17,188,000)
Net loss per share
Basic and diluted—as reported	$(0.49)	$(1.10)
Basic and diluted—pro forma	$(0.55)	$(1.24)

(1)
All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994—that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

  Warranty Obligations

        The Company warrants to the purchasers of its EnergySaver line of products that the product will be free of defects in material and workmanship for one year from the date of installation. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 8 for additional information about the Company's warranty liability.

  Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic assumptions to model its power management business and building control and automation business, it determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. The allocation resulted in a write-down of recorded goodwill in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of the 2002 year-end assessment of the fair value of its goodwill the Company determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002.

        In addition, SFAS 142 provides that goodwill no longer be amortized, and as a result, the Company recorded no goodwill amortization during 2002, whereas the Company had recorded approximately $555,000 of goodwill amortization during 2001. For comparative purposes, the following schedule provides a reconciliation of reported net income to adjusted net income for the twelve months ended December 31, 2002 and 2001, adjusted to exclude goodwill amortization.

	Year ended December 31,
	2002	2001
Loss before cumulative effect of accounting change, as reported	$(7,008,000)	$(12,971,000)
Amortization of goodwill	—	555,000

Adjusted net loss	$(7,008,000)	$(12,416,000)

Basic and diluted loss per common share before cumulative accounting change	$(0.36)	$(1.10)
Amortization of goodwill	—	0.02

Adjusted	$(0.36)	$(1.08)

        The changes in the carrying amount of goodwill during 2002 by reportable segment are summarized as follows:

	Energy Technology	Power Management(1)	Building Automation Controls(2)	Total
Balance as of December 31, 2001	$—	$4,103,872	$519,573	$4,623,445
Adjustment to initial purchase accounting	—	—	5,000	5,000
Impairment losses	—	(4,103,872)	(108,000)	(4,211,872)

Balance as of December 31, 2002	$—	$—	$416,573	$416,573

(1)
Includes goodwill resulting from the acquisitions of Marino Electric and Switchboard Apparatus.

(2)
Includes goodwill resulting from the acquisition of Great Lakes Controlled Energy.

        In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, is not expected to have a material impact on the Company.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 covers, among other things, the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. Most of the transition provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and certain provisions are effective for transactions entered into after May 15, 2002. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting Costs Associated with Exit or Disposal Activities". SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF Issue No. 94-3), by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken after December 31, 2002.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB Opinion No. 28") to require disclosure about those effects in interim financial information. SFAS No. 148's amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value method of accounting, but has adopted the disclosure requirements of SFAS No. 148 during 2002.

        In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time, the Company does not believe that the adoption of this interpretation will have a material effect on its financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is currently evaluating the impact of FIN 46 on its financial statements, but does not expect that there will be any material impact.

Note 4—Acquisition of Great Lakes Controlled Energy

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

        The acquisition was recorded using the purchase method of accounting. The Company's statement of operations for the year ended December 31, 2001 includes the results of Great Lakes from the date of the acquisition. Due to the insignificance of the acquisition to the Company's consolidated financial statements, proforma financial information has not been presented for this acquisition.

Note 5—Inventories

        Inventories consisted of the following:

	December 31,
	2002	2001
Raw materials	$1,488,886	$1,425,568
Work in process	29,857	28,592
Finished goods	1,077,475	200,474

	$2,596,218	$1,654,634

Note 6—Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2002	2001
Land	$205,000	$205,000
Building	1,048,381	1,046,039
Furniture	111,030	107,266
Manufacturing equipment	588,607	630,453
Computer equipment	191,523	180,143
Transportation equipment	67,260	67,260

	2,211,801	2,236,161
Less accumulated depreciation	671,882	468,585

	$1,539,919	$1,767,576

Note 7—Accrued Expenses

        Accrued expenses are comprised of the following:

	December 31,
	2002	2001
Compensation	$108,342	$97,890
Contract labor	438,698	—
Interest	6,252	1,771
Insurance	11,070	—
Real estate taxes	73,726	70,781
Commissions	98,890	83,504
Sales tax payable	59,635	71,007
Accrued royalties	5,400	18,900
Warranty reserve	107,127	60,394
Other	63,444	13,150

	$972,584	$417,397

Note 8—Warranty Liability

        Changes in the Company's warranty liability are as follows:

	December 31,
	2002	2001
Balance, beginning of year	$60,394	$54,621
Warranties issued	82,000	44,250
Settlements	(35,267)	(38,477)

Balance, end of year	$107,127	$60,394

Note 9—Line of Credit

        On May 29, 2002 the Company closed on a new credit facility with American Chartered Bank. The new facility included a $400,000 equipment loan, a mortgage on its facility in Elk Grove Village Illinois in the amount of $735,000, and a $2,000,000 revolving line of credit. The revolving credit line replaced an expiring credit line the Company had with American National Bank. The American Chartered Bank revolver has a term of one year, with an interest rate equal to the prime rate plus 1/4%, and is secured by accounts receivable. As of December 31, 2002 the prime rate was 4.25%, the unused portion of the revolver was $1.5 million and there was $225,000 of borrowing base availability. The loan agreements contain covenants that require the Company to maintain a certain level of tangible net worth and working capital. As of December 31, 2002 the Company was in violation of the tangible net worth covenant, but American Chartered Bank waived the covenant violation.

Note 10—Senior Subordinated Promissory Note

        In September 2000, the Company retained Newcourt Capital Securities, Inc. ("Newcourt Capital Securities"), an affiliate of CIT Group, Inc., to act as its exclusive placement agent in an effort to raise additional equity to improve the Company's liquidity and provide the growth capital required to support the execution of its business plan. To provide liquidity during the equity raising process, the Company issued to Newcourt Capital USA, Inc. ("Newcourt Capital USA"), also an affiliate of CIT Group, Inc., three Senior Subordinated Convertible Promissory Notes (the "Notes"), in the principal amounts of $1,000,000, $1,000,000 and $1,200,000, on April 18, June 8 and July 31, 2001, respectively. These Notes were convertible, at the option of Newcourt Capital USA, into shares of the Company's Series A Convertible Preferred Stock at a conversion price of $10 per share. The Notes bore interest at the rate of prime plus 3%. Along with the Note issued in April, Newcourt Capital USA received warrants to purchase 1,700,000 shares of our common stock. The warrants had an exercise price of $2.50, a term of two years and were valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of these warrants was recorded as a discount on the related debt and was amortized over the life of the debt using the interest method. With the issuance of the third Note in July, the warrants issued to Newcourt Capital USA were surrendered and replaced with warrants issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock at $1.00 per share over a seven-year period. These warrants were valued at $1,200,000 using a modified Black-Sholes option pricing model, and were amortized over the life of the Note using the interest method. The Notes were converted into 320,000 shares of Series A Convertible Preferred Stock on September 7, 2001, concurrent with the closing of the Company's Series A Convertible Preferred Stock transaction. Accrued interest of $76,050 was paid in cash on the date of conversion.

Note 11—Long Term Debt

        The Company's long term debt consists of the following:

	December 31,
	2002	2001
Mortgage note to American Chartered Bank, prime (4.25%) plus 1/2%, payable in monthly installments of $3,000, plus interest until April 2004. A final payment of $666,000 is due in April 2004. This note is collateralized by the building and land.	$714,000	$—
Term note to American Chartered Bank, interest rate equal to the prime rate (4.25%) plus 1/2%, payable in monthly installments of $8,500 plus interest. A final payment of $213,000 is due in April 2004. The note is collateralized by a general lien on all of the Company's assets.	340,500	—
Mortgage note to CIB Bank, 8.25%, refinanced during 2002.	—	738,818
Term note to American National Bank, refinanced during 2002.	—	425,000
Term note to Joseph Marino	—	219,067
Various other notes	35,291	51,133

Total long-term debt	1,089,791	1,434,018
Less current portion	148,531	356,438

	$941,260	$1,077,580

        The aggregate amounts of long-term debt maturing in each of the next five years are as follows:

2003	$148,531
2004	925,176
2005	9,393
2006	6,691
2007	—

$1,089,791

Note 12—Lease Commitments

        The Company leases its manufacturing facility located in Broadview, Illinois from the former owners of Switchboard, one of which is currently an employee of the Company. The Company also leases a facility in Elk Grove Village, Illinois from the two former owners of Great Lakes Controlled Energy Corporation, both of whom are currently employees of the Company. Total rent expense for these facilities amounted to $237,000 and $181,000 for the years ended December 31, 2002 and

December 31, 2001, respectively. The Company also leases certain vehicles, office equipment and a forklift.

        Future minimum rentals to be paid by the Company as of December 31, 2002 are as follows:

	Year ending December 31,
	Related Party	Unrelated Party	Total
2003	$240,000	$13,267	$253,267
2004	90,000	8,246	98,246
2005	—	3,127	3,127
2006	—	—	—

Total	$330,000	$24,640	$354,640

Note 13—Income Taxes

        The composition of income tax expense (benefit) is as follows:

	Year ended December 31
	2002	2001
Deferred
Federal	$(3,145,000)	$(4,268,000)
State	(555,000)	(753,000)
Change in valuation allowance	3,700,000	5,021,000

Benefit for income taxes	$—	$—

        Significant components of the Company's deferred tax asset are as follows:

	December 31
	2002	2001
Net operating loss	13,607,000	10,870,000
Goodwill	998,000	113,000
Other	195,000	117,000
Less valuation allowance	(14,800,000)	(11,100,000)

Total net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2002, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $34,500,000, which expire in the years 2018 through 2022.

        The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

	Year ended December 31,
	2002	2001
Income tax (benefit) at federal statutory rate	$(3,778,000)	$(4,410,000)
State taxes (net of federal tax benefit)	(561,000)	(511,000)
Other nondeductible expenses (primarily Nondeductible goodwill impairment)	639,000	—
Increase in valuation allowance	3,700,000	5,021,000

Income tax expense (benefit)	$—	$—

Note 14—Commitments

          a)    Pursuant to the License Agreement dated January 1, 1998 and amended in January 2000 between Giorgio Reverberi ("Reverberi"), the owner of the patent relating to the EnergySaver, and Joseph Marino, Chairman and former CEO of Electric City (who assigned the rights to the Company), the Company agreed to pay Mr. Reverberi a royalty of $200 for each EnergySaver unit made by or for the Company and sold by the Company. Mr. Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the License Agreement is thru December 31, 2007, with automatic renewals available until December 31, 2017, unless written termination is provided by either party of the License Agreement no less than 90 days prior to the automatic renewal date. Approximately $99,000 and $55,000 of expense was incurred under the agreement for the years ended December 31, 2002 and 2001, respectively. The Company has accrued $5,400 and $18,900 in royalties payable at December 31, 2002 and 2001, respectively.

          b)    The Company entered into employment agreements with certain officers and employees expiring in 2003 through 2005. Total future commitments under these agreements are as follows:

Year ending December 31,
2003	$882,333
2004	576,667
2005	460,000

Total	$1,919,000

Note 15—Equity Transactions

        a)    On October 17, 2000, the Company completed the sale of a package of securities that included 2,000 shares of its Series B Convertible Preferred Stock to the Augustine Fund L.P. ("Augustine"). The Series B Convertible Preferred Stock accrued dividends at the rate of 8% per year, payable at the Company's option in cash or the common stock of the Company. The Series B Convertible Preferred Stock and all accrued but unpaid dividends thereon was convertible at anytime into shares of the Company's common stock at a conversion ratio equal to the lower of $4.06 per share or 75% of the average of the three lowest closing bid prices of our common stock during the 30 consecutive trading days immediately prior to conversion. The Company was obligated to file a registration statement and have it declared effective by April 17, 2001. For every month that the registration statement was not declared effective after April 17, 2001, the Conversion Percentage decreased by 2% per month until (i) the registration statement was declared effective, or (ii) the Series B Convertible Preferred Stock was converted into common stock of the Company.

        Augustine elected to convert their 2,000 shares of Series B Convertible Preferred Stock effective June 15, 2001, into 1,472,244 shares of the Company's common stock. The conversion price of $1.36, was calculated as 71% (75% minus 2 percentage points for each thirty days that such registration statement was not declared effective, beginning on April 17, 2001 and ending on June 15, 2001) of the average of the three lowest selling prices per share of the Company's common stock over the 30 consecutive trading days preceding June 15. In addition, the Company elected to pay the accrued dividends on the Series B Convertible Preferred Stock in 56,764 shares of its common stock, which dividends were calculated based upon a conversion price of $1.36 per share. The issuance of this common stock at a conversion price below the market price in satisfaction of the Series B Preferred Stock dividend was deemed to be equivalent to a non-cash preferred dividend. As a result the Company recorded a non-cash deemed dividend on the date of payment of $92,024.

        b)    As is more fully described in Note 10, in association with the issuance of a Senior Subordinated Promissory Note on April 18, 2001, the Company issued a warrant to purchase 1,700,000 shares of its common stock to Newcourt Capital USA. This warrant had an exercise price of $2.50, a term of 2 years and was valued at $1,717,000 using a modified Black-Sholes option pricing model. The fair value of the warrant was recorded as a discount on the related debt and was amortized over the life of the debt using the interest method. With the issuance of a third Senior Subordinated Promissory Note to Newcourt Capital USA on July 31, 2001, the original warrant was replaced with a warrant issued to Newcourt Capital Securities to purchase 3,314,830 shares of our common stock at $1.00 per share over a seven-year period. This warrant was valued at $1,200,000 using a modified Black-Sholes option pricing model, and the value was recorded as a discount on the related debt and amortized over the life of the note using the interest method.

        c)    On June 7, 2001, the Company acquired Great Lakes Controlled Energy Corporation from Great Lake's shareholders for 212,904 shares of the Company's common stock valued at $678,500, based on quoted market prices.

        d)    On July 31, 2001, the Company entered into a securities purchase agreement with five investors under which the Company would receive $16,000,000 in gross proceeds for the issuance of a package of securities that included, in the aggregate, 1,600,000 shares of Series A Convertible Preferred Stock, 320,868 shares of common stock, warrants to purchase 400,000 shares of the Series A Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 3,000,000 shares of the Company's common stock initially exercisable at a price of $1.00 per share (the

"Transaction"). The investors included Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. (the "Investors"). Gross proceeds of $12 million received from Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C. were placed into escrow pending approval of the Transaction by the Company's shareholders. The Transaction was approved by the Company's shareholders at the Company's annual meeting held on August 30, 2001. On September 7, 2001, the Transaction closed and funds were released from escrow. Concurrent with the closing, Newcourt Capital USA converted three of the Company's promissory notes totaling $3,200,000 which it held into 320,000 shares of the Company's Series A Convertible Preferred Stock and also received 80,000 shares of Series A Convertible Preferred Stock, valued at $800,000 as the fee earned by Newcourt Capital Securities (calculated as 5% of the gross proceeds of $16,000,000) for acting as the placement agent on the Transaction.

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

        e)    On December 31, 2001, the Company satisfied the accrued dividend on the Series A Preferred of $669,933 though the issuance of 66,993 shares of its Series A Preferred stock. Since this preferred stock was convertible into common stock at a price below the market price on the date of issuance, the Company was required to recognize a deemed dividend equal to $283,776. This deemed dividend was calculated as the difference between (1) the market value of the common shares into which the Series A shares were convertible on the date of issuance and (2) the $669,933 dividend obligation of the Series A shares.

        f)    The Company issued 25,500 shares of common stock in exchange for consulting services rendered during the year ended December 31, 2001. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the stock at the time of issuance, which ranged from $2.01 to $3.30 per share. Approximately $153,000 was charged to operations during 2001 to account for the issuance of these shares. Approximately $93,000 was classified as a prepaid expense at December 31, 2000 and was subsequently expensed in 2001 when the related service was provided.

        g)    During the year ended December 31, 2001 the Company issued warrants in exchange for consulting services rendered which are convertible into 143,500 shares of the Company's common stock at exercise prices ranging from $2.00 per share to $7.50 per share. The value of the warrants was estimated at $56,187 using a modified Black-Sholes option-pricing model, and charged to operations during 2001. In addition, during 2001 and again in 2002 the Company extended the life of warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share in exchange for consulting services provided to the Company. As a result, these warrants were revalued, resulting in an additional expense of $80,000 and $336,000 during the years ended December 31, 2002 and December 31, 2001, respectively.

        h)    On May 7, 2002, the Company issued 52,454 shares of its common stock pursuant to the exercise of stock options with an exercise price of $1.10. The Company received consulting services as consideration for this exercise.

        i)    On June 4, 2002, the Company entered into a securities purchase agreement with Richard Kiphart under which the Company received $2,000,000 in gross proceeds for the issuance of a package of securities that included 200,000 shares of Series C Convertible Preferred Stock, 30,082 shares of common stock, warrants to purchase 50,000 shares of the Series C Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 281,250 shares of the Company's common stock initially exercisable at a price of $1.00 per share.

        The Series C Convertible Preferred Stock carries a dividend rate of 10% per year, which is payable during the first three years following issuance at the Company's option, in cash or additional shares of Series C Convertible Preferred Stock. After three years all dividends must be paid in cash and the dividend rate will increase 1/2% every six months until it reaches 15% per year.

        The Series C Convertible Preferred Stock is convertible at anytime into shares of the Company's common stock at the conversion rate of ten shares of common stock for each share of Series C Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series C Convertible Preferred Stock to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of the Company's assets and similar events.

        The Series C Convertible Preferred Stock shares with the Series A Convertible Preferred Stock a liquidation preference over all other classes of the Company's equity. The holders of the Series C

Convertible Preferred Stock also share with the holders of the Series A Convertible Preferred Stock certain rights, including:

  •
  the right to nominate and elect up to four members to our board of directors, depending on the number of shares of Series A and Series C Convertible Preferred Stock outstanding.

  •
  special approval rights over certain matters, including but not limited to, mergers and acquisitions, the issuance of additional debt or equity securities, the sale of assets outside the normal course of business, the payment of dividends, the hiring or firing of our Chief Executive Officer or President, significant capital expenditures, and amendments to the Company's Certificate of Incorporation and/or by-laws that in any way that could adversely affect the rights of the holders of the Series A and/or Series C Convertible Preferred Stock.

        Proceeds from the Transaction were allocated to the Series C Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values. The Series C Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company's common stock on the date of issue. The value of this beneficial conversion feature was determined based on the value allocated to the Series C Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature is deemed to be equivalent to a non-cash preferred stock dividend. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $1,444,697, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2002.

        j)    During the year ended December 31, 2002, two of our stockholders unintentionally violated Section 16(b) of the Securities Act of 1934 by selling and then repurchasing shares of the Company's common stock during a six-month period (a "short-swing" profit). Pursuant to the Act, the shareholders are required to turn over the short-swing profits, which totaled $2,098 to the Company. The Company received $1,300 from one of the shareholders during 2002, and $798 was received from the other shareholder subsequent to year-end.

        k)    On December 16, 2002, the Company entered into a securities purchase agreement with the Munder Power Plus Fund ("Munder"), whereby it issued in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $0.92 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) the Company's consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of the Company's Common Stock on such date of filing is less than $2.00 per share.

        The holders of the Series A Convertible Preferred stock and the Series C Convertible Preferred stock waived their rights to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. Also, as a condition to the sale the Company agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the resale of

Munder's shares which Munder agreed to extend until immediately following the filing of this Annual Report as Form 10-KSB.

        The Company issued a three-year warrant to purchase 50,000 shares of its common stock at $1.00 per share to Capstone Investments as part of the commission on this transaction.

        l)    During the year ended December 31, 2002, the Company satisfied the accrued dividend on its preferred stock of $2,158,418 though the issuance of 204,199 shares of its Series A Preferred stock and 11,643 shares of its Series C Preferred stock. Since these shares of preferred stock were convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $495,589 on the shares issued in satisfaction of the Series A Preferred dividend and $12,403 on the shares issued in satisfaction of the Series C Preferred dividend. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the Series A shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

        m)  The Company had outstanding warrants to purchase 8,012,955 and 7,411,705 shares of its common stock as of December 31, 2002 and 2001, respectively, at an exercise price of between $0.92 per share and $7.50 per share. These warrants expire between June 2003 and September 2008.

        n)    As of December 31, 2001 the Company had outstanding warrants to purchase 475,000 shares of its Series A Convertible Preferred stock at an exercise price of $10.00 per share. These warrants all expired during 2002.

        o)    As of December 31, 2002 the Company had an outstanding warrant to purchase 50,000 shares of its Series C Convertible Preferred stock at an exercise price of $10.00 per share. This warrant will expire on June 4, 2003.

Note 16—Dividends

        Dividends are comprise of the following:

	Year ended December 31,
	2002	2001
Deemed dividend associated with beneficial conversion feature of Series A Convertible Preferred Stock (see note 15d)	$—	$19,000,000
Accrual of Dividend on Series A Convertible Preferred (see note 15e and 151)	2,041,992	669,933
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend (See notes 15e and 151)	495,589	283,776
Accrual of Series B Preferred dividend	—	73,206
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series B Preferred dividend (See note 15a)	—	92,024
Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock dividend (See note 15i)	1,444,697	—
Accrual of Series C Preferred dividend (see note 151)	116,426	—
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Preferred dividend (See note 151)	12,403	—

Total	$4,111,107	$20,118,939

Note 17—Stock Options

        On August 30, 2001, the Company's shareholders approved the adoption of the 2001 Stock Incentive Plan (the "Plan"), which provides that up to 800,000 shares of the Company's common stock may be delivered under the Plan to certain employees of the Company or any of its subsidiaries. In addition, the Plan provides for an additional 500,000 shares of the Company's common stock to be reserved on January 1st of each succeeding year, beginning January 1, 2002. The awards to be granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option ("ISO") may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or Board. The aggregate fair market value of the shares that may be subject to any ISO granted to any participant may not exceed $100,000 on the date of grant. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the Plan will be determined by the Compensation Committee or Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.

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

        As of December 31, 2002, there were approximately 40 employees, officers and directors of the Company eligible to participate in the Plan, and 1,300,000 shares of Common Stock reserved under the Plan.

        During 2001, certain directors, officers and key employees of the Company were granted options to acquire 1,611,834 shares of common stock at exercise prices ranging from $1.51 to $7.50 per share. These options vest over periods through June 2007.

        During 2002, certain directors, officers and key employees of the Company were granted options to acquire 400,000 shares of common stock at exercise prices ranging from $1.00 to $1.34 per share. These options vest over periods through November 2005.

        The following table summarizes the options granted, exercised and outstanding as of December 31, 2002:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2000	8,603,503	$1.10 - $12.99	$4.05
Granted	1,611,834	$1.51 - $ 7.50	$5.32
Exercised	—	—	—
Forfeited	(440,703)	$3.50 - $12.99	$7.17

Outstanding at December 31, 2001	9,774,634	$1.10 - $12.99	$4.12
Granted	400,000	$1.00 - $ 1.34	$1.10
Exercised	(52,454)	$1.10 - $ 1.10	$1.10
Forfeited	(973,332)	$1.75 - $ 7.75	$6.18

Outstanding at December 31, 2002	9,148,848	$1.00 - $12.99	$3.78

Options exercisable at December 31, 2002	7,910,103	$1.00 - $12.99	$3.63

Options exercisable at December 31, 2001	7,078,637	$1.10 - $12.99	$3.22

        The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123 are as follows:

	Year ended December 31,
	2002	2001
Weighted average fair value per options granted	$1.73	$2.62
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.62%	5.15%
Expected stock price volatility	71%	94%
Expected dividend payout	—	—
Expected option life (years)	8.7	8.2

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$1.00 - $2.00	4,955,880	6.2 years	$1.21	4,564,217	$1.22
$2.01 - $4.00	208,334	8.0 years	3.22	100,001	3.59
$4.01 - $6.00	175,000	7.5 years	4.53	125,000	4.51
$6.01 - $8.00	3,757,334	7.5 years	7.09	3,118,585	7.08
$8.01 - $10.00	52,000	7.2 years	9.00	2,000	9.00
$10.01 - $13.00	300	8.3 years	12.99	300	12.99

	9,148,848	6.8 years	$3.78	7,910,103	$3.63

Note 18—Related Parties

        Related party transactions, other that those disclosed in Note 12 consist of the following:

        a)    On January 5, 2000, the Company entered into a distributor agreement with Electric City of Southern California L.L.C., of which Joseph Marino is a member, which provides for an initial term of 10 years. Mr. Marino is one of the Company's founders and its former Chairman and CEO. The agreement grants to Electric City of Southern California a distribution territory which extends from Monterey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms which members of the Company's board believe are substantially similar to those of other distributor agreements and as favorable to the Company as if negotiated with an unaffiliated third party. Approximately $59,000 and $439,000 due from Electric City of Southern California is included in accounts receivable at December 31, 2002 and 2001, respectively.

        b)    In October 2000, the Company entered into an agreement with KMC Telecom (for which Roscoe Young, one of the Company's directors at the time, is President and Chief Operating Officer) to sell and install the Company's TP3 switchgear product at three KMC Telecom facilities. The sale and installation amount for the three sites totaled $773,802, of which $435,551 was recognized in 2000 and $338,951 was recognized in 2001. The aggregate amount was reflective of prices that would be charged to an unrelated third party. Installation of the TP3 switchgear began in November 2000 and was completed in June 2001.

        c)    The Augustine Fund, L.P. (which owned all of the Company's outstanding shares of series B convertible preferred stock) and Messrs. Conant, Konstant, Marino, McEneely and Stelter (each, a "Restricted Stockholder") have each entered into separate trading agreements with the Company which are effective for a term of three years beginning on October 17, 2000. The trading agreements restrict each Restricted Stockholder's transfer of the Company's common stock as follows:

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

        d)    The Company's subsidiary, Switchboard Apparatus, Inc. paid $152,870 and $328,323 during the years ended December 31, 2002 and December 31, 2001, respectively, to Harbrook Tool and Manufacturing Company ("Harbrook") for manufacturing and installing safety devices to distribution panels made by various manufacturers. A minority owner of Harbrook is Mr. Terry Hoppensteadt, who is a brother of Dale Hoppensteadt, the president of Switchboard Apparatus. We believe the amounts paid for such work are consistent with that which would be paid to an unrelated third party.

Note 19—Business Segment Information

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

        An analysis and reconciliation of the company's business segment information to the respective information in the consolidated financial statements is as follows:

	Year ended December 31,
	2002	2001
Revenues:
Energy Technology	$3,090,005	$1,887,349
Power Management	6,659,067	7,658,411
Building Control and Automation	2,925,384	340,799
Intercompany sales—Energy Technology	(37,343)	(1,140)
Intercompany sales—Power Management	(427,317)	(201,865)
Intercompany sales—Building Control and Automation	(443,524)	(59,348)

Total	11,766,272	9,624,206
Operating Loss:
Energy Technology	(3,217,203)	(4,744,936)
Power Management	(1,215,873)	(1,902,488)
Building Control and Automation(1)	(816,971)	(415,483)
Corporate	(1,702,147)	(2,446,552)

Total	(6,952,194)	(9,509,459)
Interest Expense, net	(55,733)	(3,461,618)

Loss before cumulative effect of accounting change	(7,007,927)	(12,971,077)
Cumulative effect of accounting change	(4,103,872)	—

Net Loss	(11,111,799)	(12,971,077)
Depreciation and Amortization:
Energy Technology	76,367	106,318
Power Management	148,400	672,433
Building Control and Automation	7,284	34,990

Total	232,051	813,741
Capital Additions:
Energy Technology	8,829	35,338
Power Management	2,342	71,730
Building Control and Automation	6,316	14,518

Total	17,487	121,586
Total Assets:
Energy Technology	4,999,300	11,434,300
Power Management	2,880,412	4,298,666
Building Control and Automation	1,028,839	702,897

Total	$8,908,551	$16,435,863

(1)
Includes $108,000 impairment loss

Note 20—Subsequent Event

        On February 27, 2003, the Company entered into a securities purchase agreement with SF Capital Partners ("SF"), whereby it issued in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $1.00 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) the Company's consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of the Company's Common Stock on such date of filing is less than $2.00 per share.

        The holders of the Series A Convertible Preferred stock and the Series C Convertible Preferred stock waived their rights to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. Also, as a condition to the sale the Company agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the resale of SF's shares.

        The Company issued a three-year warrant to purchase 50,000 shares of its common stock at $1.00 per share to Capstone Investments as part of the commission on this transaction.

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
  ITEM 14. Controls and Procedures
SIGNATURES