Form 10QSB
period 2003-03-31
ELECTRIC CITY CORP
filed 2003-05-15
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes ☒   No ☐

34,130,460 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format: Yes  ☐ No  ☒

ELECTRIC CITY CORP.

FORM 10-QSB

For The Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2003	December 31, 2002 (1)
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,226,451	$1,555,904
Accounts receivable, net	2,763,764	2,681,772
Inventories	2,456,222	2,596,218
Prepaid expenses and other	167,911	116,210

Total Current Assets	6,614,348	6,950,104

Net Property and Equipment	1,495,044	1,539,919

Cost in Excess of Assets Acquired	416,573	416,573

Other Assets	1,815	1,955

	$8,527,780	$8,908,551

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2003	December 31, 2002 (1)
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$500,000	$500,000
Current maturities of long-term debt	147,463	148,531
Accounts payable	1,936,879	1,732,719
Accrued expenses	718,548	972,584
Deferred revenue	50,000	50,000

Total Current Liabilities	3,352,890	3,403,834

Deferred Revenue	266,668	279,166

Long-Term Debt, less current maturities	904,652	941,260

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A – 2,225,472 and 2,171,192 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively (liquidation value of $44,509,000 and $43,424,000 at March 31, 2003 and December 31, 2002, respectively)	22,255	21,712

Series C – 216,934 and 211,643 issued and outstanding as of March 31, 2003 and December 31, 2002, respectively (liquidation value of $4,339,000 and $4,233,000 at March 31, 2003 and December 31, 2002, respectively)	2,169	2,116
Common stock, $.0001 par value; 120,000,000 shares authorized, 33,370,292 and 32,283,335 issued as of March 31, 2003 and December 31, 2002, Respectively	3,338	3,229
Additional paid-in capital	48,113,216	47,150,313
Accumulated deficit	(44,128,908)	(42,884,579)

	4,012,070	4,292,791
Less treasury stock, at cost, 1,000 shares as of March 31, 2003 and December 31, 2002	(8,500)	(8,500)

Total Stockholders’ Equity	4,003,570	4,284,291

	$8,527,780	$8,908,551

See accompanying notes to condensed consolidated financial statements

(1)                               Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended, March 31	2003	2002

Revenue	$2,548,844	$3,135,993

Expenses
Cost of sales	2,522,558	2,731,713
Selling, general and administrative	1,253,701	2,096,401

	3,776,259	4,828,114

Operating loss	(1,227,415)	(1,692,121)

Other Income (Expense)
Interest income	1,667	10,416
Interest expense	(18,581)	(25,493)

Total other income (expense)	(16,914)	(15,077)

Loss before cumulative effect of accounting change	(1,244,329)	(1,707,198)

Cumulative effect of accounting change	—	(4,103,872)

Net Loss after cumulative effect of accounting change	(1,244,329)	(5,811,070)

Plus Preferred Stock Dividends	(833,992)	(678,612)

Net Loss Available to Common Shareholder	$(2,078,321)	$(6,489,682)

Basic and diluted loss per common share before cumulative accounting change	$(0.06)	$(0.08)

Cumulative effect of accounting change	—	(0.13)

Basic and Diluted Loss Per Common Share	$(0.06)	$(0.21)

Weighted Average Common Shares Outstanding	32,681,886	31,113,842

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series C Preferred Shares	Series C Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712	211,643	$2,116	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291

Issuance of common stock (net of offering costs of $95,690)	1,086,957	109	—	—	—	—	904,201	—	—	904,310
Cumulative dividends on preferred stock	—	—	—	—	—	—	(595,709)	—	—	(595,709)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	54,280	543	5,291	53	595,113	—	—	595,709
Warrants issued in exchange for services received	—	—	—	—	—	—	58,500	—	—	58,500
Short-swing profit contribution	—	—	—	—	—	—	798	—	—	798
Net loss for the three months ended March 31, 2003	—	—	—	—	—	—	—	(1,244,329)	—	(1,244,329)

Balance, March 31, 2003	33,370,292	$3,338	2,225,472	$22,255	216,934	$2,169	$48,113,216	$(44,128,908)	$(8,500)	4,003,570

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months ended March 31	2003	2002

Cash Flow from Operating Activities

Net loss	$(1,244,329)	$(5,811,070)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Cumulative effect of accounting change	—	4,103,872
Depreciation and amortization	45,015	57,725
Provision for bad debt	5,726	20,077
Issuance of warrants in exchange for services received	58,500	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(87,718)	(1,381,539)
Inventories	139,996	(655,596)
Other current assets	(51,701)	(121,788)
Accounts payable	204,160	954,439
Accrued expenses	(254,036)	384,171
Deferred revenue	(12,498)	468,427

Net cash used in operating activities	(1,196,885)	(1,981,282)

Cash Flows Used In Investing Activities
Proceeds from the disposal of fixed assets	—	—
Purchase of property and equipment	—	(4,692)

Net cash used in investing activities	—	(4,692)

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	—	(130,350)
Payment on long-term debt	(37,676)	(34,613)
Proceeds from issuance of common stock	1,000,000	—
Issuance costs related to stock issuances	(95,690)	—
Short-swing profit contribution	798	—

Net cash provided by (used in) financing activities	867,432	(164,963)

Net Decrease in Cash and Cash Equivalents	(329,453)	(2,150,937)

Cash and Cash Equivalents, at beginning of period	1,555,904	5,486,073

Cash and Cash Equivalents, at end of period	$1,226,451	$3,335,136

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$18,720	$25,628

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.  Management is in the process of negotiating additional funding through the issuance of additional equity and continues its efforts to improve profitability through expansion of the Company’s business in both current and new markets.  In April 2003, the Company was successfully in raising $669,914 through a private equity placement (see note 9), however, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving it’s operating results.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2002.

Note 2 - Recent Accounting Pronouncements

On January 1,  2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142,  “Goodwill and Other Intangible Assets”  effective for fiscal years beginning after December 15, 2001.  In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative, but realistic assumptions to model our power management business and building control and automation business, we determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.  The preliminary allocation resulted in a write-down of recorded goodwill in the amount of $2,894,000, which was recorded as a cumulative effect of a change in an accounting principle during the quarter ended March 31, 2002. Subsequently, the final valuation determined that the goodwill was fully impaired and an additional impairment of $1,209,872 was required. The additional write-down was reported as a cumulative effect of a change in an accounting principle in the quarter ended June 30,

2002.  The cumulative effect of a change in an accounting principle reported in the accompanying financial statements for the quarter ended March 31, 2002 has been restated to reflect the entire impairment.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“SFAS No. 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB Opinion No. 28”) to require disclosure about those effects in interim financial information. SFAS No. 148’s amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002.  The Company does not plan to change to the fair value method of accounting, but adopted the disclosure requirements of SFAS No. 148 during 2002.

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have an effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  The adoption of this Interpretation did not have an effect on the Company’s financial statements.

Note 3 – Net Loss Per Share

The Company computes net loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: the basic and the diluted net loss per common share. Basic net loss per common share is computed by dividing net loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted net loss per share for the three months ended March 31, 2003 and 2002 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended March 31
	2003	2002

Weighted average shares issuable upon exercise of outstanding options	10,223,848	9,588,931

Weighted average shares issuable upon exercise of outstanding warrants	8,664,622	12,161,705

Weighted average shares issuable upon conversion of preferred stock	23,834,970	19,669,930

Total	42,723,440	41,420,566

Note 4 - Stock-based Compensation

At March 31, 2003, the Company had a stock-based compensation plan, which is more fully described in Note 17 in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2003.  The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans.  No stock-based compensation expense was reflected in the net loss for the periods ended March 31, 2003 or March 31, 2002, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended March 31
	2003	2002

Net Loss, as reported	$(1,244,000)	$(5,811,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—

Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards (1)	(259,000)	381,000 (2)

	$(1,503,000)	(5,430,000)

Net loss per share
Basic and diluted – as reported	$(0.06)	$(0.21)
Basic and diluted – pro forma	$(0.07)	$(0.20)

(1)             All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

(2)             Certain former employees forfeited options in the first quarter of 2002, which resulted in a $1.3 million reduction in pro-forma compensation expense.

Note 5 - Warranty Obligations

The Company warrants to the purchasers of its EnergySaver line of products that the product will be free of defects in material and workmanship for one year from the date of installation. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs.  Changes in the Company’s warranty liability are as follows:

	Three Months Ended March 31
	2003	2002

Balance, beginning of year	$107,127	$60,394

Warranties issued	12,250	50,000

Settlements	(15,932)	(3,960)

Balance, as of March 31	$103,445	$106,434

Note 6 - Inventories

Inventories consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$1,390,127	$1,488,886

Work in process	55,310	29,857

Finished goods	1,010,785	1,077,475

	$2,456,222	$2,596,218

Note 7 - Dividends

Dividends are comprised of the following:

	Three Months Ended March 31
	2003	2002

Accrual of Dividend on Series A Convertible Preferred	$542,798	$491,748

Accrual of Dividend on Series C Convertible Preferred	52,911	—

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series A Convertible Preferred dividend	217,119	186,864

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Convertible Preferred dividend	21,164	—

Total	$833,992	$678,612

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

The following is the Company’s business segment information:

	Three Months Ended March 31
	2003	2002
Revenues:
Energy Technology	$485,000	$1,234,000
Power Management	1,405,000	1,850,000
Building Automation Controls	677,000	507,000
Intercompany sales – Energy Technology	(5,000)	—
Intercompany sales – Power Management	(7,000)	(206,000)
Intercompany sales – Building Control and Automation	(6,000)	(249,000)

Total	2,549,000	3,136,000

Operating Loss:
Energy Technology	(521,000)	(840,000)
Power Management	(251,000)	(283,000)
Building Automation Controls	(126,000)	(151,000)
Corporate Overhead	(329,000)	(418,000)

Total	(1,227,000)	(1,692,000)

Interest Expense, net	(17,000)	(15,000)

Income before cumulative effect of accounting change	(1,244,000)	(1,707,000)

Cumulative effect of accounting change	—	(4,104,000)

Net Loss after cumulative effect of account change	$(1,244,000)	$(5,811,000)

Total Assets:
Energy Technology	4,729,000	8,176,000
Power Management	2,423,000	4,447,000
Building Automation Controls	1,376,000	859,000

Total	$8,528,000	$13,482,000

Note 9 – Subsequent Events

In April 2003, the Company entered into two separate securities purchase agreements containing substantially similar terms with the Munder Power Plus Fund and Mr. Richard Kiphart, both of whom are existing investors in the Company.  Under the terms of the transaction the Company issued in exchange for $669,914 in gross proceeds, 728,168 shares of common stock and five year warrants to purchase 200,974 additional shares of its common stock at an initial exercise price of $1.00 per share.  The Company is required to reduce the exercise price on the warrants to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) the Company’s consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of the Company’s Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A Convertible Preferred stock and the Series C Convertible Preferred stock waived their rights to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrants issued in these transactions. Also, as a condition to the sales the Company agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the registration of these shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  The Company’s actual results, performance and achievements in 2003 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a developer, manufacturer and integrator of energy saving technologies, custom electric switchgear and an integrator of building and environmental control systems. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver system, we manufacture, through our subsidiary, Switchboard Apparatus, Inc. (“Switchboard”), custom electric switchgear, and electrical distribution panels and through our other subsidiary, Great Lakes Controlled Energy Corp. (“Great Lakes”), we design, install and monitor building control and environmental systems.

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City and its subsidiaries are generated from the sale of products and services, the vast majority of which is sold are the U.S.

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

A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase.  In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySaver products of approximately $15 million to $20 million without a significant further investment in fixed assets.

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

•                  costs related to insurance, travel and customer entertainment and office supplies costs and the cost of non-manufacturing utilities;

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

Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, an equipment loan, various vehicle loans and a note to the sellers of Marino Electric which was repaid in full in May 2002, all as reflected on our current and prior financial statements.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Our total revenue for the three-month period ended March 31, 2003 declined $587,149 or 18.7% to $2,548,844 as compared to $3,135,993 for the quarter ended March 31, 2002.  While total revenue for the first quarter of 2003 increased from the levels achieved in the fourth quarter of 2002,  our customers’ decisions to defer discretionary capital expenditures until general economic uncertainties are resolved contributed to a decline in revenue when compared to the first quarter of 2002.  However, the first quarter of 2002 also benefited from a large order from a single customer for over 100 EnergySaver units.  Revenue related to EnergySaver sales declined approximately $645,000, or 59%, to approximately $441,000 as compared to approximately $1,086,000 for the same period in 2002.  EnergySavers unit sales declined 68% to 50 units during the first quarter of 2003 from 155 units sold during the first quarter of 2002.  Revenue from the sale of building automation products and services increased approximately $355,000, or 160% to $671,000 during the three month period ended March 31, 2003, from approximately $258,000 recorded in the same period of 2001.  The increase in revenue for the building automation controls segment is due to the business’s success in securing new and larger contracts for its services.  Revenues derived from the sale of switchgear and distribution panels declined approximately $246,000 or 15% to approximately $1,398,000 during the first quarter as compared to approximately $1,644,000 for the same period in 2002.  This segment continues to suffer from a decline in building construction activity due to the weakness in the general economy.  We expect revenue for this segment to remain relatively unchanged in future periods from the level achieved during the first quarter of 2003. Revenue derived from the sale of building automation systems is expected to show modest year-over-year growth through 2003, while EnergySaver revenues are anticipated to rebound beginning in early to mid summer of this year.  This expectation is in part based on the anticipated start-up of our first Virtual Negawatt Power system development with Commonwealth Edison in Northern Illinois.

Cost of sales for the three-month period ended March 31, 2003 totaled $2,522,558 as compared to $2,731,713 for the three-month period ended March 31, 2002.  Gross profit for the first quarter of 2003 decreased $377,944 to $26,286 from $404,280 in the first quarter of 2002, while our gross profit margin decreased to 1.0% from 12.9% for the same periods.  The reduction in our gross profit was generally due to a lower level of revenue applied to our ongoing level of fixed cost to manufacture.  The Building Automation and Controls segment’s gross margin benefited from increased volume and more profitable jobs, while the Energy Technology and Power Management segments margins were adversely impacted by declines in sales volume, despite continuing reductions in labor costs.

SG&A for the three-month period ended March 31, 2003 decreased $842,700, or 40.2% to $1,253,701, as compared to $2,096,401 for the three-month period ended March 31, 2002.  Contributing to the decline in SG&A was a $360,000 reduction in labor expense due to a reduction in headcount, a $270,000 reduction in sales commissions, a $90,000 reduction in outside services which includes fees for accounting, investor relations and marketing services, and a $100,000 reduction in other miscellaneous expenses.

Other expense for the three-month period ending March 31, 2003 increased $1,837, or 12.1% to $16,914 from $15,077 for the three-month period ended March 31, 2002.  Interest expense declined $6,912 or 27.1% to $18,581 from $25,493 for the same period in 2002.  The decline in interest expense was primarily the result of lower interest rates.  Interest income of $1,667 for the first quarter of 2003 was $8,749 lower than that recorded in the first quarter of 2002 due to lower average cash balances and lower interest rates paid on invested cash balances.

Our dividend expense for the first quarter of 2003 increased $155,380 to $833,992 from $678,612 for the same period in 2002.  We accrued dividends of $595,709 and $491,748 on our Convertible Preferred Stock during the three-month periods ended March 31, 2003 and 2002 respectively.  The increase in the dividend is due to an increase in the total shares outstanding as a result of the issuance of shares of the Series C Convertible Preferred in June 2002 and the issuance of shares of preferred stock in satisfaction of accrued dividends.  The dividends accrued during the first quarters of 2003 and 2002 were satisfied through the issuance of 59,571 and 49,175 additional shares of our preferred stock, respectively.  Due to the beneficial conversion feature of these dividend shares we were required to recognize non-cash deemed dividends of $238,283 and $186,864 on March 31, 2003 and March 31, 2002 , respectively.

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

As of March 31, 2003, we had cash and cash equivalents of $1,226,451 compared to $1,555,904 on December 31, 2002. Our debt obligations as of March 31, 2003 consisted of $500,000 due on our line of credit, a mortgage of approximately $705,000 on our facility in Elk Grove Village Illinois, an equipment loan of $315,000, and vehicle loans of approximately $32,000.

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

Net cash decreased $329,453 during the first three months of 2003 as compared to decreasing $2,150,937 during the same period in 2002.  Cash consumed by operating activities declined 39.6% to $1,196,885 during the first quarter of 2003 as compared to $1,981,282 during the same period in 2002.  Cash used to fund the net loss before changes in working capital, declined $494,308 or 30.3%, to $1,135,088 during the first three months of 2003 from $1,629,396 during the same period in 2002.  This improvement was primarily the result of reductions in SG&A expense.

Changes in working capital consumed $61,797 during the first three months of 2003 and consumed $351,886 during the same period of 2002.  An increase in accounts receivable and other assets of $139,419 during the first quarter of 2002 was offset by a decline in inventory of $139,996.  The increase in accounts receivable was mostly due to the increase in sales in the Building Automation and Controls segment while the decline in inventory came primarily from the Energy Technology segment where we have continue to work to reduce inventories.  The net effect of changes in accounts payable and accrued expenses during the first quarter of 2003 was a $49,876 use of cash primarily due to the payment by

Switchboard Apparatus of a large vendor invoice with extended terms for materials related to a government contract which it is working on.  Increases in accounts receivable and inventory consumed $2,037,135 during the first three months of 2002.  The increase in accounts receivable and inventory were primarily the result of increased sales activity in the EnergySaver business.  These uses of cash were partially offset by cash generated from increases in accounts payable, accrued expenses and deferred revenue.  Accounts payable increased $954,439, accrued expenses increased $384,171 and deferred revenue increased $468,427 during the first quarter of 2002.  The increase in accounts payable and accrued expenses during 2002 was again primarily the result of the increased business activity in the EnergySaver business.  The increase in deferred revenue during 2002 was related primarily to a single order that was shipped during the quarter but was recorded as deferred revenue pending satisfaction of final revenue recognition criteria.

Investing activities consumed cash of $4,692 during the three-month period ending March 31, 2002, the result of new equipment purchases.  We did not purchase or dispose of any new equipment during the first quarter of 2003.

Financing activities generated cash of $867,432 during the three-month period ending March 31, 2003, compared to consuming $164,963 during the same period in 2002.  During the first quarter of 2003, we issued a package of securities that included shares of our common stock and common stock warrants for gross proceeds of $1,000,000.  We incurred issuance costs of $95,690 associated with this private placement.  During the quarter we also made scheduled principal payments of $37,676 on our long term debt and received a payment from a shareholder of $798, which represented the short-swing profit inadvertently earned when he purchase shares of our stock within six months of selling shares which is a violation of section 16(b) of the Securities Act of 1934.  Financing activities consumed $164,963 of cash during the three-month period ending March 31, 2002.  During the first quarter of 2002 we made scheduled principal payments of $130,350 on the note to the sellers of Marino Electric and $34,613 on our equipment loan.

Our primary lender, American Chartered Bank, has agreed to extend the term on our line of credit from April 30, 2003 to June 30, 2003, during which time we will be evaluating the need to possibly restructure the line of credit to reflect changes that may occur depending on the strategic direction we take with respect to Switchboard Apparatus.  During the interim period availability on the line of credit has been capped at $500,000.

In April 2003, the Company entered into two separate securities purchase agreements containing substantially similar terms with the Munder Power Plus Fund and Mr. Richard Kiphart, both of whom are existing investors in the Company.  Under the terms of the transaction the Company issued in exchange for $669,914 in gross proceeds, 728,168 shares of common stock and five year warrants to purchase 200,974 additional shares of its common stock at an initial exercise price of $1.00 per share.  The net proceeds from these issuances will be used for general corporate purposes.

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

As a result of our continued losses and current liquidity, we are focused on the following priorities which we believe we must achieve if the Company is to continue as a going concern:

•                  Continue to increase sales of EnergySavers.  This is our most profitable product and represents the greatest potential for growth of any product we sell.  As demonstrated in 2002, we can increase our production of EnergySavers with very little increase in our manufacturing costs, thus as our sales volume increases our profitability should increase as well.  We have a number of opportunities that we are currently pursuing, including the recently announced VNPP program with Commonwealth Edison, which if we are successful in closing and implementing should contribute significantly to our goal of increasing the sales of EnergySavers.  Unfortunately, as is true in all sales opportunities, there is still a risk that some or all of these opportunities will not result in a sale or the time required to realize these sales will take longer than we expect.

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

•                  Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable.  Great Lakes has recently been awarded some new business which should contribute to an improvement in this segment’s profitability.  This segment must execute effectively in order to realize the profitability potential of this new business.

•                  Continue to aggressively manage our costs in order to conserve cash.  While we made significant progress in reducing our costs during 2002 and the first quarter of 2003, we must not only keep our costs down, but we need to continue to find new ways to cut costs in order to efficiently utilize the capital resources available to us.

•                  Raise additional capital to continue to fund operations until the business starts to generate positive cash flow, consistent with the plan presented to shareholders in July 2001.  Year to date through the end of April we have raised approximately $1.67 million in gross proceeds through private placements of our equity securities.  Our current objective is to raise an additional $2 million to $4 million during 2003, beyond the amounts already raised.

•                  Restructure or replace the current line of credit to provide funding for working capital needs.

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

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect Electric City’s current expectations about its future results, performance, prospects and opportunities.  Electric City has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions.  These forward-looking statements are based on information currently available to Electric City and are subject to a number of risks, uncertainties and other factors that could cause Electric City’s actual results, performance, prospects or opportunities in the remainder of 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, the Company’s ability to successfully integrate acquired businesses, products and technologies, the Company’s ability to manage its growth, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results.  For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by Federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

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

PART II.  OTHER INFORMATION

ITEM 2.                     Changes In Securities

1.               On February 27, 2003, we entered into a securities purchase agreement with the SF Capital Partners Ltd. (“SF”), whereby we issued in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of our common stock and a five year warrant to purchase 300,000 additional shares of our common stock at an initial exercise price of $0.92 per share.  We are required to reduce the exercise price on the warrant to $0.75 per share if on the date that we file our Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) our consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of our Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction.  The Munder Power Plus Fund also had a right of first offer with respect to this transaction.  In exchange for its agreement to waive this right, we gave Munder a 30 day option to purchase securities under the same terms as those offered to SF.  Munder elected to exercise this option during the option period with respect to an investment of $250,000.  Also, as a condition to the sale to SF we agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the registration of these shares.

The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D under the Securities Act.

2.               On March 18, 2003, we issued a warrant to purchase 50,000 shares of our common stock to Jason Diamond as compensation for services received.  The warrant has a term of 3 years and an exercise price of $1.23 per share.

3.               On March 18, 2003, we issued a warrant to purchase 12,500 shares of our common stock to Lon Frederick as compensation for services received.  The warrant has a term of 3 years and an exercise price of $1.00 per share.

4.               On March 18, 2003, we issued a warrant to purchase 12,500 shares of our common stock to Paul Frederick as compensation for services received.  The warrant has a term of 3 years and an exercise price of $1.00 per share.

5.               On March 26, 2003, the Board of Directors declared dividends payable on our Series A and Series C Convertible Preferred Stock for the first calendar quarter ending March 31, 2003 to shareholders of record of our Series A and Series C Convertible Preferred Stock as of March 31, 2003. The dividends were paid on March 31, 2003 in additional shares of preferred stock to the holders as follows: 11,506 shares to EP Energy Finance, L.L.C., 11,410 shares to Newcourt Capital USA, Inc., 10,931 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 575 shares to Originators Investment Plan, L.P., 11,506 shares to Duke Capital Partners, LLC, 8,352 shares to Leaf Mountain Company, LLC, and 5,291 to Mr. Richard Kiphart.  Each share of Series A and Series C Convertible Preferred Stock is convertible into 10 shares of our common stock.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transaction was issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated there under, in that the transaction involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and/or were acquiring such securities for investment for their own account and not for distribution. All certificates representing the common stock or preferred stock so issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

ITEM 6.                  Exhibits And Reports On Form 8-K.

(a)                                  Exhibits

99.1                           Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2                           Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)                                 The Company did not file any reports on Form 8-K during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: May 15, 2003	By:	/s/ John Mitola
John Mitola

Chief Executive Officer (principal executive officer)

Dated: May 15, 2003	By:
/s/ Jeffrey Mistarz

Jeffrey Mistarz

Chief Financial Officer (principal financial and accounting officer)

Certification Pursuant to Rules 13a-14 and 15d-14 of

the Securities Exchange Act of 1934

I, John P. Mitola, the Chief Executive Officer of Electric City Corp. (the “Registrant”), hereby certify that I have reviewed the Quarterly Report for the Registrant on Form 10-QSB for the quarterly period ending March 31, 2003 (the “Report”), and:

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
May 15, 2003

Certification Pursuant to Rules 13a-14 and 15d-14 of

the Securities Exchange Act of 1934

I, Jeffrey R. Mistarz, the Chief Financial Officer of Electric City Corp. (the “Registrant”), hereby certify that I have reviewed the Quarterly Report for the Registrant on Form 10-QSB for the quarterly period ending March 31, 2003 (the “Report”), and:

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
May 15, 2003