Form 10QSB
period 2003-06-30
ELECTRIC CITY CORP
filed 2003-08-14
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒    No ☐

34,148,022 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ELECTRIC CITY CORP.
FORM 10-QSB
For The Quarter Ended June 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2003 (unaudited)	December 31, 2002 (1)

Assets

Current Assets
Cash and cash equivalents	$1,782,808	$1,555,904
Accounts receivable, net	2,825,490	2,681,772
Inventories	1,309,505	2,596,218
Prepaid expenses and other	146,009	116,210

Total Current Assets	6,063,812	6,950,104

Net Property and Equipment	1,146,238	1,539,919

Cost in Excess of Assets Acquired	416,573	416,573

Other Assets	—	1,955

	$7,626,623	$8,908,551

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2003 (unaudited)	December 31, 2002 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$—	$500,000
Current maturities of long-term debt	699,040	148,531
Accounts payable	1,442,195	1,732,719
Accrued expenses	733,315	972,584
Deferred revenue	50,000	50,000

Total Current Liabilities	2,924,550	3,403,834

Deferred Revenue	326,714	279,166

Long-Term Debt, less current maturities	6,960	941,260

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A – 2,281,110 and 2,171,192 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively (liquidation value of $45,622,000 and $43,424,000 at June 30, 2003 and December 31, 2002, respectively)	22,811	21,712
Series C – 222,357 and 211,643 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively (liquidation value of $4,447,000 and $4,233,000 at June 30, 2003 and December 31, 2002, respectively)	2,223	2,116
Series D – 150,166 issued and outstanding as of June 30, 2003 (liquidation value of $3,003,000)	1,502	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 34,148,022 and 32,283,335 issued as of June 30, 2003 and December 31, 2002, respectively	3,415	3,229
Additional paid-in capital	50,242,943	47,150,313
Accumulated deficit	(45,895,995)	(42,884,579)

	4,376,899	4,292,791
Less treasury stock, at cost, 1,000 shares as of June 30, 2003 and December 31, 2002	(8,500)	(8,500)

Total Stockholders’ Equity	4,368,399	4,284,291

	$7,626,623	$8,908,551

See accompanying notes to condensed consolidated financial statements

(1)                               Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, June 30	2003	2002

Revenue	$1,668,721	$1,830,038

Expenses
Cost of sales	1,499,940	1,385,029
Selling, general and administrative	1,103,011	1,651,795

	2,602,951	3,036,824

Operating loss	(934,230)	(1,206,786)

Other Income (Expense)
Interest income	1,320	6,163
Interest expense	(12,338)	(15,243)

Total other income (expense)	(11,018)	(9,080)

Loss from continuing operations	(945,248)	(1,215,866)

Discontinued Operations
Loss from discontinued operations	(57,691)	(147,424)
Loss on disposal of discontinued operations	(764,148)	—

	(821,839)	(147,424)

Net Loss	(1,767,087)	(1,363,290)

Plus Preferred Stock Dividends	(999,252)	(2,227,611)

Net Loss Available to Common Shareholder	$(2,766,339)	$(3,590,901)

Basic and diluted loss per common share from continuing operations	$(0.06)	$(0.12)

Discontinued operations	(0.02)	(0.00)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(0.12)

Weighted Average Common Shares Outstanding	33,964,174	31,154,225

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six months ended, June 30	2003	2002

Revenue	$2,819,474	$3,321,969

Expenses
Cost of sales	2,616,443	2,637,926
Selling, general and administrative	2,124,338	3,402,395

	4,740,781	6,040,321

Operating loss	(1,921,307)	(2,718,352)

Other Income (Expense)
Interest income	2,987	16,580
Interest expense	(26,445)	(35,114)

Total other income (expense)	(23,458)	(18,534)

Loss from continuing operations	(1,944,765)	(2,736,886)

Discontinued Operations
Loss from discontinued operations	(302,503)	(333,603)
Loss on disposal of discontinued operations	(764,148)	—

	(1,066,651)	(333,603)

Loss before cumulative effect of accounting change	(3,011,416)	(3,070,489)

Cumulative effect of accounting change	—	(4,103,872)

Net Loss	(3,011,416)	(7,174,361)

Plus Preferred Stock Dividends	(1,833,244)	(2,906,224)

Net Loss Available to Common Shareholder	$(4,844,660)	$(10,080,585)

Basic and diluted loss per common share from continuing operations	$(0.11)	$(0.18)

Discontinued operations	(0.03)	(0.01)

Cumulative effect of accounting change	—	(0.13)

Basic and Diluted Net Loss Per Common Share	$(0.14)	$(0.32)

Weighted Average Common Shares Outstanding	33,326,572	31,134,145

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Shares	Common Stock	Series A Preferred Shares	Series A Preferred Stock	Series C Preferred Shares	Series C Preferred Stock	Series D Preferred Shares	Series D Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712	211,643	$2,116	—	$—	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291

Issuance of common stock (net of offering costs of $154,790)	1,815,125	182	—	—	—	—			1,514,944	—	—	1,515,126
Issuance of series D convertible preferred stock (net of offering costs of $146,500)	—	—	—	—	—	—	150,000	1,500	1,352,000			1,353,500
Issuance of common stock to purchasers of series D convertible preferred stock	22,562	2	—	—	—	—	—	—	(2)	—	—	—
Cumulative dividends on preferred stock	—	—	—	—	—	—			(1,207,977)	—	—	(1,207,977)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	109,918	1,099	10,714	107	166	2	1,206,769	—	—	1,207,977
Exercise of warrants to purchase common stock	27,000	2	—	—	—	—	—	—	26,998	—	—	27,000
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	199,100	—	—	199,100
Short-swing profit contribution	—	—	—	—	—	—			798	—	—	798
Net loss for the six months ended June 30, 2003	—	—	—	—	—	—	—	—	—	(3,011,416)	—	(3,011,416)

Balance, June 30, 2003	34,148,022	$3,415	2,281,110	$22,811	222,357	$2,223	150,166	$1,502	$50,242,943	$(45,895,995)	$(8,500)	4,368,399

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months ended June 30	2003	2002

Cash Flow from Operating Activities

Net loss	$(3,011,416)	$(7,174,361)

Adjustments to reconcile net loss to net cash used in operating activities, net of asset disposals
Depreciation and amortization	79,972	116,686
Loss from disposal of discontinued operations	764,148	—
Cumulative effect of accounting change	—	4,103,872
Provision for (recovery on) bad debt	(55,000)	20,330
Issuance of warrants in exchange for services received	199,100	137,700
Changes in assets and liabilities, net of dispositions
Accounts receivable	(1,408,412)	(1,551,201)
Inventories	604,330	(808,954)
Other current assets	(29,799)	(65,980)
Accounts payable	217,720	291,472
Accrued expenses	(137,171)	360,045
Deferred revenue	47,548	374,151

Net cash used in operating activities	(2,728,980)	(4,196,240)

Cash Flows Used In Investing Activities
Sale of discontinued operations	929,032	—
Purchase of property and equipment	(15,289)	(15,938)

Net cash provided by (used in) investing activities	913,743	(15,938)

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	—	(219,067)
Net payment on line of credit	(500,000)	—
Proceeds from long term debt	10,000	1,135,000
Payment on long-term debt	(364,281)	(1,184,189)
Proceeds from issuance of preferred stock	1,500,000	2,000,000
Proceeds from issuance of common stock	1,669,914	—
Issuance costs related to stock issuances	(301,290)	(119,743)
Proceeds from exercise of common stock warrant	27,000	—
Short-swing profit contribution	798	—

Net cash provided by financing activities	2,042,141	1,612,001

Net Increase (Decrease) in Cash and Cash Equivalents	226,904	(2,600,177)

Cash and Cash Equivalents, at beginning of period	1,555,904	5,486,073

Cash and Cash Equivalents, at end of period	$1,782,808	$2,885,896

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$28,548	$25,628

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.  Since the beginning of the year the Company has successfully raised over $3 million through the private placement of equity, however, there is no assurance that this amount will be sufficient to fund operations until sales improve to the point that the Company is able to operate from internally generated cash flows.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2002.

Note 2 - Stock-based Compensation

At June 30, 2003, the Company had a stock-based compensation plan, which is more fully described in Note 17 in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2003.  The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans.  No stock-based compensation expense was reflected in the net loss for the three and six month periods ended June 30, 2003 or June 30, 2002, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net Loss, as reported	$(1,767,000)	$(1,363,000)	$(3,011,000)	$(7,174,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards (1)	(83,000)	1,980,000 (2)	(343,000)	2,361,000 (2)

Net Loss, pro-forma	(1,850,000)	617,000	(3,354,000)	(4,813,000)

Preferred stock dividends	(999,000)	(2,228,000)	(1,833,000)	(2,906,000)

Net Loss Available to Common Shareholder	$(2,849,000)	$(1,611,000)	$(5,187,000)	$(7,719,000)

Net loss per share
Basic and diluted – as reported	$(0.08)	$(0.12)	$(0.15)	$(0.32)
Basic and diluted – pro-forma	$(0.08)	$(0.05)	$(0.16)	$(0.25)

(1)          All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

(2)          Certain former employees forfeited options in the first six months of 2002, which resulted in a $1.3 million and $2.6 million reduction in pro-forma compensation expense for the three month and six month periods ended June 30, 2002, respectively.

Note 3 - Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards  (SFAS) No. 142,  “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative but realistic assumptions to model our power management business and building control and automation business, we determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.  The preliminary allocation resulted in a write-down of recorded goodwill in the amount of $2,894,000, which was recorded as a cumulative effect of a change in an accounting principle during the quarter ended March 31, 2002. Subsequently, the final valuation determined that the goodwill was fully impaired and an additional impairment of $1,209,872 was required. The additional write-down was reported as a cumulative effect of a change in an accounting principle in the quarter ended June 30, 2002.  The cumulative effect of change in accounting principle reported in the accompanying financial statements for the quarter ended June 30, 2003 have been restated to reflect the impairment as if the entire $4,103,872 had been recognized in the quarter ended March 31, 2002.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively.  We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Note 4 – Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted loss per share for the three months and six months ended June 30, 2003 and 2002 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Weighted average shares issuable upon exercise of outstanding options	10,316,000	9,155,000	10,264,000	9,375,000

Weighted average shares issuable upon exercise of outstanding warrants	8,990,000	12,315,000	8,828,000	12,251,000

Weighted average shares issuable upon conversion of preferred stock	24,431,000	20,189,000	24,135,000	19,994,000

Total	43,737,000	41,659,000	43,227,000	41,620,000

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

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Balance, beginning of period	$103,445	$106,434	$107,127	$60,394

Warranties issued	31,250	16,500	43,500	66,500

Settlements	(11,803)	(12,955)	(27,735)	(16,915)

Balance, as of June 30	$122,892	$109,979	$122,892	$109,979

Note 6 - Inventories

Inventories consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$655,832	$1,488,886

Work in process	—	29,857

Finished goods	653,673	1,077,475

	$1,309,505	$2,596,218

Note 7 - Dividends

Dividends are comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Accrual of Dividend on Series A Convertible Preferred	$556,368	$504,042	$1,099,166	$995,791

Accrual of Dividend on Series C Convertible Preferred	54,233	14,444	107,144	14,444

Accrual of Dividend on Series D Convertible Preferred	1,667	—	1,667	—

Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock	—	1,444,697	—	1,444,697

Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock	386,984	—	386,984	—

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series A Convertible Preferred dividend	—	257,061	217,119	443,925

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Convertible Preferred dividend	—	7,367	21,164	7,367

Total	$999,252	$2,227,611	$1,833,244	$2,906,224

Note 8 – Business Segment Information

The Company organizes and manages its business in two distinct segments: the Energy Technology segment, and the Building Control and Automation segment.  In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.

The Energy Technology segment designs, manufacturers and markets energy saving technologies, primarily to commercial and industrial customers.  The principal products produced by this segment are the EnergySaver and the Global Commander.  This segment is headquartered, and most of its operations are located, in Elk Grove Village, Illinois.

The Building Control and Automation segment, which is comprised of our Great Lakes Controlled Energy subsidiary, provides integration of building and environmental control systems for commercial and industrial customers.  Great Lakes Controlled Energy is headquartered in, and operates out of its own facility, located in Elk Grove Village, Illinois.

Prior to fiscal year 2003, the Company’s reportable segments included the Power Management segment, which designed, manufactured and marketed a wide range of commercial and industrial switching gear and distribution panels.  Effective May 31, 2003, the Company divested this segment, accordingly, the net assets and operating results have been separately reported as discontinued operations.  Prior year segment information has been restated to reflect corporate costs previously allocated to the Power Management segment, which will continue despite the divestiture of the segment.

The following is the Company’s business segment information:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenues:
Energy Technology	$1,081,000	$1,310,000	$1,566,000	$2,543,000
Building Automation Controls	610,000	719,000	1,286,000	1,227,000
Intercompany sales – Energy Technology	(15,000)	(10,000)	(20,000)	(10,000)
Intercompany sales – Building Control and Automation	(7,000)	(189,000)	(13,000)	(438,000)

Total	1,669,000	1,830,000	2,819,000	3,322,000

Operating Loss:
Energy Technology	(318,000)	(442,000)	(839,000)	(1,282,000)
Building Automation Controls	(172,000)	(111,000)	(300,000)	(277,000)
Corporate Overhead	(444,000)	(654,000)	(782,000)	(1,159,000)

Total	(934,000)	(1,207,000)	(1,921,000)	(2,718,000)

Other Expense	(11,000)	(9,000)	(23,000)	(19,000)

Loss from continuing operations	(945,000)	(1,216,000)	(1,944,000)	(2,737,000)

	June 30, 2003	December 31, 2002
Total Assets:
Energy Technology	$5,897,000	$4,999,300
Building Automation Controls	1,730,000	1,028,839
Power Management	—	2,880,412

Total	$7,627,000	$8,908,551

Note 9 – Discontinued Operations

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144) at the beginning of 2002.  Among other things, SFAS 144 requires that the results of operations and related disposal costs as well as the gain or loss on the disposal of a business unit be presented on the statement of operations as a separate component of income before extraordinary items for all periods presented.

On June 3, 2003, the Company entered into an asset purchase agreement with Hoppensteadt Acquisition Corp., whereby Hoppensteadt acquired all of the assets, except for certain receivables and cash, and assumed all of the liabilities, except for bank debt, of the Company’ Power Management segment as of May 31, 2003, in exchange for $929,032 in cash.  Hoppensteadt Acquisition Corp. is owned by a group of investors that includes former managers of the Company’s Power Management segment.

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

	June 30, 2003	December 31, 2002

Accounts receivable	$—	$1,303,658
Other current assets	—	787,198
Total current assets	—	2,090,856

Net property plant and equipment	—	382,103
Other assets	—	1,955

Total assets	—	$2,474,914

Accounts payable	$—	$992,000
Accrued expenses	—	48,875
Total current liabilities	—	1,040,875

Total liabilities	$—	$1,040,875

The revenue and loss related to discontinued operations were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenue	$1,086,245	$1,607,773	$2,484,336	$3,251,835

Net loss	(821,839)	(147,424)	(1,066,651)	(333,603)

Note 10 – Equity Issuances

On April 17, 2003, the Company entered into a securities purchase agreement with the Munder Power Plus Fund (“Munder”), whereby it issued in exchange for $250,000 in gross proceeds, a package of securities that included 271,739 shares of its common stock and a five year warrant to purchase 75,000 additional shares of its common stock at an initial exercise price of $0.92 per share.  The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that it files its Annual Report on Form 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) its consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of its Common Stock on such date of filing is less than $2.00 per share.

On April 23, 2003, the Company entered into a securities purchase agreement with Mr. Richard Kiphart, whereby it issued in exchange for $419,914 in gross proceeds, a package of securities that included 456,429 shares of its common stock and a five year warrant to purchase 125,974 additional shares of its common stock at an initial exercise price of $0.92 per share.  The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that it files its Annual Report on Form 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) its consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of its Common Stock on such date of filing is less than $2.00 per share.

On June 27, 2003, the Company entered into a securities purchase agreement with a group of investors that included Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund, whereby it issued in exchange for $1,500,000 in gross proceeds, a package of securities that included 150,000 shares of its Series D Convertible Preferred Stock, 22,562 shares of its common stock, warrants to purchase 37,500 additional shares of its Series D Preferred and warrants to purchase 210,938 additional shares of its common stock (the “Transaction”).

The Series D Convertible Preferred carries a dividend rate of 10% per year, which is payable during the first three years following issuance at the Company’s option, in cash or additional shares of Series D Convertible Preferred stock.  After three years all dividends must be paid in cash and the dividend rate will increase ½% every six months until it reaches 15% per year.

The Series D Convertible Preferred is convertible at anytime into shares of the Company’s common stock at the conversion rate of ten shares of common stock for each share of Series D Convertible Preferred.  Shares of Series D Convertible Preferred have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series D Preferred to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series D Convertible Preferred. The Series D Convertible Preferred is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of our assets and similar events.

The Series D Convertible Preferred Stock possesses a liquidation preference over all other classes of the Company’s equity, other than the Series A and Series C Convertible Preferred Stock.  In addition, the holders of the Series D Convertible Preferred Stock, in conjunction with the holders of the Series A and Series C Convertible Preferred Stock, have special approval rights over certain matters, including but not limited to, mergers and acquisitions, the issuance of additional debt or equity securities, the sale of assets outside the normal course of business, the payment of dividends, the hiring or firing of the Company’s Chief Executive Officer or President, significant capital expenditures, and amendments to the Company’s Certificate of Incorporation and/or by-laws that in any way could adversely affect the rights of the holders of the Series A, Series C and/or Series D Convertible Preferred Stock.

For accounting purposes, proceeds from the Transaction were allocated to the Series D Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values.  The difference between the value allocated to the Series D Convertible Preferred Stock and the market price of the Company’s common stock on the date of issue, in addition to the value of the stock and warrants issued as part of the Transaction were deemed to be equivalent to a non-cash preferred stock dividend.  The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $386,983, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the three month and six month periods ended June 30, 2003.

During the three month period ended June 30, 2003, the Company issued warrants to purchase a total of 387,000 shares of the Company’s common stock to various consultants as compensation for services received .  These warrants have exercise prices of $1.00 per share and have terms of up to two years.  The warrants were valued at $140,600 using a modified Black-Sholes option pricing model and were charged to operations during the period.

Note 11 – Subsequent Events

Our working capital line of credit with American Chartered Bank expired on June 30, 2003.  In late July we signed a term sheet with a lender to provide a replacement credit facility that includes a $2 million secured asset-based line of credit and a $1 million secured term note, both of which have terms of two years and are convertible under certain circumstances at the option of the holder or the Company into shares of the Company’s common stock.  Borrowings under this agreement will bear interest at prime plus 1.75% (4.25% at June 30, 2003).  We are in the process of finalizing the documentation on this new credit facility and anticipate closing before the end of August.

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

Overview

We are a developer, manufacturer and integrator of energy saving technologies and building automation systems. The Company currently markets the EnergySaver(TM), the GlobalCommander® and LightMaster(TM) energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name, Virtual “Negawatt” Power Plant “VNPP”®. The Company recently announced its first VNPP development –50 Megawatt, negative power system for Commonwealth Edison in northern Illinois. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. In addition to our EnergySaver system, we design, install and monitor building control and environmental systems through our subsidiary Great Lakes Controlled Energy Corp. (“Great Lakes”).

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City and its subsidiaries are generated from the sale of products and services, the vast majority of which are sold in the U.S.

Our cost of goods sold consists primarily of materials and labor.  Also included in our cost of goods sold are freight, charges from third parties for installation of our products, costs of operating our manufacturing facility, charges for potential future warranty claims, and royalty costs related to EnergySaver sales.  Cost of goods sold also includes the wages and expenses of our engineering group at Great Lakes.

Sales and gross profits depend, in part, on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products that we purchase and resell.

A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the manufacturing capacity of our facility and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase.  In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySaver products of approximately $15 million to $20 million per year without a significant further investment in fixed assets.

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

Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, various vehicle loans and a note to the sellers of Marino Electric which was repaid in full in May 2002, all as reflected on our current and prior financial statements.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

Our total revenue for the three-month period ended June 30, 2003 declined $161,317 or 8.8% to $1,668,721 as compared to $1,830,038 for the quarter ended June 30, 2002.  While total revenue increased for the second quarter in a row, our revenue is still below the year earlier levels due in large part to decisions on the part of potential customers’ to defer discretionary capital expenditures until general economic conditions improve.  Revenue related to EnergySaver sales declined approximately $234,000, or 18%, to approximately $1,066,000 for the three months ended June 30, 2003 as compared to approximately $1,300,000 for the same period in 2002.  EnergySavers unit sales increased 13% to 125 units during the second quarter of 2003 from 111 units sold during the second quarter of 2002.  While we sold more units during the second quarter of 2003 than we did in the year earlier period, the average price per unit sold declined due to a change in product mix based on the customer application requirements that included smaller, less expensive units.  This shift to smaller units was largely due to one large order shipped during the quarter.  EnergySaver revenues are anticipated to rebound beginning in late summer of this year.  This expectation is in part based on the anticipated start-up of our first Virtual Negawatt Power system development with Commonwealth Edison in Northern Illinois.

Revenue from the sale of building automation products and services increased approximately $73,000, or 20% to $603,000 during the three month period ended June 30, 2003, from approximately $530,000 recorded in the same period of 2001.  The increase in revenue for the building automation controls segment is due largely to the business’s success in securing new and larger contracts for its services. Revenue derived from the sale of building automation systems is expected to show modest year-over-year growth through 2003.

Cost of sales for the three-month period ended June 30, 2003 totaled $1,499,940 as compared to $1,385,029 for the three-month period ended June 30, 2002.  Gross profit for the second quarter of 2003 decreased $276,228 to $168,781 from $445,009 in the second quarter of 2002, while our gross profit margin decreased to 10.1% from 24.3% for the same periods.  The decline in gross profit was split about evenly between the two businesses.  The Energy Technology segment’s gross profit was impacted by the shift to smaller EnergySaver units, while the decline in gross margin in the Building Automation and Controls segment was to a great extent due to a change to the completed contract method of accounting for profit.  Under this more conservative method of accounting all job related profits are deferred until the completion of the project.  Since no jobs were completed during the quarter, no profits were recognized on job related revenue.

SG&A for the three-month period ended June 30, 2003 decreased $548,784, or 33.2% to $1,103,011, as compared to $1,651,795 for the three-month period ended June 30, 2002.  Contributing to the decline in SG&A was a $336,000 reduction in salary expense due to our ongoing restructuring efforts that led to a reduction in headcount, and a $145,000 reduction in outside services which includes fees for marketing, investor relations and recruiting services.

Other expense for the three-month period ending June 30, 2003 increased $1,938, or 21.3% to $11,018 from $9,080 for the three-month period ended June 30, 2002.  Interest expense declined $2,905 or 19.1% to $12,338 from $15,243 for the same period in 2002.  The decline in interest expense was primarily lower levels of borrowing and lower interest rates.  Interest income of $1,320 for the second quarter of 2003 was $4,843 lower than that recorded in the second quarter of 2002 due to lower average cash balances and lower interest rates paid on invested cash balances.

As previously disclosed we have been evaluating various strategic alternatives for our Power Management business since late 2002.  During the second quarter of 2003 we agreed to sell substantially all of the assets and most of the liabilities of the segment to a group of investors that included members of the segment’s management.  The sale closed on June 3, 2003, effective as of May 31, 2003.  As required by SFAS 144 we have presented the operating results as well as the loss on disposal for this segment as discontinued operations.  During the three-month period ended June 30, 2003 the Power Management segment’s operating loss was $57,691 as compared to an operating loss of $147,424 for the year earlier period.  We also recorded a $764,148 loss on the disposal of the segment during the second quarter of 2003.

Our dividend expense for the second quarter of 2003 decreased $1,228,359 to $999,252 from $2,227,611 for the same period in 2002.  We accrued dividends of $612,268 and $518,486 on our Convertible Preferred Stock during the three-month periods ended June 30, 2003 and 2002 respectively.  The increase in the dividend accrual is due primarily to an increase in the total shares outstanding as a result of the issuance of shares of the Series C Convertible Preferred in June 2002 and the issuance of shares of preferred stock in satisfaction of accrued dividends.  Dividend expense for the second quarter of 2003 also included a $386,984 non-cash deemed dividend associated with the sale of the Series D Convertible Preferred stock while the second quarter of 2002 included a $1,444,697 non-cash deemed dividend associated with the issuance of the Series C Convertible Preferred stock.  The dividends accrued during the second quarters of 2003 and 2002 were satisfied through the issuance of 61,227 and 51,849 additional shares of our preferred stock, respectively.  Due to the conversion price on these shares relative to the market price of our common stock on the date of issue we were required to recognize non-cash deemed dividends of $264,428 on June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

Our total revenue for the six-month period ended June 30, 2003 declined $502,495 or 15.1% to $2,819,474 as compared to $3,321,969 for the six-month period ended June 30, 2002.  Revenue related to EnergySaver sales declined approximately $988,000, or 39%, to approximately $1,545,000 for the six-month period ended June 30, 2003 as compared to approximately $2,533,000 for the same period in 2002.  EnergySavers unit sales declined 34% to 175 units during the first six months of 2003 from 266 units sold during the second quarter of 2002.  The decline in EnergySaver revenue is due in large part to decisions on the part of potential customers’ to defer discretionary capital expenditures until general economic conditions improve.

Revenue from the sale of building automation products and services increased approximately $485,000, or 61% to $1,274,000 during the six month period ended June 30, 2003, from approximately $789,000 recorded in the same period of 2002.  The increase in revenue for the building automation controls segment is due to the business’s success in securing new and larger contracts for its services.

Cost of sales for the six-month period ended June 30, 2003 totaled $2,616,443 as compared to $2,637,926 for the six-month period ended June 30, 2002.  Gross profit for the first six months of 2003 decreased $481,012 to $203,031 from $684,043 during the same period in 2002, while our gross profit margin decreased to 7.2% from 20.6% for the same periods.  Gross profit declined in both operating segments, with the decline in the gross profit in the Energy Technology segment due primarily to the combination of lower sales and a shift to smaller, less profitable EnergySaver units.  We believe that this shift was largely caused by one large order and is not a trend that should continue due to the fact that the customer’s cost/benefit ratio is more favorable with the larger units.  The decline in gross margin in the Building Automation and Controls segment was to a great extent due to a shift to the completed contract method of accounting for profit.  Under this more conservative method of accounting all job related profits are deferred until the job is completed.  Since only one small job was completed during the first half of the year, most job related profits have been deferred to future periods.

SG&A for the six-month period ended June 30, 2003 decreased $1,278,057, or 37.6% to $2,124,338, from $3,402,395 reported for the six-month period ended June 30, 2002.  Contributing to the decline in SG&A was a $612,000 reduction in salary expense due to reductions in headcount, a $241,000 reduction in commission expense, a $233,000 reduction in outside services which includes fees for marketing, investor relations and recruiting services and a $55,000 gain resulting from bad debt recovery.

Other expense for the six-month period ending June 30, 2003 increased $4,924, or 26.6% to $23,458 for the six-month period ended June 30, 2003 from $18,534 for the same period ended June 30, 2002.  Interest expense declined $8,669 or 24.7% to $26,445 from $35,114 for the six month period ended June 30, 2002.  The decline in interest expense was primarily due to lower levels of borrowing and lower interest rates.  Interest income for the first half of 2003 declined $13,593 to $2,987 from $16,580 for the first half of 2002.  The decline in interest income was due to lower average cash balances and lower interest rates paid on invested cash balances.

During the first half of 2003 we agreed to sell substantially all of the assets and to transfer most of the liabilities of our Power Management segment to a group of investors that included members of the segment’s management.  The sale closed on June 3, 2003, effective as of May 31, 2003.  As required by SFAS 144 we have presented the operating results as well as the loss on disposal for this segment as discontinued operations.  During the six-month period ended June 30, 2003 the Power Management segment’s operating loss was $302,503 as compared to an operating loss of $333,603 for the year earlier period.  We also recorded a $764,148 loss on the disposal of the segment during the first half of 2003.

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

Our dividend expense for the second quarter of 2003 decreased $1,072,980 to $1,833,244 from $2,906,224 for the same period in 2002.  We accrued dividends of $1,207,977 and $1,010,235 on our Convertible Preferred Stock during the six-month periods ended June 30, 2003 and 2002 respectively.  The increase in the dividend accrual is due primarily to an increase in the total shares outstanding as a result of the issuance of shares of the Series C Convertible Preferred in June 2002 and the issuance of shares of preferred stock in satisfaction of accrued dividends.  Dividend expenses for the first six months of 2003 also included $386,984 of non-cash deemed dividends associated with the issuance of the Series D Convertible Preferred stock, while the dividends for the same period in 2002 included $1,444,697 of non-cash deemed dividends associated with the issuance of the Series C Convertible Preferred stock.  The dividends accrued during the first half’s of 2003 and 2002 were satisfied through the issuance of 120,798 and 101,024 additional shares of our preferred stock, respectively.  Due to the conversion price on these shares relative to the market price of our common stock on the date of issuance we were required to recognize non-cash deemed dividends of $238,283 and $451,292 during the six-month periods ended June 30, 2003 and June 30, 2002, respectively.

Liquidity and Capital Resources

During the twelve-month period ended December 31, 2002, we incurred a net loss before the cumulative effect of an accounting change of $7.07 million and used $6.88 million of cash for operating activities.  Primarily as a result of our continuing losses and lack of liquidity our independent certified public accountants modified their opinion on our December 31, 2002 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern.  We have taken steps to improve our current liquidity and provide some of the growth capital necessary to fund our plan for future growth.  Our efforts to raise additional capital are discussed below.

As of June 30, 2003, we had cash and cash equivalents of $1,782,808 compared to  $1,555,904 on December 31, 2002. Our debt obligations as of June 30, 2003 consisted of a mortgage of approximately $696,000 on our facility in Elk Grove Village Illinois, and vehicle loans of $10,000.

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

Net cash increased $226,904 during the first six months of 2003 as compared to decreasing $2,600,177 during the same period in 2002.  Cash consumed by operating activities declined 35.0% to $2,728,980 during the first half of 2003 as compared to $4,196,240 during the same period in 2002.  Cash used to fund the net loss before changes in working capital, declined $772,577 or 27.6%, to $2,023,196 during the first six months of 2003 from $2,795,773 during the same period in 2002.  This improvement was primarily the result of reductions in SG&A expense.

Changes in working capital consumed $705,784 during the first six months of 2003 and consumed $1,400,467 during the same period of 2002.  An increase in accounts receivable and other assets of $1,438,211 during the first half of 2003 was offset by a decline in inventory of $604,330.  The increase in accounts receivable was due in large part to the increase in sales in the Building Automation and Controls segment and a general slow down in receivables turnover in both segments.  The decline in inventory came primarily from the Energy Technology segment where we have continued to work to reduce inventories.  The combination of changes in accounts payable and accrued expenses generated $80,549 of cash during the first half of 2003 primarily related to the increase in business activity in both business segments.  Increases in accounts receivable, inventory and other current assets consumed $2,426,135 during the first three months of 2002.  The increase in these accounts was primarily the result of increased sales activity in the EnergySaver business during the period.  These uses of cash were partially offset by cash generated from increases in accounts payable, accrued expenses and deferred revenue.  Accounts payable increased $291,472, accrued expenses increased $360,045 and deferred revenue increased $374,151 during the first half of 2002.  The increase in accounts payable and accrued expenses during 2002 was again primarily the result of the increased business activity in the EnergySaver business.  The increase in deferred revenue during 2002 was related primarily to a single order that was shipped during the period but was recorded as deferred revenue pending satisfaction of final revenue recognition criteria.

Investing activities generated cash of $913,743 during the six-month period ending June 30, 2003, as compared to consuming $15,938 during the same period in 2002.  In June 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032.  This source of cash was partially offset by the purchase of equipment during the first half of 2003 totaling $15,289.  During the first half of 2002 we invested $15,938 in the purchase of equipment.

Financing activities generated cash of $2,042,141 and $1,612,001 during the six-month periods ended June 30, 2003 and 2002 respectively.  During 2003, we entered into several private placement transactions in which we sold securities including shares of our common stock, shares of our Series D Convertible stock, preferred stock warrants and common stock warrants, generating gross proceeds of $3,169,914, which was partially offset by issuance costs of $301,290.  We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to paydown the outstanding balance on our revolving line of credit of $500,000.  We made scheduled principal payments of $66,281 on various loans during the first half of 2003 and borrowed $10,000 to finance the purchase of new equipment.  In April of 2003, the holder of a common stock warrant paid $27,000 to exercise his right to purchase common stock at $1.00 per share. We also received a payment of $798 during the first half of 2003 from a shareholder, which represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares which is a violation of section 16(b) of the Securities Act of 1934.  During the first half of 2002, we issued a package of securities that included our Series C Convertible Preferred Stock, which raised $2,000,000, and we incurred $119,743 in expenses related to the issuance of this preferred stock.  We also made scheduled principal payments of $219,067 on the note to the sellers of Marino Electric, and $49,189 on our mortgage and equipment loans.  In May 2002 we refinanced our mortgage and equipment loan, using the proceeds of $1,135,000 to repay our existing mortgage and equipment loan.

Our working capital line of credit with American Chartered Bank expired on June 30, 2003.  In late July we signed a term sheet with a lender to provide a replacement credit facility that includes a $2 million secured, asset-based line of credit and a $1 million secured term note, both of which have terms of two years, and both of which are convertible under certain circumstances at the option of the holder or the Company into shares of the Company’s common stock.  Borrowings under this agreement will bear interest at prime plus 1.75% (4.25% at June 30, 2003).  We are in the process of finalizing the documentation on this new credit facility and anticipate closing before the end of August.

Our ability to continue the development, manufacturing and the expansion of sales of our products, including the EnergySaver, the GlobalCommander and building automation products, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, our ability to collect our receivables in a timely manner, the level and amount of product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins.

As a result of our continued losses and liquidity position, at the end of last year we set the following priorities for 2003 as those we believe we must focus on in order for the Company to continue as a going concern:

•                  Continue to increase sales of EnergySavers.  This is our most profitable product and represents the greatest potential for growth of any product we sell.  As demonstrated in 2002, we can increase our production of EnergySavers with very little increase in our manufacturing costs, thus as our sales volume increases our profitability should increase as well.  Our most promising opportunity at this time appears to be the VNPP program with Commonwealth Edison (“ComEd”), which we announced earlier this year.  This program is being watched very closely by a number of other utilities, and we believe the successful implementation of this program will result in similar programs with other utilities throughout the US and Canada.  We made significant progress toward implementing the ComEd program during the first half of 2003 and hope to begin shipping EnergySavers under the program before the end of the year.  While this program with ComEd is looking promising, we still have a significant number of things to accomplish before we can start shipping product, including technical, legal and financing issues, the failure to accomplish any one of which could delay or cancel the program.

•                  Evaluate the Power Management business and decide if it can be restructured in order to make it profitable in the current business environment and stagnant construction industry.  We completed the evaluation of this segment in early 2003 and made the decision to exit the business.

Effective May 31, 2003 we closed on the sale of substantially all the assets of the segment and transferred certain of the liabilities to a group of investors, including the former owners of Switchboard Apparatus, generating proceeds of $929,032.  We used $798,000 of the proceeds to repay debt. In the same period that we exited the Power Management business, we made a decision to launch the new VNPP development program. The initiative was launched on the foundation of our first project with Commonwealth Edison in Northern Illinois.

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

•                  Continue to aggressively manage our costs in order to conserve cash.  Through the first six months of 2003 we have been successful in reducing our costs as is evidenced by the 37% reduction in SG&A when compared to the same period in 2002.  Going forward we must continue to monitor our costs structure to try to ensure the efficient utilization of the limited capital resources available to us.

•                  Raise additional capital to continue to fund operations until the business starts to generate positive cash flow, consistent with the plan presented to shareholders in July 2001.  We have succeeded in raising approximately $2.8 million in net proceeds during 2003 through the private placement of our equity securities, and we are currently working to close on a new credit facility that will provide a $2 million convertible asset-based line of credit and a $1 million secured term loan.

Our projections indicate that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. These projections contain certain key assumptions which may or may not occur. If, for one reason or another we do not raise additional capital in the near future or certain key assumptions contained in our projections are wrong, we may begin to experience a liquidity shortage early next year which could force us to scale back our growth plans, or, in the worst case, cease operations.

If in the future we find that we need to raise additional capital (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. Any new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II.  OTHER INFORMATION

ITEM 2.                                                     Changes In Securities

1.               On April 1, 2003, we issued a warrant to purchase 27,000 shares of our common stock to William Ritger as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant had an expiration date of April 14, 2003 and an exercise price of $1.00 per share.  This warrant was valued at $10,800 using a modified Black-Sholes option pricing model.

2.               On April 1, 2003, we issued a warrant to purchase 15,000 shares of our common stock to the Stockbroker.com as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $9,450 using a modified Black-Sholes option pricing model.

3.               On April 2, 2003, we issued a warrant to purchase 5,000 shares of our common stock to the Engle Group as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $3,150 using a modified Black-Sholes option pricing model.

4.               On April 14, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 27,000 shares of our common stock in exchange for $27,000.

5.               On April 17, 2003, we entered into a securities purchase agreement with the Munder Power Plus Fund (“Munder”), whereby we issued in exchange for $250,000 in gross proceeds, a package of securities that included 271,739 shares of our common stock and a five year warrant to purchase 75,000 additional shares of our common stock at an initial exercise price of $0.92 per share.  We are required to reduce the exercise price on the warrant to $0.75 per share if on the date that we file our Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) our consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of our Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction.  Also, as a condition to the sale to Munder we agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the registration of these shares.

The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D under the Securities Act.

6.               On April 23, 2003, we entered into a securities purchase agreement with Mr. Richard Kiphart, whereby we issued in exchange for $419,914 in gross proceeds, a package of securities that included 456,429 shares of our common stock and a five year warrant to purchase 125,974 additional shares of our common stock at an initial exercise price of $0.92 per share.  We are required to reduce the exercise price on the warrant to $0.75 per share if on the date that we file our Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) our consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of our Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction.  Also, as a condition to the sale to Mr. Kiphart we agreed to file a registration statement with the Securities and Exchange Commission within 90 days for the registration of these shares.

The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D under the Securities Act.

7.               On June 9, 2003, we issued a warrant to purchase 20,000 shares of our common stock to Barretto Pacific as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $8,600 using a modified Black-Sholes option pricing model.

8.               On June 9, 2003, we issued a warrant to purchase 20,000 shares of our common stock to Gregory Hawkins as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $8,600 using a modified Black-Sholes option pricing model.

9.               On June 9, 2003, we issued a warrant to purchase 50,000 shares of our common stock to R&R Investments as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $21,500 using a modified Black-Sholes option pricing model.

10.         On June 10, 2003, we issued a warrant to purchase 50,000 shares of our common stock to Wall & Broad Equities as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $14,500 using a modified Black-Sholes option pricing model.

11.         On June 27, 2003, we entered into a securities purchase agreement with a group of investors that included Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund (the “Investors”), whereby we issued in exchange for $1,500,000 in gross proceeds, a package of securities that included 150,000 shares of our Series D Convertible Preferred Stock (the “Series D Preferred”), 22,562 shares of our common stock, warrants to purchase 37,500 additional shares of our Series D Preferred (the “Series D Warrants”) and warrants to purchase 210,938 additional shares of its common stock (the “Common Stock Warrants”).

The Series D Preferred carries a dividend rate of 10% per year, which is payable during the first three years following issuance at our option, in cash or additional shares of Series D Preferred.  After three years all dividends must be paid in cash and the dividend rate will increase ½% every six months until it reaches 15% per year.

The Series D Preferred is convertible at anytime into shares of our common stock at the conversion rate of ten shares of common stock for each share of Series D Preferred.  Shares of Series D Preferred have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series D Preferred to the price per share of any common stock we issue, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series D Preferred. The Series D Preferred is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of our assets and similar events.

The Series D Preferred shares with the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock a liquidation preference over all other classes of the our equity.  The holders of the Series D Preferred also share with the holders of the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock certain rights, including:

•                  the right to vote for the election of directors on an “as converted” basis together with the common stock as a single class.

•                  Special approval rights over certain matters, including but not limited to, the issuance of equity securities which would be senior to or on a parity with the Series D Preferred Stock, purchases and redemptions of equity securities (except as otherwise required by the terms of the Series A Preferred, Series C Preferred and Series D Preferred), payment of dividends and amendment of our Certificate of Incorporation and/or by-laws that in any way could adversely affect the rights of the holders of the Series D Preferred Stock.

The Series D Warrants are initially exercisable at $10.00 per share and have a term of one year from the date of issuance.  The Common Stock Warrants are initially exercisable at $1.00 per share have a term of four years.

In addition, the parties executed a stock trading agreement that imposes certain trading restrictions from time to time on the investors with respect to the common stock issued or issuable as part of the transaction.  Also, the investors executed a joinder and second amendment to the Investor Rights Agreement among the Company and the holders of the outstanding Series A Preferred and Series C Preferred pursuant to which the investors became parties to such Investor Rights Agreement.  Under the Investor Rights Agreement, the parties thereto (other than the Company) have certain rights to demand that we file a registration statement with the Securities and Exchange Commission for the resale of their shares of common stock.

Delano Group Securities, LLC acted as placement agent for us with respect to the transaction and was paid a placement agent fee of $120,000.  Delano Group Securities, LLC is controlled by Mr. David Asplund, one of the investors in the transaction and one of our a Directors.

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

12.         On June 30, 2003, we issued a warrant to purchase 200,000 shares of our common stock to the theStockPage.com as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else.  The warrant has a term of one year and an exercise price of $1.00 per share.  This warrant was valued at $64,000 using a modified Black-Sholes option pricing model.

13.         On June 30, 2003, the Board of Directors declared dividends payable on our Series A, Series C and Series D Convertible Preferred Stock for the calendar quarter ending June 30, 2003 to shareholders of record of our Series A, Series C and Series D Convertible Preferred Stock as of June 30, 2003. The dividends were paid on June 30, 2003 in additional shares of preferred stock to the holders as follows: 11,696 shares to Newcourt Capital USA, Inc., 11,204 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 590 shares to Originators Investment Plan, L.P., 8,561 shares to Leaf Mountain Company, LLC, 13,736 shares to Mr. Richard Kiphart, 9,502 shares to Cinergy Ventures II, LLC, 4,750 shares to SF Capital Partners Ltd., 594 shares to the John Thomas Hurvis Revocable Trust and 594 shares to Mr. David Asplund.  Each share of Series A , Series C and Series D Convertible Preferred Stock is convertible into 10 shares of our common stock.

ITEM 6.                                                     Exhibits And Reports On Form 8-K.

(a)                                  Exhibits

31.1                           Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 On May 16, 2003, the Company filed a report on Form 8-K announcing the financial results of the quarter ended March 31, 2003

On June 5, 2003, the Company filed a report on Form 8-K announcing that it had entered into an Asset Purchase Agreement with Hoppensteadt Acquisition Corp., whereby Hoppensteadt acquired all of the assets, except for certain receivables and cash, and assumed all of the liabilities, except for bank debt, of Switchboard Apparatus, Inc., a wholly owned subsidiary of Electric City, as of May 31, 2003.

On July 2, 2003, the Company filed a report on Form 8-K/A to amend the Form 8-K filed on June 5, 2003 to include the required pro-forma financial statements.

On July 2, 2003, the Company filed a report on Form 8-K announcing that it had entered into a securities purchase agreement with a group of investors, whereby it issued a package of securities in exchange for $1,500,000 in gross proceeds.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: August 14, 2003	By:	/s/ John Mitola
John Mitola

Chief Executive Officer (principal executive officer)

Dated: August 14, 2003	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)