Form 10-Q
period 2003-09-30
ELECTRIC CITY CORP
filed 2003-11-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

34,172,021 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ELECTRIC CITY CORP.
FORM 10-QSB
For The Quarter Ended September 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2003	December 31,
	(unaudited)	2002(1)

Assets
Current Assets
Cash and cash equivalents	$2,582,969	$1,555,904
Accounts receivable, net	1,295,786	2,681,772
Inventories	1,254,921	2,596,218
Prepaid expenses and other	147,473	116,210

Total Current Assets	5,281,149	6,950,104
Net Property and Equipment	1,134,225	1,539,919
Deferred Financing Costs	682,400	—
Cost in Excess of Assets Acquired	416,573	416,573
Other Assets	—	1,955

	$7,514,347	$8,908,551

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2003	December 31,
	(unaudited)	2002(1)

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$—	$500,000
Current maturities of long-term debt	39,086	148,531
Current portion of convertible term loan	400,000	—
Accounts payable	1,034,070	1,732,719
Accrued expenses	597,160	972,584
Deferred revenue	216,492	50,000

Total Current Liabilities	2,286,808	3,403,834

Deferred Revenue	241,666	279,166
Long-Term Debt, less current maturities and discounts	610,427	941,260
Convertible Term Loan, less current portion, net of unamortized discount of $343,781 and $0 at September 30, 2003 and December 31, 2002, respectively	256,219	—

Total Liabilities	3,395,120	4,624,260

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A - 2,338,137 and 2,171,192 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively (liquidation value of $46,763,000 and $43,424,000 at September 30, 2003 and December 31, 2002, respectively)	23,381	21,712
Series C - 227,916 and 211,643 issued and outstanding as of September 30, 2003 and December 31, 2002, respectively (liquidation value of $4,558,000 and $4,233,000 at September 30, 2003 and December 31, 2002,respectively)	2,279	2,116
Series D - 153,921 issued and outstanding as of September 30, 2003 (liquidation value of $3,078,000)	1,539	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 34,152,022 and 32,283,335 issued as of September 30, 2003 and December 31, 2002, respectively	3,416	3,229
Additional paid-in capital	51,060,560	47,150,313
Accumulated deficit	(46,971,948)	(42,884,579)

	4,119,227	4,292,791
Less treasury stock, at cost, 0 and 1,000 shares as of September 30, 2003 and December 31, 2002, respectively	—	(8,500)

Total Stockholders’ Equity	4,119,227	4,284,291

	$7,514,347	$8,908,551

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, September 30	2003	2002

Revenue	$857,021	$1,703,393
Expenses
Cost of sales	868,773	1,487,560
Expenses
Selling, general and administrative	1,059,416	1,283,695

	1,928,189	2,771,255

Operating loss	(1,071,168)	(1,067,862)

Other Income (Expense)
Interest income	3,167	4,782
Interest expense	(7,953)	(9,900)

Total other income (expense)	(4,786)	(5,118)

Loss from continuing operations	(1,075,954)	(1,072,980)
Discontinued Operations
Loss from discontinued operations	—	(252,276)
Loss on disposal of discontinued operations	—	—

	—	(252,276)

Net Loss	(1,075,954)	(1,325,256)

Plus Preferred Stock Dividends	(1,379,889)	(623,704)

Net Loss Available to Common Shareholder	$(2,455,843)	$(1,948,960)

Basic and diluted loss per common share from continuing operations	$(0.07)	$(0.05)
Discontinued operations	—	(0.01)
Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding	34,149,435	31,196,378

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine months ended, September 30	2003	2002

Revenue	$3,676,495	$5,025,361
Expenses
Cost of sales	3,485,217	4,125,485
Selling, general and administrative	3,183,752	4,686,092

	6,668,969	8,811,577

Operating loss	(2,992,474)	(3,786,216)

Other Income (Expense)
Interest income	6,154	21,361
Interest expense	(34,398)	(45,014)

Total other income (expense)	(28,244)	(23,653)

Loss from continuing operations	(3,020,718)	(3,809,869)

Discontinued Operations
Loss from discontinued operations	(302,503)	(585,877)
Loss on disposal of discontinued operations	(764,148)	—

	(1,066,651)	(585,877)

Loss before cumulative effect of accounting change	(4,087,369)	(4,395,746)
Cumulative effect of accounting change	—	(4,103,872)

Net Loss	(4,087,369)	(8,499,618)

Plus Preferred Stock Dividends	(3,213,133)	(3,529,928)

Net Loss Available to Common Shareholder	$(7,300,502)	$(12,029,546)

Basic and diluted loss per common share from continuing operations	$(0.19)	$(0.24)
Discontinued operations	(0.03)	(0.02)
Cumulative effect of accounting change	—	(0.13)
Basic and Diluted Net Loss Per Common Share	$(0.22)	$(0.39)

Weighted Average Common Shares Outstanding	33,603,874	31,155,117

     See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series A	Series A	Series C	Series C	Series D	Series D	Additional			Total
		Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Treasury	Stockholders'
	Common Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Stock	Equity

Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712	211,643	$2,116	—	$—	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291
Issuance of common stock (net of offering costs of $154,790)	1,815,125	182	—	—	—	—	—	—	1,514,944	—	—	1,515,126
Issuance of series D convertible preferred stock (net of offering costs of $146,500)	—	—	—	—	—	—	150,000	1,500	1,352,000	—	—	1,353,500
Issuance of common stock to purchasers of series D convertible preferred stock	22,562	2	—	—	—	—	—	—	(2)	—	—	—
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	(1,871,385)	—	—	(1,871,385)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	166,945	1,669	16,273	163	3,921	39	1,869,514	—	—	1,871,385
Warrants issued in connection with convertible debt issuance	—	—	—	—	—	—	—	—	483,400	—	—	483,400
Value of beneficial conversion feature of convertible notes	—	—	—	—	—	—	—	—	180,381	—	—	180,381
Exercise of warrants to purchase common stock	32,000	3	—	—	—	—	—	—	31,997	—	—	32,000
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	357,100	—	—	357,100
Short-swing profit contribution	—	—	—	—	—	—	—	—	798	—	—	798
Retirement of shares held in treasury	(1,000)	—	—	—	—	—	—	—	(8,500)	—	8,500	—
Net loss for the nine months ended September 30, 2003	—	—	—	—	—	—	—	—	—	(4,087,369)	—	(4,087,369)

Balance, September 30, 2003	34,152,022	$3,416	2,338,137	$23,381	227,916	$2,279	153,921	$1,539	$51,060,560	$(46,971,948)	$—	4,119,227

     See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30	2003	2002

Cash Flow from Operating Activities
Net loss	$(4,087,369)	$(8,499,618)
Adjustments to reconcile net loss to net cash used in operating activities, net of asset disposals
Depreciation and amortization	94,828	175,404
Loss from disposal of discontinued operations	764,148	-
Loss on disposal of fixed assets	—	3,151
Cumulative effect of accounting change	—	4,103,872
Provision for (recovery on) bad debt	(55,000)	20,330
Issuance of warrants in exchange for services received	299,100	137,700
Changes in assets and liabilities, net of dispositions
Accounts receivable	230,945	(1,879,185)
Inventories	658,914	(798,732)
Other current assets	(31,263)	26,698
Accounts payable	(190,401)	940,473
Accrued expenses	(273,328)	174,488
Deferred revenue	19,339	150,842

Net cash used in operating activities	(2,570,087)	(5,444,577)

Cash Flows Used In Investing Activities
Sale of discontinued operations	929,032	-
Proceeds from disposal of fixed assets	—	10,500
Purchase of property and equipment	(18,135)	(17,487)

Net cash provided by (used in) investing activities	910,897	(6,987)

Cash Flows Provided by (Used in) Financing Activities
Payments of amounts due sellers	—	(219,067)
Net payment on line of credit	(500,000)	-
Proceeds from long term debt	1,010,000	1,135,000
Payment on long-term debt	(420,769)	(1,222,571)
Proceeds from issuance of preferred stock	1,500,000	2,000,000
Proceeds from issuance of common stock	1,669,916	-
Cash paid for deferred financing fees	(304,400)
Issuance costs related to stock issuances	(301,290)	(119,743)
Proceeds from exercise of common stock warrant	32,000	-
Short-swing profit contribution	798	-

Net cash provided by financing activities	2,686,255	1,573,619

Net Increase (Decrease) in Cash and Cash Equivalents	1,027,065	(3,877,945)
Cash and Cash Equivalents, at beginning of period	1,555,904	5,486,073

Cash and Cash Equivalents, at end of period	$2,582,969	$1,608,128

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$36,791	$41,850
Cash paid during the periods for interest — discontinued operations	8,702	17,194
Supplemental Disclosure of Noncash Investing and Financing Activities Warrants issued in connection with convertible debt issuance	$543,400	$-

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Since the beginning of the year the Company has successfully raised over $3 million in gross proceeds through the private placement of equity and $1 million in gross proceeds from the issuance of a secured convertible term note, however, there is no assurance that this amount will be sufficient to fund operations until sales improve to the point that the Company is able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2002.

Note 2 — Stock-based Compensation

At September 30, 2003, the Company had a stock-based compensation plan, which is more fully described in Note 17 in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2003. The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three and nine month periods ended September 30, 2003 or September 30, 2002, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net Loss, as reported	$(1,076,000)	$(1,325,000)	$(4,087,000)	$(8,500,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards(1)	(223,000)	(1,373,000)	(566,000)	989,000 (2)

Net Loss, pro-forma	(1,299,000)	(2,698,000)	(4,653,000)	(7,511,000)
Preferred stock dividends	(1,380,000)	(624,000)	(3,213,000)	(3,530,000)

Net Loss Available to Common Shareholder	$(2,679,000)	$(3,322,000)	$(7,866,000)	$(11,041,000)

Net loss per share
Basic and diluted — as reported	$(0.07)	$(0.06)	$(0.22)	$(0.39)
Basic and diluted — pro-forma	$(0.08)	$(0.10)	$(0.24)	$(0.36)

(1) All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

(2) Certain former employees forfeited options during the first nine months of 2002, which resulted in a reduction in pro-forma compensation expense for the nine month period ended September 30, 2002.

Note 3 — Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company completed transitional impairment testing of intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative but realistic assumptions to model its power management business and building control and automation business, the Company determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. The preliminary allocation resulted in a write-down of recorded goodwill in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle during the first half of 2002

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 was applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies were permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The adoption of EITF No. 00-21 did not have a material impact on the Company’s results of operations or financial condition.

Note 4 — Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock as common stock equivalents in the computation of diluted loss per share for the three months and nine months ended September 30, 2003 and 2002 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Weighted average shares issuable upon exercise of outstanding options	10,319,000	9,014,000	10,282,000	9,251,000
Weighted average shares issuable upon exercise of outstanding warrants	9,447,000	11,428,000	9,037,000	11,995,000
Weighted average shares issuable upon conversion of preferred stock	26,544,000	24,968,000	24,135,000	20,861,000
Weighted average shares issuable upon conversion of convertible debt	103,000	—	35,000	—

Total	46,413,000	45,410,000	43,489,000	42,107,000

Note 5 — Warranty Obligations

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Balance, beginning of period	$122,892	$109,979	$107,127	$60,394
Warranties issued	5,250	16,500	48,750	83,000
Settlements	(6,741)	(4,509)	(34,476)	(21,424)

Balance, as of September 30	$121,401	$121,970	$121,401	$121,970

Note 6 — Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$561,490	$1,488,886
Work in process	11,517	29,857
Finished goods	681,914	1,077,475

	$1,254,921	$2,596,218

Note 7 — Dividends

     Dividends are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Accrual of Dividend on Series A Convertible Preferred	$570,277	$516,643	$1,669,444	$1,512,434
Accrual of Dividend on Series C Convertible Preferred	55,589	50,361	162,733	64,805
Accrual of Dividend on Series D Convertible Preferred	37,542	—	39,208	—
Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock	—	—	—	1,444,697
Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock	—	—	386,984	—
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series A Convertible Preferred dividend	615,900	51,664	833,021	495,589
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Convertible Preferred dividend	60,036	5,036	81,200	12,403
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series D Convertible Preferred dividend	40,545	—	40,545	—

Total	$1,379,889	$623,704	$3,213,133	$3,529,928

Note 8 — Business Segment Information

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

The following is the Company’s business segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenues:
Energy Technology	$275,000	$637,000	$1,841,000	$3,203,000
Building Automation Controls	597,000	1,098,000	1,884,000	2,303,000
Intercompany sales - Energy Technology	(15,000)	(27,000)	(36,000)	(37,000)
Intercompany sales - Building Automation Controls	—	(5,000)	(13,000)	(444,000)

Total	857,000	1,703,000	3,676,000	5,025,000
Operating Loss:
Energy Technology	(488,000)	(583,000)	(1,327,000)	(1,865,000)
Building Automation Controls	(147,000)	(28,000)	(459,000)	(279,000)
Corporate Overhead	(436,000)	(457,000)	(1,207,000)	(1,642,000)

Total	(1,071,000)	(1,068,000)	(2,993,000)	(3,786,000)
Other Expense	(5,000)	(5,000)	(28,000)	(24,000)

Loss from continuing operations	(1,076,000)	(1,073,000)	(3,021,000)	(3,810,000)

	September	December
	30, 2003	31, 2002

Total Assets:
Energy Technology	$6,149,000	$4,999,000
Building Automation Controls	1,256,000	1,029,000
Power Management	—	2,881,000

Total	$7,405,000	$8,909,000

Note 9 — Discontinued Operations

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

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2003	2002

Accounts receivable	$—	$1,303,658
Other current assets	—	787,198

Total current assets	—	2,090,856
Net property plant and equipment	—	382,103
Other assets	—	1,955

Total assets	—	$2,474,914

Accounts payable	$—	$992,000
Accrued expenses	—	48,875

Total current liabilities	—	1,040,875

Total liabilities	$—	$1,040,875

The revenue and loss related to discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenue	$—	$1,671,261	$2,484,336	$4,923,096
Net loss	—	(252,276)	(1,066,651)	(585,877)

Note 10 — Equity Issuances

On February 27, 2003, the Company entered into a securities purchase agreement with the SF Capital partners Ltd. (“SF”), whereby it issued in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $0.92 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that it files its Annual Report on Form 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) its consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of its Common Stock on such date of filing is less than $2.00 per share.

On March 26, 2003, the Board of Directors declared dividends payable on our Series A, and Series C Convertible Preferred Stock for the calendar quarter ending March 31, 2003 to shareholders of record of our Series A, Series C and Series D Convertible Preferred Stock as of March 31, 2003. The dividends were paid on March 31, 2003 in additional shares of preferred stock to the holders as follows: 54,280 shares to the Series A stockholders and 5,291 shares to the Series C stockholder. Each share of Series A, and Series C Convertible Preferred Stock is convertible into 10 shares of our common stock.

During April 2003, the holder of a warrant to purchase 27,000 shares of the Company’s common stock at $1.00 per share elected to exercised the warrant in full.

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

For accounting purposes, proceeds from the Transaction were allocated to the Series D Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values. The difference between the value allocated to the Series D Convertible Preferred Stock and the market price of the Company’s common stock on the date of issue, in addition to the value of the stock and warrants issued as part of the Transaction were deemed to be equivalent to a non-cash preferred stock dividend. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $386,983, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the nine month period ended September 30, 2003.

On June 30, 2003, the Board of Directors declared dividends payable on our Series A, Series C and Series D Convertible Preferred Stock for the calendar quarter ending June 30, 2003 to shareholders of record of our Series A, Series C and Series D Convertible Preferred Stock as of June 30, 2003. The dividends were paid on June 30, 2003 in additional shares of preferred stock to the holders as follows: 55,638 shares to the Series A stockholders, 5,423 shares to the Series C stockholder and 166 shares to the Series D stockholders. Each share of Series A, Series C and Series D Convertible Preferred Stock is convertible into 10 shares of our common stock.

During August 2003, the holder of a warrant to purchase 5,000 shares of the Company’s common stock at $1.00 per share elected to exercised the warrant in full.

During September 2003, the Company entered into a financing arrangement with Laurus Master Fund, Ltd. (“Laurus”). As part of this transaction the Company issued warrants to purchase 420,000 shares of its common stock. The warrants have exercise prices ranging from $2.44 per share to $3.18 per share and have terms of five years. Please see Note 11 for additional information on this transaction.

During the nine month period ended September 30, 2003, the Company issued warrants to purchase a total of 572,000 shares of the Company’s common stock to consultants as compensation for services received. These warrants have exercise prices ranging from $1.00 per share to $2.00 per share and have a terms of one to three years. The warrants were valued at $357,100 using a modified Black-Sholes option pricing model and were charged to operations during the period.

On September 24, 2003, the Company’s Board of Directors declared dividends payable on the Series A, Series C and Series D Convertible Preferred Stock for the calendar quarter ending September 30, 2003 to shareholders of record of the Series A, Series C and Series D Convertible Preferred Stock as of September 30, 2003. The dividends were paid on September 30, 2003 in additional shares of preferred stock to the holders as follows: 57,027 shares to the Series A stockholders, 5,559 shares to the Series C stockholder and 3,755 shares to the Series D stockholders. Each share of Series A, Series C and Series D Convertible Preferred Stock is convertible into 10 shares of the Company’s common stock.

Note 11 — Debt Issuances

The Company entered into a financing arrangement with Laurus Master Fund, Ltd. as of September 11, 2003, providing for a $1,000,000 term loan (the “Term Loan”) and a revolving credit facility of up to $2,000,000.

The Term Loan has a term of two years and accrues interest at the greater of prime (currently 4.00%) plus 1.75% or 6%. Interest on the Term Loan will be due monthly in arrears and the loan will amortize at the rate of $50,000 per month beginning February 1, 2004. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the Term Loan with shares of its common stock at the fixed conversion price of $2.12 per share (which was equal to 103% of the recent market price of our common stock at that time), provided that the closing price of the common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. We have commenced (but not yet completed) the process of registration of shares of our common stock for such purpose. Laurus also has the option to convert all or a portion of the Term Loan into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The Term Loan is secured by a blanket lien on all of the Company’s assets, except for its real estate. In conjunction with the Term Loan, Laurus was paid a fee of $50,000 and received a five year warrant to purchase up to 140,000 shares of the Company’s common stock at prices ranging from $2.44 per share to $3.07 per share. The warrants were valued at $163,400 using a modified Black-Sholes option pricing model. The value of these warrants was recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

The Term Loan is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Loan exceeded the value allocated to the Term Loan on the date of issuance. On the date of issuance the Term Loan was convertible into 471,698 shares of common stock, which at the then current market price of $2.05 per share was worth $966,981. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan ($180,381) is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has been recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of the Company’s eligible accounts receivable. The Company has not borrowed under the facility. As of September 30, 2003 eligible receivables would support borrowings of approximately $300,000 under the facility. The revolving credit facility also has a term of two years and accrues interest at the rate of prime (currently 4.00%) plus 1.75%. The Company has the option of paying interest and principal, or prepaying all or a portion of the advances under each secured convertible revolving note with shares of its common stock at the fixed conversion price of $2.12 per share, provided that the closing price of its common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. (We are in the process of registering share of common stock for this purpose as well.) As amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is also secured by a blanket lien on all of the Company’s assets, except for its real estate. In conjunction with the revolving credit facility, Laurus was paid a fee of $100,000 and received a five year warrant to purchase up to 280,000 shares of the Company’s common stock at prices ranging from $2.54 per share to $3.18 per share. These warrants were valued at $320,000 using a modified Black-Sholes option pricing model. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

All the fees and expenses associated with this transaction, as well as the value of the warrants associated with the revolving credit facility have been recorded as deferred financing costs. These costs will be amortized over the two- year term of the underlying credit agreements using the effective interest method.

The aggregate amounts of long-term debt maturing in each of the next five years are as follows:

2003	$9,746
2004	589,155
2005	1,048,451
2006	2,160
2007	—

$1,649,512

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
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

Overview

We are a developer, manufacturer and integrator of energy savings technologies, and building automation systems as well as an independent developer of scalable, negative power systems. We currently market the EnergySaver™, the GlobalCommander® and LightMaster™ energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name, Virtual “Negawatt” Power Plan “VNPP”®. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we intend to market primarily to utilities as a demand response system. It is envisioned that the demand reduction will be specifically placed across a utility grid targeting potential “hot spots” such as particular feeders or substations. We believe that the Electric City VNPP will be the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. The VNPP can be developed in conjunction with a utility provider, a utility’s independent power subsidiary or with other sister companies within a utility family. In some markets, the VNPP can be developed completely at risk just as the industry has seen the development of independent power plants or with a long-term negative power purchase agreement with a utility. We recently entered into an agreement with Commonwealth Edison (“ComEd”) to develop the first 50-megawatt VNPP system, to be located in northern Illinois. We anticipate that we will have to install approximately 1,500 EnergySavers over the next 18 to 24 months to deliver the 50 megawatts of curtailment envisioned under this contract. In addition to our EnergySaver system, we design, install and monitor building control and environmental systems through our subsidiary Great Lakes Controlled Energy Corp. (“Great Lakes”).

Results of Operations

Our revenues reflect the sale of our products, net of allowances for returns and other adjustments. Revenues of Electric City and its subsidiary are generated from the sale of products and services, the vast majority of which are sold in the U.S.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Our total revenue for the three-month period ended September 30, 2003 declined $846,372 or 49.7% to $857,021 as compared to $1,703,393 for the quarter ended September 30, 2002. Revenue related to EnergySaver sales declined approximately $350,000, or 57%, to approximately $260,000 for the three months ended September 30, 2003 as compared to approximately $610,000 for the same period in 2002. EnergySavers unit sales decreased 68% to 21 units during the second quarter of 2003 from 66 units sold during the second quarter of 2002. We believe the decline in EnergySaver revenue is the result of (1) our customer’s continued deferral of discretionary expenditures until economic conditions improve, and (2) to management’s decision to shift resources to focus on the Company’s new utility initiative, and in particular the Commonwealth Edison (ComEd) VNPP. The ComEd VNPP agreement was finalized during the third quarter and as a result Company’s in house sales resources have been actively seeking customers to participate in the newly created program. The Company shipped its first units as part of the ComEd program in late September, but the recognition of revenue on the shipments was deferred pending installation of the units, which was completed in October. The ComEd agreement is expected to result in sales of approximately 1,500 units over the next 18 to 24 months. Revenue for the fourth quarter of 2003 is expected to rebound as a result of continued shipments under the ComEd program and as the result of a direct sales contract that was executed in September with a local government agency to install EnergySavers worth up to $4 million in multiple sites throughout Chicago. We expect to begin installing EnergySavers under this contract during the fourth quarter of 2003, and hope to have all the units installed by mid-2005.

Revenue from the sale of building automation products and services decreased approximately $496,000, or 45% to $597,000 during the three month period ended September 30, 2003, from approximately $1,093,000 recorded in the same period of 2002. Revenue in this segment is recognized as work is completed and material is delivered to the job site. The third quarter of 2002 was a very strong quarter, benefiting from two significant projects that were both in very active phases, generating good monthly revenue for this segment. The building automation segment actually had more projects underway during the third quarter of 2003 than during the year earlier period, but collectively these projects were not as active as the two projects were in the 2002, thus resulting in lower revenue. We expect the revenue for this segment to remain largely unchanged in future periods from the level realized in the most recent quarterly reporting period.

Cost of sales for the three-month period ended September 30, 2003 declined $618,787, or 41.6% to $868,773 as compared to $1,487,560 for the three-month period ended September 30, 2002. Gross profit for the third quarter of 2003 declined $227,585 to a loss of $11,752 from a profit of $215,833 in the third quarter of 2002. The Building Automation and Controls segment was responsible for approximately two-thirds of the decline in the gross profit. This segment changed to a more conservative method of accounting whereby it defers recognition of all job related profits until the completion of the project. We review each project on a monthly basis and if as part of this review we determine the project will incur a loss, the loss is recognized immediately. Since no jobs were completed during the quarter, no profits were recognized on job related revenue. Profits in the EnergySaver business were negatively impacted by the decline in sales volume, resulting in unabsorbed fixed manufacturing overhead due to under utilization of our manufacturing capacity. As sales begin to increase due to the ComEd project, we expect our manufacturing capacity to quickly become fully utilized. Rather than adding significantly to our manufacturing overhead, we plan to leverage a new outsourcing relationship recently established with GE Industrial to provide major system components and outsourced production for our EnergySaver product line. The three-year non-binding agreement includes reciprocal purchasing, VNPP participation, joint product development and additional joint efforts.

SG&A for the three-month period ended September 30, 2003 decreased $224,279, or 17.5% to $1,059,416, as compared to $1,283,695 for the three-month period ended September 30, 2002. Contributing to the decline in SG&A was a $136,000 reduction in salary expense due to our restructuring efforts that led to a reduction in headcount, and reductions in sales commissions to outside third parties and a refund of insurance premiums paid during 2002.

Other expense for the three-month period ending September 30, 2003 decreased $332, or 6.5% to $4,786 from $5,118 for the three-month period ended September 30, 2002. Interest expense declined $1,947 or 19.7% to $7,953 from $9,900 for the same period in 2002. The decline in interest expense was primarily due to lower levels of borrowing and lower interest rates. Interest income of $3,167 for the third quarter of 2003 was $1,615 lower than that recorded in the third quarter of 2002 due to lower interest rates paid on invested cash balances.

Our dividend expense for the third quarter of 2003 increased $756,185 to $1,379,889 from $623,704 for the same period in 2002. We accrued dividends of $663,408 and $567,004 on our Convertible Preferred Stock during the three-month periods ended September 30, 2003 and 2002 respectively. The increase in the dividend accrual was due primarily to an increase in the total shares outstanding as a result of the issuance of shares of the Series D Convertible Preferred in June 2003 and the issuance of shares of preferred stock in satisfaction of accrued dividends. The dividends accrued during the third quarters of 2003 and 2002 were satisfied through the issuance of 66,341 and 56,700 additional shares of our preferred stock, respectively. Due to the conversion price on these shares relative to the market price of our common stock on the date of issue we were required to recognize non-cash deemed dividends of $716,481 and $56,700 on September 30, 2003 and 2002, respectively. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares. The closing market price of our stock on September 30, 2003 was $2.08 as compared to $1.10 on September 30, 2002.

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002.

Our total revenue for the nine-month period ended September 30, 2003 declined $1,348,866 or 26.8% to $3,676,495 as compared to $5,025,361 for the nine-month period ended September 30, 2002. Revenue related to EnergySaver sales declined approximately $1,360,000, or 43%, to approximately $1,805,000 for the nine-month period ended September 30, 2003 as compared to approximately $3,166,000 for the same period in 2002. EnergySavers unit sales declined 41% to 196 units during the first nine months of 2003 from 332 units sold during the first nine months of 2002. The decline in EnergySaver revenue is partially related to the decision on our customers’ part to continue to defer discretionary expenditures until they are more confident of future economic conditions. EnergySaver revenue was also impacted by management’s decision to shift resources to focus on the Company’s new utility initiative, and in particular the Commonwealth Edison (ComEd) VNPP. The ComEd VNPP agreement was finalized during the third quarter of 2003 and as a result Company’s in house sales resources have been actively seeking customers to participate in the newly created program. We shipped our first units as part of the ComEd program in late September, but the recognition of revenue on the shipments was deferred pending installation of the units, which occurred in October. The ComEd agreement is expected to result in sales of approximately 1,500 units over the next 18 to 24 months.

Revenue from the sale of building automation products and services increased approximately $11,000, or 1% to $1,871,000 during the nine month period ended September 30, 2003, from approximately $1,859,000 recorded in the same period of 2002.

Cost of sales for the nine-month period ended September 30, 2003 totaled $3,485,217 as compared to $4,125,485 for the nine-month period ended September 30, 2002. Gross profit for the first nine months of 2003 decreased $708,598 to $191,278 from $899,876 during the same period in 2002, while our gross profit margin decreased to 5.2% from 17.9% for the same periods. Approximately 60% of the decline in gross profit was attributable to the Energy Technology segment, which was affected by lower sales and a slight shift to smaller, less profitable EnergySaver units. We believe that this shift was largely caused by one large order and is not a trend that should continue because the customers’ economic returns are more favorable with the larger units. The decline in gross margin in the Building Automation and Controls segment was to a great extent due to a decision to defer recognition of all job related profits until the job is completed. We review each project on a monthly basis and if as part of this review we determine the project will incur a loss, the loss is recognized immediately. This method is consistent with SOP 81-1. Since only one small job was completed during the first nine months of the year, most job related profits have been deferred to future periods. Projects in the Building Automation and Controls segment can take anywhere from a few months to several years to complete.

SG&A for the nine-month period ended September 30, 2003 declined $1,502,340, or 32.1% to $3,183,752, as compared to $4,686,092 for the nine-month period ended September 30, 2002. Contributing to the decline in SG&A was a $748,000 reduction in salary expense due to reductions in headcount, a $254,000 reduction in commission expense, a $184,000 reduction in outside services (which include fees for marketing, investor relations and recruiting services), a $55,000 gain resulting from bad debt recovery and reductions in travel expense, utility expenses and insurance costs.

Other expense for the nine-month period ending September 30, 2003 increased $4,591, or 19.4% to $28,244 for the nine-month period ended September 30, 2003 from $23,653 for the same period ended September 30, 2002. Interest expense declined $10,616 or 23.6% to $34,398 from $45,014 for the nine month period ended September 30, 2002. The decline in interest expense was primarily due to lower levels of borrowing and lower interest rates. Interest income for the first nine months of 2003 declined $15,207 to $6,154 from $21,361 for the nine months of 2002. The decline in interest income was due to lower average cash balances and lower interest rates paid on invested cash balances.

During the first nine months of 2003 we agreed to sell substantially all of the assets and to transfer most of the liabilities of our Power Management segment to a group of investors that included members of the segment’s management. The sale closed on June 3, 2003, effective as of May 31, 2003. As required by SFAS 144 we have presented the operating results as well as the loss on disposal for this segment as discontinued operations. During the nine-month period ended September 30, 2003 the Power Management segment’s operating loss was $302,503 as compared to an operating loss of $585,877 for the year earlier period. We also recorded a $764,148 loss on the disposal of the segment during the first nine months of 2003.

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

Our dividend expense for the first nine months of 2003 decreased $316,795 to $3,213,133 from $3,529,928 for the same period in 2002. We accrued dividends of $1,871,384 and $1,577,239 on our Convertible Preferred Stock during the nine-month periods ended September 30, 2003 and 2002 respectively. The increase in the dividend accrual is due primarily to an increase in the total shares outstanding as a result of the issuance of shares of the Series C Convertible Preferred in June 2002, the issuance of the Series D Convertible Preferred in June 2003, and the issuance of shares of preferred stock in satisfaction of accrued dividends. Dividend expenses for the first nine months of 2003 also included $386,984 of non-cash deemed dividends associated with the issuance of the Series D Convertible Preferred stock, while the dividends for the same period in 2002 included a non-cash deemed dividend of $1,444,697 resulting from the issuance of the Series C Convertible Preferred stock. The dividends accrued during the first nine months of 2003 and 2002 were satisfied through the issuance of 187,139 and 157,724 additional shares of our preferred stock, respectively. We were required to recognize non-cash deemed dividends of $954,765 and $507,992 during the nine-month periods ended September 30, 2003 and September 30, 2002, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates of issuance. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the dates we issued the dividend shares.

Liquidity and Capital Resources

During the twelve-month period ended December 31, 2002, we incurred a net loss before the cumulative effect of an accounting change of $7.07 million and used $6.88 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity, our independent certified public accountants modified their opinion on our December 31, 2002 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide some of the growth capital necessary to fund our plan for future growth, although these steps may not be sufficient to sustain us until operations reach profitability. Our efforts to raise additional capital are discussed below.

As of September 30, 2003, we had cash and cash equivalents of $2,582,969 compared to $1,555,904 on December 31, 2002. Our debt obligations as of September 30, 2003 consisted of a $1 million convertible secured term note (excluding the debt discount — see note 11), a mortgage of $640,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of approximately $9,500.

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

Net cash increased $1,027,065 during the first nine months of 2003 as compared to decreasing $3,877,945 during the same period in 2002. Cash consumed by operating activities declined 52.8% to $2,570,087 during the first nine months of 2003 as compared to $5,444,577 during the same period in 2002. Cash used to fund the net loss before changes in working capital, declined $1,074,868 or 26.5%, to $2,984,293 during the first nine months of 2003 from $4,059,161 during the same period in 2002. This improvement was primarily the result of reductions in SG&A expense.

Changes in working capital generated $359,205 during the first nine months of 2003 and consumed $1,385,416 during the same period of 2002. Declines in accounts receivable and inventory generated $889,859 during the first nine months of 2003, while other current assets increased consuming $31,263. The decline in accounts receivable resulted from improved collections and the slowdown in sales during the third quarter of 2003. The decline in inventory came primarily from the Energy Technology segment where we have continued to focus on reducing the working capital tied up in inventory by doing a better job of forecasting our raw material and finished goods requirements. Declines in accounts payable and accrued expenses consumed cash of $463,730 during the nine-month period ended September 30, 2003. The decline accounts payable and accrued expenses is due in large part to a decrease in purchases in the Energy Technology segment during the period. Increases in accounts receivable and inventory consumed $2,677,917 during the first nine months of 2002, which was primarily the result of increased sales, with the Energy Technology segment responsible for most of the increase. Increases in accounts payable, accrued expenses and deferred revenue consumed $1,265,803 during the nine month period ended September 30, 2002. The increase in accounts payable and accrued expenses during 2002 was again primarily the result of the increased business activity in both EnergySaver and Building Automation and Controls businesses. The increase in deferred revenue during 2002 resulted from product shipped during the period for which we could not recognize revenue pending satisfaction of all of our revenue recognition requirements.

Investing activities generated cash of $910,897 during the nine-month period ending September 30, 2003, as compared to consuming $6,987 during the same period in 2002. In June 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032. This source of cash was partially offset by the purchase of equipment during the first nine months of 2003 totaling $18,135. During the nine months of 2002 we used $17,487 to purchase equipment and generated $10,500 through the sale of equipment we no longer required.

Financing activities generated cash of $2,686,255 and $1,573,619 during the nine-month periods ended September 30, 2003 and 2002 respectively. During 2003, we entered into several private placement transactions in which we sold securities including shares of our common stock, shares of our Series D Convertible stock, preferred stock warrants and common stock warrants, generating gross proceeds of $3,169,916, which was partially offset by issuance costs of $301,290. We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to paydown the outstanding balance on our revolving line of credit of $500,000. We made scheduled principal payments of $75,769 on various loans during the first nine months of 2003 and borrowed $10,000 to finance the purchase of new equipment. In September 2003 we closed on a new financing agreement under which we generated gross proceeds of $1,000,000 through the issuance of a term note and gained access to a $2,000,000 revolving credit facility, which as of September 30, 2003 was unused. The proceeds from the term note were partially offset by issuance cost of $304,400. Also during September 2003, in consideration of a $47,000 prepayment, American Chartered Bank agreed to renew and extend the mortgage on our building to February 1, 2005. During 2003 holders of certain warrants exercised their rights to purchase common stock, generating $32,000 in cash. During 2003 we also received a payment of $798 from a stockholder which represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Act of 1934. During the first nine months of 2002, we issued a package of securities that included our Series C Convertible Preferred Stock, which raised $2,000,000, and we incurred $119,743 in expenses related to the issuance of this preferred stock. We also made scheduled principal payments of $219,067 on the note to the sellers of Marino Electric, and $87,571 on our mortgage and equipment loans. In May 2002 we closed on a new mortgage and equipment loan with American Chartered Bank and used the proceeds of $1,135,000 to repay our existing mortgage and equipment loan with American National Bank.

Our working capital line of credit with American Chartered Bank expired on September 30, 2003. We entered into new a financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) as of September 11, 2003, providing for a $1,000,000 term loan (the “Term Loan”) and a revolving credit facility of up to $2,000,000. The Term Loan has a term of two years and accrues interest at the greater of prime (currently 4.00%) plus 1.75% or 6%. Interest on the Term Loan will be due monthly in arrears and the loan will amortize at the rate of $50,000 per month beginning February 1, 2004. We have the option of paying scheduled interest and principal or prepaying all or a portion of the Term Loan with shares of our common stock at the fixed conversion price of $2.12 per share (which was equal to 103% of the recent market price of our common stock at that time), provided that the closing price of the common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. We have commenced (but not yet completed) the process of registration of shares of our common for such purposes. Laurus also has the option to convert all or a portion of the Term Loan into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The Term Loan is secured by a blanket lien on all our assets, except for our real estate. In conjunction with the Term Loan, Laurus was paid a fee of $50,000 and received a five year warrant to purchase up to 140,000 shares of our common stock at prices ranging from $2.44 per share to $3.07 per share. The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of our eligible accounts receivable. We have not borrowed under the facility, thus it remains fully available to the extent of our eligible receivables. As of September 30, 2003 eligible receivables would support borrowings of approximately $300,000 under the facility. The revolving credit facility also has a term of two years and accrues interest at the rate of prime (currently 4.00%) plus 1.75%. We have the option of paying interest and principal, or prepaying all or a portion of the advances under each Secured Convertible Revolving Note with shares of our common stock at the fixed conversion price of $2.12 per share, provided that the closing price of our common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. (We are in the process of registering shares of our common stock for this purpose as well.) In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is also secured by a blanket lien on all of our assets, except for our real estate. In conjunction with the revolving credit facility, Laurus was paid a fee of $100,000 and received a five year warrant to purchase up to 280,000 shares of our common stock at prices ranging from $2.54 per share to $3.18 per share.

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

As a result of our continued losses and liquidity position, at the end of last year we set the following priorities for 2003 as those we believe we must focus on in order for the Company to continue as a going concern:

•	Continue to increase sales of EnergySavers. This is our most profitable product and represents the greatest potential for growth of any product we sell. As demonstrated in 2002, we can increase our production of EnergySavers with very little increase in our manufacturing costs, thus as our sales volume increases, our profitability should increase as well. Our most promising opportunity at this time appears to be utility curtailment programs similar to the VNPP program with Commonwealth Edison (“ComEd”), which we announced earlier this year. We completed the program agreement with ComEd during the third quarter of 2003 and began shipping product under the program in late September. We are also in conversation with other utilities who are considering implementing programs similar to the ComEd program. While we made significant progress toward implementing the ComEd program during 2003, we still have several additional tasks to accomplish in order for this program to be successful, including the completion of technical enhancements and working out long-term financing arrangements, the failure to accomplish either of which could delay or significantly reduce the size and profitability of the program and could affect our ability to implement similar programs with other utilities. In order to provide additional strength to the Company’s operations in response to the increase demands of the 50 MW Chicago VNPP system, the Company has entered into a non-binding agreement with GE Industrial Systems to provide major system components for its EnergySaver product line, which contemplates reciprocal purchasing, VNPP participation, joint product development and additional joint efforts.

•	Evaluate the Power Management business and decide if it can be restructured in order to make it profitable in the current business environment and stagnant construction industry. We completed the evaluation of this segment in early 2003 and made the decision to exit the business. Effective May 31, 2003 we closed on the sale of substantially all the assets of the segment and transferred certain of the liabilities to a group of investors, including the former owners of Switchboard Apparatus, generating proceeds of $929,032. We used $798,000 of the proceeds to repay debt.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has been awarded new business during 2003 which should contribute to an improvement in this segment’s profitability. This segment must execute effectively in order to realize the profitability potential of this new business.

•	Continue to aggressively manage our costs in order to conserve cash. Through the first nine months of 2003 we have been successful in reducing our costs as is evidenced by the 32% reduction in SG&A when compared to the same period in 2002. While further significant reductions in SG&A are unlikely, we must continue to monitor our costs structure to ensure the efficient utilization of the limited capital resources available to us.

•	Raise additional capital to continue to fund operations until the business starts to generate positive cash flow, consistent with the plan presented to shareholders in July 2001. We have succeeded in raising approximately $3.5 million in net proceeds during 2003 through the private placement of our equity securities and the issuance of a convertible term note. We are continuing to explore opportunities to raise additional capital.

We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive, hopefully sometime during 2004. Our projections contain certain key assumptions which may or may not occur. If any of the key assumptions contained in our projections are proven wrong, we may begin to experience a liquidity shortage within the next 6 to 12 months which could force us to scale back our growth plans, or, in the worst case, cease operations.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b.	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s internal controls during the period covered by the report.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In early October 2003, the Company notified one of its distributors that the Company was terminating the distributorship agreement between the parties due to certain unresolved issues (including breaches by such distributor), such termination to be effective after 60 days. In such notice, the Company indicated that it would be willing to enter into a new agreement with such distributor if the disputed issues could be resolved to the mutual satisfaction of the parties. Subsequent to giving such notice, the Company has received a demand for arbitration from such distributor pursuant to the provisions of the agreement, seeking, among other things, money damages in an unspecified amount and a declaration of the meaning of certain provisions of the distributorship agreement. The Company intends to defend the arbitration, but cannot predict the outcome at this time. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the liability from any threatened or pending litigation (including the foregoing arbitration) to be material to the Company.

ITEM 2. Changes In Securities

(1)	On July 23, 2003, our Board of Directors approved the retirement of 1,000 shares of common stock held in our treasury, which are now deemed authorized but unissued shares.

(2)	On August 22, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 5,000 share of our common stock in exchange of $5,000.

(3)	We entered into a financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) as of September 11, 2003, providing for a $1,000,000 term loan (the “Term Loan”) and a revolving credit facility of up to $2,000,000. The principal documents involved are a Securities Purchase Agreement, two Security Agreements, a Convertible Term Note, two warrants to purchase common stock of the Company (one relating to the revolving loan facility and one relating to the term loan), two registration rights agreements (one with respect to the revolving loan facility and one with respect to the term loan), and an agreed form of Secured Convertible Revolving Note. All of the documents are dated September 11, 2003, except that no Secured Convertible Revolving Note has been executed or delivered yet. When we desire to access the revolving credit facility, we will execute and deliver to Laurus one or more Secured Convertible Revolving Notes (which, in the aggregate, will not exceed $2,000,000).

The Term Loan has a term of two years and accrues interest at the greater of prime (currently 4.005) plus 1.75% or 6%. Interest on the Term Loan will be due monthly in arrears and the loan will amortize at the rate of $50,000 per month beginning February 1, 2004. We have the option of paying scheduled interest and principal, or prepaying all or a portion of the Term Loan with shares of our common stock at the fixed conversion price of $2.12 per share, provided that the closing price of the common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. Laurus also has the option to convert all or a portion of the Term Loan into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The Term Loan is secured by a blanket lien on all our assets, except for our real estate. In conjunction with the Term Loan, Laurus was paid a fee of $50,000 and received a five year warrant to purchase up to 140,000 shares of our common stock at prices ranging from $2.44 per share to $3.07 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of our eligible accounts receivable. We did not borrow under the facility at closing. The revolving credit facility also has a term of two years and accrues interest at the rate of prime plus 1.75%. We have the option of paying interest and principal, or prepaying all or a portion of the advances under each Secured Convertible Revolving Note with shares of our common stock at the fixed conversion price of $2.12 per share, provided that the closing price of our common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is also secured by a blanket lien on all of our assets, except for our real estate. In conjunction with the revolving credit facility, Laurus was paid a fee of $100,000 and received a five year warrant to purchase up to 280,000 shares of our common stock at prices ranging from $2.54 per share to $3.18 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

(4)	On September 24, 2003, the Board of Directors declared dividends payable on our Series A, Series C and Series D Convertible Preferred Stock for the calendar quarter ending September 30, 2003 to shareholders of record of our Series A, Series C and Series D Convertible Preferred Stock as of September 30, 2003. The dividends were paid on September 30, 2003 in additional shares of preferred stock to the holders as follows: 11,988 shares to Newcourt Capital USA, Inc., 11,484 shares to Morgan Stanley Dean Witter Equity Funding, Inc., 604 shares to Originators Investment Plan, L.P., 8,775 shares to Leaf Mountain Company, LLC, 15,335 shares to Mr. Richard Kiphart, 11,173 shares to Cinergy Ventures II, LLC, 5,586 shares to SF Capital Partners Ltd., 698 shares to the John Thomas Hurvis Revocable Trust and 698 shares to Mr. David Asplund. Each share of Series A, Series C and Series D Convertible Preferred Stock is convertible into 10 shares of our common stock.

(5)	On September 23, 2003, we issued a warrant to purchase 100,000 shares of our common stock to a consultant as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else. The warrant has a term of three years and an exercise price of $2.00 per share. This warrant was valued at $100,000 using a modified Black-Sholes option pricing model.

No underwriters were involved in any of the transactions described above. All of the securities issued in the foregoing transactions were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and/or were acquiring such securities for investment for their own account and not for distribution. All certificates representing the common stock so issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

ITEM 4. Submission of Matters to a Vote of Security Holders

On September 24, 2003, we held our annual meeting of stockholders for the fiscal year ended December 31, 2002. At the annual meeting, six nominees to our Board of Directors were elected to hold office for a one year term ending at our 2003 annual meeting of stockholders or until their respective successors were duly elected and qualified. In addition, our stockholders were asked to ratify the appointment of our independent auditors. The number of directors has been set at 12 by resolution of the Board. As of the record date of July 22, 2003, there were 34,148,022 shares of our common stock outstanding.

Pursuant to a Stockholders Agreement between the Company and the holders of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and the Certificate of Designations governing the Series A Preferred Stock, the holders have the right to elect (out of twelve directors) up to (i) four directors for so long as at least 800,000 shares of Series A Preferred Stock remained issued and outstanding, (ii) three directors for so long as at least 600,000 but less than 800,000 shares of Series A Preferred Stock remained issued and outstanding, (iii) two directors for so long as at least 400,000 but less than 600,000 shares of Series A Preferred Stock remained issued and outstanding and (iv) one director for so long as at least 200,000 but less than 400,000 shares of Series A Preferred Stock remained issued and outstanding. In addition, pursuant to the Stockholders Agreement, the holders of our Series A Preferred Stock, Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series D Convertible Preferred Stock (the “Series D Preferred Stock”) are entitled to vote with the holders of our common stock on an as-converted basis on all matters that our holders of common stock are entitled to vote, except for the election of directors.

As of the record date, 365,990 shares of our common stock were held by the holders of our Series A Preferred Stock, 30,082 shares were held by the holder of our Series C Preferred Stock and 22,562 shares were held by the holder of our Series D Preferred Stock. In addition, as of the record date, there were 2,281,109 shares of Series A Preferred Stock, 222,356 shares of Series C Preferred Stock and 150,166 shares of Series D Preferred Stock outstanding, of which each share of preferred stock is convertible into ten shares of our common stock. As of the record date, the number of shares of our common stock eligible to be voted for the election of directors was as follows:

Outstanding Common Stock	34,148,022
Common Stock held by the holders of our Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock	(418,634)

Shares eligible to be cast for election of directors	33,729,388

Of our common stock eligible to be cast for the election of directors, 25,403,384 shares were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, Robert J. Manning, Kevin P. McEneely, John P. Mitola, Gerald A. Pientka, and Michael S. Stelter, who were all of the nominees, with results for each director as follows:

Director	For	Withheld

David R. Asplund	24,494,819	908,565
Robert J. Manning	24,490,769	912,615
Kevin P. McEneely	24,499,369	904,015
John P. Mitola	24,534,043	869,341
Gerald A. Pientka	24,531,138	872,246
Michael S. Stelter	24,529,138	874,246

Other directors whose terms in office continue are Frederic F. Brace, Kevin J. Kushman and Robert D. Wagner, Jr., all of whom were appointed by the holders of our Series A Preferred Stock.

As of the record date, the number of shares of our common stock and as-converted preferred stock eligible to be cast on all other matters was as follows:

Outstanding Common Stock	34,148,022
Series A Preferred Stock on an as- converted basis	22,811,090
Series C Preferred Stock on an as- converted basis	2,223,560
Series D Preferred Stock on an as- converted basis	1,501,660

Shares eligible to be cast for all other matters	60,684,332

Other matters that were submitted to our stockholders for ratification or approval included the following:

Our Board of Directors appointed BDO Seidman, LLP, independent public accountants, as auditors of our financial statements for the year ending December 31, 2003, and to perform other audit and accounting activities as we or our Board of Directors may request from time to time. At the annual meeting, we asked our stockholders to ratify the appointment of BDO Seidman, LLP as our auditors. Of 40,724,027 shares represented in person or by proxy at our annual meeting, 39,633,388 shares were voted in favor of ratification, 480,952 shares were voted against ratification and 9,994 shares abstained from voting.

ITEM 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits

10.84	Amended And Restated Mortgage, Assignment Of Leases and Rents, And Security Agreement dated September 30, 2003 by Electric City Corp. and American Chartered Bank.

10.85	Mortgage Note made and entered into on the 30th day of September 2003, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.86	Assignment of Leases and Rents by Electric City Corp. in favor of American Chartered Bank, dated September 30, 2003.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On August 15, 2003, the Company filed a report on Form 8-K announcing the financial results of the quarter ended June 30, 2003

(c)	On September 3, 2003, the Company filed a report on Form 8-K announcing that it had begun to mail its annual meeting material and releasing a copy of its letter to shareholders.

(d)	On September 16, 2003, the Company filed a report on Form 8-K announcing that it had entered into a financing arrangement with Laurus Master Fund as of September 11, 2003, providing for a $1,000,000 term loan and a revolving credit facility of up to $2,000,000.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: November 13, 2003	By:	/s/ John Mitola

John Mitola
Chief Executive Officer (principal
executive officer)

Dated: November 13, 2003	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)