Form 10KSB
period 2003-12-31
ELECTRIC CITY CORP
filed 2004-03-29
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-2791

ELECTRIC CITY CORP.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)

1280 Landmeier Road, Elk Grove Village, IL (Address of principal executive offices)	60007-2410 (Zip Code)

Issuer’s telephone number (847) 437-1666

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.0001 par value

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year. $4,631,833

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 2, 2004 was approximately $40,169,000 for purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 26, 2004, there were 40,922,021 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

PART I

Item 1. Description of Business

     Included in this report, exhibits and associated documents are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as historical information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements.

     Unless the context otherwise requires, “Electric City,” the “Company,” “we,” “our,” “us” and similar expressions refers to Electric City Corp. and its subsidiaries.

Overview/History

     We are a developer, manufacturer and integrator of energy saving technologies and building automation controls as well as an independent developer of scalable, negative power systems. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Our GlobalCommander integrates with the EnergySaver allowing us to link multiple EnergySaver units together and to provide remote communications, measurement and verification of energy savings. The combined technology of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which we market primarily to utilities as a demand response system. In addition to our EnergySaver system, we also provide, through our subsidiary, Great Lakes Controlled Energy Corporation (“Great Lakes”), integrated building and environmental control solutions for commercial and industrial facilities. Until June 1, 2003, we also manufactured custom electrical switchgear through Switchboard Apparatus Inc. (“Switchboard”), a wholly owned subsidiary located in Broadview Illinois. In an effort to refocus our resources and shed the continuing losses from the switchgear business, we sold the operating assets of Switchboard to a group of investors that included the President of Switchboard, effective as of May 31, 2003.

     On December 5, 1997, we were initially formed as Electric City LLC, a Delaware limited liability company, by Joseph C. Marino, one of our principal stockholders, and NCVC, L.L.C., an entity controlled by Victor Conant, Kevin McEneely and DYDX Consulting LLC (which is controlled by Nikolas Konstant). In May 1998, Mr. Marino assigned his membership interest in us to Pino Manufacturing, LLC, an entity controlled by Mr. Marino.

     On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. In connection with our merger, NCVC, L.L.C. and Pino Manufacturing, LLC received shares of common stock in Electric City Corp. in exchange for their membership interests in Electric City LLC.

     On June 10, 1998, Electric City issued 1,200,272 shares of our common stock with a fair market value of $1,200,272, representing approximately six (6%) percent of Electric City’s issued and outstanding common stock, to the approximately 330 shareholders of Pice Products Corporation (“Pice”), an inactive, unaffiliated company with minimal assets, pursuant to a merger agreement under which Pice was merged with and into Electric City. The number of shares issued to Pice was determined and negotiated with the principals of Pice by the Company’s Board of Directors as a whole and was concluded by the Board to be an “arm’s length transaction” in that none of the Board of Directors was in any way affiliated with, or related to the principals of Pice. The purpose of the merger was to substantially increase the number of our shareholders to facilitate the establishment of a public trading market for our common stock. Trading in our common stock commenced on August 14, 1998 through the OTC Bulletin Board under the trading symbol “ECCC”.

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

     On August 31, 2000, pursuant to an Agreement and Plan of Merger among us, Switchboard Apparatus, Inc. and Switchboard Apparatus’s stockholders, Dale Hoppensteadt, George Miller and Helmut Hoppe, we acquired Switchboard Apparatus. In connection with the acquisition, Switchboard Apparatus was merged into our wholly owned subsidiary, with our subsidiary continuing as the surviving corporation under the name Switchboard Apparatus, Inc. The aggregate purchase price of $1,941,750 was paid in the form of 551,226 shares of our common stock.

     Effective December 4, 2000, Joseph P. Marino, one of our founders and former Chairman of the Board of Directors, resigned his position as Chairman and terminated his employment with us. Concurrently with his resignation, Mr. Marino became a distributor for our EnergySaver products in the states of California, Arizona and Nevada (See, “Item 12 – Certain Relationships and Related Transactions”).

     On June 7, 2001, pursuant to an Agreement and Plan of Merger by and among us, Electric City Great Lakes Acquisition Corporation, Great Lakes Controlled Energy Corporation (“Great Lakes”) and Great Lakes stockholders, Eugene Borucki and Denis Enberg, we acquired

Great Lakes. Great Lakes is an independent systems integrator and facilities support specialist and focuses on building automation controls for lighting and HVAC systems for commercial applications. Great Lakes is also a national representative and distributor of select energy metering and control systems. In connection with the acquisition, Great Lakes was merged into our wholly-owned subsidiary Electric City Great Lakes Acquisition Corporation, with our subsidiary continuing as the surviving corporation under the name Great Lakes Controlled Energy Corporation. The aggregate purchase price of $678,500 was paid to the Sellers in the form of 212,904 shares of Electric City common stock.

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

Products And Services

     The Company currently manufactures products or provides services under two distinct business segments. The energy technology segment includes the EnergySaver and GlobalCommander product lines manufactured and sold by Electric City Corp. In addition, this segment markets the Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which is designed for utilities as a demand response system. The building control and automation business segment is served by our subsidiary, Great Lakes Controlled Energy Corporation, which specializes in the installation and maintenance of building control and automation systems. See note 18 to the consolidated financial statements for additional information regarding the segments of our business.

EnergySaver

     The EnergySaver system is a state-of-the-art lighting control system that reduces energy consumption in indoor and outdoor commercial, institutional and industrial ballasted lighting systems, while maintaining appropriate lighting levels. The EnergySaver is a freestanding enclosure that contains control panels with electrical parts and is connected between the incoming power line and the building’s electrical lighting circuits. The EnergySaver also contains a computer with software that allows the customer to control the amount of energy savings desired which, depending on the application, can be as high as 50%, and provides self-diagnosis and self-correction. The customer can access the EnergySaver’s computer directly or remotely via modem, network or two-way radio.

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

GlobalCommander

     The GlobalCommander system is an advanced lighting controller capable of providing large-scale demand side management and savings measurement and verification without turning off the user’s lights. The GlobalCommander bundles the EnergySaver technology with an area-wide communication package to allow for maximum energy reductions across entire systems in response to the guidelines of a customer’s facility manager. In addition, the GlobalCommander has the ability to measure and store information about the actual savings generated from the use of the EnergySaver. This information, which can be viewed in a tabular or graphical format and can be downloaded to a user’s computer, is often required for a customer to qualify for utility incentives for energy savings and curtailment. The GlobalCommander also allows customers to control their facilities’ loads and lighting requirements from a single control point. This single-point control is available for a virtually unlimited number of remote facilities and can be accessed through the Internet, intranet or over standard telephone lines through dial-up modems.

Virtual Negawatt Power Plan

     The combined technology of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which we market primarily to utilities as a demand response system. The VNPP allows a utility to remotely control commercial, industrial and government lighting systems over a managed and secure IP network. Through the use of the EnergySaver/GlobalCommander system, the utility is able to reduce electric demand requirements during periods of peak demand, providing instantaneous control, measurement and verification of load reduction. The demand reduction can be specifically placed across a utility grid targeting potential “hot spots” such as particular substations, etc. The Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business.

     Our first VNPP system is under development for ComEd in Chicago. The 50 MW system will represent one of the largest deployments of demand control technology in the United States. The system will cost approximately $17 million to $20 million and is expected to incorporate approximately 1,500 EnergySaver systems (the actual cost and number of units installed will depend on many factors including the mix of EnergySaver models installed and the cost of installation which will vary by site). We expect that the cost of the system will be financed by third party investors, supported through a long-term agreement with ComEd. In exchange for hosting the system and allowing remote control over peak demand, ComEd customers will receive the technology for free and will receive free steady state energy savings. For additional information regarding the VNPP please see the discussion under the section entitled “Risks Related to Our Business.”

Building Control and Automation

     Through our wholly owned subsidiary, Great Lakes Controlled Energy Corporation, we provide integration of building and automation control systems for commercial and industrial customers. Great Lakes has been providing building automation services for over 20 years and is an authorized distributor for Delta Controls, WattStopper and Power Measurement Ltd., and is a dealer for Novar Controls and ABB Drives.

Marketing, Sales And Distribution

     We have established relationships with distributors (also referred to as “State Representatives”) to market and distribute our EnergySaver products to end-users. As of December 31, 2003, we had eight distributor/state representative agreements covering Arizona, California, Illinois, Indiana, Nevada, New Jersey, Pennsylvania, and Texas. Each distributor is responsible for developing and managing a sales network within its respective territory. Typically the distributor does this by establishing direct relationships with end-users or through dealerships within the territory and overseeing the sales, installation and maintenance of our products by those dealerships. If a distributor sells any of our products outside its territory, such distributor operates as a dealer, meaning it manages end-user sales only. The distributor earns a commission on any sale of our products in its territory whether initiated by the distributor itself, a dealer, or by us.

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

     Our Utility Development area is responsible for marketing the VNPP to utilities. Once a utility signs a VNPP agreement we work jointly with the utility to sign up energy users to participate in the curtailment program by agreeing to permit the installation of the EnergySaver in their facilities at no cost to the user.

     Great Lakes sells its building automation control systems either directly to end-users (typically commercial or industrial building owners) or by bidding on contracts let by general contractors for new construction or building renovation projects.

Customers

     During 2003, sales to our top five EnergySaver customers accounted for 90% of total EnergySaver sales. The top five customers for 2003 were Cal State University, Electric City of Pennsylvania, M&A Railroad and Electric Supply, the New York Power Authority and Sports Chalet, two of which were dealers or distributors of the Company’s products. End user customers for the EnergySaver during 2003 included, but were not limited to, A&P, Federal

Express, Gillette, Raley’s, Telmex, PetSmart and U.S. Foodservice. During 2002, sales to our top five EnergySaver customers accounted for 79% of total EnergySaver sales. The top five customers for 2002 were Electric City of Pennsylvania, The Illinois Department of Central Management Services, LGI Energy Solutions, M&A Railroad and Electric Supply and PSEG Energy Technologies, all but one of which are dealers or distributors of the Company’s products. The end user customers of these dealers and distributors include Linens ‘N Things, Toyota Motors, and Lifetime Fitness. Other end user customers for the EnergySaver during 2002 included, but were not limited to, Bunzl Distribution, Gillette, Reckitt Benckiser, Sage Products, the U.S. Post Office and Union Pacific.

     During 2003, sales to the top five customers of Great Lakes Controlled Energy accounted for 85% of Great Lakes’ sales. Great Lakes’ top five customers were Claire’s Stores, Discover Card Financial, Hill Mechanical, Jacobsen-Power and Teschky, Inc. During 2002, sales to the top five customers of Great Lakes Controlled Energy accounted for 88% of Great Lakes’ sales. Great Lakes’ top five customers for 2002 were 5445 Edgewater Plaza Condo Association, BBM Engineering, Golub & Company, Jacobson-Power, and Teschky, Inc.

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

     Products that pulsate the power in the lighting system turn the power off and on so quickly (120 times/second) that the lights remain on. This process, which is generally known as “wave chopping,” distorts the AC waveform and thereby produces harmonics in a building’s electrical system that can damage other electrical components such as electric motors and electronic devices. The process also contributes to the reduction of life of lamps and ballasts in lighting fixtures.

     Control products control power consumption at the lights, at the lighting circuit or at the control panel. Products that control the power at the lights or at the lighting circuit must be wired to each fixture or to each circuit, resulting in high installation cost, which makes these products less competitive from an economic perspective. The EnergySaver controls power consumption at the lighting panel, making it much simpler and less expensive to install and maintain. There are other products on the market that also control power consumption at the lighting panel, but the EnergySaver is the only product that we are aware of that offers total real-time variability of savings levels, remote communications and savings measurement and verification capabilities. We also believe that the EnergySaver has the largest installed base of any lighting control power reduction system of its type.

     Great Lakes Controlled Energy competes against both large national controls companies and smaller regional distributors of building controls. Two of the large national controls companies that Great Lakes competes with are Siemens and Johnson Controls, both of whom have significantly greater financial and operating resources than Great Lakes. Great Lakes sells its products and services based on system capabilities, experience, service and price.

Manufacturing

     Our EnergySaver product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order demand. Rather than adding significantly to our manufacturing overhead to meet anticipated increases in demand, we plan to leverage a new outsourcing relationship recently established with GE Industrial to provide major system components and outsourced production for our EnergySaver product line. The three-year non-binding agreement includes reciprocal purchasing, VNPP participation, joint product development and additional joint efforts.

     The primary components for the EnergySaver are sourced from multiple manufacturers. We are in continuous discussion with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.

     During 2003, approximately 40% of our consolidated material purchases were made from Delta Controls. Great Lakes is a distributor of Delta Controls products and uses Delta’s products extensively in its building control projects. Delta components are also used in our EnergySaver product line.

Compliance With Environmental Laws

     Neither the Company’s production nor sales of its products in any material way generate activities or materials that require compliance with federal, state or local environmental laws.

Research and Development

     The Company, through the day-to-day use of the EnergySaver and its components and its use at various testing sites around the country, develops modifications and improvements to its products. Total research and development costs charged to operations were approximately $70,000 and $65,000 for the years ended December 31, 2003 and December 31, 2002, respectively.

Intellectual Property

     Certain technologies underlying the EnergySaver products have been patented in the U.S. and Italy by Giorgio Reverberi. A U.S. patent application was filed by Mr. Reverberi in November 1997, and a patent was issued in June 2000.

     Since January 1, 1998, we, along with Mr. Reverberi and Mr. Marino, have entered into a number of agreements relating to the license of the EnergySaver technology, which grant us the exclusive license rights of Mr. Reverberi’s patent of the EnergySaver technology in all of North America, Central America, South America (excluding the countries of Argentina, Brazil, Chile, Paraguay and Uruguay) and the Caribbean (except Cuba), as well as Africa (excluding the countries of Algeria, Libya, Morocco and Tunisia). Our license expires upon the expiration of Mr. Reverberi’s last expiring patent, which we expect to be on or around November 2017. If either party materially breaches the license and fails to cure the breach within 180 days after notice by the other party of the breach, the other party can terminate the license. We pay Mr. Reverberi a royalty of $200 and Mr. Marino a royalty of $100 for each EnergySaver product we make or sell in territories in which Mr. Reverberi holds a valid patent.

     We have applied for several patents on improvements we have made to the core technology developed by Mr. Reverberi. In January 2004 our patent application on the core technology utilized by the GlobalCommander was allowed and the patent is expected to be issued in due course. We have other patents that are pending before the U.S. Patent and Trademark Office, as well as foreign patent offices.

     We have applied for registration of the name EnergySaver pursuant to a U.S. trademark application filed September 15, 2000. In addition, we filed with the U.S. Patent and Trademark Office an intent-to-use trademark application for each of GlobalCommander, Virtual Negawatt Power Plant and VNPP on November 13, 2000. During January 2002, we were notified that the application for the name GlobalCommander and VNPP had been approved. We abandoned efforts to register the name Virtual Negawatt Power Plant because of existing trademarks that included similar terms. The registration of the name EnergySaver is still pending with the U.S. Patent and Trademark Office.

     During March 2001, we established a new policy that requires all non-union employees to sign an Employee Innovations and Proprietary Rights Assignment Agreement. This agreement is intended to ensure that any intellectual property or know-how developed as part of an employee’s work for the Company is and remains the property of the Company. All current non-union employees have signed such an agreement.

     On April 12, 2001, Denis Enberg assigned his rights to any technology developed by him for, or on behalf of the Company or Switchboard Apparatus to the Company. Mr. Enberg had been working for the Company on the GlobalCommander Technology. Mr. Enberg was also a shareholder and director of Great Lakes, which we acquired on June 7, 2001.

Employees

     As of March 26, 2004, we had 27 full time employees, of which five were management and corporate staff, three were engineers, six were engaged in sales and marketing, six were engaged in field service and seven were engaged in manufacturing. Of those employees engaged in manufacturing, five are covered by collective bargaining agreements between each of Electric City and the International Brotherhood of Electrical Workers (“IBEW”), which is affiliated with the American Federation of Labor and Congress of Industrial Organizations (AFL-CIO). In May of 2002 we renewed the collective bargaining agreement covering all union employees. The new agreement will expire on May 31, 2005.

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

Risks Related to Our Business

We have a limited operating history upon which to evaluate our potential for future success.

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

We have incurred significant operating losses since inception and may not achieve or sustain profitability in the future.

     We have incurred substantial net losses in each year since we commenced operations in December 1997. We must overcome significant manufacturing and marketing hurdles to sell large quantities of our products. In addition, we may be required to reduce the prices of our products in order to increase sales. If we reduce product prices, we may not be able to reduce product costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we expect to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (2) for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.

A decrease in electric retail rates could lessen demand for our EnergySaver products.

     Our principal products, our EnergySaver products, have the greatest profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current high levels. Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and reduced demand for energy saving devices such as our EnergySaver products.

We have a license under certain patents and our ability to sell our products may be adversely impacted if the license expires or is terminated.

     We have entered into a license agreement with Messrs. Giorgio Reverberi and Joseph Marino. Mr. Reverberi holds a U.S. patent and has applied for several patents in other countries. Pursuant to the terms of the license, we have been granted the exclusive right to manufacture and sell products containing the load reduction technology claimed under Mr. Reverberi’s U.S. patent or any other related patent held by him in the U.S., the remainder of North America, parts of South America and parts of Africa. However, the exclusive rights that we received may not have any value in territories where Mr. Reverberi does not have or does not obtain protectable rights. The term of the license expires when the last of these patents expires. We expect that these patents will expire or around November 2017. The license agreement may be terminated if we materially breach its terms and fail to cure the breach within 180 days after we are notified of the breach. If our license is terminated it could impact our ability to manufacture, sell or otherwise commercialize products in those countries where Mr. Reverberi holds valid patents relating to our products, including the United States.

If we are not able to protect our intellectual property rights against infringement or others obtain intellectual property rights relating to energy management technology, we could lose our competitive advantage in the energy management market.

     We regard our intellectual property rights, such as patents, licenses of patents, trademarks, copyrights and trade secrets, as important to our success. Although we entered into confidentiality and rights to inventions agreements with our non-union employees and consultants during March 2001 (and non-union employees hired since March 2001 have also signed these agreements), the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. Failure to take appropriate protective steps could materially adversely affect our competitive advantage in the energy management market. Furthermore, our license to use Mr. Reverberi’s patents may have little or no value to us if Mr. Reverberi’s patents are not valid. In addition, patents held by third parties may limit our ability to manufacture, sell or otherwise commercialize products and could result in the assertion of claims of patent infringement against us. If that were to happen, we could try to modify our products to be non-infringing, but we might not be successful or such modifications might not avoid infringing on the intellectual property rights of third parties.

     Claims of patent infringement against us, regardless of merit, could result in the expenditure of significant financial and managerial resources by us. We may be forced to seek to enter license agreements with third parties (other than Mr. Reverberi) to resolve claims of infringement by our products of the intellectual property rights of third parties. These licenses may not be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

The loss of key personnel may harm our ability to obtain and retain customers, manage our rapid growth and compete effectively.

     Our future success will depend significantly upon the continued contributions of certain members of our senior management, including John P. Mitola, our Chief Executive Officer, because he is critical to obtaining and retaining customers, managing our growth and the future development of our VNPP concept. Our future success will also depend upon our ability to attract and retain highly qualified technical, operating and marketing personnel. We believe that there is intense competition for qualified personnel in the energy management industry. If we cannot hire, train and retain qualified personnel or if a significant number of our current employees depart, we may be unable to successfully manufacture and market our products.

If we are unable to manage our growth, it will adversely affect our business, the quality of our products and our ability to attract and retain key personnel.

     We are subject to the risks inherent in the expansion and growth of a business enterprise. Growth in our business will place a strain on our operational and administrative resources and increase the level of responsibility for our existing and new management personnel. To manage our growth effectively, we will need to:

•	further develop and improve our operating, information, accounting, financial and other internal systems and controls on a timely basis;

•	improve our business development, marketing and sales capabilities; and

•	expand, train, motivate and manage our employee base.

     Our current senior management has limited experience managing a publicly traded company. Our systems currently in place may not be adequate if we continue to grow and may need to be modified and enhanced. The skills of management currently in place may not be adequate if we continue to grow.

If our EnergySaver products do not achieve or sustain market acceptance, our ability to compete will be adversely affected.

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

Failure to meet customers’ expectations or deliver expected technical performance could result in losses and negative publicity.

     Customer engagements involve the installation of energy management equipment that we design to help our clients reduce energy/power consumption. We rely on outside contractors to install our EnergySaver products. Any defects in this equipment and/or its installation or any other failure to meet our customers’ expectations could result in:

•	delayed or lost revenues due to adverse customer reaction;

•	requirements to provide additional products and/or services to a customer at no charge;

•	negative publicity regarding us and our products, which could adversely affect our ability to attract or retain customers; and

•	claims for substantial damages against us, regardless of our responsibility for such failure.

If sufficient additional funding is not available to us, the commercialization of our products and our ability to grow may be hindered.

     Our operations have not generated positive cash flow since the inception of the Company in 1997. We have funded our operations through the issuance of common and preferred stock and secured debt. Our ability to continue to operate until our cash flow turns positive may depend on our ability to continue to raise funds through the issuance of equity or debt. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products.

Raising additional capital or consummation of additional acquisitions through the issuance of equity or equity-linked securities could dilute your ownership interest in us.

     We may need to obtain additional funds in the future to grow our product development, manufacturing, marketing and sales activities at the pace that we intend, or to continue to fund operating losses until our cash flow turns positive. If we determine that we do need to raise additional capital in the future and we are not successful in doing so, we might have to significantly scale back or delay our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products.

     If we receive additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.

Failure to effectively market our energy management products could impair our ability to sell large quantities of these products.

     One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over more traditional products and competitive products. As we grow, we will need to further develop our marketing and sales force. In addition to our internal sales force, we rely on third parties to market and sell our products. We currently maintain a number of relationships and have a number of agreements with third parties regarding the marketing and distribution of our EnergySaver products and are dependent upon the efforts of these third parties in marketing and selling these products. Maintenance of these relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The current contracts associated with certain of these relationships allow the distributors to terminate the relationship upon 30 days’ written notice. Without these relationships, our ability to market and sell our EnergySaver products could be harmed and we may need to divert even more resources to increasing our internal sales force. If we are unable to expand our internal sales force and maintain our third party marketing relationships, our ability to generate significant revenues could be seriously harmed.

     The distribution rights we have granted to third parties in specified geographic territories may make it difficult for us to grow our business in such territories if those distributors do not successfully market and support our products in those territories. We have in the past been, are now, and may in the future be, involved in disputes with distributors that have distribution rights in specified geographic territories, but are not achieving our goals. During 2000, we repurchased for cash and stock consideration the distribution rights from three distributors that were not meeting our sales goals. We may have to expend additional funds, incur debt or issue additional securities in the future to repurchase other distribution rights that we have granted or may grant in the future.

If our “Virtual Negawatt Power Plan” concept is unsuccessful, distribution of our EnergySaver product line may be impaired and our growth could suffer.

     During 2001, we announced our “Virtual Negawatt Power Plan” concept. The VNPP is intended to allow a utility to remotely control commercial, industrial and government lighting systems over a managed and secure IP network. It is envisioned that through the use of the EnergySaver/GlobalCommander system, a utility will be able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The successful implementation of the VNPP concept could significantly increase the sales and profitability of our EnergySaver product line. We recently announced an agreement with Commonwealth Edison to implement a 50-Megawatt VNPP system in northern Illinois. A VNPP agreement was executed with ComEd during the third quarter of 2003 and we began installing product under the program in late 2003. As of December 31, 2003 we had begun installing EnergySavers but we have not recognized revenue on the shipments. We are currently negotiating to transfer the ComEd VNPP contract to a limited liability company (the “LLC”) being created by a Chicago based investment bank. The LLC will in turn purchase all the equipment installed under the ComEd program from us and effectively rent the curtailment capacity to ComEd. Under this agreement the LLC is expected to pay us approximately $17 million to $20 million for equipment and installation as the equipment is installed and accepted by the host customer. We expect to receive these payments over an 18 to 24 month period.

     While we have made significant progress toward implementing this program with ComEd, we still have a number of hurdles to clear before we can start recognizing revenue related to this program, including legal and financing issues, the failure to accomplish any one of which could delay or cancel the program. Also, if we fail to recruit enough customers to participate in the program we may not be able to deliver 50MW of demand curtailment, which would result in less revenue from the program than we expect. If our attempts to advance the VNPP concept are unsuccessful, our plans to significantly increase the distribution of our EnergySaver product line may not develop and our growth may be impaired.

If we do not successfully compete with others in the very competitive energy management market, we may not achieve profitability.

     In the energy management market, we compete with other manufacturers of traditional energy management products that are currently used by our potential customers. Many of these companies have substantially greater financial resources, larger research and development staffs and greater manufacturing and marketing capabilities than us. Our competitors may provide energy management products at lower prices and/or with superior performance. If we are unable to successfully compete with conventional and new technologies our business may be materially harmed.

Product liability claims could result in losses and could divert our management’s time and resources.

     The manufacture and sale of our products creates a risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation and reduced sales, cause us to incur significant liabilities and divert our management’s time, attention and resources. We do have product liability insurance coverage; however, there is no assurance that such insurance is adequate to cover all potential claims. The successful assertion of any such large claim against us could materially harm our liquidity and operating results.

Our current internal manufacturing capacity is limited and if demand for our products increases significantly and we are unable to increase our capacity quickly and efficiently our business could suffer.

     Our EnergySaver products are manufactured at our facilities. To be financially successful, we must manufacture our products, including our EnergySaver products, in substantial quantities, at acceptable costs and on a timely basis. While we have produced approximately 1,000 EnergySaver units over the past six years, we have never approached what we believe is our production capacity. To produce larger quantities of our EnergySaver products at competitive prices and on a timely basis, we will have to further develop our processing, production control, assembly, testing and quality assurance capabilities. We will probably have to hire contract manufacturers and outsource the manufacturing of some or all of our products. We have had discussions with several potential contract manufacturers and they have produced units on a trial basis, but their ability to deliver significant quantities of product in a timely manner is still unproven. We may be unable to manufacture our EnergySaver products in sufficient volume and may incur substantial costs and expenses in connection with manufacturing larger quantities of our EnergySaver products. If we are unable to make the transition to large-scale commercial production successfully, our business will be negatively affected. We could encounter substantial difficulties if we decide to outsource the manufacturing of our products, including delays in manufacturing and poor production quality.

Risks Related to Our Common Stock

Because of the current market price of our common stock, in conjunction with the fact that we are a relatively small company with a history of operating losses, the future trading market for our stock may not be active on a consistent basis, which may make it difficult for you to sell your shares.

     The trading volume of our stock in the future will depend in part on our ability to increase our revenue and reduce or eliminate our operating losses, which should increase the attractiveness of our stock as an investment, thereby leading to a more liquid market for our stock on a consistent basis. If an active and liquid trading market does not exist for our common stock on AMEX, you may have difficulty selling your shares.

The need to raise additional capital will most likely be dilutive to our current stockholders and could result in new investors receiving rights that are superior to those of existing stockholders.

     Since September 2001, we have issued shares of our preferred stock that are convertible into 26,429,710 shares of our common stock. These shares of preferred stock are currently accruing dividends at the rate of 6% per year, though prior to March 22, 2004 they were accruing at the rate of 10% per year. To date we have issued shares of convertible preferred stock in satisfaction of accrued dividends convertible into 5,379,710 shares of Common Stock. The preferred stockholders all have rights that are superior to the rights of our common stockholders, including:

•	a liquidation preference of $200 per share (under our Series E Preferred which was issued on March 22, 2004 in a 1 for 10 exchange for the outstanding Series A, C and D Preferred shares. See Liquidity and Capital Resources.);

•	special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which was senior to or equal to the rights of the Series E Preferred (other than to pay dividends on the preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

•	a conversion price that may be below the market price of our common stock;

•	the right to elect up to four directors;

•	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of our common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

•	a right of first offer on the sale of equity by the Company in a private transaction; and

•	anti-dilution protection that would adjust the conversion price on their preferred shares and the exercise price on their warrants in the event we issue equity at a price which is less than the conversion price or exercise price of their securities.

     These rights associated with our preferred stock are substantially different than the rights of our common stockholders and may materially decrease the value of our common stock.

Joseph Marino, Richard Kiphart and DYDX may be able to control matters requiring stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our common stock.

     There are 40,922,021 shares of our common stock outstanding as of March 26, 2004, of which Joseph C. Marino beneficially owns approximately 20%, Richard Kiphart beneficially owns approximately 18% and DYDX beneficially owns approximately 8% (each of the aforementioned percentages includes stock options that are currently exercisable). As a result of their significant ownership, Mr. Marino, Mr. Kiphart and DYDX have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors (other than those directors to be chosen by the holders of our preferred stock), a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Mr. Marino and Mr. Kiphart and DYDX could elect to receive a control premium to the exclusion of other stockholders.

     A significant percentage of the outstanding shares of our common stock, including the shares beneficially owned by Mr. Marino, Mr. Kiphart or DYDX, can be sold in the public market from time to time, subject to limitations imposed by Federal securities laws and by trading agreements entered into with us. The market price of our common stock could decline as a result of sales of a large number of our presently outstanding shares of common stock by Mr. Marino, Mr. Kiphart, DYDX or other stockholders in the public market or due to the perception that these sales could occur. This could also make it more difficult for us to raise funds through future offerings of our equity securities.

Provisions of our charter and by-laws, in particular our “blank check” preferred stock, could discourage an acquisition of our company that would benefit our stockholders.

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

The issuance of our preferred stock, while providing desirable flexibility in pursuing possible additional equity financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. In addition, the price that future investors may be willing to pay for our common stock may be lower due to the conversion price and exercise price granted to investors in any such private financing.

Item 2. Description of Property

     Our headquarters and the EnergySaver system production facility are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters, manufacturing operations and warehouse. We acquired this facility in August 1998 for a purchase price of $1,140,000, $800,000 of which we financed through a mortgage and $340,000 of which we paid by issuing to the sellers 340,000 shares of our common stock. The mortgage was refinanced in September 2003, bears interest at the rate of prime plus 0.5%, and is payable in monthly installments of $3,000 plus interest, until a final balloon payment which is due on February 2005. There is no penalty for prepayment of the mortgage. As of January 31, 2004, the outstanding principal amount of the mortgage was $631,000.

     On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”). Great Lakes currently operates its business from a facility located in Elk Grove Village, Illinois, which is approximately 10,000 square feet. In connection with our acquisition of Great Lakes, we entered into a three-year lease beginning on the date of the acquisition at a monthly rate of $10,000, with an option to purchase the facility. The building is owned by the former shareholders of Great Lakes, Eugene Borucki and Denis Enberg, both of whom are currently employed by the Company.

     We believe that the space and location of our current facilities in combination with the planned outsourcing of a portion of our manufacturing will be sufficient to reach a level of production projected for the current year.

Item 3. Legal Proceedings

     From time to time, the Company has been a party to pending or threatened legal proceedings and arbitrations that are routine and incidental to its business. In early October 2003, the Company notified one of its significant distributors, that the Company was terminating the distributorship agreement between the parties due to certain unresolved issues (including breaches by such distributor), such termination to be effective after 60 days. In such notice, the Company indicated that it would be willing to enter into a new agreement with such distributor if the disputed issues could be resolved to the mutual satisfaction of the parties. Subsequent to giving such notice, the Company has received a demand for arbitration from such distributor pursuant to the provisions of the agreement, seeking, among other things, money damages in an unspecified amount and a declaration of the meaning of certain provisions of the distributorship agreement. The matter is currently in arbitration before the American Arbitration Association in Chicago, Illinois. The Company intends to defend the arbitration, but cannot predict the outcome at this time. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the liability from any threatened or pending litigation (including the foregoing arbitration) to be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock has traded since December 12, 2000 on the American Stock Exchange under the symbol “ELC.”

     The following table sets forth the quarterly high and low closing prices for our common stock as reported on The American Stock Exchange since January 1, 2002.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2002:
Fiscal Quarter Ended March 31, 2002	$2.29	$1.15
Fiscal Quarter Ended June 30, 2002	$1.68	$1.15
Fiscal Quarter Ended September 30, 2002	$1.60	$1.10
Fiscal Quarter Ended December 31, 2002	$1.15	$0.75
Fiscal Year Ended December 31, 2003:
Fiscal Quarter Ended March 31, 2003	$1.50	$0.70
Fiscal Quarter Ended June 30, 2003	$1.66	$0.90
Fiscal Quarter Ended September 30, 2003	$2.21	$0.92
Fiscal Quarter Ended December 31, 2003	$2.70	$2.03

Holders

     As of March 26, 2004, we had approximately 5,600 holders of record of our common stock and 40,922,021 shares of common stock outstanding.

Dividends

     For the three months ended December 31, 2003, we declared and paid the following dividends on our Convertible Preferred Stock:

•	On December 22, 2003, the Board of Directors declared and paid dividends on our Series A, Series C and Series D Convertible Preferred Stock for the fourth calendar quarter ending December 31, 2003 to shareholders of record of our Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock as of December 31, 2003. The dividends were paid in additional shares of Series A, Series C and/or Series D Convertible Preferred Stock to the holders as follows: 58,453 shares to the holders of the Series A Convertible Preferred Stock, 5,698 shares to the holders of the Series C Convertible Preferred Stock and 3,848 shares to the holders of the Series D Convertible Preferred Stock. Each share of Series A, Series C and Series D Convertible Preferred Stock was convertible into 10 shares of our common stock.

     As the result of a redemption and exchange offering completed March 22, 2004, the dilutive effect of the payment-in-kind dividend on the preferred stock will be reduced significantly in the future due to a reduction in the number of shares of preferred stock outstanding and a reduction in the dividend rate on the preferred stock. We project that without this redemption and exchange we would have issued shares of preferred stock as dividends over the next three years that would have been convertible into 10,306,790 shares of common stock. As a result of the redemption and exchange we only expect to issue preferred stock as dividends over the same period that will be convertible into 4,473,919 shares of common stock, a reduction of 5,832,871 shares or 56.6%. For a further discussion of this transaction please see “Item 6 – Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources,” or Note 19 to the Consolidated Financial Statements.

     For a further discussion regarding preferred stock dividends, see “Item 6 – Management’s Discussion and Analysis or Plan of Operations – Preferred Stock Dividends.”

     We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. See “Item 6 - Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

     During the twelve months ended December 31, 2003, we issued the securities listed below (in addition to those securities listed under the preceding “Dividends” and to those issuances which we have reported on Form 10-QSB during the past year):

     On October 3, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 20,000 share of our common stock in exchange for $20,000.

     On October 10, 2003, we issued a warrant to purchase 10,000 shares of our common stock to a consultant as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else. The warrant has a term of one year and an exercise price of $1.00 per share. This warrant was valued at $14,200 using a modified Black-Scholes option pricing model.

     On October 29, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 5,000 shares of our common stock in exchange of $5,000.

     On November 5, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 5,000 shares of our common stock in exchange for $5,000.

     On November 12, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 5,000 shares of our common stock in exchange for $5,000.

     On November 20, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 5,000 shares of our common stock in exchange for $5,000.

     On November 24, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 10,000 shares of our common stock in exchange for $10,000.

     On November 26, 2003, Laurus Master Funds converted $52,346 of principal and $664 of accrued interest on the Company’s Convertible Term Note into 25,000 shares of our common stock.

     On December 5, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 100,000 shares of our common stock in exchange for $100,000.

     On December 15, 2003, the holder of a warrant to purchase common stock exercised the warrant, receiving 15,000 shares of our common stock in exchange for $15,000.

     On December 30, 2003, we issued a warrant to purchase 75,000 shares of our common stock to a consultant as compensation for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else. The warrant has a term of three years and an exercise price of $2.10 per share. This warrant was valued at $80,250 using a modified Black-Scholes option pricing model.

     On January 2, 2004, Laurus Master Funds converted $63,600 of principal on the Company’s Convertible Term Note into 30,000 shares of our common stock.

     On January 28, 2004, Laurus Master Funds converted $207,264 of principal and $4,736 of accrued interest on the Company’s Convertible Term Note into 100,000 shares of our common stock.

     On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc., whereby the Company issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of the Company’s common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share.

     The sales and issuances of common stock, debt instruments and warrants to purchase common stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act and no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following discussion regarding us and our business and operations contains “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative of such terms or other variations of such terms or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and, therefore, you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.

     We have a short operating history. All risks inherent in a new and inexperienced enterprise are inherent in our business.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the consolidated financial statements.

     Use of Estimates

     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition

     The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received or invoiced prior to satisfying the Company’s revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet. The most common source of deferred revenue for the Company is building automation projects in which the customer is billed in advance for some portion of the work to be performed. The Company also records the purchase price for certain distributor territories as deferred revenue, recognizing the purchase price as revenue over the term of the underlying distribution agreement.

     Profit Recognition on Long-Term Contracts

     We account for long-term contracts under the percentage of completion method. Effective January 1, 2003, due to our limited experience in estimating the profitability on long-term building automation control contracts, we elected to begin to defer profit on all long-term building automation control contracts until completion of the job, at which time the actual profit on the job will be known and recognized.

     Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and the Company’s historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customer’s ability to pay are incorrect, additional allowances may be required. During 2003, the Company recovered $66,632 on receivables that it had previously reserved for a doubtful. As of December 31, 2003 the Company’s allowance for doubtful accounts was approximately $326,000, or 18.3% of the outstanding accounts receivable.

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

     Goodwill

     The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. During the year ended December 31, 2002 the Company determined that the estimated fair value of goodwill associated with its power management business exceeded the carrying value and as a result recognized an impairment loss of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of our 2002 year-end assessment of the fair value of our goodwill we determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002. As part of our 2003 year-end assessment, we updated our long-term projections for the building automation and controls business and estimated the fair value based on the discounted current value of the expected future cash flows. We then compared the implied fair value of the goodwill to its carrying value and determined that the value of the goodwill was not impaired. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.

Results of Operations

     Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Electric City’s sales are generated from the sale of products and services, primarily in the U.S. Four customers individually accounted for more than 10% of our consolidated sales during the year ended December 31, 2003, and December 31, 2002, though only one of these customers individually accounted for more than 10% of our consolidated sales in both years.

     Our cost of goods sold consists primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facility, charges from outside contractors used to install our product in our customers’ facilities, charges for potential future warranty claims and royalty costs related to EnergySaver sales.

     Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products and services that we purchase and resell.

     A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have never fully utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase. In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySavers of approximately $15 million to $20 million without a significant investment in fixed assets. It is our intent to outsource manufacturing to third party contract manufacturers once we approach the capacity of our current facility.

     Selling, general and administrative (“SG&A”) expenses include the following components:

•	direct labor and commission costs related to our employee sales force;

•	expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and the cost of non-manufacturing utilities;

•	costs related to marketing and advertising our products;

•	research and development expenses;

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

     Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense for 2003 is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Funds, as well as the value of beneficial conversion feature attributed to the Convertible Term Loan. Also reported as interest expense is the amortization of deferred financing costs related to the credit facility with Laurus Master Funds.

Audited Twelve-Month Period Ended December 31, 2003 Compared With the Audited Twelve-Month Period Ended December 31, 2002

     Revenue. Our revenue declined $902,689 or 16.3% to $4,631,833 during the twelve months ended December 31, 2003 from $5,534,522 for the year earlier period. Revenue from the sale of the EnergySaver and GlobalCommanders decreased 32% or $888,000, to $1.83 million in 2003 from $2.72 million in 2002. EnergySaver unit sales decreased 34% from 327 units in 2002 to 217 units in 2003. The average selling price per EnergySaver unit increased slightly from $8,300 in 2002 to $8,400 in 2003. This increase in the average selling price is a reflection of change in the mix of models sold.

     We believe the decline in EnergySaver revenue is the result of (1) our customers’ continued deferral of discretionary expenditures until economic conditions improve, and (2) to management’s decision to shift resources to focus on the Company’s new utility initiative, and in particular the Commonwealth Edison (ComEd) VNPP. This shift created a lag in revenue experienced in the latter part of 2003 due to the startup of our ComEd VNPP. The ComEd VNPP agreement was finalized during the third quarter of 2003 and as a result the Company’s in house sales resources have been actively seeking customers to participate in the newly created program. As of December 31, 2003 we had begun shipment of EnergySavers as part of the ComEd program, but we have not recognized revenue on the shipments.

     We are currently negotiating to transfer the ComEd contract to a limited liability company (the “LLC”) being created by a Chicago based investment bank. The LLC will in turn purchase all the equipment installed under the ComEd program from us and effectively rent the curtailment capacity to ComEd. Under this arrangement ComEd secures a long-term source of curtailment, which among other things reduces their requirements for peak generating capacity and provides a hedge against rising fuel costs, the investment bank holds a long-term investment and we receive payment for the equipment up front, thereby minimizing our working capital requirements. We are currently in the process of negotiating and structuring this transaction and as a result have not yet received a firm commitment from the investment bank. We are also reviewing revenue recognition methodologies related to this transaction determine if we will be able to recognize revenue at the time we transfer equipment to the LLC, or if we will be required to recognize revenue as service revenue over a longer period. We have targeted the second quarter of 2004 for the closing date of this transaction, at which time if we close we will transfer of the first batch of installed units to the LLC, and receive payment on the installed units. After the first transfer to the LLC, we anticipate transferring newly installed equipment and receiving payment on a quarterly basis. The ComEd agreement is expected to result in sales of approximately 1,500 units over the next 18 to 24 months. EnergySaver shipments are expected to increase significantly, beginning in the second quarter 2004, primarily as a result of the ComEd program in combination with continuing sales to large scalable commercial customers including among others, the Chicago Public Schools, Linen N’ Things and the Xcel Energy.

     Revenue from building controls and automation increased $123,000 or 5%, to $2.60 million in 2003 from $2.48 million in 2002. Great Lakes 2003 revenue was derived primarily from five major building automation projects, two of which were begun during 2002 and completed in 2003. One of the projects begun in 2002 and completed in 2003 was the expansion of the Discover Card headquarters in Riverwoods, Illinois. While the profit earned on this contract will not cover all of Great Lakes’ fully allocated costs, it was a strategically important contract for Great Lakes because we believe the building automation system installed by Great Lakes is one of the most sophisticated systems ever completed. The success of this project has resulted in Great Lakes receiving opportunities to bid on other projects of similar size, but with better profit margins. Due to constraints on Great Lakes’ capacity to handle additional business, we expect revenue to remain relatively unchanged for 2004, but it is our hope that we can increase the capacity of this division in order to realize increased revenue in future periods.

     Other revenue decreased by $133,000 or 36% to $232,000 in 2003 compared to $365,000 recorded in 2002. Other revenue includes revenue from the installation of EnergySavers, freight, and the pro-rata recognition of a one time payment received for the right to certain EnergySaver distributorships.

     Gross Profit. Our consolidated gross profit decreased $5,024, or 2.6%, to $190,146 for 2003 compared to $195,170 for 2002. Our gross profit as a percentage of sales increased to 4.1% during 2003 compared to 3.5% during 2002. The gross margin earned on EnergySaver sales, including ancillary products and service, increased from 10.8% in 2002 to 14.3% in 2003. The improvement in the EnergySaver margin was primarily the result of increased labor efficiency and a shift in the mix of products sold. We expect to see continued improvement in the gross margin as our capacity utilization increases due to higher volumes resulting from sales under the ComEd program.

     Our building automation and controls business reported a loss at the gross profit line during 2003 and 2002 of approximately $106,000 and $115,000, respectively. We account for long-term building automation control contracts under the percentage of completion method. Effective January 1, 2003, due to our limited experience in estimating the profitability on long-term contracts, we elected to begin to defer profit on all long-term contracts until completion of the job, at which time the actual profit on the job will be known and recognized. We estimate that had we not made this change, this segment of our business would have reported a gross profit for 2003 of $193,000, an improvement of $308,000 from the prior year. Due to the change in our accounting policy, most of this deferred profit will be recognized in 2004 when we complete the associated project and the actual profit is known. We expect a continued improvement in the gross margin earned by this segment as its mix of business shifts from projects where it aggressively bid in order to establish itself in a new market segment to more profitable jobs.

     SG&A Expenses. SG&A expense declined 29.0% or $1,753,507 to $4,290,078 for the year ended December 31, 2003 from $6,043,585 during the year ended December 31, 2002. Labor expense was reduced by $837,000, or 30% as a result of the annualization of layoffs implemented in 2002 and further reductions in labor during 2003. Bad debt expense declined $410,000 during 2003 and sales commissions declined $271,000, the result of fewer sales by third party dealers and reduced sales into territories owned by state distributors. We expect consolidated SG&A expense to increase moderately in 2004, as we hire additional salespeople and field support technicians to support the increase in expected business activity resulting primarily from the ComEd VNPP program.

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

     Other Non-Operating Income (Expense). Other non-operating expense is comprised of interest expense and interest income. Interest expense increased $308,798 to $365,688 during 2003 as compared to $56,890 for the year ended December 31, 2002. As is more fully explained in note 9 to the consolidated financial statements, included in the 2003 interest expense is amortization of the deferred issuance costs and debt discount related to the Laurus convertible term loan totaling $305,621. The other components of 2003 interest expense included $32,000 on our mortgage, $18,000 on our convertible term loan and $9,500 on our revolving line of credit.

     Interest income earned during the year ended December 31, 2003 decreased $12,946 or 56% to $10,329 from $23,275 earned during the same period in 2002. The decline in interest income was the result of lower average cash balances during 2003 as compared to 2002 and lower interest rates paid on invested balances.

     Discontinued Operations. During 2003 we agreed to sell substantially all of the assets and to transfer most of the liabilities of our Power Management segment to a group of investors that included members of the segment’s management. The sale closed on June 3, 2003, effective as of May 31, 2003. As required by SFAS 144 we have presented the operating results as well as the loss on disposal for this segment as discontinued operations. During the twelve-month period ended December 31, 2003 the Power Management segment’s operating loss was $262,503 as compared to an operating loss of $1,017,897 for the year earlier period. We also recorded a $764,148 loss on the disposal of the segment during 2003.

     Cumulative Effect of Accounting Change. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the second quarter of fiscal 2002. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill subject to SFAS 142. The testing resulted in a write-down of recorded goodwill related to our Power Management segment in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle.

     Preferred Stock Dividends. There were three series of our convertible preferred stock issued and outstanding at various times during 2002 and 2003, up to March 22, 2004 including: our Series A Convertible Preferred Stock (“Series A Preferred Stock”), which was first issued during September 2001, our Series C Convertible Preferred Stock (“Series C Preferred Stock”), which was first issued during June 2002 and our Series D Convertible Preferred Stock (“Series D Preferred Stock”), which was first issued in June 2003.

     The Series A Preferred Stock accrued a dividend at the rate of 10%, which was payable during the first three years following initial issuance at our option in cash or additional shares of Series A Preferred Stock (the dividend rate was scheduled to increase by ½% each six months, beginning on October 1, 2004 until the dividend rate equaled 15%). We accrued dividends on the shares of Series A Preferred Stock totaling $2,041,992 and $2,253,978 during 2002 and 2003, respectively, which we elected to pay by issuing additional shares of Series A Preferred Stock. We were required to recognize non-cash deemed dividends of $495,589 and $1,627,985 during 2002 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates of issuance. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the dates we issued the dividend shares.

     On June 4, 2002 we raised $2.0 million in gross proceeds through the issuance of a package of securities that included 200,000 shares of our Series C Convertible Preferred Stock, 30,082 shares of our common stock, warrants to purchase 50,000 additional shares of our Series C Convertible Preferred Stock and warrants to purchase additional shares of our common stock. For accounting purposes, proceeds from this transaction were allocated to the Series C Convertible Preferred Stock, the common stock and warrants issued as part of the transaction based on their relative fair values. The difference between the value allocated to the Series C Convertible Preferred Stock and the market price of our common stock on the date of issue, in addition to the value of the stock and warrants issued as part of the transaction were deemed to be equivalent to a non-cash preferred stock dividend. We recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $1,444,697, without any effect on total stockholders equity.

     The Series C Preferred Stock accrued a dividend at the rate of 10%, which was payable during the first three years following initial issuance at our option in cash or additional shares of Series C Preferred Stock (the dividend rate was scheduled to increase by ½% each six months, beginning on July 1, 2005 until the dividend rate equaled 15%). We accrued dividends on the shares of Series C Preferred Stock totaling $116,426 and $219,712 during 2002 and 2003, respectively, which we elected to pay by issuing additional shares of Series C Preferred Stock. We were required to recognize non-cash deemed dividends of $12,403 and $158,691 during 2002 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates of issuance. The increase in this deemed dividend is related to the fact that the Series C was outstanding for the entire twelve month period during 2003, where as it was only outstanding for slightly more than six months during 2002. Also contributing to the increase in the deemed dividend was the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the dates we issued the dividend shares.

     On June 27, 2003 we raised $1.5 million in gross proceeds through the issuance of a package of securities that included shares of our Series D Convertible Preferred Stock, shares of our common stock, warrants to purchase additional shares of our Series D Convertible Preferred Stock and warrants to purchase additional shares of our common stock. For accounting purposes, proceeds from this transaction were allocated to the Series D Convertible Preferred Stock, the common stock and warrants issued as part of the transaction based on their relative fair values. The difference between the value allocated to the Series D Convertible Preferred Stock and the market price of our common stock on the date of issue, in addition to the value of the stock and warrants issued as part of the transaction were deemed to be equivalent to a non-cash preferred stock dividend. We recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $386,984, without any effect on total stockholders equity.

     The Series D Preferred Stock accrued a dividend at the rate of 10%, which was payable during the first three years following initial issuance at our option in cash or additional shares of Series D Preferred Stock (the dividend rate was scheduled to increase by ½% each six months, beginning on July 1, 2006 until the dividend rate equaled 15%). We accrued dividends on the shares of Series D Preferred Stock totaling $77,689 during 2003, which we elected to pay by issuing additional shares of Series D Preferred Stock. We were required to recognize non-cash deemed dividends of $92,878 during 2003, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates of issuance.

     All outstanding shares of Series A, Series C and Series D Preferred stock were redeemed or exchanged for shares of Series E Convertible Preferred stock on March 22, 2004. See Liquidity and Capital Resources below for additional information on this transaction.

     The dividend expense recognized during 2003 and 2002 is comprised of the following:

Year ended December 31,	2003	2002
Accrual of Dividend on Series A Convertible Preferred (see note 14e and 14ll)	$2,253,978	$2,041,992
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend (See notes 14e and 14ll)	1,627,985	495,589
Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock dividend (See note 14c)	—	1,444,697
Accrual of Series C Preferred dividend (see note 14e and 14ll)	219,712	116,426
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Preferred dividend (See note 14c and 14ll)	158,691	12,403
Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock dividend (See note 14u)	386,984	—
Accrual of Series D Preferred dividend (see note 14ll)	77,689	—
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series D Preferred dividend (See note 14ll)	92,878	—

Total	$4,817,917	$4,111,107

Liquidity and Capital Resources

     As of December 31, 2003, we had cash and cash equivalents of $2,467,023, compared to cash and cash equivalents of $1,555,904 on December 31, 2002. Our debt obligations as of December 31, 2003 consisted of a convertible term loan in the amount of $947,654, a mortgage in the amount of $634,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of $8,766.

     The Company’s principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and electrical contracting services, and the funding of inventory and accounts receivable, and capital expenditures. The Company has financed its operations since inception primarily through the private placement of its common and preferred stock, as well as through various forms of secured debt.

     Net cash increased $911,119 during the year ended December 31, 2003 while net cash decreased $3,930,169 during the year ended December 31, 2002. The cash consumed by operating activities declined $4,050,394 or 58.9% to $2,830,117 during the twelve-month period ended December 31, 2003 as compared to $6,880,511 consumed during the twelve-month period ended December 31, 2002. Cash used to fund the net loss, calculated at the net loss less non-cash charges declined $2,209,897 or 35.7% in 2003 to $3,973,968 from $6,183,865 in 2002. The improvement in cash used to fund the net loss is primarily due to a $1.753 million reduction in SG&A expense, and the $755,394 reduction in the loss from discontinued operations. The net loss less non-cash charges is calculated as the net cash used in operating activities, less the changes in assets and liabilities as reported on the statement of cash flows.

     Changes in net working capital generated $1,143,851 in cash during 2003 as compared to consuming $696,646 during 2002. Increases in accounts receivable consumed cash of $22,101 during 2003 as compared to consuming $252,138 during 2002. The increase in accounts receivable during 2003 is the result of project retainage in the Building Automation and Control segment. For large building construction projects it is typical for the building owner to retain 5% to 10% of the contractor’s billing until the end of the project to ensure that all the final punchlist items are completed. Since a greater portion of Great Lakes’ projects are larger, longer-term projects, it has experienced a significant increase in the amount of retainage withheld by its customers. We expect to collect a significant portion of this retainage during 2004. Reductions in inventory generated $713,689 during 2003 as we continued to focus on reducing inventory in the Energy Technology segment by doing a better job of forecasting our requirements for raw material and finished goods. Increases in inventory consumed $941,584 during 2002, most of which was related to product shipped to three large EnergySaver customers for whom all of our revenue recognition requirements had not been satisfied. In situations such as this, we carry the product as outside inventory until the revenue recognition requirements are met, then we record the revenue and move the product from inventory to cost of goods sold. Changes in other current assets consumed $87,660 during 2003 as compared to generating $12,639 during 2002. The 2003 increase was largely the result of increases in prepaid insurance premiums and deferred expenses related to the ComEd program. These deferred expenses are the costs of installing EnergySaver at various ComEd customer sites, which will be recognized concurrently with recognition of the revenue from the sale of the units.

     Increases in accounts payable generated $74,346 during 2003 as compared to generating $416,867 during 2002. The increase in accounts payable is primarily related to the various building automation control projects that Great Lakes is currently working on. In order to better manage our working capital requirements related to these jobs, we have agreements with our larger subcontractors that their payments are contingent on us receiving payment from our customers. This has resulted in a large increase in the accounts payable at Great Lakes. The increase in accounts payable during 2002 was generally the result of increased business activity in both the Energy Technology and Building Automation Controls segments. Changes in accrued expenses consumed cash of $328,898 during 2003 and generated cash of $555,167 during 2002. Most of the increase in the accrued expenses during 2002 was related to these accrued contractor fees. At the end of 2002 we had accrued $350,000 in contractors fees for work related to various building automation projects underway at the time. Subsequent to year-end we received invoices from these contractors and moved the expense from accrued expense to accounts payable. Deferred revenue increased $283,308 during 2003 as compared to decreasing $487,597 in 2002. The increase in deferred revenue during 2003 is attributable to situations where the Building Automation Controls segment invoiced its customers in advance of completing the work for which it had invoiced, a practice which is typical for its industry. The decline in deferred revenue is the result of completing work during 2002 that was invoiced during 2001. Changes in customer deposits generated $511,167 during 2003, largely the result of a $500,000 prepayment received from ComEd pursuant to the VNPP contract.

     Investing activities generated cash of $896,728 during the twelve-month period ended December 31, 2003 as compared to consuming cash of $6,987 during 2002. In June 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032. This source of cash was partially offset by the purchase of equipment during 2003 totaling $32,304. During 2002 we spent $17,487 on new equipment, but this use of cash was partially offset by $10,500 generated through the sale of equipment we no longer used.

     Financing activities generated cash of $2,845,162 and $2,957,329 during 2003 and 2002, respectively. In September 2003 we raised $1,000,000 in gross proceeds through the issuance of a convertible term loan to Laurus Funds. These proceeds were partially offset by issuance costs totaling $308,228. In November 2003 Laurus converted $52,346 in principal into shares of our common stock. We also raised gross proceeds of $1.5 million from the issuance of our Series D Convertible Preferred Stock and $1,669,914 from the issuance of $1,815,125 shares of our common stock in three separate private placements during 2003. The proceeds from these private placements of our common stock were partially offset by issuance costs of $297,462. During 2003, various holders of warrants exercised their rights under the warrants to purchase 197,000 shares of common stock for $197,000 in cash. We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to pay down the outstanding balance on our revolving line of credit of $500,000. We also prepaid $47,000 on our mortgage as an inducement for the lender to refinance the mortgage and extend the maturity until February 1, 2005. During 2003 we made scheduled payments of $33,000 on our mortgage, $51,500 on our equipment loan, and $7,014 on various auto loans. During 2003 we also received a payment of $798 from a board member that represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Exchange Act of 1934.

     During 2002 we issued preferred and common stock which generated net proceeds of $2,800,257. We also refinanced the mortgage on our building and our equipment loan, generating $22,000 after the repayment of the existing loans, and borrowed $500,000 on our line of credit. Offsetting these sources of cash were scheduled payments of $147,000 on our long-term debt and $219,067 on the Marino Sellers note. During 2002 we also received $1,300 from one of our 10% stockholders, which represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Exchange Act of 1934.

     Our working capital line of credit with American Chartered Bank expired on September 30, 2003. We entered into new a financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) as of September 11, 2003, providing for a $1,000,000 term loan (the “Term Loan”) and a revolving credit facility of up to $2,000,000. The Term Loan has a term of two years and accrues interest at the greater of prime (currently 4.00%) plus 1.75%, or 6%. Interest on the Term Loan is due monthly in arrears and the loan will amortize at the rate of $50,000 per month beginning February 1, 2004. We have the option of paying scheduled interest and principal or prepaying all or a portion of the Term Loan with shares of our common stock at the fixed conversion price of $2.12 per share (which was equal to 103% of the recent market price of our common stock at that time), provided that the closing price of the common stock is greater than $2.43 per share for the 11 trading days immediately preceding the payment date and that the shares are registered with Securities and Exchange Commission. We completed the registration of these shares in November 2003. Laurus also has the option to convert all or a portion of the Term Loan into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The Term Loan is secured by a blanket lien on all our assets, except for our real estate. In conjunction with the Term Loan, Laurus was paid a fee of $50,000 and received a five year warrant to purchase up to 140,000 shares of our common stock at prices ranging from $2.44 per share to $3.07 per share. The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of our eligible accounts receivable. We have not borrowed under the facility, thus it remains fully available to the extent we have eligible receivables to support borrowings. The revolving credit facility also has a term of two years and accrues interest at the rate of prime (currently 4.00%) plus 1.75%. We have the option of paying interest and principal, or prepaying all or a portion of the advances under each Secured Convertible Revolving Note with shares of our common stock at the fixed conversion price of $2.12 per share, provided that the closing price of our common stock is greater than $2.43 per share for the 11 trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission. In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is also secured by a blanket lien on all of our assets, except for our real estate. In conjunction with the revolving credit facility, Laurus was paid a fee of $100,000 and received a five year warrant to purchase up to 280,000 shares of our common stock at prices ranging from $2.54 per share to $3.18 per share. On November 26, 2003, Laurus converted $52,346 of principal and $664 of accrued interest into 25,000 shares of our common stock. The conversion was offset against the scheduled principal payments for February and March of 2004. During January 2004, Laurus converted $270,864 of principal and $4,736 of accrued interest into 130,000 shares of our common stock. The January conversions were offset against principal payments scheduled for March through August 2004.

     In March 2004, we closed on a series of transactions in which we issued 5 million shares of our Common Stock and warrants to purchase an additional 1,750,000 shares of Common Stock at $2.42 per share to four affiliated investors in exchange for $11 million in gross proceeds. We used $7 million of the proceeds from the transaction to facilitate a redemption and exchange offering for our outstanding preferred stock, in order to eliminate the requirement that we begin paying dividends in cash at the end of 2004, and to reduce the dividend rate on the remaining preferred. Under the redemption and exchange offering we redeemed 538,462 shares of our outstanding convertible preferred stock which was convertible into 5,384,620 shares of Common Stock and exchanged the remaining 2,104,509 shares of convertible preferred stock into 210,451 shares of a new Series E Convertible Preferred Stock (the “Series E Preferred”). (In February and March 2004, a total of 145,000 shares of Series A Preferred were converted to 1,450,000 shares of common stock, thus were not included in the redemption and exchange.) The Series E Preferred is convertible into Common Stock at any time at the rate of 100 shares of Common Stock for each share of Series E Preferred stock. The Series E Preferred Stock carries a dividend rate of 6%, which is payable at our election in cash or additional shares of Series E Preferred stock. We retained approximately $3.3 million of the proceeds from the Common Stock sale after the redemption and all offering costs. These funds will be used for general corporate purposes. All shares of Series A, Series C and Series D Preferred stock have been cancelled.

     Our ability to continue the development, manufacturing and expansion of sales of our products, including the EnergySaver and the GlobalCommander, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins on our products.

     During the last four fiscal years we have raised net proceeds of $25.2 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either used to fund our losses or working capital requirements. As of December 31, 2003 our cash balance was $2,467,023. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2004:

•	Successfully execute on the ComEd contract. We believe that this is important from several different perspectives. First we anticipate that it will have an immediate positive impact on our cash flow. Secondly, we believe it will establish Electric City as the leader in negative power development, thereby supporting VNPP opportunities with other utilities. And finally we believe it will lead to increased commercial sales of the EnergySaver as customers who participate in the ComEd VNPP with operations outside the ComEd territory gain exposure to the technology. This project is under contract, therefore we are focusing a great deal of our resources on this project and will be hiring additional personnel in an attempt to keep this project on schedule.

•	Increase the profitability of EnergySaver sales. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins over the past two years, but believe that the product has the potential for significantly higher margins. We believe that increased volumes that will result from the ComEd program will lead to higher margins as a result of increased capacity utilization. In addition, a price increase that we implemented effective January 1, 2004 should also lead to improved profitability of the EnergySaver.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has recently been awarded new business and is currently working on existing projects that we believe will result in this segment turning profitable during 2004. This segment must execute effectively in order to realize the profitability potential of these projects.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last two years, we must continue to effectively manage all of our costs so that they do not negate the anticipated improvement in profitability in our Energy Technology and Building Automation and Control segments.

•	Be prepared to raise additional capital in limited amounts if necessary to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.

     Our projections indicate that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. These projections contain certain key assumptions, which may or may not occur. If, for one reason or another certain key assumptions contained in our projections are proven to be wrong, we may begin to experience a liquidity shortage sometime next year which could force us to scale back our growth plans, or in the worst case cease operations.

     If we determine we need to raise additional capital in the future (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS

150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

     On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

Item 7. Financial Statements

Index to Financial Statements

F-1	Report of Independent Certified Public Accountants

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

F-4	Consolidated Statements of Operations for the years ended December 31, 2003 and December 31, 2002

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2003 and December 31, 2002

F-6-F-8	Statements of Consolidated Cash Flows for the years ended December 31, 2003 and December 31, 2002

F-9 - F-36	Notes to Consolidated Financial Statements

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A. Controls and Procedures

(a)	Explanation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. During the fourth quarter of 2003 there were no significant changes in the Company’s internal controls or in other factors which materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant

     The table below shows certain information about our directors, executive officers and significant employees:

Name	Age	Principal Positions
Directors and Executive Officers
John P. Mitola	39	Chief Executive Officer and Director
Jeffrey R. Mistarz	45	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Denis Enberg	55	Senior Vice President, Engineering
David Asplund	45	Director
Frederic F. Brace	46	Director (3)
John C. Bukovski	61	Director (1)
Felicia Ferguson	44	Director (3)
Robert J. Manning	61	Director (2)
Gerald A. Pientka	48	Director (1)(2)
Michael S. Stelter	47	Director
Robert D. Wagner, Jr	62	Director (1)(2)(3)

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Messrs. Brace, and Wagner and Ms. Ferguson were appointed by the holders of our Convertible Preferred Stock.

     Our Board of Directors is currently authorized for a membership of twelve directors. As of February 29, 2004, our Board of Directors had three vacancies, of which one is to be appointed by the holders of our Series A Convertible Preferred Stock.

     John P. Mitola has been one of our directors since November 1999 and has been our chief executive officer since January 2000. From August 1993 until joining us, Mr. Mitola was with Unicom Thermal Technologies (now Exelon Thermal Technologies), Unicom (now Exelon) Corporation’s largest (at that time) unregulated subsidiary, serving most recently as vice president and general manager. Mr. Mitola led the growth of Unicom Thermal through the development of Unicom Thermal’s Northwind™ ice technology and through thermal energy joint ventures between Unicom Thermal and several leading electric utility companies across North America. Prior to his appointment at Unicom Thermal, Mr. Mitola was director of business development for Commonwealth Edison Company, the local electric utility serving Chicago, Illinois and the northern Illinois region. Since April 2003, Mr. Mitola has also served as the chairman of the Illinois State Toll Highway Authority, appointed by the Governor of Illinois.

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

     Denis Enberg has been our Senior Vice President of Engineering since Electric City acquired his company, Great Lakes Controlled Energy, in June 2001. Mr. Enberg co-founded Great Lakes Controlled Energy Corp in 1985. From 1975 to 1985 he was president of C.E. Electric Incorporated, a Chicago licensed commercial and industrial electrical contracting firm that also specialized in industrial automation and controls. Mr. Enberg is a charter life member of the Association of Energy Engineers and holds certifications as “Certified Energy Manager”, “Certified Lighting Efficiency Professional” and “Certified Demand-Side Management” professional and is considered one of the early pioneers in the building automation industry.

     David R. Asplund was nominated to our board of directors during June 2002. Mr. Asplund is, and has been, the founder and President of Delano Group Securities, LLC since October 1999. From March 1995 through October 1999, Mr. Asplund was employed by Bear, Stearns and Company, Inc., serving as a Senior Managing Director from July 1997 until October 1999.

     John C. Bukovski has been one of our directors since January 2004. From January 1992 until his retirement in January 2002, Mr. Bukovski was the Senior Vice President and Chief Financial Officer of Commonwealth Edison Company, the largest subsidiary of Unicom Corporation (now Exelon). During his thirty-seven year career with Commonwealth Edison Mr. Bukovski held a variety of management positions within the company. During the 1990’s Mr. Bukovski served on the Board of Directors of Northwestern Memorial Hospital in Chicago Illinois.

     Frederic F. Brace has been one of our directors since October 2001 and is an appointee of the holders of our Series A Convertible Preferred Stock. Mr. Brace is, and has been, the Executive Vice President and Chief Financial Officer of UAL Corporation, the parent of United Airlines since August 2002. From September 2001 through July 2002, Mr. Brace was Senior Vice President and Chief Financial Officer of UAL Corporation. From July 1999 through September 2001, Mr. Brace was Senior Vice President and Treasurer of United Airlines and its Vice President of Finance from October 1996 through July 1999.

     Felicia A. Ferguson has been one of our directors since February 2004 and is an appointee of the holders of our Series A Convertible Preferred Stock. Ms. Ferguson is the Managing Director of Cinergy Ventures, LLC, the private equity investment unit of Cinergy Corp. Prior to becoming the Managing Director, Ms. Ferguson was Vice President and Chief Financial Officer of Cinergy’s Power Technology and Infrastructure Services business unit, which was responsible for investments in non-regulated domestic energy infrastructure services businesses. Ms. Ferguson has also held management positions in finance, accounting, information technology, and investor relations at Cinergy Corp. Besides Electric City, Ms. Ferguson is the Chairman of the Board of Reliant Services, Inc.

     Robert J. Manning has been one of our directors since May 2000 and Chairman of our Board of Directors since January 2001. Mr. Manning is a co-founder and a member of Groupe Manning LLC. From April 1997 until his retirement in January 2000, Mr. Manning served as executive vice president of Unicom Corporation and its largest subsidiary, Commonwealth Edison Company, where his responsibilities included managing the sale of Commonwealth Edison’s fossil generating fleet. During his thirty-five year career at Unicom, Mr. Manning was involved in all aspects of electric generation, consumer service and transmission and distribution operations.

     Gerald A. Pientka has been one of our directors since May 2000. Mr. Pientka is currently, and has been since September 2003, a Principal of Verus Partners, a real estate development company located in Chicago, Illinois. Prior to this, from May 1999 through March 2003, Mr. Pientka was President of Higgins Development Partners, LLC (the successor to Walsh, Higgins & Company), a national real estate development company controlled by the Pritzker family interest. From May 1992 until May 1999, Mr. Pientka served as President of Walsh, Higgins & Company. Mr. Pientka is also a member of Leaf Mountain Company, LLC, who is an investor in our Series A Convertible Preferred Stock.

     Michael S. Stelter is one of our co-founders and has been one of our directors since our incorporation in June 1998. Currently, Mr. Stelter is employed by and a part owner of Switchboard Apparatus, Inc., which was divested by Electric City effective May 31, 2003. Since our organization as a limited liability company in December 1997, through May 2003, Mr. Stelter served as our Vice President of Switchgear Sales. Mr. Stelter was our Corporate Secretary from June 1998 until October 2000. From 1986 until May 1999, Mr. Stelter served as Vice President of Marino Electric.

     Robert D. Wagner, Jr. has been one of our directors since October 2001 and is an appointee of the holders of our Series A Convertible Preferred Stock. Mr. Wagner is currently a principal of Rivington Capital Advisors, LLC, which provides advisory services and private equity and debt placements for independent oil and gas producers. Mr. Wagner served as Managing Director of the corporate finance group of Arthur Andersen LLP from May 1999 until his retirement in April 2001. From June 1998 through May 1999, Mr. Wagner served as Managing Director of M2 Capital. From April 1989 through June 1998, Mr. Wagner served as Managing Director for Bankers Trust/BT Alex Brown.

Board Committees

     Our board of directors currently has the following committees:

•	The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports any substantive issues found during the audit to the Board. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of our independent auditors. In addition, the committee also reviews and approves all transactions with affiliated parties and performs such other duties as are specified in the Audit Committee Charter, as amended from time to time. The members of the audit committee are Messrs. Bukovski, Pientka, and Wagner, each of whom is “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Our Board of

Directors has determined that Mr. Bukovski qualify as an “audit committee financial expert” as defined in Item 410(e) of SEC Regulation S-B.

•	Compensation Committee. The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company’s executive and senior management, subject to approval of the Board as a whole. The members of the compensation committee are Messrs. Manning, Pientka, and Wagner.

Code of Ethics

     The Company has adopted a Code of Ethics for its Chief Executive Officer and its Chief Financial Officer. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities Exchange Commission and the American Stock Exchange reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely upon a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during 2003 the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that: Mr. Marino was late in reporting three transactions; Mr. Kiphart was late in reporting one transaction; Mr. Stelter was late in reporting six transactions.

Item 10. Executive Compensation

Summary Compensation Table

     The following table summarizes the total compensation paid or awarded to each of our executive officers and to other officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2003.

						Long Term
		Annual Compensation				Compensation
						Securities
	Year			Other Annual		Underlying
Name and Principal Position	Ended	Salary ($)	Bonus ($)	Compensation ($)		Options (#)
John P. Mitola (1)	12/31/03	$233,844	—	$10,152	(5)	750,000
our chief executive officer	12/31/02	$345,900	—	$5,325	(5)	—
	12/31/01	$350,000	—	$14,370	(5)	—
Jeffrey R. Mistarz (2)	12/31/03	$159,070	—	$8,312	(6)	400,000
our chief financial	12/31/02	$172,308	—	$7,945	(6)	—
officer and treasurer	12/31/01	$175,000	—	$7,657	(6)	—
William A. Karambelas (3)	12/31/03	$176,394	—	$1,616	(7)	—
our senior vice president	12/31/02	$202,789	—	$1,575	(7)	—
of sales	12/31/01	$167,197	—	$110	(7)	150,000
Denis Enberg (4)	12/31/03	$160,417	—	$759	(8)	—
our senior vice president	12/31/02	$175,000	—	$948	(8)	—
of engineering	12/31/01	$119,283	—	$79	(8)	200,000

(1)	Mr. Mitola entered into an employment agreement with us on November 18, 1999 for a term of three years, which became effective on January 3, 2000 and ended on December 31, 2002. Effective as of January 1, 2000, options with an exercise price of $7.00 per share that vested over the term of the agreement were granted to Mr. Mitola pursuant to his employment agreement.

Effective January 1, 2003, we entered into a new employment agreement with Mr. Mitola for a three-year period ending on December 31, 2005. Under the new employment agreement, we granted to Mr. Mitola an option to purchase 750,000 shares of our common stock with an exercise price of $0.845 per share, which vest 250,000 shares each on December 31, 2003, 2004 and 2005. Mr. Mitola and other management employees of the Company voluntarily reduced their salaries during all of 2003.

(2)	Mr. Mistarz entered into an employment agreement with us effective January 14, 2000 for a term of three years beginning on January 1, 2000 and ending on December 31, 2002. As part of the employment agreement, Mr. Mistarz was granted options with an exercise price of $7.00 per share that vested over the term of the agreement.

Effective January 1, 2003, we entered into a new employment agreement with Mr. Mistarz for a three-year period ending on December 31, 2005. The new agreement provides Mr. Mistarz with options to purchase 400,000 shares of our common stock with an exercise price of $1.00 per share, which vest 133,334 shares on December 31, 2003 and 133,333 shares each on December 31, 2004 and 2005. Mr. Mistarz and other management employees of the Company voluntarily reduced their salaries during all of 2003.

(3)	Mr. Karambelas’ employment with the Company became effective on April 1, 2001. Mr. Karambelas is not an executive officer of the Company but is included for purposes of compensation disclosure. As part of Mr. Karambelas’ offer of employment, he was granted options with an exercise price of $7.00 per share that vest over a four-year period. Mr. Karambelas was notified in December of 2003 that his employment with the Company would be restructured early in 2004 as a result of the elimination of his position.

(4)	Mr. Enberg’s employment with the Company became effective upon the acquisition of Great Lakes Controlled Energy on June 1, 2001. Mr. Enberg is not an executive officer of the Company but is included for compensation disclosure. As part of Mr. Enberg’s offer of employment he was granted options with an exercise price of $7.00 that vest over a six year period. Mr. Enberg and other management employees of the Company voluntarily reduced their salaries during all of 2003.

(5)	This represents a monthly auto allowance of $550 and the cost of life insurance and long-term disability insurance for Mr. Mitola.

(6)	This represents the cost of life insurance and long-term disability insurance for Mr. Mistarz.

(7)	This represents the cost of long-term disability insurance for Mr. Karambelas.

(8)	This represents the cost of long-term disability insurance for Mr. Enberg.

Employment Agreements

     Effective January 3, 2000, we entered into an employment agreement with John Mitola, our chief executive officer, for a three-year period ending on December 31, 2002. The agreement provided for a base salary of $350,000 per year and a discretionary bonus of up to forty percent (40%) of his annual salary payable if we met or exceeded the terms of our annual business plan. The agreement also provided for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Mitola’s business-related cellular phone calls.

     Under the employment agreement, we granted to Mr. Mitola an option to purchase 1,000,000 shares of our common stock at $7.00 per share, which vested and became exercisable with respect to 333,334 shares on December 31, 2000, 333,333 shares on December 31, 2001 and 333,333 shares on December 31, 2002. Mr. Mitola has piggyback registration rights with respect to all shares of our stock obtained through the exercise of these options but has waived such rights with respect to registrations undertaken on behalf of the holders of our Preferred Stock.

     Effective January 1, 2003, we entered into a new employment agreement with John Mitola for a three-year period ending on December 31, 2005. The new agreement, which is structured to place more emphasis on achieving important corporate milestones, reduced Mr. Mitola’s base salary to $250,000 per year, but provides for a discretionary bonus of up to one hundred percent of his annual salary payable if he meets or exceeds certain annual goals as established by the Board of Directors, and a guaranteed bonus of $250,000 upon the achievement of two consecutive calendar quarters of positive net income by the Company (such net income to be that as reflected in the Company’s quarterly reports filed with the Securities and Exchange Commission). The agreement also provides for a monthly automobile allowance of $550.00 and the reimbursement of Mr. Mitola’s business-related expenses.

     Under the new employment agreement, we granted to Mr. Mitola an option to purchase 750,000 shares of our common stock at a price per share of $0.845, which is equal to the average closing price of the Company’s common stock as measured over the thirty (30) trading day period prior to the effective date of the contract. The option granted vests in amounts of 250,000 shares on each December 31st of 2003, 2004 and 2005.

     The employment agreement imposes on Mr. Mitola non-competition, non-solicitation and confidentiality obligations.

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

     Effective January 1, 2003, we entered into a new employment agreement with Mr. Mistarz for a three-year period ending on December 31, 2005. The new agreement provides for an annual base salary of $175,000 through December 31, 2003, increasing to $210,000 effective January 1, 2004 through December 31, 2005. In addition, Mr. Mistarz is eligible to participate in an annual bonus plan with certain other management employees. The new agreement provides Mr. Mistarz with options to purchase 400,000 shares of our common stock at a price of $1.00 per share, which options vest 133,334 shares on December 31, 2003 and 133,333 shares each on December 31, 2004 and 2005.

     The employment agreement imposes on Mr. Mistarz non-competition, non-solicitation and confidentiality obligations.

2003 Option Grants

     The following table sets forth information regarding stock option grants made to each of the above named executive and principal officers during the fiscal year ended December 31, 2003.

		Percent of
	Number of	Total
	Shares	Options
	Underlying	Granted to	Exercise
	Options	Employees in	Price	Expiration
Name	Granted (#)	Period	($/Share)	Date
John P. Mitola	750,000	64.1%	$0.845	12/31/2012
Jeffrey R. Mistarz	400,000	34.2%	$1.00	12/31/2012
William A. Karambelas	0	—	—	—
Denis Enberg	0	—	—	—

Option Values

     The following table sets forth information regarding the number and value of unexercised options held by each of the above named executive and principal officers as of December 31,

2003. None of our named executive or principal officers hold any stock appreciation rights and none of them exercised any options during the fiscal year ended December 31, 2003.

	Number of Shares		Value of Unexercised In-the-
	Underlying Unexercised Options at		Money Options at
	December 31, 2003 (#)		December 31, 2003 ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Mitola	1,250,000	500,000	$378,750	$757,500
Jeffrey R. Mistarz	311,112	288,888	$181,334	$362,666
William A. Karambelas	75,000	75,000	$0	$0
Denis Enberg	66,668	133,332	$0	$0

Stock Options and Incentive Compensation

     During the Company’s annual meeting of shareholders held on August 30, 2001, our shareholders approved the adoption of the 2001 Stock Incentive Plan (the “Plan”), which provides that up to 800,000 shares of the Company’s common stock, par value $0.0001 (“Common Stock”) may be issued under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees. In addition, the Plan provides for an additional number of shares of Common Stock to be reserved for issuance under the Plan on January 1 of each succeeding year, beginning January 1, 2002, in an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 500,000 shares. The awards to be granted under the Plan may be incentive stock options eligible for favored treatment under Section 422 of the Internal Revenue code of 1986, as amended from time to time, or non-qualified options that are not eligible for such treatment or stock of the Company, which may be subject to contingencies or restrictions, as well as grants of stock appreciation rights or grants of shares of Common Stock. Approximately 27 employees, officers and directors of the Company are currently eligible to participate in the Plan.

     The exercise price for any incentive stock option (“ISO”) may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the Common Stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Committee or Board. The aggregate fair market value of the shares that may be subject to any ISO granted to any participant may not exceed $100,000 on the date of grant. There is no comparable limitation with respect to non-qualified stock options.

     The term of all options granted under the Plan shall be determined by the Committee or Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof and, further provided, that if, at the time an ISO is granted, the optionee owns (or is deemed to own under Section 424(d) of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, of any of its Subsidiaries or of a Parent, the term of the ISO shall not exceed five years from the date of grant. The right of exercise will be cumulative, so that shares that are not purchased in one year may be purchased in a subsequent year. The options may not be assigned. Upon exercise of any option, in whole or in part, payment in full is required (unless the applicable award contract permits installment payments or cashless exercise) for the number of shares purchased. Payment may be made in cash, by delivery of shares of the Common Stock of equivalent fair market value or by any other form of legal consideration that is acceptable to the Board.

     In addition to the ISOs and non-qualified options, the Plan permits the Committee, consistent with the purposes of the Plan, to grant shares of Common Stock and/or stock appreciation rights to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion. The grant may require the holder to pay such price per share therefore, if any, as the Committee may determine. Such shares may be subject to such contingencies and restrictions as the Committee may determine.

     If an employee’s employment is terminated by reason of death, disability or retirement, either the employee or his or her beneficiary will have the right for eighteen months to exercise the option to the extent the option was exercisable on the date of death or disability, but in no event after the date the award would otherwise have expired. If a Plan participant’s relationship with the Company is terminated for any reason other than death, disability or retirement and other than for cause or without the Company’s consent (in which case the option shall terminate immediately), he or she may, for a period of one year, exercise the option to the extent that it was exercisable on the date of termination, but in no event after the date the award would otherwise have expired.

     The Plan is administered by the Board, which is authorized to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to determine the employees to whom, and the time, terms and conditions under which, options are to be granted. The Board is also authorized to adjust the number of shares available under the Plan, the number of shares subject to outstanding options and the option prices to take into account the Company’s capitalization by reason of a stock dividend, recapitalization, merger, consolidation, stock split, combination or exchange of shares or other similar event.

     The Board may amend, suspend or terminate the Plan in any respect at any time. However, no amendment may (i) adversely affect the rights of a participant under an award theretofore granted without the consent of such participant, (ii) increase the number of shares reserved for option under the Plan, (iii) modify the requirements for participation in the Plan, or (iv) modify the Plan in any way that would require stockholder approval under the rules and regulations under the Exchange Act or the rules of any stock exchange or market on which the Common Stock is listed.

     Under current Federal law, no taxable income will be recognized by the recipient of an incentive stock option within the meaning of Section 422 of the Code upon either the grant or exercise of the incentive stock option (provided the exercise occurs while the participant is an employee of the Company or within three months after termination of employment), nor will a deduction be allowed the Company by reason of the grant or exercise, provided the employee does not dispose of the shares issued upon exercise within two years from the date the option was granted and within one year from the date the shares were issued. If the recipient fails to satisfy these holding period requirements, the difference between the amounts realized upon disposition of the shares and the adjusted basis of the shares is includible as compensation in the recipient’s gross income and the Company will be entitled to a deduction in that amount.

     Under current law, the holder of a non-qualified stock option is taxed at the time of exercise on the difference between the exercise price and the fair market value of the shares on the date of exercise. Upon disposition of the stock, the stockholder is taxed upon the difference between the basis of the stock (which is equal to the fair market value at the time the option was exercised) and the amount realized upon the disposition.

     A grant of shares of Common Stock that is subject to no vesting restrictions will result in taxable income for federal income tax purposes to the recipient at the time of grant in an amount equal to the fair market value of the shares awarded. The Company would be entitled to a corresponding deduction at that time for the amount included in the recipient’s income.

     Generally, a grant of shares of Common Stock under the Plan subject to vesting and transfer restrictions will not result in taxable income to the recipient for federal income tax purposes or a tax deduction to the Company in the year of the grant. The value of the shares will generally be taxable to the recipient as compensation income in the years in which the restriction on the shares lapse. Such value will be the fair market value of the shares on the dates the restrictions terminate. Any recipient, however, may elect pursuant to Section 83(b) of the Code to treat the fair market value of the shares on the date of such grant as compensation income in the year of the grant of restricted shares, provided the recipient makes the election within 30 days after the date of the grant. In any case, the Company will receive a deduction for federal income tax purposes corresponding in amount to the amount of compensation included in the recipient’s income in the year in which that amount is so included.

     As of December 31, 2003, there were 1,800,000 shares of Common Stock reserved under the Plan. The Company granted options to purchase 1,150,000 under the plan during 2003, and options to purchase 1,150,000 shares were outstanding under the Plan as of December 31, 2003. Only the directors’ options described below were granted outside of the plan during 2002 or 2003. No grants of shares or stock appreciation rights have been made under the Plan.

Director Compensation

     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2001 Stock Incentive Plan described above. The director’s stock option plan provides that eligible directors receive an initial option grant upon being appointed to our Board of Directors to purchase 75,000 shares of our common stock at a price equal to the greater of the closing price of our common stock on the grant date, or $1.00. These options have a term of ten years and vest in three equal amounts, beginning on the grant date and at the beginning of each of the next two calendar years following the grant, assuming the individual is still a member of the Board of Directors on such anniversary date. Mr. Kushman received options pursuant to this provision of our directors’ option plan, which he assigned to Cinergy Ventures II, LLC.

     Eligible directors are also granted additional options to purchase 25,000 shares of our common stock on the anniversary of their appointment to the Board if they are still a member of the Board of Directors on such anniversary date. These options have an exercise price equal to the greater of the closing price of our common stock on the grant date, or $1.00. These options also have a term of ten years and vest in three equal amounts, beginning on the grant date and at the beginning of each of the next two calendar years following the grant, assuming the individual is still a member of the Board of Directors on such anniversary date. Messrs. Asplund, Brace, Manning, Pientka and Wagner received options pursuant to this provision of our directors’ option plan.

     The Company granted options to purchase 200,000 shares under the director’s stock option plan during 2003, and options to purchase 983,335 shares were outstanding under this plan as of December 31, 2003.

     Directors who are also employees of the Company receive no additional compensation for their services as directors. Directors who are not employees of the Company (excluding founder-directors), in addition to stock options, are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at such meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following tables list certain information, as of March 26, 2004, regarding the beneficial ownership of our outstanding common stock by (1) each of our directors and named executive officers, the persons known to us to beneficially own greater than 5% of each class of our voting securities and our directors and executive officers, as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted, (1) the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them and (2) the address of each person listed in the following table (unless otherwise noted) is c/o Electric City Corp., 1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410.

Common Stock:

			Common Shares
			Issuable Upon	Common Shares		Common Shares
			Conversion of	Issuable Upon		Issuable Upon
	Common Shares		Preferred	Exercise of		Exercise of
Name	Directly Held		Stock (1)	Warrants		Options (2)		Total	%
Directors, Executive Officers and 5% Holders
David Asplund	4,574		293,440	152,143	(3)	91,667		541,824	1.307%
Frederic F. Brace	—		—	—		116,667		116,667	*
John Bukovski	—		—	—		25,000		25,000	*
Cinergy Ventures II (4)	73,199		3,008,500	834,375	(5)	50,000	(6)	3,966,074	8.850%
DYDX Consulting LLC (7)	2,491,954	(8)	—	—		947,546	(9)	3,439,500	8.215%
Felicia Ferguson	—		—	—		—		—	*
Richard P. Kiphart (10)	563,594		7,094,380	1,259,178	(11)	—		8,917,152	18.097%
Nikolas Konstant	2,491,954	(8)	—	—		947,546	(9)	3,439,500	8.215%
Kevin Kushman (22)	—		—	—		—	(6)	—	*
Leaf Mountain Company, LLC (12)	495,122		2,076,400	421,875		—		2,993,397	6.894%
Robert J. Manning	2,000		—	—		141,667		143,667	*
Joseph C. Marino	6,615,016	(13)	—	—		2,150,000	(14)	8,765,016	20.350%
Jeffrey R. Mistarz	9,200		—	—		311,112		142,533	*
John P. Mitola	9,750	(25)	—	—		1,250,000		1,259,750	2.987%

		Common Shares
		Issuable Upon	Common Shares		Common Shares
		Conversion of	Issuable Upon		Issuable Upon
	Common Shares	Preferred	Exercise of		Exercise of
Name	Directly Held	Stock (1)	Warrants		Options (2)	Total	%
CIT Capital Securities, Inc. (16)	80,217	3,228,200	4,064,830		—	7,373,247	15,292%
Newcourt Capital USA, Inc. (16)	80,217	3,228,200	4,064,830	(17)	—	7,373,247	15,292%
Gerald A. Pientka (18)	22,000	—	—		133,333	155,333	*
Pino Manufacturing, LLC (13)	6,224,352	—	—		1,700,000	7,924,352	18.592%
Security Benefit Group	6,000,000	—	1,750,000		—	7,750,000	18.162%
SF Capital Partners Ltd. (19)	528,556	2,347,580	—	(20)	—	2,876,136	6.647%
Michael S. Stelter	1,044,252	—	—		—	1,044,252	2.552%
Robert D. Wagner, Jr.	—	—	—		116,667	116,667	*
All directors and executive officers as a group (10 persons)**	1,091,776	293,440	152,143		2,186,113	3,723,472	8.549%

*	Denotes beneficial ownership of less than 1%.

**	Eliminates duplication

Series E Convertible Preferred Stock (21):

		Series A Shares
		Issuable Upon
	Series E Shares	Exercise of
Name	Directly Held	Warrants	Total	% of Class
Directors, Executive Officers and 5% Holders
David Asplund	2,934	—	2,934	1.394%
Augustine Fund, L.P.	14,540	—	14,540	6.909%
Frederic F. Brace	—	—	—	—
John Bukovski	—	—	—	—
Cinergy Ventures II (4)	30,085	—	30,085	14,295%
Felicia Ferguson	—	—	—	—
Richard P. Kiphart (10)	70,944	—	70,944	33.710%
Kevin Kushman	—	—	—	—
Leaf Mountain Company, LLC (12)	20,746	—	20,746	9.858%
Robert J. Manning	—	—	—	—
Jeffrey R. Mistarz	—	—	—	—
John P. Mitola	—	—	—	—
CIT Capital Securities, Inc. (17)	32,282	—	32,282	15.339%
Newcourt Capital USA, Inc. (17)	32,282	—	32,282	15.339%
Gerald A. Pientka (19)	—	—	—	—
SF Capital Partners Ltd. (20)	23,476	—	23,476	11.155%
Michael S. Stelter	—	—	—	—
Robert D. Wagner, Jr.	—	—	—	—
All directors and executive officers as a group (10 persons)**	2,934	—	2,934	1.394%

*	Denotes beneficial ownership of less than 1%.

**	Eliminates duplication

(1)	Represents shares of common stock issuable upon conversion of the Series E Convertible Preferred Stock.

(2)	Represents options to purchase common stock exercisable within 60 days.

(3)	Includes common shares issuable upon exercise of a warrant to purchase 94 shares of Series E Convertible Preferred Stock, which would be convertible into 9,400 shares of common stock.

(4)	Cinergy Technologies, Inc. is a wholly-owned subsidiary of Cinergy Corp. and is also the sole member of Cinergy Ventures II, LLC. The business address of Cinergy Ventures II, LLC is 139 East Fourth Street, Cincinnati, Ohio 45202.

(5)	Includes common shares issuable upon exercise of a warrant to purchase 1,500 shares of Series E Convertible Preferred Stock, would be convertible into 150,000 shares of common stock.

(6)	Reflects stock options awarded to Kevin Kushman, a director of the Company, pursuant to the Directors Stock Option Program. The policies of Cinergy Ventures II, who is Mr. Kushman’s employer, provide that director compensation be paid to the company rather than to the individual.

(7)	The business address of DYDX Consulting, LLC (“DYDX”) is 221 N. LaSalle Street, Suite 3900, Chicago, Illinois 60601.

(8)	Includes 2,491,954 shares held of record by DYDX. Mr. Konstant holds a 100% membership interest in DYDX and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by DYDX and, therefore, is deemed to be the beneficial owner of these shares.

(9)	Includes options to acquire 947,546 shares of common stock at $1.10 per share held by DYDX.

(10)	The business address of Mr. Kiphart is c/o William Blair & Company, LLC, 222 W. Adams Street, Chicago, Illinois 60606.

(11)	Includes common shares issuable upon exercise of a warrant to purchase 1,312 shares of Series E Convertible Preferred Stock, which would be convertible into 131,200 shares of common stock.

(12)	The business address of Leaf Mountain Company, LLC is 190 South LaSalle Street, Suite 1700, Chicago, IL 60603.

(13)	Includes 6,224,352 shares held of record by Pino Manufacturing, LLC (“Pino”). Mr. Marino holds a 100% membership interest in Pino and, in such capacity, has sole voting and investment power with respect to the shares of common stock held by Pino and, therefore, is deemed to be the beneficial owner of these shares.

(14)	Includes options to acquire 1,700,000 shares of common stock at $1.10 per share held by Pino. In addition, Mr. Marino holds options to acquire 450,000 shares of common stock at $3.50 per share, which he received as our Chairman prior to his resignation in December 2000.

(15)	In December 2002, Mr. Mitola gifted approximately 40,000 shares of Electric City Common Stock to his wife and children now held in accounts in which Mr. Mitola does not own or control.

(16)	CIT Capital Securities, Inc. (formerly named Newcourt Capital Securities, Inc.) is a wholly owned subsidiary of Newcourt Capital USA, Inc. Accordingly, Newcourt Capital USA is deemed to be the beneficial owner of shares held by CIT Capital Securities. The business address of Newcourt Capital USA, Inc. is 1211 Avenue of the Americas, 22nd Floor, New York, New York 10036.

(17)	Includes warrants to acquire 3,314,830 shares of common stock at an initial exercise price of $1.00 per share held by CIT Capital Securities, Inc.

(18)	Mr. Gerald Pientka, who is one of our directors, is also a member of Leaf Mountain Company, LLC.

(19)	SF Capital Partners, Ltd. is a British Virgin Island company. Staro Asset Management, L.L.C., a Wisconsin limited liability company, acts as investment manager and has sole power to direct the management of SF Capital Partners. Through Staro Asset Management, Mr. Michael A. Roth and Brian J. Stark possess sole voting and dispositive power over all shares owned by SF Capital Partners. The business address for Staro Asset Management, LLC is 3600 South Lake Drive, St. Francis, WI 53235.

(20)	SF Capital owns warrants to purchase 624,188 shares of common stock and a warrant to purchase 750 shares of Series E Convertible Preferred Stock, which would be convertible into 75,000 shares of common stock. These warrants contain provisions known as “exercise caps” which prohibit the holder of the warrants (and its affiliates) from exercising such warrants to the extent that giving effect to such exercise, such holder would beneficially own in excess of 4.999% and 9.999% of the Company’s outstanding common stock, as the case may be. The holder can waive the 4.999% limit, but such waiver will not become effective until the 61st day after such notice is delivered to the Company, and these limits will not restrict the number of shares of Common Stock which a holder may receive or beneficially own in order to determine the amount of securities or other consideration that such holder may receive in the event of a merger or other business combination or reclassification involving the Company. The table set forth above reflects the operation of such exercise caps in that we have not included 717,188 shares of common stock issuable pursuant to such warrants as SF Capital has advised us that it does not beneficially own such shares due to the fact that it cannot exercise its right to purchase these shares at this time. In the absence of such caps, SF Capital would be able to purchase all the shares issuable upon exercise of these warrants and would have a beneficial ownership percentage of 8.169%.

(21)	The Series E Convertible Preferred Stock has the right to elect up to four directors depending on the number of shares of Series E Convertible Preferred Stock outstanding at any time (as adjusted for stock splits, stock combinations and the like) as follows:

•	for so long as at least 90,000 shares of Series E Convertible Preferred Stock remain issued and outstanding, holders of Series E Convertible Preferred Stock, voting as a single class, will be entitled to elect four directors;

•	for so long as at least 65,000 but less than 90,000 shares of Series E Convertible Preferred Stock remain issued and outstanding, holders of Series E Convertible Preferred Stock, voting as a single class, will be entitled to elect three directors;

•	for so long as at least 45,000 but less than 65,000 shares of Series E Convertible Preferred Stock remain issued and outstanding, the holders of Series E Convertible Preferred Stock, voting as a single class, will be entitled to elect two directors; and

•	for so long as at least 20,000 but less than 45,000 shares of Series E Convertible Preferred Stock remain issued and outstanding, the holders of Series E Convertible Preferred Stock, voting as a single class, shall be entitled to elect one director.

Except for the election of directors or as otherwise provided by law, the Series E Convertible Preferred Stock is entitled to vote with the holders of our Common Stock on an as-converted basis on all matters on which our holders of Common Stock are entitled to vote. However, if less than 20,000 shares of Series E Convertible Preferred Stock remain issued and outstanding, unless otherwise provided by law, each holder of record of Series E Convertible Preferred Stock has the right to vote on an as-converted basis together with the holders of Common Stock on all matters on which holders of Common Stock are entitled to vote, including the election of directors.

Our board of directors has fixed by resolution the number of directors at 12. As of February 29, 2004, the holders of our Series E Convertible Preferred Stock had appointed three of the four directors they are entitled to appoint. At our Annual Meeting of Stockholders held on September 24, 2003, our six director nominees were elected by a majority of the votes cast. There are currently three vacancies on our board of directors, of which one is reserved for appointment by the holders of our Series E Convertible Preferred Stock.

Holders of Series E Convertible Preferred Stock also have the following approval rights with respect to certain actions of the Company:

•	For so long as any shares of Series E Convertible Preferred Stock remain issued and outstanding we cannot, without approval of at least 75% of the shares of Series E Convertible Preferred Stock then outstanding:

-	enter into any agreement that would restrict our ability to perform under the Series E Securities Purchase Agreement;

-	amend our Certificate of Incorporation or bylaws in any way that could adversely affect, alter or change the rights, powers or preferences of the Series E Convertible Preferred Stock;

-	engage in any transaction that would impair or reduce the rights, powers or preferences of the Series E Convertible Preferred Stock as a class;

-	sell control of the Company or sell all or substantially all of the assets of the Company or merge with or into another company, or liquidate the Company (provided that if less than 45,000 shares of the Series E Convertible Preferred Stock are then outstanding and the then holders of Series E Convertible Preferred Stock refused to consent to such a transaction, we may at our option, in connection with consummating such transactions, redeem all, but not less than all, of such Series E Convertible

Preferred Stock at a redemption price per share equal to the amount the Series E Convertible Preferred Stock would receive upon a liquidation); or

-	change the authorized number of directors of our Board of Directors.

•	For so long as at least 90,000 shares of Series E Convertible Preferred Stock remain issued and outstanding we cannot, without the approval of at least 66-2/3% of the shares of Series E Convertible Preferred Stock then outstanding:

-	authorize or issue any capital stock with rights senior to or equal to the Series E Convertible Preferred Stock or securities convertible or exchangeable into such capital stock;

-	- amend or alter any outstanding options, rights or warrants in a manner that reduces or that has the effect of reducing the per share exercise price for any outstanding options, rights or warrants;

-	authorize or issue any debt securities of the Company or any of its subsidiaries, other than debt under the existing revolving lines of credit as of March 12, 2004 or the replacement thereof on substantially similar terms, except that we may issue additional debt up to $1,000,000 in the aggregate in the ordinary course of business and may incur trade payables in the ordinary course of business;

-	purchase, redeem, or otherwise acquire any of the Company’s capital stock, other than the redemption of the Series E Convertible Preferred Stock;

-	enter into an acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

-	sell or lease assets of the Company or any of its subsidiaries, except in the ordinary course of business;

-	declare or pay any cash dividends or make any distributions on any of our capital stock, other than on the Series E Convertible Preferred Stock;

-	authorize the payment of, or pay to any individual employee of the Company, cash compensation in excess of $500,000 per annum; or

-	enter into any transaction (or series of transactions), including loans, with any employee, officer or director of the Company or to or with his, her or its affiliates or family members (other than with respect to payment of compensation to actual full-time employees in the ordinary course of business) involving $50,000 or more per year individually or $250,000 or more per year in the aggregate.

•	For so long as at least 130,000 shares of Series E Convertible Preferred Stock remain issued and outstanding we cannot, without the approval of the holders representing 66-2/3% of the shares of Series E Convertible Preferred Stock then outstanding:

-	terminate or newly appoint the chief executive officer or president of the Company;

-	approve any annual capital expense budget if such budget provides for annual capital expenditures by the Company and its subsidiaries in excess of $1,000,000 in the aggregate in any year; or

-	approve the incurrence of any single capital expenditure (or series of related capital expenditures) in excess of $500,000.

(22)	Effective March 1, 2004, Mr. Kushman took a new position at Cinergy and resigned from our Board of Directors. He was replaced by Ms. Felicia Ferguson.

Securities Under Equity Compensation Plans

     The following information reflects certain information about our equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
for future issuance
	Number of		under equity
	securities to be		compensation plans
	issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
Equity compensation plans approved by security holders	1,766,667	$1.07	33,333
Equity compensation plans not approved by security holders	8,455,514	$3.95	—
Total	10,222,181	$3.45	33,333

Item 12. Certain Relationships And Related Transactions

     Our wholly-owned subsidiary, Great Lakes Controlled Energy Corporation (“Great Lakes”), leases its office and warehouse facility in Elk Grove Village, Illinois from Eugene Borucki and Denis Enberg, the former owners of Great Lakes who are currently officers of our Company. We paid $120,000 and $70,000 during 2002 and 2001, respectively, in lease payments. The lease commenced with the purchase of Great Lakes in June 2001 and expires in June 2004.

     On June 3, 2003, the Company entered into an asset purchase agreement with Hoppensteadt Acquisition Corp., whereby Hoppensteadt acquired all of the assets, except for certain receivables and cash, and assumed all of the liabilities, except for bank debt, of the Company’ Power Management segment as of May 31, 2003, in exchange for $929,032 in cash. Hoppensteadt Acquisition Corp. is owned by a group of investors that includes Michael Stelter, one of our directors. Mr. Stelter holds a minority position in Hoppensteadt Acquisition Corp.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

EXHIBITS

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated June 5, 1998, by and between Electric City Corp. and Pice Products Corporation

2.2(2)	Agreement and Plan of Merger, dated August 31, 2000, by and among Electric City Corp., Electric City Acquisition, a wholly owned subsidiary of the Company, Switchboard Apparatus, Inc., Dale Hoppensteadt, George Miller and Helmut Hoppe.

2.5(5)	Agreement and Plan of Merger, dated June 7, 2001, by and among Electric City Corp., Electric City Great Lakes Acquisition Corporation, a wholly owned subsidiary of the Company, Great Lakes Controlled Energy Corporation, Eugene Borucki and Denis Enberg.

3.1(1)	Certificate of Incorporation

3.2(1)	By-laws

3.3(9)	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.

3.4(9)	Bylaws, as amended

3.5(12)	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2002.

3.6(12)	Charter of Audit Committee, as restated.

4.3(3)	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Electric City Corp.

4.6(4)	Specimen Stock Certificate

4.7(5)	Registration Rights Agreement dated April 18, 2001 by and between Electric City Corp. and Newcourt Securities, Inc.

4.8(5)	Securities Purchase Agreement dated July 31, 2001 between Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

4.9(5)	Investor Rights Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

4.10(5)	Stockholders Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

4.11(5)	Stock Trading Agreement, dated as of July 31, 2001 made by and among Electric City Corp. and Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P. and EP Power Finance, L.L.C.

Exhibit
Number	Description of Exhibit
4.12(7)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of Electric City Corp. dated August 30, 2001.

4.13(8)	Securities Purchase Agreement dated November 29, 2001 between Electric City Corp. and Leaf Mountain Company, LLC.

4.14(8)	Consent and Amendment of Securities Purchase Agreement, Stock Trading Agreement, Stockholders Agreement and Investor Rights Agreement dated November 29, 2001 between Newcourt Capital Securities, Inc., Newcourt Capital USA, Inc., Duke Capital Partners, LLC, Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., EP Power Finance, L.L.C., Electric City Corp. and Leaf Mountain Company, LLC.

4.15(8)	Joinder to Investor Rights Agreement, Stockholders Agreement and Stock Trading Agreement dated November 29, 2001 between Electric City Corp. and Leaf Mountain Company, LLC.

4.16(10)	Securities Purchase Agreement dated as of May 31, 2002 between Electric City Corp. and Richard Kiphart.

4.17(10)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 3, 2002.

4.18(10)	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 11, 2002

4.19(10)	Consent and Amendment, dated as of June 4, 2002, By and Among Electric City Corp., Newcourt Capital USA, Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, Newcourt Capital Securities, Inc., and Richard P. Kiphart.

4.20(10)	Joinder and First Amendment to Stockholders Agreement, dated as of June 4, 2002, By and Among Electric City Corp., Newcourt Capital USA, Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, and Richard P. Kiphart.

4.21(10)	Joinder and First Amendment to Investors Rights Agreement, dated as of June 4, 2002, By and Among Electric City Corp., Newcourt Capital USA, Inc., Newcourt Capital Securities, Inc., EP Power Finance, L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, and Richard P. Kiphart.

4.22(10)	Stock Trading Agreement, dated as of June 4, 2002, between Electric City Corp. and Richard P. Kiphart.

4.23(6)	2001 Stock Incentive Plan

Exhibit
Number	Description of Exhibit
4.24(12)	Securities Purchase Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.25(12)	Stock Trading Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.26(12)	Securities Purchase Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

4.27(12)	Stock Trading Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

4.28(13)	Securities Purchase Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.29(13)	Acknowledgment and Amendment to Stock Trading Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.30(13)	Securities Purchase Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.31(13)	Stock Trading Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.32(14)	Stock Trading Agreement dated May 31, 2003 between Dale Hoppensteadt and Electric City Corp.

4.33(14)	Securities Purchase Agreement dated June 27, 2003, between Electric City Corp. and Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

4.34(15)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series D Convertible Preferred Stock Of Electric City Corp.

4.35(15)	Stock Trading Agreement dated June 27, 2003, between Electric City Corp. and Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

4.36(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.37(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.38(15)	Joinder and Second Amendment To Investor Rights Agreement by and among Electric City Corp., Newcourt Capital USA Inc., Newcourt Capital Securities, Inc., EP Power Finance L.L.C., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Duke Capital Partners, LLC, Leaf Mountain Company, LLC, Richard P. Kiphart, Cinergy Ventures II, LLC, SF Capital Partners, John Thomas Hurvis Revocable Trust and David R. Asplund.

Exhibit
Number	Description of Exhibit
4.39(20)	Joinder to Stockholders Agreement dated as of December 19, 2003 by and among Electric City Corp., Augustine Fund LP, Technology Transformation Venture Fund, LP and John Donohue.

4.40(20)	Joinder to Investor Rights Agreement dated as of December 19, 2003 by and among Electric City Corp., Augustine Fund LP, Technology Transformation Venture Fund, LP and John Donohue.

4.41(20)	Joinder to Stock Trading Agreement dated as of December 19, 2003 by and among Electric City Corp., Augustine Fund LP, Technology Transformation Venture Fund, LP and John Donohue.

4.42(20)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Jason Diamond.

4.43(20)	Warrant Certificate to Purchase 27,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to William Ritger

4.44(20)	Warrant Certificate to Purchase 15,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Stockbroker.com

4.45(20)	Warrant Certificate to Purchase 5,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Engle Group

4.46(20)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to R&R Investments

4.47(20)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Barretto Pacific Corporation

4.48(20)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

4.49(20)	Warrant Certificate to Purchase 20,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Gregory Hawkins

4.50(20)	Warrant Certificate to Purchase 160,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to TheStockPage.com

4.51(20)	Warrant Certificate to Purchase 40,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Henning Capital Ltd.

4.52(20)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

4.53(20)	Warrant Certificate to Purchase 10,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Catalina Capital Management

4.54(20)	Warrant Certificate to Purchase 100,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Utica Properties

4.55(21)	Warrant Certificate to Purchase 442,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Equity Fund, Mid Cap Value Series

Exhibit
Number	Description of Exhibit
4.56(21)	Warrant Certificate to Purchase 350,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series V

4.57(21)	Warrant Certificate to Purchase 311,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Mid Cap Growth Fund

4.58(21)	Warrant Certificate to Purchase 645,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series J

4.59(21)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series E Convertible Preferred Stock Of Electric City Corp.

4.60(21)	Amended and Restated Investor Rights Agreement, dated as of March 19, 2004 made by and among Electric City Corp. and Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.61(21)	Amended And Restated Stockholders Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.62(21)	Amended And Restated Stock Trading Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

10.1(1)	Sales, Distribution and Patent License Agreement, dated January 1, 1998, by and between Giorgio Reverberi and Joseph C. Marino

10.2(1)	Sublicense Agreement, dated June 24, 1998, by and between the Electric City Corp. and Joseph C. Marino

10.21(3)	Warrant to Purchase Shares of Common Stock issued by Electric City Corp. in favor of Augustine Fund, L.P.

10.35(5)	Warrant Certificate to Purchase 3,314,830 Shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Securities, Inc.

10.36(5)	Commercial Building Lease Dated June 7, 2001, by and between Electric City Corp. and Eugene Borucki and Denis Enberg.

Exhibit
Number	Description of Exhibit
10.37(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc.

10.38(7)	Warrant Certificate to Purchase 712,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Morgan Stanley Dean Witter Equity Funding, Inc.

10.39(7)	Warrant Certificate to Purchase 37,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Originators Investment Plan, L.P.

10.40(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Duke Capital Partners, LLC.

10.41(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to EP Power Finance, L.L.C.

10.47(8)	Warrant Certificate to Purchase 421,876 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Leaf Mountain Company, LLC.

10.52(10)	Warrant Certificate to Purchase 281,250 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard Kiphart.

10.53(10)	Warrant Certificates to Purchase 25,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to each of Thomas Duszynski, Brian Porter, John Porter and David R. Asplund, replacing a Warrant Certificate to Purchase 100,000 shares of Common tock Par Value $0.0001 Per Share, of Electric City Corp. previously issued to Delano Group Securities.

10.63(11)	Amendment of contract between Electric City Corp. and the Stockpage, dated June 18, 2002.

10.64(11)	Fourth Amendment To The Warrant To Purchase Common Stock Of Electric City Corp. dated June 18, 2002 by and between Electric City Corp. and the Stockpage.

10.65(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.66(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.67(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to SF Capital Partners.

10.68(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.69(12)	Employment Agreement, dated as of January 13, 2003, between the Company and John Mitola

10.70(13)	Warrant Certificate to Purchase 75,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.71(13)	Warrant Certificate to Purchase 125,974 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard P. Kiphart

Exhibit
Number	Description of Exhibit
10.72(13)	Employment Agreement, effective January 1, 2003, between the Company and Jeffrey Mistarz

10.73(14)	Asset Purchase Agreement dated June 3, 2003, by and among Electric City Corp., Switchboard Apparatus, Inc., and Hoppensteadt Acquisition Corp.

10.74(14)	Strategic Alliance, Co-Marketing and Licensing Agreement dated May 31, 2003 by and between Hoppensteadt Acquisition Corp. and Electric City Corp.

10.75(15)	Form of Series D Convertible Preferred Stock Warrant issued by Electric City in favor of Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

10.76(15)	Form of Common Stock Warrant issued by Electric City in favor of Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

10.77(16)	Securities Purchase Agreement dated September 11, 2003 between Electric City Corp. and Laurus Master Fund, Ltd.

10.78(16)	Convertible Term Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.79(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.80(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.81(16)	Form of Secured Convertible Revolving Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.82(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.83(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.84(18)	Amended And Restated Mortgage, Assignment Of Leases and Rents, And Security Agreement dated September 30, 2003 by Electric City Corp. and American Chartered Bank.

10.85(18)	Mortgage Note made and entered into on the 30th day of September 2003, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.86(18)	Assignment of Leases and Rents by Electric City Corp. in favor of American Chartered Bank, dated September 30, 2003.

10.87(21)	Securities Purchase Agreement dated March 19, 2004, between Electric City Corp. and Security Equity Fund, Mid Cap Value Series, SBL Fund, Series V, Security Mid Cap Growth And SBL Fund, Series J

10.88(21)	Redemption and Exchange Agreement dated March 19, 2004, by and among Electric City Corp. and Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P.

Exhibit
Number	Description of Exhibit
Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP
14*	Code Of Ethics For Chief Executive Officer And Chief Financial Officer Of Electric City Corp.

21(17)	List of subsidiaries

24	Power of Attorney (included on signature page hereto)

31.1*	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2*	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.1*	Electric City Corp. Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities

* Filed herewith

(1)	Incorporated herein by reference to Electric City Corp.’s registration statement on Form 10SB filed on September 9, 1999 (No. 000-2791).

(2)	Incorporated herein by reference to Electric City Corp.’s Current Report on Form 8K dated August 31, 2000 and filed with the SEC on September 14, 2000 (No. 0-2791).

(3)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated October 17, 2000 filed with the SEC on November 30, 2000 (No. 0-2791).

(4)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-A filed with the SEC on December 8, 2000 (No. 0-2791).

(5)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed with the SEC on August 13, 2001 (No. 0-2791).

(6)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 0-2791)

(7)	Incorporated herein by reference to Electric City Corp’s Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642).

(8)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642).

(9)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2001, filed April 15, 2002 (No. 0-2791).

(10)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 2 to Registration Statement on Form SB-2 filed on April 24, 2002 (No. 333-67642).

(11)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642).

(12)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002, filed with the SEC on August 14, 2002 (No. 0-2791).

(13)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2002, filed March 31, 2003 (No. 0-2791).

(14)	Incorporated herein by reference to Electric City Corp’s registration statement on Form S-3 filed May 8, 2003 (No. 333-105084).

(15)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 3, 2003 filed with the SEC on June 5, 2003 (No. 0-2791).

(16)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 27, 2003 filed with the SEC on July 2, 2003 (No. 0-2791).

(17)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated September 11, 2003 filed with the SEC on September 16, 2003 (No. 0-2791).

(18)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed October 20, 2003 (No. 333-109835).

(19)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003, filed with the SEC on November 11, 2003 (No. 0-2791).

(20)	Incorporated herein by reference to Electric City Corp’s post-effective amendment to its registration statement on Form S-3/A filed February 19, 2004 (No. 333-105084).

(21)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated March 19, 2004 filed with the SEC on March 23, 2004 (No. 0-2791).

(b)	We filed the following report on Form 8-K during the last quarter of the period covered by this report.

•	We filed a Current Report on Form 8-K on November 13, 2003, pursuant to Items 9 and 12, in which we incorporated a press release that we filed on November 13, 2003, announcing our results for the three-month and nine-month periods ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

     The following table summarizes the total fees paid to our principal accounting firm, BDO Seidman, LLP for professional services provided during the twelve-month periods ended December 31, 2003 and December 31, 2002:

Twelve months ended December 31,	2003	2002
Audit fees (1)	$80,638	$92,705
Audit-related fees (2)	20,000	12,560
Tax fees (3)	5,800	5,650
All other fees (4)	—	—

Total	$106,438	$110,915

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of financial statements included in our quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, but not included in item 1 above. These services included the review of various registration statements filed during 2003 and 2002 and filings related to the sale of our Power Management business.

(3)	Tax services fees consist of professional fees billed for products and services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees billed by BDO Seidman, LLP for services other than those listed in categories 1 thru 4 above.

     All of the fees listed above were approved by our audit committee prior to their performance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.

By:	/s/ John P. Mitola

John P. Mitola Chief Executive Officer

March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date
/s/ John P. Mitola John P. Mitola Chief Executive Officer & Director (principal executive officer)	March 29, 2004

/s/ Jeffrey R. Mistarz Jeffrey R. Mistarz Chief Financial Officer (principal financial and accounting officer)	March 29, 2004

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

Signature	Title	Date
/s/ John Mitola John Mitola	Chief Executive Officer	January 28, 2004
/s/ Jeffrey Mistarz Jeffrey Mistarz	Chief Financial Officer & Treasurer	January 28, 2004
/s/ Robert Manning Robert Manning	Chairman of the Board	January 28, 2004
/s/ David Asplund David Asplund	Director	January 28, 2004
/s/ Frederic Brace Frederic Brace	Director	January 28, 2004
/s/ John Bukovski John Bukovski	Director	February 8, 2004
/s/ Gerald Pientka Gerald Pientka	Director	January 28, 2004
/s/ Michael Stelter Michael Stelter	Director	January 28, 2004
/s/ Robert Wagner, Jr. Robert Wagner, Jr.	Director	January 28, 2004

Report of Independent Certified Public Accountants

Electric City Corp.
Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Electric City Corp. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric City Corp. at December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP
February 9, 2004 except Note 19, which is as of March 19, 2004

Electric City Corp.

Consolidated Balance Sheets

December 31,	2003	2002

Assets
Current Assets
Cash and cash equivalents	$2,467,023	$1,555,904
Accounts receivable, less allowance for doubtful accounts of $326,000 and $410,000 at December 31, 2003 and 2002, respectively (Note 17)	1,450,811	2,681,772
Inventories (Note 4)	1,200,146	2,596,218
Prepaid expenses and other	203,870	116,210

Total Current Assets	5,321,850	6,950,104
Net Property and Equipment (Note 5)	1,132,592	1,539,919
Deferred Financing Costs, net of amortization of $203,616 (Note 9)	482,612	—
Cost in Excess of Assets Acquired	416,573	416,573
Other Assets	—	1,955

	$7,353,627	$8,908,551

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Balance Sheets

December 31,	2003	2002

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit (Note 8)	$—	$500,000
Current maturities of long-term debt (Notes 9 and 10)	536,809	148,531
Accounts payable	1,298,821	1,732,719
Accrued expenses (Note 6)	541,588	972,584
Deferred revenue	383,308	50,000
Customer deposits	511,167	—

Total Current Liabilities	3,271,693	3,403,834

Deferred Revenue	229,166	279,166
Long-Term Debt, less current maturities net of unamortized discount of $241,775 as of December 31, 2003 (Notes 9 and 10)	811,836	941,260

Commitments (Note 13)
Stockholders’ Equity (Notes 14, 15 and 16)
Preferred stock, $.01 par value; 5,000,000 shares authorized,
Series A –2,396,590 and 2,171,192 issued and outstanding as of December 31, 2003 and December 31, 2002, respectively (liquidation value of $47,932,000 and $43,424,000 at December 31, 2003 and December 31, 2002, respectively)	23,966	21,712
Series C – 233,614 and 211,643 issued and outstanding as of December 31, 2003 and December 31, 2002, respectively (liquidation value of $4,672,000 and $4,233,000 at December 31, 2003 and December 31, 2002, respectively)	2,336	2,116
Series D – 157,769 and 0 issued and outstanding as of December 31, 2003 and December 31, 2002, respectively (liquidation value of $3,155,000 and $0 at December 31, 2003 and December 31, 2002, respectively)	1,578	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 34,342,022 issued as of December 31, 2003 and 32,283,335 issued as of December 31, 2002	3,436	3,229
Additional paid-in capital	51,376,137	47,150,313
Accumulated deficit	(48,366,521)	(42,884,579)

	3,040,932	4,292,791
Less treasury stock, at cost, 0 and 1,000 shares as of December 31, 2003 and December 31, 2002, respectively	—	(8,500)

Total Stockholders’ Equity	3,040,932	4,284,291

	$7,353,627	$8,908,551

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2003	2002

Revenue	$4,631,833	$5,534,522

Expenses
Cost of sales	4,441,687	5,339,352
Selling, general and administrative	4,290,078	6,043,585
Impairment loss	—	108,000

	8,731,765	11,490,937

Operating loss	(4,099,932)	(5,956,415)

Other Income (Expense)
Interest income	10,329	23,275
Interest expense	(365,688)	(56,890)

Total other income (expense)	(355,359)	(33,615)

Loss from continuing operations before discontinued operations and cumulative effect of accounting change	(4,455,291)	(5,990,030)
Discontinued Operations:
Loss from operation of discontinued business	(262,503)	(1,017,897)
Loss on disposal of switchgear business	(764,148)	—

Loss from discontinued operations	(1,026,651)	(1,017,897)
Net loss before cumulative effect of accounting change	(5,481,942)	(7,007,927)
Cumulative effect of accounting change	—	(4,103,872)

Net Loss after cumulative effect of accounting change	(5,481,942)	(11,111,799)

Preferred Stock Dividends	(4,817,917)	(4,111,107)

Net Loss Available to Common Shareholders	$(10,299,859)	$(15,222,906)

Basic and diluted loss per common share from continuing operations	$(0.27)	$(0.33)
Discontinued operations	(0.03)	(0.03)
Cumulative effect of accounting change	—	(0.13)
Basic and Diluted Loss Per Common Share	$(0.30)	$(0.49)

Weighted Average Common Shares Outstanding	33,761,489	31,213,165

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Stockholder’s Equity

	Common	Common	Preferred	Preferred
	Shares	Stock	Shares	Stock

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670
Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	—	—	—	—
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	30,082	3	—	—
Issuance of common stock (net of offering costs of $80,000)	1,086,957	109	—	—
Cumulative dividends on Preferred Stock	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	204,199	2,042
Short-swing profit contribution	—	—	—	—
Warrants issued in exchange for services received	—	—	—	—
Exercise of warrant in exchange for services received	52,454	5	—	—
Net loss for the year ended December 31, 2002	—	—	—	—
Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712

Issuance of common stock (net of offering costs of $154,790)	1,815,125	182	—	—
Issuance of Series D Convertible Preferred Stock for cash (net of offering costs of $142,672)	—	—	—	—
Issuance of common stock to purchasers of Series D Convertible Preferred Stock	22,562	2	—	—
Cumulative dividends on Preferred Stock	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	225,398	2,254
Warrants issued in connection with convertible debt issuance and line of credit	—	—	—	—
Value of beneficial conversion feature on convertible debt	—	—	—	—
Conversion of term note	25,000	3	—	—
Exercise of warrants	197,000	20	—	—
Warrants issued in exchange for services received	—	—	—	—
Short-swing profit contribution	—	—	—	—
Retirement of shares held in treasury	(1,000)	—	—	—
Net loss for the year ended December 31, 2003	—	—	—	—

Balance, December 31, 2003	34,342,022	$3,436	2,396,590	$23,966

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Series C	Series C	Series D	Series D
	Preferred	Preferred	Preferred	Preferred
	Shares	Stock	Shares	Stock

Balance, December 31, 2001	—	$—	—	$—
Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	200,000	2,000	—	—
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	—	—	—	—
Issuance of common stock (net of offering costs of $80,000)	—	—	—	—
Cumulative dividends on Preferred Stock	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	11,643	116	—	—
Short-swing profit contribution	—	—	—	—
Warrants issued in exchange for services received	—	—	—	—
Exercise of warrant in exchange for services received	—	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—
Balance, December 31, 2002	211,643	$2,116	—	$—

Issuance of common stock (net of offering costs of $154,790)	—	—	—	—
Issuance of Series D Convertible Preferred Stock for cash (net of offering costs of $142,672)	—	—	150,000	1,500
Issuance of common stock to purchasers of Series D Convertible Preferred Stock	—	—	—	—
Cumulative dividends on Preferred Stock	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	21,971	220	7,769	78
Warrants issued in connection with convertible debt issuance and line of credit	—	—	—	—
Value of beneficial conversion feature on convertible debt	—	—	—	—
Conversion of term note	—	—	—	—
Exercise of warrants	—	—	—	—
Warrants issued in exchange for services received	—	—	—	—
Short-swing profit contribution	—	—	—	—
Retirement of shares held in treasury	—	—	—	—
Net loss for the year ended December 31, 2003	—	—	—	—

Balance, December 31, 2003	233,614	$2,336	157,769	$1,578

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional			Total
	Paid-in	Accumulated	Treasury	Stockholders’
	Capital	Deficit	Stock	Equity

Balance, December 31, 2001	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833
Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	1,878,257	—	—	1,880,257
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	(3)	—	—	—
Issuance of common stock (net of offering costs of $80,000)	919,891	—	—	920,000
Cumulative dividends on Preferred Stock	(2,158,418)	—	—	(2,158,418)
Satisfaction of accrued dividends through the issuance of preferred stock	2,156,260	—	—	2,158,418
Short-swing profit contribution	1,300	—	—	1,300
Warrants issued in exchange for services received	80,000	—	—	80,000
Exercise of warrant in exchange for services received	57,695	—	—	57,700
Net loss for the year ended December 31, 2002	—	(11,111,799)	—	(11,111,799)
Balance, December 31, 2002	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291

Issuance of common stock (net of offering costs of $154,790)	1,514,944	—	—	1,515,126
Issuance of Series D Convertible Preferred Stock for cash (net of offering costs of $142,672)	1,355,828	—	—	1,357,328
Issuance of common stock to purchasers of Series D Convertible Preferred Stock	(2)	—	—	—
Cumulative dividends on Preferred Stock	(2,551,379)	—	—	(2,551,379)
Satisfaction of accrued dividends through the issuance of preferred stock	2,548,827	—	—	2,551,379
Warrants issued in connection with convertible debt issuance and line of credit	541,400	—	—	541,400
Value of beneficial conversion feature on convertible debt	180,381	—	—	180,381
Conversion of term note	52,997	—	—	53,000
Exercise of warrants	196,980	—	—	197,000
Warrants issued in exchange for services received	393,550	—	—	393,550
Short-swing profit contribution	798	—	—	798
Retirement of shares held in treasury	(8,500)	—	8,500	—
Net loss for the year ended December 31, 2003	—	(5,481,942)	—	(5,481,942)

Balance, December 31, 2003	$51,376,137	$(48,366,521)	$—	$3,040,932

See accompanying notes to consolidated financial statements.

Electric City Corp.

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2003	2002

Cash Flows From Operating Activities
Net loss	$(5,481,942)	$(11,111,799)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets disposed of:
Cumulative effect of accounting change	—	4,103,872
Provision for (recovery on) bad debts	(66,632)	343,160
Depreciation and amortization	110,632	232,051
Amortization of deferred financing costs	203,616	—
Amortization of original issue discount	102,006	—
Issuance of shares and warrants in exchange for services received	393,550	137,700
Accrued interest converted to common stock	654	—
Impairment of goodwill	—	108,000
Loss on disposal of discontinued operations	764,148	—
Loss on disposal of fixed assets	—	3,151
Changes in assets and liabilities, net of dispositions
Accounts receivable	(22,101)	(252,138)
Inventories	713,689	(941,584)
Other current assets	(87,660)	12,639
Accounts payable	74,346	416,867
Accrued liabilities	(328,898)	555,167
Deferred revenue	283,308	(487,597)
Customer deposits	511,167	—

Net cash used in operating activities	(2,830,117)	(6,880,511)

Cash Flows From Investing Activities
Sale of discontinued operations	929,032	—
Proceeds from sale of fixed assets	—	10,500
Purchase of property and equipment	(32,304)	(17,487)

Net cash provided by (used in) investing activities	896,728	(6,987)

Cash Flows From Financing Activities
Payment of amounts due sellers	—	(219,067)
Borrowings (payments) on line of credit	(500,000)	500,000
Proceeds from long-term debt	1,010,000	1,135,000
Payments on long-term debt	(427,514)	(1,260,161)

See accompanying notes to consolidated financial statements.

Electric City Corp.

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2003	2002

Proceeds from issuance of preferred stock	$1,500,000	$2,000,000
Proceeds from issuance of common stock	1,669,914	1,000,000
Issuance costs related to stock issuances	(297,462)	(199,743)
Cash paid for deferred financing costs	(308,228)	—
Proceeds from exercise of warrants	197,000	—
Short-swing profit contribution	798	1,300

Net cash provided by financing activities	2,844,508	2,957,329

Net Increase (Decrease) in Cash and Cash Equivalents	911,119	(3,930,169)
Cash and Cash Equivalents, at beginning of period	1,555,904	5,486,073

Cash and Cash Equivalents, at end of period	$2,467,023	$1,555,904

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest – continuing operations	$44,000	$52,000
Cash paid during the period for interest – discontinued operations	9,000	22,000

See accompanying notes to consolidated financial statements.

Electric City Corp.

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2003	2002

Supplemental Disclosures of Noncash Investing and Financing Activities
Stock, warrants and options issued in exchange for services received	$393,550	$137,700
Accrual satisfied through the issuance of common stock	654	—
Satisfaction of accrued dividends on Series A Preferred Stock through the issuance of 225,398 and 204,199 shares of Series A Preferred stock during the years ended December 31, 2003 and 2002 respectively	2,253,978	2,041,992
Satisfaction of accrued dividends on Series C Preferred Stock through the issuance of 21,971 and 11,643 shares of Series C Preferred stock during the years ended December 31, 2003 and 2002 respectively	219,712	116,426
Satisfaction of accrued dividends on Series D Preferred Stock through the issuance of 7,769 shares of Series D Preferred stock during the year ended December 31, 2003	77,689	—
Conversion of convertible debt to common stock	52,346	—

See accompanying notes to consolidated financial statements.

Electric City Corp.
Notes to Consolidated Financial Statements

Note 1 – Description of Business

     Electric City Corp. (the “Company”), a Delaware corporation, is a developer, manufacturer and integrator of energy savings technologies and building automation systems as well as an independent developer of scalable, negative power systems. The Company is made up of two separate companies, each comprising a distinct business segment: Electric City Corp. comprises the energy technology segment and Great Lakes Controlled Energy Corporation comprises the control and automation segment. The two companies operate out of separate facilities, both located in Elk Grove Village, Illinois, a suburb of Chicago. Negative power system development is considered part of the energy technology segment.

Note 2 - Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Electric City Corp. and its wholly owned subsidiary, Great Lakes Controlled Energy Corporation. All significant intercompany balances and transactions have been eliminated.

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

     Concentration of Risk

     The Company’s customers are primarily distributors of its EnergySaver product line, building owners, general contractors and electrical contractors. During the year ended December 31, 2003 four customers accounted for 26%, 15%, 12% and 10% of the Company’s consolidated revenue, respectively. Four customers accounted for 22%, 16%, 11% and 10% of the Company’s consolidated revenue, respectively, during the year ended December 31, 2002. Of the four customers accounting for more than 10% of the Company’s consolidated sales in 2002, only one also accounted for more than 10% of consolidated sales in 2003.

     The Company purchases its raw materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its manufacturing processes will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2003, one supplier accounted for 44% of the Company’s total material purchases. This supplier is a significant supplier to both Electric City and Great Lakes Controlled Energy. During the year ended December 31, 2002, two suppliers accounted for approximately 17% and 14% of the Company’s total material purchases, respectively.

     The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial

Electric City Corp.
Notes to Consolidated Financial Statements

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

     Cost in Excess of Assets Acquired

     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. If it is determined that the fair values are less than the carrying amount of goodwill recorded on its Consolidated Balance Sheet, the Company must recognize an impairment in its financial statements. With the adoption of SFAS 142, goodwill is no longer amortized. The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on undiscounted cash flows. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different but still reasonable assumptions could produce a significantly different result.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of

Electric City Corp.
Notes to Consolidated Financial Statements

intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic, assumptions to model its power management business and building control and automation business, it determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. The testing resulted in a write-down of recorded goodwill in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of the 2002 year-end assessment of the fair value of its goodwill the Company determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002. As part of its 2003 year-end assessment, the Company updated its long-term projections for the building automation and controls business and estimated the fair value based on the discounted current value of the expected future cash flows. The Company then compared the implied fair value of the goodwill to its carrying value and determined that the value of the goodwill was not impaired. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, the Company may have to take additional charges to recognize a further write-down of the value of our acquisitions to their estimated fair values.

Electric City Corp.
Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill during 2003 by reportable segment are summarized as follows:

		Building
	Energy	Automation
	Technology	Controls (1)	Total

Balance as of December 31, 2001	$—	$519,573	$519,573
Adjustment to initial purchase accounting	—	5,000	5,000
Impairment losses	—	(108,000)	(108,000)

Balance as of December 31, 2002	—	416,573	416,573
Impairment losses	—	—	—

Balance as of December 31, 2003	$—	$416,573	$416,573

(1) Includes goodwill resulting from the acquisition of Great Lakes Controlled Energy.

     Impairment of Long-Lived Assets

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

     Revenue Recognition

     The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet.

     Revenues on long-term contracts are recorded under the percentage of completion, cost-to-cost method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable and all contract related profits are deferred until completion of the contract.

Electric City Corp.
Notes to Consolidated Financial Statements

     Billings in excess of costs on long-term jobs of $96,724 and $81,222 are included in accounts receivable at December 31, 2003 and 2002, respectively. Costs in excess of billings on long-term jobs of $280,140 and $0 are included in deferred revenue at December 31, 2003 and 2002, respectively.

     Under certain long-term contracts, customers typically withhold payment on approximately 10% of billings (“retainage”) until completion of the job. $260,442 and $161,394 of retainage is included in accounts receivable at December 31, 2003 and 2002. $229,812 of the retainage at December 31, 2003 is expected to be collected during to fiscal 2004.

     Shipping and Handling Costs

     The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.

     Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were $70,000 and $65,000 for the periods ended December 31, 2003 and December 31, 2002, respectively.

     Advertising, Marketing and Promotional Costs

     Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $19,000 and $33,000 for the periods ended December 31, 2003, and December 31, 2002, respectively.

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

     Net Loss Per Share

     The Company computes loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, or convertible preferred stock as common stock equivalents because the effect would be antidilutive.

Electric City Corp.
Notes to Consolidated Financial Statements

     The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2003	2002

Weighted average shares issuable upon exercise of outstanding options	10,291,351	9,227,761
Weighted average shares issuable upon exercise of outstanding warrants	9,211,143	11,247,819
Weighted average shares issuable upon conversion of preferred stock	25,532,617	21,464,327
Weighted average shares issuable upon conversion of term loan	142,274	—

Total	45,177,385	41,949,291

     Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s long-term debt approximates fair value based on instruments with similar terms.

     Stock-based Compensation

     At December 31, 2003, the Company has a stock-based compensation plan, which is described in Note 16. The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for such plan. No stock-based compensation expense was reflected in the 2003 or 2002 net loss as all options granted during those years had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

Electric City Corp.
Notes to Consolidated Financial Statements

Year ended December 31,	2003	2002

Net Loss, as reported	$(5,482,000)	$(11,112,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for awards [1]	(889,000)	(1,990,000)

Pro forma net loss	$(6,371,000)	$(13,102,000)
Net loss per share
Basic and diluted – as reported	$(0.31)	$(0.49)
Basic and diluted – pro forma	$(0.33)	$(0.55)

[1] All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

     Warranty Obligations

     The Company warrants to the purchasers of its EnergySaver line of products that the product will be free of defects in material and workmanship for one year from the date of installation. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 7 for additional information about the Company’s warranty liability.

     Deferred Financing Costs

     The costs related to the issuance of the convertible line of credit and the convertible term loan, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, have all been recorded as deferred financing costs and are being amortized over the term of the loan using the effective interest method.

     Recent Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated

Electric City Corp.
Notes to Consolidated Financial Statements

financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and

Electric City Corp.
Notes to Consolidated Financial Statements

measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

     On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

Note 3 – Discontinued Operations

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

Electric City Corp.
Notes to Consolidated Financial Statements

     The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

December 31,	2003	2002

Accounts receivable	$—	$1,303,658
Other current assets	—	787,198

Total current assets	—	2,090,856
Net property plant and equipment	—	382,103
Other assets		1,955

Total assets		2,474,914
Accounts payable	—	992,000
Accrued expense	—	48,875

Total current liabilities	—	1,040,875

Total liabilities	$—	$1,040,875

The revenue and loss related to discontinued operations were as follows:

Year ended December 31	2003	2002

Revenue	$2,484,336	6,231,750
Net Loss	(262,503)	(1,017,897)

Note 4 – Inventories

     Inventories consisted of the following:

December 31,	2003	2002

Raw materials	$496,906	$1,488,886
Work in process	12,817	29,857
Finished goods	690,423	1,077,475

	$1,200,146	$2,596,218

Electric City Corp.
Notes to Consolidated Financial Statements

Note 5 – Property and Equipment

     Property and equipment consist of the following:

December 31,	2003	2002

Land	$205,000	$205,000
Building	984,396	1,048,381
Furniture	60,365	111,030
Manufacturing equipment	34,620	588,607
Office equipment	194,534	191,523
Transportation equipment	37,676	67,260

	1,516,591	2,211,801
Less accumulated depreciation	383,999	671,882

	$1,132,592	$1,539,919

Note 6 – Accrued Expenses

     Accrued expenses are comprised of the following:

December 31,	2003	2002

Compensation	$60,706	$108,342
Contract Labor	108,723	438,698
Interest	19,937	6,252
Insurance	—	11,070
Professional fees	44,963	—
Real estate taxes	74,506	73,726
Commissions	45,743	98,890
Sales tax payable	41,562	59,635
Accrued royalties	6,300	5,400
Warranty reserve	121,702	107,127
Other	17,446	63,444

	$541,588	$972,584

Electric City Corp.
Notes to Consolidated Financial Statements

Note 7 – Warranty Liability

     Changes in the Company’s warranty liability are as follows:

December 31,	2003	2002

Balance, beginning of year	$107,127	$60,394
Warranties issued	55,500	82,000
Settlements	(40,925)	(35,267)

Balance, end of year	$121,702	$107,127

Note 8 – Line of Credit

     On September 11, 2003 the Company closed on a new credit facility with Laurus Master Fund. The new facility included a $1,000,000 convertible term loan and a $2,000,000 convertible revolving line of credit. The credit line replaced an expiring credit line the Company had with American Chartered Bank. The Laurus revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of the Company’s eligible accounts receivable. As of December 31, 2003 eligible receivables would support borrowings of approximately $985,000 under the facility. The Company has not borrowed under the revolving facility. The revolving credit facility has a term of two years and accrues interest on outstanding balances at the rate of prime (4.00% as of December 31, 2003) plus 1.75%. The Company has the option of paying interest and principal, or prepaying all or a portion of the advances under each secured convertible revolving note with shares of its common stock at the fixed conversion price of $2.12 per share, provided that the closing price of its common stock is greater than $2.43 per share for the 11 trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission. As amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. In addition, Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is secured by a blanket lien on all of the Company’s assets, except for its real estate. In conjunction with the revolving credit facility, Laurus was paid a fee of $100,000 and received a five year warrant to purchase up to 280,000 shares of the Company’s common stock at prices ranging from $2.54 per share to $3.18 per share. These warrants were valued at $320,000 using a modified Black-Scholes option pricing model. In addition, the Company issued a one-year warrant to purchase 50,000 shares of common stock to Wall & Broad Equities as part of its commission for this transaction. These warrants were valued at $58,000 using a modified Black-Scholes option pricing model. The value of the warrants have been recorded as capitalized costs of financing and are being amortized using the effective interest method. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

     As of December 31, 2002, the Company had outstanding borrowings of $500,000 on a revolving line of credit from American Chartered Bank. This line of credit provided for borrowings of up to $2,000,000 based on eligible accounts receivable, carried an interest rate of prime plus 1/4% (4.25% as of December 31, 2002) and was secured by our accounts receivable.

Electric City Corp.
Notes to Consolidated Financial Statements

Note 9 – Convertible Term Loan

     On September 11, 2003, the Company entered into a convertible Term Loan with Laurus Master Fund. The Term Loan has a term of two years and accrues interest at the greater of prime (4.00% as of December 31, 2003) plus 1.75%, or 6%. Interest on the Term Loan will be due monthly in arrears and the loan will amortize at the rate of $50,000 per month beginning February 1, 2004, if not offset by the conversion of all or a portion of the loan prior to the due date of the amortization payment. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the Term Loan with shares of its common stock at the fixed conversion price of $2.12 per share (which was equal to 103% of the recent market price of our common stock at the time when the Loan was funded), provided that the closing price of the common stock is greater than $2.43 per share for the 11 trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission. Laurus also has the option to convert all or a portion of the Term Loan into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The Term Loan is secured by a blanket lien on all of the Company’s assets, except for its real estate. In conjunction with the Term Loan, Laurus was paid a fee of $50,000 and received a five year warrant to purchase up to 140,000 shares of the Company’s common stock at prices ranging from $2.44 per share to $3.07 per share. The warrants were valued at $163,400 using a modified Black-Scholes option pricing model. The value of these warrants was recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

     The Term Loan is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Loan exceeded the value allocated to the Term Loan on the date of issuance. On the date of issuance, the Term Loan was convertible into 471,698 shares of common stock, which at the then current market price of $2.05 per share was worth $966,981. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan of $180,381 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

     On November 26, 2003, Laurus converted $52,346 of principal and $654 of accrued interest into 25,000 shares of the Company’s common stock. The conversion was offset against the scheduled principal payments for February and March of 2004. During January 2004, Laurus converted $270,864 of principal and $4,736 of accrued interest into 130,000 of the Company’s common stock. The January conversions were offset against principal payments scheduled for March through August 2004.

Note 10 – Long Term Debt

     The Company’s long term debt consists of the following:

Electric City Corp.
Notes to Consolidated Financial Statements

December 31,	2003	2002

Mortgage note to American Chartered Bank, prime (4.00%) plus ½%, payable in monthly installments of $3,000, plus interest until January 2005. A final payment of $595,000 is due in February 2005. This note is collateralized by the building and land	$634,000	$714,000
Convertible term note to Laurus Master Fund (less debt discount of $241,775), interest rate equal to the greater of the prime rate (4.00%) plus 1.75%, or 6.00%, payable in monthly installments of $50,000 plus interest beginning in February 2004, if not converted to common stock prior to the payment due date. The note is collateralized by a general lien on all of the Company’s assets, other than its real estate. (see Note 9)	705,879	—
Term note to American Chartered Bank, repaid in full during 2003	—	340,500
Various other notes	8,766	35,291

Total long-term debt	1,348,645	1,089,791
Less current portion	536,809	148,531

	$811,836	$941,260

The aggregate amounts of long-term debt maturing in each of the next five years as of December 31, 2003, are as follows:

2004	$536,809
2005	1,051,451
2006	2,160
2007	—
2008	—

$1,590,420

Note 11 – Lease Commitments

     The Company leases a facility in Elk Grove Village, Illinois from the two former owners of Great Lakes Controlled Energy Corporation, both of whom are currently employees of the Company. Total rent expense for this facility amounted to $120,000 for each of the years ended December 31, 2003 and December 31, 2002.

Electric City Corp.
Notes to Consolidated Financial Statements

     Future minimum rentals to be paid by the Company as of December 31, 2003 are as follows:

	Related	Unrelated
Year ending December 31,	Party	Party	Total

2004	$50,000	$—	$50,000
2005	—	—	—
2006	—	—	—
2007	—	—	—

Total	$50,000	$—	$50,000

Note 12– Income Taxes

     The composition of income tax expense (benefit) is as follows:

Year ended December 31	2003	2002

Deferred
Federal	$(1,558,000)	$(3,145,000)
State	(275,000)	(555,000)
Change in valuation allowance	1,833,000	3,700,000

Benefit for income taxes	$—	$—

     Significant components of the Company’s deferred tax asset are as follows:

December 31	2003	2002

Net operating loss	$16,486,000	$13,607,000
Goodwill	—	998,000

Other	147,000	195,000

Less valuation allowance	(16,633,000)	(14,800,000)

Total net deferred tax asset	$—	$—

     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2003, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $42,271,000, which expire in the years 2018 through 2023.

Electric City Corp.
Notes to Consolidated Financial Statements

     The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Year ended December 31,	2003	2002

Income tax (benefit) at federal statutory rate	$(1,864,000)	$(3,778,000)
State taxes (net of federal tax benefit)	(275,000)	(561,000)
Other nondeductible expenses (primarily nondeductible goodwill impairment in 2002 and warrants issued for services in 2003)	144,000	639,000
Other	162,000	—
Increase in valuation allowance	1,833,000	3,700,000

Income tax expense (benefit)	$—	$—

Note 13 - Commitments

a)	Pursuant to the Consolidated Agreement dated January 8, 2001, among the Company Giorgio Reverberi (“Reverberi”), the owner of the patent relating to the EnergySaver, and Joseph Marino, former Chairman and CEO of Electric City (who assigned the rights to the Company), the Company agreed to pay Reverberi a royalty of $200 for each EnergySaver unit made by or for the Company and sold by the Company. Mr. Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the license granted to the Company expires when the last of Reverberi’s patents expires, which the Company expect to be in November, 2017. The license may be terminated by Reverberi if the Company materially breaches its terms and fails to cure the breach within 180 days after Reverberi gives the Company written notice of the breach. Approximately $65,000 and $99,000 of expense was incurred under the agreement for the years ended December 31, 2003 and 2002, respectively. The Company has accrued $6,300 and $5,400 in royalties payable at December 31, 2003 and 2002, respectively.

b)	The Company entered into employment agreements with certain officers and employees expiring in 2003 through 2005. Total future commitments under these agreements are as follows:

Year ending December 31,

2004	$576,667
2005	460,000

Total	$1,036,667

Electric City Corp.
Notes to Consolidated Financial Statements

Note 14 – Equity Transactions

a)	During 2002 the Company extended the life of warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share in exchange for consulting services provided to the Company. As a result, these warrants were revalued, resulting in an additional expense of $80,000 during the year ended December 31, 2002.

b)	On May 7, 2002, the Company issued 52,454 shares of its common stock pursuant to the exercise of stock options with an exercise price of $1.10. The Company received consulting services as consideration for this exercise.

c)	On June 4, 2002, the Company entered into a securities purchase agreement with Richard Kiphart under which the Company received $2,000,000 in gross proceeds for the issuance of a package of securities that included 200,000 shares of Series C Convertible Preferred Stock, 30,082 shares of common stock, warrants to purchase 50,000 shares of the Series C Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 281,250 shares of the Company’s common stock initially exercisable at a price of $1.00 per share.

The Series C Convertible Preferred Stock carries a dividend rate of 10% per year, which is payable during the first three years following issuance at the Company’s option, in cash or additional shares of Series C Convertible Preferred Stock. After three years all dividends must be paid in cash and the dividend rate will increase ½% every six months until it reaches 15% per year.

The Series C Convertible Preferred Stock is convertible at any time into shares of the Company’s common stock at the conversion rate of ten shares of common stock for each share of Series C Convertible Preferred Stock. Shares of Series C Convertible Preferred Stock have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series C Convertible Preferred Stock to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series C Convertible Preferred Stock. (Such conversion price is currently $1.00 per share of common stock.) The Series C Convertible Preferred Stock is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of the Company’s assets and similar events.

The Series C Convertible Preferred Stock shares with the Series A Convertible Preferred Stock have a liquidation preference over all other classes of the Company’s equity. The holders of the Series C Convertible Preferred Stock also share with the holders of the Series A Convertible Preferred Stock special approval rights over certain matters, including but not limited to, mergers and acquisitions, the issuance of additional debt or equity securities, the sale of assets outside the normal course of business, the payment of dividends, the hiring or firing of our Chief Executive Officer or President, significant capital expenditures, and amendments to the Company’s Certificate of Incorporation and/or by-laws that in any way that could adversely affect the rights of the holders of the Series A and/or Series C Convertible Preferred Stock. The Series C Preferred does not have the right to vote for directors.

Electric City Corp.
Notes to Consolidated Financial Statements

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

d)	On December 16, 2002, the Company entered into a securities purchase agreement with the Munder Power Plus Fund (“Munder”), whereby the Company issued, in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $0.92 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) the Company’s consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of the Company’s Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A Convertible Preferred stock and the Series C Convertible Preferred stock waived their rights to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. Also, as a condition to the sale the Company agreed to file a registration statement with the Securities and Exchange Commission for the resale of Munder’s shares.

The Company issued a three-year warrant to purchase 50,000 shares of its common stock at $1.00 per share to Capstone Investments as part of the commission on this transaction.

e)	During the year ended December 31, 2002, the Company satisfied the accrued dividend on its preferred stock of $2,158,418 though the issuance of 204,199 shares of its Series A Preferred stock and 11,643 shares of its Series C Preferred stock. Since these shares of preferred stock were convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $495,589 on the shares issued in satisfaction of the Series A Preferred dividend and $12,403 on the shares issued in satisfaction of the Series C Preferred dividend. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the Series A shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

f)	During the year ended December 31, 2002, two of our stockholders who are subject to Section 16 of the Securities Exchange Act of 1934 unintentionally violated Section 16(b) of the Act by selling and then repurchasing shares of the Company’s common stock during a six-month period (a “short-swing” profit). Pursuant to the Act, the shareholders are required to turn over the short-swing profits,

Electric City Corp.
Notes to Consolidated Financial Statements

which totaled $2,098 to the Company. The Company received $1,300 from one of the shareholders during 2002, and $798 was received from the other shareholder during 2003.

g)	On February 27, 2003, the Company entered into a securities purchase agreement with the SF Capital Partners, Ltd. (“SF”), whereby the Company issued, in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $0.92 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) its consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of its Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. The Munder Power Plus Fund also had a right of first offer with respect to this transaction. In exchange for its agreement to waive this right, the Company gave Munder a 30 day option to purchase securities under the same terms as those offered to SF (see note (h) below). Munder elected to exercise this option during the option period with respect to an investment of $250,000. Also, as a condition to the sale to SF the Company agreed to file a registration statement with the Securities and Exchange Commission for the registration of these shares.

h)	On April 17, 2003, the Company entered into a securities purchase agreement with the Munder Power Plus Fund (“Munder”), whereby the Company issued in exchange for $250,000 in gross proceeds, a package of securities that included 271,739 shares of its common stock and a five year warrant to purchase 75,000 additional shares of its common stock at an initial exercise price of $0.92 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) its consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of its Common Stock on such date of filing is less than $2.00 per share.

On April 23, 2003, the Company entered into a securities purchase agreement with Mr. Richard Kiphart, whereby the Company issued, in exchange for $419,914 in gross proceeds, a package of securities that included 456,429 shares of its common stock and a five year warrant to purchase 125,974 additional shares of its common stock at an initial exercise price of $0.92 per share. The Company is required to reduce the exercise price on the warrant to $0.75 per share if on the date that the Company files its Report 10-KSB for fiscal year 2003 with the Securities and Exchange Commission (i) its consolidated revenue reported in such 10-KSB is less than $25 million and (ii) the closing price of its Common Stock on such date of filing is less than $2.00 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. Also, as a condition to the sale to Mr. Kiphart

Electric City Corp.
Notes to Consolidated Financial Statements

the Company agreed to file a registration statement with the Securities and Exchange Commission for the registration of these shares.

i)	On June 27, 2003, the Company entered into a securities purchase agreement with a group of investors that included Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, Ltd., John Thomas Hurvis Revocable Trust and Mr. David Asplund, whereby the Company issued, in exchange for $1,500,000 in gross proceeds, a package of securities that included 150,000 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), 22,562 shares of its Common Stock, one year warrants to purchase 37,500 additional shares of its Series D Preferred (the “Series D Warrants”) and four year warrants to purchase 210,938 additional shares of its Common Stock (the “Common Stock Warrants”).

The Series D Preferred carries a dividend rate of 10% per year, which is payable during the first three years following issuance, at the Company’s option, in cash or additional shares of Series D Preferred. After three years all dividends must be paid in cash and the dividend rate will increase ½% every six months until it reaches 15% per year.

The Series D Preferred is convertible at any time into shares of its common stock at the conversion rate of ten shares of common stock for each share of Series D Preferred. Shares of Series D Preferred have, subject to certain exceptions, anti-dilution protection that will automatically adjust the conversion price of the Series D Preferred to the price per share of any common stock the Company issues, or is deemed to have issued, if that price per share is less than the then existing conversion price for the Series D Preferred (which is currently $1.00 per share). The Series D Preferred is also subject to other customary anti-dilution provisions with respect to stock splits, stock dividends, stock combinations, reorganizations, mergers, consolidations, special distributions, sales of all or substantially all of its assets and similar events.

The Series D Preferred shares with the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock have a liquidation preference over all other classes of equity. The holders of the Series D Preferred also share with the holders of the Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock special approval rights over certain matters, including but not limited to, the issuance of equity securities which would be senior to or on a parity with the Series D Preferred Stock, purchases and redemptions of equity securities (except as otherwise required by the terms of the Series A Preferred, Series C Preferred and Series D Preferred), payment of dividends and amendment of its Certificate of Incorporation and/or by-laws that in any way could adversely affect the rights of the holders of the Series D Preferred Stock. The Series D Preferred does not have the right to vote for directors.

The Series D Warrants are initially exercisable at $10.00 per share and have a term of one year from the date of issuance. The Common Stock Warrants are initially exercisable at $1.00 per share and have a term of four years.

In addition, the parties executed a stock trading agreement that imposes certain trading restrictions from time to time on the investors with respect to the Common Stock issued or issuable as part of the transaction. Also, the investors executed a joinder and second amendment to the Investor Rights Agreement among the Company and the holders of the outstanding Series A Preferred and Series C Preferred pursuant to which the investors became parties to such Investor Rights Agreement. Under

Electric City Corp.
Notes to Consolidated Financial Statements

the Investor Rights Agreement, the parties thereto (other than the Company) have certain rights to demand that the Company file a registration statement with the Securities and Exchange Commission for the resale of their shares of Common Stock.

Delano Group Securities, LLC acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $120,000. Delano Group Securities, LLC is controlled by Mr. David Asplund, one of the investors in the transaction and one of the Company’s directors.

Proceeds from the transaction were allocated to the Series D Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values. The Series D Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue. The value of this beneficial conversion feature was determined based on the value allocated to the Series D Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature is deemed to be equivalent to a non-cash preferred stock dividend. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $386,984, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2003.

j)	On July 23, 2003, the Board of Directors approved the retirement of 1,000 shares of common stock held in its treasury, which are now deemed authorized but unissued shares.

k)	During the year ended December 31, 2002, the Company satisfied the accrued dividend on its preferred stock of $2,551,379 though the issuance of 225,398 shares of its Series A Preferred stock, 21,971 shares of its Series C Preferred stock and 7,769 shares of its Series D Preferred stock. Since these shares of preferred stock were convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $1,627,985 on the shares issued in satisfaction of the Series A Preferred dividend, $158,691 on the shares issued in satisfaction of the Series C Preferred dividend and $92,878 on the shares issued in satisfaction of the Series D Preferred dividend. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the preferred shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

l)	The Company had outstanding warrants to purchase 9,369,867 and 8,012,955 shares of its common stock as of December 31, 2003 and 2002, respectively, at an exercise price of between $0.92 per share and $6.56 per share. These warrants expire between April 2004 and September 2008.

m)	As of December 31, 2002 the Company had an outstanding warrant to purchase 50,000 shares of its Series C Convertible Preferred stock at an exercise price of $10.00 per share. This warrant expired unexercised on June 4, 2003.

n)	As of December 31, 2003 the Company had outstanding warrants to purchase 37,500 shares of its Series D Convertible Preferred stock at an exercise price of $10.00 per share. These warrants will expire on June 27, 2004, if not exercised prior to that date.

Electric City Corp.
Notes to Consolidated Financial Statements

o)	During fiscal 2003, the Company issued warrants to purchase 647,000 shares of its Common Stock to consultants as compensation for services received. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants at the time of issuance, which ranged from $0.29 to $1.42 per warrant. These warrants had terms ranging from one to three years and exercise prices ranging from $1.00 to $2.10. The Company recognized total expense of $393,550 relating to the issuance of these warrants.

p)	During fiscal 2003, the Company received proceeds of $197,000 in connection with the exercise of 197,000 warrants, resulting in the issuance of 197,000 shares of the Company’s Common Stock.

Electric City Corp.
Notes to Consolidated Financial Statements

Note 15 – Dividends

     Dividends are comprised of the following:

Year ended December 31,	2003	2002

Accrual of Dividend on Series A Convertible Preferred (see note 14e and 14k)	$2,253,978	$2,041,992
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of Series A Convertible Preferred dividend (see notes 14e and 14k)	1,627,985	495,589
Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock dividend (see note 14c)	—	1,444,697
Accrual of Series C Preferred dividend (see note 14e and 14k)	219,712	116,426
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series C Preferred dividend (see note 14e and 14k)	158,691	12,403
Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock dividend (see note 14i)	386,984	—
Accrual of Series D Preferred dividend (see note 14k)	77,689	—
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of Series D Preferred dividend (see note 14k)	92,878	—

Total	$4,817,917	$4,111,107

Electric City Corp.
Notes to Consolidated Financial Statements

Note 16 – Stock Options

     On August 30, 2001, the Company’s shareholders approved the adoption of the 2001 Stock Incentive Plan (the “Plan”), which provides that up to 800,000 shares of the Company’s common stock may be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees. In addition, the Plan provides for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2002, in an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 500,000 shares. The awards to be granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option (“ISO”) may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or the Board. The aggregate fair market value of the shares that may be subject to any ISO granted to any participant may not exceed $100,000 on the date of grant. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the Plan will be determined by the Compensation Committee or the Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.

     In addition to the ISOs and non-qualified options, the Plan permits the Compensation Committee, consistent with the purposes of the Plan, to grant stock appreciation rights and/or shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion.

     The Plan is administered by the Board, which is authorized to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to determine the employees to whom, and the time, terms and conditions under which, options are to be granted. The Board may also amend, suspend or terminate the Plan in any respect at any time. However, no amendment may (i) adversely affect the rights of a participant under an award theretofore granted without the consent of such participant, (ii) increase the number of shares reserved for option under the Plan, (iii) modify the requirements for participation in the Plan, or (iv) modify the Plan, in any way that would require stockholder approval under the rules and regulations under the Exchange Act or the rules of any stock exchange or market on which the Common Stock is listed.

     As of December 31, 2003, there were approximately 26 employees of the Company eligible to participate in the Plan, and 1,800,000 shares of Common Stock reserved under the Plan.

     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2001 Stock Incentive Plan described above. The director’s stock option plan provides that eligible directors receive an initial option grant to purchase 75,000 shares upon being appointed to our Board of Directors and additional grants to purchase 25,000 shares on each anniversary of their appointment to the board. These options have exercise prices equal to the greater of the closing price of our common stock on the grant date, or $1.00, terms of ten years and vest in three equal amounts, beginning on the grant date and at the beginning of each of the next two calendar years following the grant

Electric City Corp.
Notes to Consolidated Financial Statements

     During 2002, certain directors, officers and key employees of the Company were granted options to acquire 400,000 shares of common stock at exercise prices ranging from $1.00 to $1.34 per share. These options vest over periods through November 2005. Of the options granted in 2002, 208,333 were forfeited during 2003.

     During 2003, certain directors, officers and key employees of the Company were granted options to acquire 1,370,000 shares of common stock at exercise prices ranging from $0.84 to $2.51 per share. These options vest over periods through December 2005.

     The following table summarizes the options granted, exercised and outstanding as of December 31, 2003:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price
Outstanding at December 31, 2001	9,819,634	$1.10-$12.99	$4.12
Granted	400,000	$1.00-$1.34	$1.10
Exercised	(52,454)	$1.10-$1.10	$1.10
Forfeited	(973,332)	$1.75-$7.75	$6.18

Outstanding at December 31, 2002	9,193,848	$1.00-$12.99	$3.78
Granted	1,370,000	$0.84-$2.51	$0.99
Exercised	—		—
Forfeited	(341,667)	$1.00-$8.00	$2.88

Outstanding at December 31, 2003	10,222,181	$0.84-$12.99	$3.45

Options exercisable at December 31, 2003	8,850,189	$0.84-$12.99	$3.54

Options exercisable at December 31, 2002	7,910,103	$1.00-$12.99	$3.63

Electric City Corp.
Notes to Consolidated Financial Statements

     The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Year ended December 31,	2003	2002
Weighted average fair value per options granted	$0.57	$0.79
Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.13%	1.71%
Expected stock price volatility	73%	92%
Expected dividend payout	—	—
Expected option life (years)	8.8	9.4
Expected option life (years)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2003	Life	Price	2003	Price
$0.84 - $2.00	6,097,547	5.8 years	$1.16	5,172,551	$1.20
$2.01 - $4.00	183,334	7.5 years	3.30	150,002	3.48
$4.01 – $6.00	175,000	6.3 years	4.53	175,000	4.53
$6.01 – $8.00	3,714,000	6.3 years	7.09	3,300,336	7.08
$8.01 - $10.00	52,000	6.1 years	9.00	52,000	9.00
$10.01 - $13.00	300	7.2 years	12.99	300	12.99

	10,222,181	6.0 years	$3.45	8,850,189	$3.54

Electric City Corp.
Notes to Consolidated Financial Statements

Note 17 – Related Parties

Related party transactions, other than those disclosed in Notes 11 and 13 consist of the following:

a)	On January 5, 2000, the Company entered into a distributor agreement with Electric City of Southern California L.L.C., of which Joseph Marino is a member, which provides for an initial term of 10 years. Mr. Marino is one of the Company’s founders and its former Chairman and CEO. The agreement grants to Electric City of Southern California a distribution territory which extends from Monterey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms which members of the Company’s board believe are substantially similar to those of other distributor agreements and as favorable to the Company as if negotiated with an unaffiliated third party. Approximately $0 and $59,000 due from Electric City of Southern California is included in accounts receivable at December 31, 2003, and December 31, 2002, respectively.

Note 18 – Business Segment Information

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

     The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the EnergySaver, the Global Commander and negative power systems under the trade name, Virtual “Negawatt” Power Plan or “VNPP”. This segment is headquartered, and most of its operations are located, in Elk Grove Village, Illinois.

     The Building Control and Automation segment, which is comprised of our Great Lakes Controlled Energy subsidiary, provides integration of building and environmental control systems for commercial and industrial customers. Great Lakes Controlled Energy is headquartered in, and operates out of its own leased facility, located in Elk Grove Village, Illinois.

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

Electric City Corp.
Notes to Consolidated Financial Statements

     An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

Year ended December 31,	2003	2002
Revenues:
Energy Technology	$2,064,097	$3,090,005
Building Control and Automation	2,618,486	2,925,384
Intercompany sales – Energy Technology	(36,940)	(37,343)
Intercompany sales – Building Control and Automation	(13,810)	(443,524)

Total	4,631,833	5,534,522
Operating Loss:
Energy Technology	(1,975,441)	(3,222,689)
Building Control and Automation(1)	(550,595)	(840,195)
Corporate	(1,573,896)	(1,893,531)

Total	(4,099,932)	(5,956,415)
Interest Expense, net	(355,359)	(33,615)

Loss from continuing operations	(4,455,291)	(5,990,030)
Depreciation and Amortization:
Energy Technology	47,425	76,367
Building Control and Automation	10,103	7,284
Power Management	53,104	148,400

Total	110,632	232,051
Capital Additions:
Energy Technology	19,474	8,829
Building Control and Automation	12,830	6,316
Power Management	—	2,342

Total	32,304	17,487
Total Assets:
Energy Technology	5,824,080	4,999,300
Building Control and Automation	1,529,547	1,028,839
Power Management	—	2,880,412

Total	$7,353,627	$8,908,551

(1) 2002 operating loss includes a $108,000 impairment loss

Electric City Corp.
Notes to Consolidated Financial Statements

Note 19 – Subsequent Event

On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. (“Security Benefit”), whereby the Company issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of the Company’s common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share (the “Common Stock Warrants”). The exercise price under the Common Stock Warrants is subject to adjustment if the Company issues shares of common stock at a price below the lower of the exercise price or the market price at the time, subject to certain exceptions.

Also on March 19, 2004, the Company entered into a Redemption and Exchange Agreement with the holders of its outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Existing Preferred Stock”) under which the Company agreed to redeem 538,462 shares of Existing Preferred Stock at a price of $13 per share (the “Redemption”) and to exchange shares of its newly authorized Series E Convertible Preferred Stock (the “Series E Preferred”) for all remaining outstanding shares of Existing Preferred Stock (the “Exchange”) on a 1 for 10 basis (one share of Series E Preferred exchanged for 10 shares of Existing Preferred Stock). The Company used $7 million of the proceeds from the issuance of securities to Security Benefit to accomplish the Redemption, which closed on March 22, 2004.

Under the Redemption and Exchange transaction, the Company redeemed 538,462 shares of its outstanding Existing Preferred Stock which were convertible into 5,384,620 shares of common stock, at a price equivalent to $1.30 per common share, and exchanged 210,451 shares of the new Series E Preferred) for the remaining 2,104,509 outstanding shares of the Existing Preferred Stock. All of the Existing Preferred Stock has been cancelled. The Series E Preferred has substantially the same rights as the shares of Existing Preferred Stock that it replaced, including:

•	special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which was senior to or equal to the rights of the Series E Preferred (other than issuances to pay dividends on the preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

•	a conversion price equivalent to $1.00 per common share;

•	the right to elect up to four directors;

•	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of our common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

•	a right of first offer on the sale of equity by the Company in a private transaction; and

•	anti-dilution protection that would adjust the conversion price in the event we issue equity at a price which is less than the conversion price .

Electric City Corp.
Notes to Consolidated Financial Statements

The Exchange was effected on a 1 for 10 basis: whereas each share of the Existing Preferred Stock was convertible into 10 shares of Common Stock and had a liquidation preference of $20 per share, each share of the Series E Preferred is convertible into 100 shares of Common Stock and has a liquidation preference of $200 per share. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred. Such Series E warrants issued are exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

In addition, the Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate increased by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding.

The following table summarizes the change in outstanding shares that resulted from this series of transactions:

	Number of Shares (1)
							Change in
							Common
		Conversions					Share
		of Preferred					Equivalents
		Stock and					Resulting
		Term Loan	Outstanding	Sale to			from Sale and
	As of	Prior to	Prior to	Security	Redemption &	After	Redemption &
	12/31/2003	Transactions	Transactions	Benefit	Exchange	Transactions	Exchange

Series A Preferred	23,965,900	(1,450,000) (2)	22,515,900		(22,515,900)	0	(22,515,900)
Series C Preferred	2,336,140	0	2,336,140		(2,336,140)	0	(2,336,140)
Series D Preferred	1,577,690	0	1,577,690		(1,577,690)	0	(1,577,690)
Series E Preferred	0	0	0		21,045,100	21,045,100	21,045,100

	27,879,730	(1,450,000)	26,429,730		(5,384,630)	21,045,100	(5,384,630)

Common stock	34,342,022	1,580,000 (3)	35,922,022	5,000,000	0	40,922,022	5,000,000

Warrants to
purchase common
stock	9,744,867	0	9,744,867 (4)	1,750,000 (5)	0	11,494,867 (6)	1,750,000

(1)	All shares presented on an as converted basis
(2)	145,000 shares of Series A Preferred Stock were converted into Common Stock in February and March 2004 prior to the Transactions
(3)	Includes 130,000 shares issued in January 2004 upon conversion of Convertible Term Debt
(4)	Includes warrants to purchase Series D Preferred, which are convertible into 375,000 shares of common stock
(5)	Five year warrants to purchase common stock at $2.42 per share in cash

As part of the Redemption and Exchange, the preferred stockholders agreed to amend and restate their existing stock trading agreements, effectively replacing them with a new three year agreement containing volume and price limitations which become effective on September 8, 2004 after the original expiration date of September 7, 2004. The Investor Rights Agreement and the Stockholders Agreement among the Company, the preferred stockholders and certain other parties were also amended and restated as part of the Redemption and Exchange, principally to reflect the changes in the outstanding preferred stock resulting from the transactions.

Electric City Corp.
Notes to Consolidated Financial Statements

The Company has agreed to file a registration statement to register the shares of common stock issued to the Security Benefit purchasers and the shares issuable under their Common Stock Warrants within 45 days of the closing and to use its best efforts to have the registration statement declared effective within 120 days of the closing.

Morgan Kegan & Company, Inc. acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $660,000.

The Company expects to retain approximately $3.3 million of the proceeds from the Common Stock sale after the Redemption and all offering costs. These funds will be used for general corporate purposes.