Form 10-Q
period 2004-03-31
ELECTRIC CITY CORP
filed 2004-05-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ☒   No ☐

40,922,022 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of March 31, 2004.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31
	2004	December 31,
	(unaudited)	2003(1)
Assets
Current Assets
Cash and cash equivalents	$4,518,221	$2,467,023
Accounts receivable, net	1,379,948	1,450,811
Inventories	1,274,187	1,200,146
Prepaid expenses and other	256,298	203,870

Total Current Assets	7,428,654	5,321,850
Net Property and Equipment	1,127,259	1,132,592
Deferred Financing Costs	251,394	482,612
Cost in Excess of Assets Acquired	416,573	416,573

	$9,223,880	$7,353,627

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,
	2004	December 31,
	(unaudited)	2003(1)
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,005,017	$536,809
Accounts payable	1,131,811	1,298,821
Accrued expenses	639,180	541,588
Deferred revenue	389,935	383,308
Customer deposits	500,000	511,167

Total Current Liabilities	3,665,943	3,271,693

Deferred Revenue	216,666	229,166
Long-Term Debt, less current maturities, net of unamortized discount of $125,942 and $241,775 at March 31, 2004 and December 31, 2003, respectively	178,836	811,836

Total Liabilities	4,061,445	4,312,695

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series A – 0 and 2,396,590 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	23,966
Series C – 0 and 233,614 issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	2,336
Series D – 0 and 157,769 issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	1,578
Series E – 217,030 and 0 issued and outstanding as of March 31, 2004 and December 31, 2003, respectively (liquidation value of $43,406,000 and $0 at March 31, 2004 and December 31, 2003, respectively)	2,171	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 40,922,022 and 34,342,022 issued as of March 31, 2004 and December 31, 2003, respectively	4,094	3,436
Additional paid-in capital	54,880,419	51,376,137
Accumulated deficit	(49,724,249)	(48,366,521)

Total Stockholders’ Equity	5,162,435	3,040,932

	$9,223,880	$7,353,627

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, March 31	2004	2003
Revenue	$816,242	$1,150,752

Expenses
Cost of sales	786,009	1,116,504
Selling, general and administrative	1,027,639	1,021,326

	1,813,648	2,137,830

Operating loss	(997,406)	(987,078)

Other Income (Expense)
Interest income	4,364	1,667
Interest expense	(364,686)	(14,107)

Total other income (expense)	(360,322)	(12,440)

Loss from continuing operations	(1,357,728)	(999,518)

Discontinued Operations
Loss from discontinued operations	—	(244,811)

	—	(244,811)

Net Loss	(1,357,728)	(1,244,329)

Plus Preferred Stock Dividends	(3,164,021)	(833,992)

Net Loss Available to Common Shareholder	$(4,521,749)	$(2,078,321)

Basic and diluted loss per common share from continuing operations	$(0.13)	$(0.05)
Discontinued operations	—	(0.01)
Basic and Diluted Net Loss Per Common Share	$(0.13)	$(0.06)

Weighted Average Common Shares Outstanding	35,551,362	32,681,886

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series A	Series A	Series C	Series C
		Common	Preferred	Preferred	Preferred	Preferred
	Common Shares	Stock	Shares	Stock	Shares	Stock
Balance, December 31, 2003	34,342,022	$3,436	2,396,590	$23,966	233,614	$2,336
Issuance of common stock (net of offering costs of $796,363)	5,000,000	500	—	—	—	—
Conversion of Series A Preferred Stock	1,450,000	145	(145,000)	(1,450)	—	—
Redemption of preferred stock	—	—	(514,375)	(5,144)	—	—
Exchange of preferred stock	—	—	(1,737,215)	(17,372)	(233,614)	(2,336)
Cumulative dividends on preferred stock	—	—	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—
Conversion of term note	130,000	13	—	—	—	—
Net loss for the three months ended March 31, 2004	—	—	—	—	—	—

Balance, March 31, 2004	40,922,022	$4,094	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Series D	Series D	Series E	Series E	Additional		Total
	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2003	157,769	$1,578	—	$—	$51,376,137	$(48,366,521)	$3,040,932
Issuance of common stock (net of offering costs of $796,363)	—	—	—	—	10,203,137	—	10,203,637
Conversion of Series A Preferred Stock	—	—	—	—	1,305	—	—
Redemption of preferred stock	(24,087)	(241)	—	—	(6,994,621)	—	(7,000,006)
Exchange of preferred stock	(133,682)	(1,337)	210,451	2,105	18,940	—	—
Cumulative dividends on preferred stock	—	—	—	—	(657,900)	—	(657,900)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	6,579	66	657,834	—	657,900
Conversion of term note	—	—	—	—	275,587	—	275,600
Net loss for the three months ended March 31, 2004	—	—	—	—	—	(1,357,728)	(1,357,728)

Balance, March 31, 2004	—	$—	217,030	$2,171	$54,880,419	$(49,724,249)	$5,162,435

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31	2004	2003
Cash Flow from Operating Activities
Net loss	$(1,357,728)	$(1,244,329)
Adjustments to reconcile net loss to net cash used in operating activities, net of asset disposals
Depreciation and amortization	14,208	45,015
Provision for bad debt	239	5,726
Warrants issued in exchange for services received	—	58,500
Amortization of deferred financing costs	231,218	—
Amortization of original issue discount	115,834	—
Accrued interest converted to common stock	4,737	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	70,624	(87,718)
Inventories	(74,041)	139,996
Other current assets	(52,428)	(51,701)
Accounts payable	(167,010)	204,160
Accrued expenses	97,592	(254,036)
Deferred revenue	(5,873)	(12,498)
Other current liabilities	(11,167)	—

Net cash used in operating activities	(1,133,795)	(1,196,885)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(8,875)	—

Net cash provided by (used in) investing activities	(8,875)	—

Cash Flows Provided by (Used in) Financing Activities
Payment on long-term debt	(9,763)	(37,676)
Preferred stock redemption	(7,000,006)	—
Proceeds from issuance of common stock	11,000,000	1,000,000
Issuance costs related to stock issuances	(796,363)	(95,690)
Short-swing profit contribution	—	798

Net cash provided by financing activities	3,193,868	867,432

Net Increase (Decrease) in Cash and Cash Equivalents	2,051,198	(329,453)
Cash and Cash Equivalents, at beginning of period	2,467,023	1,555,904

Cash and Cash Equivalents, at end of period	$4,518,221	$1,226,451

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$12,106	$14,143
Cash paid during the periods for interest – discontinued operations	—	4,577
Supplemental Disclosures of Noncash Investing and Financing Activities
Conversion of convertible debt to common stock	$270,863	$—
Accrued interest satisfied through the issuance of common stock	17,481	—
In February and March of 2004, certain holders of Series A preferred stock converted 145,000 shares of Series A preferred stock into 1,450,000 shares of the Company’s common stock.

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

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2003.

Note 2 - Stock-based Compensation

At March 31, 2004, the Company had a stock-based compensation plan, which is more fully described in Note 16 in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2003. The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month periods ended March 31, 2004 or March 31, 2003, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended
	March 31
	2003	2003
Net Loss, as reported	$(1,358,000)	$(1,244,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—
Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards (1)	(135,000)	(259,000)

Net Loss, pro-forma	(1,493,000)	(1,503,000)
Preferred stock dividends	(3,164,000)	(834,000)

Net Loss Available to Common Shareholder	$(4,657,000)	(2,337,000)

Net loss per share
Basic and diluted – as reported	$(0.13)	$(0.06)
Basic and diluted – pro forma	$(0.13)	$(0.07)

[1] All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

Note 3 - Recent Accounting Pronouncements

In March, 2004, the FASB issued an exposure document entitled Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

Note 4 – Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2004 and 2003 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended
	March 31
	2004	2003
Weighted average shares issuable upon exercise of outstanding options	10,417,895	10,223,848
Weighted average shares issuable upon exercise of outstanding warrants	9,994,867	8,664,622
Weighted average shares issuable upon conversion of preferred stock	26,940,366	23,834,970
Weighted average shares issuable upon conversion of convertible debt	348,578	—

Total	47,701,706	42,723,440

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

	Three Months Ended
	March 31
	2004	2003
Balance, beginning of year	$121,702	$107,127
Warranties issued	8,250	12,250
Settlements	(3,217)	(15,932)

Balance, as of March 31	$126,735	$103,445

Note 6 - Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$508,313	$496,906
Work in process	5,850	12,817
Finished goods	760,024	690,423

	$1,274,187	$1,200,146

Note 7 - Dividends

Dividends are comprised of the following:

	Three Months Ended
	March 31
	2004	2003
Accrual of Dividend on Series A Convertible Preferred	$540,705	$542,798
Accrual of Dividend on Series C Convertible Preferred	53,206	52,911
Accrual of Dividend on Series D Convertible Preferred	35,932	—
Accrual of Dividend on Series E Convertible Preferred	28,057	—
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of convertible preferred dividends	638,163	238,283
Deemed dividend associated with the redemption and exchange of outstanding preferred stock	1,860,458	—
Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	7,500	—

Total	$3,164,021	$833,992

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

The following is the Company’s business segment information:

	Three Months Ended
	March 31
	2004	2003
Revenues:
Energy Technology	$323,000	$485,000
Building Automation Controls	493,000	677,000
Intercompany sales – Energy Technology	—	(5,000)
Intercompany sales – Building Control and Automation	—	(6,000)

Total	816,000	1,151,000
Operating Loss:
Energy Technology	(513,000)	(521,000)
Building Automation Controls	(148,000)	(129,000)
Corporate Overhead	(377,000)	(337,000)

Total	(998,000)	(987,000)
Interest Expense, net	(360,000)	(13,000)

Loss from continuing operations	$(1,358,000)	$(1,000,000)

	March 31, 2004	December 31, 2003
Total Assets:
Energy Technology	7,735,000	5,824,000
Building Automation Controls	1,489,000	1,530,000

Total	$9,224,000	$7,354,000

Note 9 – Private Placement and Redemption and Exchange Offer

On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. (“Security Benefit”), whereby the Company issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of the Company’s common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share (the “Common Stock Warrants”). The exercise price under the Common Stock Warrants is subject to adjustment if the Company issues shares of common stock at a price below the lower of the exercise price or the market price at the time.

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

Under the Redemption and Exchange transaction, the Company redeemed 538,462 shares of its outstanding Existing Preferred Stock which were convertible into 5,384,620 shares of common stock, at a price equivalent to $1.30 per common share, and exchanged 210,451 shares of the new Series E Preferred) for the remaining 2,104,509 outstanding shares of the Existing Preferred Stock. All of the Existing Preferred Stock has been cancelled. The Series E Preferred has substantially the same rights as the shares of Existing Preferred Stock that it replaced, including:

•	special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which was senior to or equal to the rights of the Series E Preferred (other than issuances to pay dividends on the preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

•	a conversion price equivalent to $1.00 per share;

•	the right to elect up to four directors;

•	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of our common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

•	a right of first offer on the sale of equity by the Company in a private transaction; and

•	anti-dilution protection that would adjust the conversion price in the event we issue equity at a price which is less than the conversion price .

The Exchange was effected on a 1 for 10 basis: whereas each share of the Existing Preferred Stock was convertible into 10 shares of Common Stock and had a liquidation preference of $20 per share, each share of the Series E Preferred is convertible into 100 shares of Common Stock and has a liquidation preference of $200 per share. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred, but the expiration date was extended from June 30, 2004 to October 31, 2004. Such Series E warrants issued are exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

In addition the Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate increased by ½% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding.

The following table summarizes the change in outstanding shares that resulted from this series of transactions:

	Number of Shares (1)
	Prior to	After the
	Transactions	Transactions	Change
Preferred A	22,515,890	0	(22,515,890)
Preferred C	2,336,130	0	(2,336,130)
Preferred D	1,577,690	0	(1,577,690)
Preferred E	0	21,046,900	21,046,900

Total preferred	26,429,710	21,046,900	(5,382,810)
Common stock	35,922,022	40,922,022	5,000,000

Total shares outstanding	62,351,732	61,968,922	(382,810)
Total shares issuable under outstanding options and warrants	19,992,048	21,742,048	1,750,000

Total shares issued or issuable	82,343,780	83,710,970	1,367,190

     (1) All shares presented on an as converted basis

The dilutive effect of the payment-in-kind dividend on the preferred stock will be reduced significantly as a result of the Redemption because of the lower dividend rate on the Series E Preferred stock. Based on the terms and number of shares of the Existing Preferred outstanding prior to the Redemption and Exchange, if the Company continued to pay preferred dividends by issuing additional preferred shares, the Company would have issued shares of preferred stock convertible into 10,306,790 shares of common stock over the next three years, whereas it only expects to issue shares of Series E preferred convertible into 4,473,919 shares of common stock over the same period, a reduction of 5,832,871 shares or 56.6%.

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

For accounting purposes the Redemption and Exchange transaction was viewed as a redemption for cash and shares of Series E preferred stock. As a result of the transaction the Company incurred a non-cash deemed dividend of $1,860,458. This non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the Existing Preferred Stock. The fair value of the consideration given exceeded the carrying value of the Existing Preferred primarily due to the fact that the market price of the Company’s common stock was higher on the day the Redemption and Exchange transaction closed than it was when the Existing Preferred Stock was originally issued. The deemed dividend was recorded as offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity.

Morgan Keegan & Company, Inc. acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $660,000. The Stockpage.com was also paid a finder’s fee of $55,000 related to the transaction. Other issuance costs related to the transaction totaled $81,363.

Note 10 – Equity Issuances

On January 2, 2004, Laurus Master Funds converted $63,600 of principal on the Company’s Convertible Term Note into 30,000 shares of common stock.

On January 28, 2004, Laurus Master Funds converted $207,263 of principal and $4,737 of accrued interest on the Company’s Convertible Term Note into 100,000 shares of common stock.

On February 10, 2004, a holder of the Company’s Series A Convertible Preferred Stock converted 45,000 shares of Series A Convertible Preferred Stock into 450,000 shares of common stock.

On March 19, 2004, two holders of the Company’s Series A Convertible Preferred Stock converted 100,000 shares of Series A Convertible Preferred Stock into 1,000,000 shares of common stock.

On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc., as described in Note 9 above.

On March 19, 2004, the Company entered into a Redemption and Exchange Agreement with the holders of its outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock as described in Note 9 above.

On April 7, 2004, the Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending March 31, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of March 31, 2004. The dividends were paid with 6,579 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock. The Company recorded a non-cash deemed dividend of

$638,163 related to the issuance of these dividend shares due to the fact that the conversion price on the dividend shares was lower than the market price of the Company’s common stock on the date of issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a developer, manufacturer and integrator of energy savings technologies, and building automation systems as well as an independent developer of scalable, negative power systems. We currently market the EnergySaver, and the GlobalCommander energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name, Virtual “Negawatt” Power Plan or “VNPP”. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we intend to market primarily to utilities as a demand response system. It is envisioned that the demand reduction could be specifically placed across a utility grid targeting potential “hot spots” such as particular feeders or substations. We believe that the Electric City VNPP will be the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. The VNPP can be developed in conjunction with a utility provider, a utility’s independent power subsidiary or with other sister companies within a utility family. In some markets, the VNPP can be developed completely at risk just as the industry has seen the development of independent power plants or with a long-term negative power purchase agreement with a utility. We recently entered into an agreement with Commonwealth Edison (“ComEd”) to develop the first 50-megawatt VNPP system, to be located in northern Illinois. We anticipate that approximately 1,500 EnergySavers will be required to deliver the 50 megawatts of curtailment envisioned under this contract. We have begun to install EnergySavers under this program and expect to complete the installation of units over the next 18 to 24 months. In addition to our EnergySaver system, we design, install and monitor building control and environmental systems through our subsidiary Great Lakes Controlled Energy Corporation (“Great Lakes”).

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

Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Funds, as well as the value of beneficial conversion feature attributed to the Convertible Term Loan. Also reported as interest expense is the amortization of deferred financing costs related to the credit facility with Laurus Master Funds.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Our total revenue for the three-month period ended March 31, 2004 declined $334,510 or 29.1% to $816,242 as compared to $1,150,752 for the quarter ended March 31, 2003. Revenue related to EnergySaver sales declined approximately $141,000, or 32%, to approximately $300,000 for the three months ended March 31, 2004 as compared to approximately $441,000 for the same period in 2003. EnergySavers unit sales decreased 28% to 33 units during the first quarter of 2004 from 46 units sold during the first quarter of 2003. We believe the decline in EnergySaver revenue is primarily the result of to management’s decision to shift resources to focus on the Company’s new utility initiative, and in particular the ComEd VNPP. This shift created a lag in revenue due to the startup of our ComEd VNPP. The ComEd VNPP agreement was finalized during the third quarter of 2003 and as a result the Company’s in house sales resources have been actively seeking customers to participate in the newly created program. We began shipment of EnergySavers as part of the ComEd program late in 2003 with continued shipments during the first quarter of 2004, but we have not recognized revenue on any of these shipments.

We are currently negotiating to transfer the ComEd contract to a limited liability company (the “LLC”) being created by a Chicago based investment bank. The LLC will in turn purchase all the equipment installed under the ComEd program from us and effectively rent the curtailment capacity to ComEd. Under this arrangement ComEd secures a long-term source of curtailment, which among other things reduces its requirements for peak generating capacity and provides a hedge against rising fuel costs, the LLC holds a long-term contract for curtailment capacity payments from Commonwealth Edison and we receive payment for the equipment at the time of customer acceptance, thereby reducing our working capital requirements. We are currently in the process of negotiating and structuring this transaction and as a result have not yet received a firm commitment from the investment bank. We are also reviewing revenue recognition methodologies related to this transaction to determine if we will be able to recognize revenue at the time we transfer equipment to the LLC, or if we will be required to recognize revenue as service revenue over a longer period. We have targeted the second quarter of 2004 for the closing date of this transaction, at which time if we close we will transfer the first batch of installed units to the LLC and receive payment on the installed units. After the first transfer to the LLC, we anticipate transferring newly installed equipment and receiving payment on a regular basis. The ComEd agreement is expected to result in sales of approximately 1,500 units over the next 18 to 24 months. EnergySaver shipments are expected to increase significantly, beginning in the second quarter 2004, primarily as a result of the ComEd program in combination with continuing and new sales to large scalable commercial customers including among others, the Chicago Public Schools, and Xcel Energy.

Revenue from the sale of building automation products and services decreased approximately $178,000, or 27% to $493,000 during the three month period ended March 31, 2004, from approximately $671,000 recorded in the same period of 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. This segment completed two of the five long-term projects it was working on during the fourth quarter of 2003 and anticipates starting a new project during the second quarter of 2004. We expect the revenue for this segment to remain largely unchanged in future periods from the level realized in the most recent quarterly reporting period.

Other revenue decreased by approximately $16,000 or 41% to $23,000 during the three-month period ended March 31, 2004 as compared to the $39,000 recorded during the same period in 2003. Other revenue includes revenue from the installation of EnergySavers, freight, and the pro-rata recognition of a one time payment received for the right to certain EnergySaver distributorships.

Cost of sales for the three-month period ended March 31, 2004 declined $330,495, or 29.6% to $786,009 from $1,116,504 for the three-month period ended March 31, 2003. Gross profit for the first quarter of 2004 declined $4,015 or 11.7% to $30,233 from $34,248 in the first quarter of 2003, but the gross margin earned on sales increased to 3.7% during 2004 from 3.0% in 2003. The decline in gross profit is primarily due to the decline in revenue. In addition, the Building Automation and Controls segment defers recognition of all job related profits until the completion of the associated project and did not complete any long-term projects during the first quarter of 2004. This segment anticipates completing one of its long-term projects during the second quarter of 2004, at which time it will recognize any profit associated with the project. Profits in the EnergySaver business are in part influenced by sales volume due to the fixed nature of our manufacturing overhead. As sales begin to increase due to the ComEd project, this fixed overhead will be spread over more sales, which should contribute to an improvement in the gross margin in this business segment.

SG&A for the three-month period ended March 31, 2004 increased $6,313, or 0.6% to $1,027,639, from $1,021,326 for the three-month period ended March 31, 2003. A $134,000 reduction in salary expense was more than offset by increases in legal and insurance costs. We expect our SG&A expense to increase slightly over the balance of the year as we add additional headcount to ensure proper execution of the contracts we recently won.

Other expense for the three-month period ending March 31, 2004 increased $347,882, to $360,322 from $12,440 for the three-month period ended March 31, 2003. Interest expense for the three-month period ended March 31, 2004 includes amortization of the deferred issuance costs and debt discount related to the Laurus convertible term loan totaling $347,052. Interest income of $4,364 for the first quarter of 2004 was $2,697 higher than that recorded in the first quarter of 2003 due to higher invested cash balances.

Our dividend expense for the first quarter of 2004 increased $2,330,029 to $3,164,021 from $833,992 for the same period in 2003. We accrued dividends of $657,900 and $595,709 on our Convertible Preferred Stock during the three-month periods ended March 31, 2004 and 2003 respectively. The increase in the dividend accrual was due primarily to an increase in the total shares outstanding as a result of the issuance of shares of the Series D Convertible Preferred in June 2003 and the issuance of shares of preferred stock in satisfaction of accrued dividends. The dividends accrued during the first quarters of 2004 and 2003 were satisfied through the issuance of 6,579 and 59,571 additional shares of our preferred stock, respectively. We were required to recognize non-cash deemed dividends of $638,163 and $238,283 on March 31, 2004 and 2003, respectively due to the fact that the conversion price on these shares was lower than the market price of our common stock on the date of issue. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares. The closing market price of our stock on March 31, 2004 was $1.97 as compared to $1.40 on March 31, 2003. In addition, despite the fact that the redemption and exchange transaction was favorable for the Company and its common stockholders (see note 9 to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction, which closed in March 2004, was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the existing preferred stock was originally issued. During the first quarter of 2004 we also incurred a $7,500 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from June 30, 2004 to October 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange to exercise their warrants without violating the short swing trading rules of section 16(b) of the Securities Act of 1934.

As is more fully described in Note 9 to our financial statements, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred”), and exchanged the remaining 2,104,509 shares of Existing Preferred into 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 10 shares of Series E Convertible Preferred Stock for each share of Existing Preferred. The Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate increased by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, will significantly reduce the dilutive effect of the payment-in-kind dividend on the preferred stock in future periods.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $4,518,221 compared to $2,467,023 on December 31, 2003. Our debt obligations as of March 31, 2004 consisted of a convertible secured term note of $676,790, a mortgage of $625,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of approximately $8,000.

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

Net cash increased $2,051,198 during the first three months of 2004 as compared to decreasing $329,453 during the same period in 2003. Cash consumed by operating activities declined 5.3% to $1,133,795 during the first three months of 2004 as compared to $1,196,885 during the same period in 2003. Cash used to fund the net loss before changes in working capital, declined $143,596 or 12.7%, to $991,492 during the first three months of 2004 from $1,135,088 during the same period in 2003. This improvement was primarily the result of the elimination of discontinued operations.

Changes in working capital consumed $142,303 during the first three months of 2004 and $61,797 during the same period of 2003. Declines in accounts receivable generated $70,624 during the first three months of 2003, while increases in inventory and other current assets consumed $74,041 and $52,428, respectively during the same period. The decline in accounts receivable resulted from receipt of amounts held as retention until completion of larger Building Automation and Controls projects as well as improved collections and the slowdown in sales during the quarter. The increases in inventory and other current assets were both related to the ramp-up in the ComEd program. Included in inventory are EnergySaver units installed at customer host locations for the ComEd program for which we have not yet recognized revenue. Other current assets include installation and shipping costs related to these EnergySaver units. Declines in accounts payable and deferred revenue and other current liabilities consumed cash of $167,010, $5,873 and $11,167, respectively during the three-month period ended March 31, 2004. The decline in accounts payable is primarily the result of payments by Great Lakes to subcontractors who worked on projects that were completed in the fourth quarter of 2003. The decline in accounts payable was partially offset by an increase in accrued expenses during the quarter, which was related to the accrual of amounts due contractors for work completed on Building Automation and Controls projects during the three-month period ended March 31, 2004. An increase in accounts receivable and other assets of $139,419 during the first quarter of 2003 was offset by a decline in inventory of $139,996. The increase in accounts receivable was mostly due to the increase in sales in the Building Automation and Controls segment while the decline in inventory came primarily from the Energy Technology segment where we intentionally worked to reduce inventories. The net effect of changes in accounts payable and accrued expenses during the first quarter of 2003 was a $49,876 use of cash primarily due to the payment by Switchboard Apparatus of a large vendor invoice with extended terms for materials related to a government contract which it was working on.

Investing activities consumed cash of $8,875 during the three-month period ending March 31, 2004, the result of purchases of property and equipment.

Financing activities generated cash of $3,193,868 and $867,432 during the three-month periods ended March 31, 2004 and 2003 respectively. During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and 5 year warrants to purchase additional shares of common stock. We used $7,000,006 of the net proceeds from this issuance to effectuate a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $796,363. During the quarter we also made scheduled principal payments on our mortgage and auto loan of $9,763. During the first quarter of 2003, we issued a package of securities that included shares of our common stock and common stock warrants for gross proceeds of $1,000,000. We incurred issuance costs of $95,690 associated with this private placement. During the quarter we also made scheduled principal payments of $37,676 on our long term debt and received a payment from a shareholder of $798, which represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Act of 1934.

Our mortgage with American Chartered Bank matures on February 1, 2005, at which time we will owe a balloon payment of $595,000, unless we refinance or extend the mortgage prior to the maturity. It is our intent to attempt to refinance the mortgage with American Chartered Bank or another lender prior to the end of 2004.

We currently have a $2 million convertible revolving credit facility with Laurus Master Fund, Ltd. (“Laurus”). The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of our eligible accounts receivable. We have not borrowed under the facility, thus it remains fully available to the extent of our eligible receivables. As of March 31, 2004 eligible receivables would support borrowings of approximately $500,000 under the facility. The revolving credit facility expires on September 11, 2005 and accrues interest at the rate of prime (currently 4.00%) plus 1.75%. We have the option of paying interest and principal, or prepaying all or a portion of the advances under each Secured Convertible Revolving Note, with shares of our common stock at the fixed conversion price of $2.12 per share, provided that the closing price of our common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. We have filed a registration statement with respect to these shares. In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is secured by a blanket lien on all of our assets, except for our real estate.

Our ability to continue the development, manufacturing and the expansion of sales of our products, including the EnergySaver, the GlobalCommander, VNPP and building automation products, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, our ability to collect our receivables in a timely manner, the level and amount of our product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins.

In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2004:

•	Successfully execute on the ComEd contract. We believe that this is important from several different perspectives. First we anticipate that it will have an immediate positive impact on our cash flow. Secondly, we believe it will establish Electric City as a leader in negative power development, thereby supporting VNPP opportunities with other utilities. And finally we believe it will lead to increased commercial sales of the EnergySaver as customers who participate in the ComEd VNPP with operations outside the ComEd territory gain exposure to the technology. This project is under contract, therefore we are focusing a great deal of our resources on this project and will be hiring additional personnel as part of our efforts to keep this project on schedule.

•	Increase the profitability of EnergySaver sales. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins over the past two years, but believe that the product has the potential for significantly higher margins. We believe that increased volumes that will result from the ComEd program will lead to higher margins as a result of increased capacity utilization. In addition, a price increase that we implemented effective January 1, 2004 should also lead to improved profitability of the EnergySaver.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business become profitable. Great Lakes has recently been awarded new business and is currently working on existing projects that we believe will result in this segment turning profitable during 2004. This segment must execute effectively in order to realize the profitability potential of these projects.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last two years, we must continue to effectively manage all of our costs so that they do not negate the anticipated improvement in profitability in our Energy Technology and Building Automation and Control segments.

•	Be prepared to raise additional capital in limited amounts if necessary to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.

We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive, hopefully sometime during 2004. Our projections contain certain key assumptions which may or may not occur. If any of the key assumptions contained in our projections are proven wrong, we may begin to experience a liquidity shortage sometime within the next 12 to 18 months which could force us to scale back our growth plans, or, in the worst case, cease operations.

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

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect the Company’s current expectations about its future results, performance, prospects and opportunities. The Company has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities in the remainder of 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, risk that the Virtual Negawatt Power Plan concept does not succeed, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the possible need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by Federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant exposure we have to market risk at this time is the risk of changes in market interest rates. The interest rates on our debt facilities are variable and change with changes in the prime rate. The interest rate on our convertible term loan is equal to the prime rate (currently 4.0%) plus 1.75% or 6%, whichever is greater. The interest rate on our mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase 1 percentage point, the annual interest cost on the term loan and mortgage would increase by approximately $11,000.

ITEM 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by the report, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

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

PART II. OTHER INFORMATION

ITEM 2. Changes In Securities

(1)	On January 2, 2004, Laurus Master Funds converted $63,600 of principal on the Company’s Convertible Term Note into 30,000 shares of our common stock.

(2)	On January 28, 2004, Laurus Master Funds converted $207,264 of principal and $4,736 of accrued interest on the Company’s Convertible Term Note into 100,000 shares of our common stock.

(3)	On February 10, 2004, Leaf Mountain Company converted 45,000 shares of Series A Convertible Preferred Stock into 450,000 shares of common stock.

(4)	On March 19, 2004, Morgan Stanley Dean Witter Equity Funding, Inc. converted 95,000 shares of Series A Convertible Preferred Stock into 950,000 shares of common stock.

(5)	On March 19, 2004, Originators Investment Plan L.P. converted 5,000 shares of Series A Convertible Preferred Stock into 50,000 shares of common stock.

(6)	On March 19, 2004, we entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc., whereby we issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of the Company’s common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share.

On March 19, 2004, we entered into a Redemption and Exchange Agreement with the holders of its outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Existing Preferred Stock”) under which we redeemed 538,462 shares of our outstanding Existing Preferred Stock which were convertible into 5,384,620 shares of common stock, at a price equivalent to $1.30 per common share, and exchanged 210,451 shares of our newly authorized Series E Convertible Preferred Stock (the “Series E Preferred”) for the remaining 2,104,509 outstanding shares of the Existing Preferred Stock (the “Exchange”) on a 1 for 10 basis (one share of Series E Preferred exchanged for 10 shares of Existing Preferred Stock). All of the Existing Preferred Stock has been cancelled. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred and the expiration date was changed from June 30, 2004 to October 31, 2004. Such Series E warrants issued are exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

(7)	On April 7, 2004, the Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending March 31, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of March 31, 2004. The dividends were paid with 6,579 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock.

No underwriters were involved in any of the transactions described above. All of the securities issued in the foregoing transactions were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. The purchasers also represented that they were “accredited investors” as defined in Regulation D and/or were acquiring such securities for investment for their own account and not for distribution. Other than the shares issued to the Laurus Master Fund pursuant to conversion of portions of the Convertible Term Note referred to in (1) and (2) above, which have been registered under the Securities Act of 1933, as amended, all certificates representing the common stock so issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The issuance of shares of common stock and warrants to a group of four mutual funds managed by Security Benefits Group, Inc. and the Redemption and Exchange transaction described in note (6) to Item 2 “Changes In Securities” above, both required the consent of the holders of our Existing Preferred Stock, which was obtained in connection with both transactions.

ITEM 6. Exhibits And Reports On Form 8-K.

(a) Exhibits

4.63	Amended and Restated Directors Stock Option Plan

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On March 23, 2004, the Company filed a report on Form 8-K announcing that it had entered into a purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. through which it raised $11,000,000, using $7,000,006 of the proceeds to effectuate an redemption and exchange in which it redeemed a portion of its outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred) and exchange the remaining Existing Preferred to shares of newly issued Series E Convertible Preferred Stock.

(c) On May 5, 2004, the Company filed a report on Form 8-K announcing that it had begun to mail its annual meeting material and releasing a copy of its letter to shareholders.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:
Dated: May 13, 2004	By:	/s/ John Mitola
John Mitola
Chief Executive Officer (principal executive officer)

Dated: May 13, 2004	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)