Form 10-Q
period 2004-06-30
ELECTRIC CITY CORP
filed 2004-08-16
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

41,107,022 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of June 30, 2004.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30
	2004	December 31,
	(unaudited)	2003 (1)
Assets
Current Assets
Cash and cash equivalents	$3,860,205	$2,467,023
Accounts receivable, net	1,138,564	1,450,811
Inventories	1,429,243	1,200,146
Prepaid expenses and other	265,970	203,870

Total Current Assets	6,693,982	5,321,850
Net Property and Equipment	1,115,558	1,132,592
Deferred Financing Costs	172,847	482,612
Cost in Excess of Assets Acquired	416,573	416,573

	$8,398,960	$7,353,627

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2004	December 31,
	(unaudited)	2003 (1)
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,146,090	$536,809
Accounts payable	939,688	1,298,821
Accrued expenses	474,147	541,588
Deferred revenue	457,373	383,308
Customer deposits	1,000,000	511,167

Total Current Liabilities	4,017,298	3,271,693

Deferred Revenue	204,166	229,166
Long-Term Debt, less current maturities, net of unamortized discount of $86,592 and $241,775 at June 30, 2004 and December 31, 2003, respectively	67,333	811,836

Total Liabilities	4,288,797	4,312,695

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	23,966
Convertible Series A – 0 and 2,396,590 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively (liquidation value of $47,932,000 as of December 31, 2003)
Convertible Series C – 0 and 233,614 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively (liquidation value of $4,672,000 as of December 31, 2003)	—	2,336
Convertible Series D – 0 and 157,769 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively (liquidation value of $3,155,000 as of December 31, 2003)	—	1,578
Convertible Series E – 220,380 and 0 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively (liquidation value of $44,057,200 and $0 at June 30, 2004 and December 31, 2003, respectively)	2,204	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 41,107,022 and 34,342,022 issued as of June 30, 2004 and December 31, 2003, respectively	4,112	3,436
Additional paid-in capital	54,973,244	51,376,137
Accumulated deficit	(50,869,397)	(48,366,521)

Total Stockholders’ Equity	4,110,163	3,040,932

	$8,398,960	$7,353,627

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, June 30	2004	2003
Revenue	$555,537	$1,668,721
Expenses
Cost of sales	597,082	1,499,940
Selling, general and administrative	974,470	1,103,011

	1,571,552	2,602,951

Operating loss	(1,016,015)	(934,230)

Other Income (Expense)
Interest income	7,372	1,320
Interest expense	(136,505)	(12,338)

Total other income (expense)	(129,133)	(11,018)

Loss from continuing operations	(1,145,148)	(945,248)
Discontinued Operations
Loss from discontinued operations	—	(57,691)
Loss on disposal of discontinued operations	—	(764,148)

	—	(821,839)

Net Loss	(1,145,148)	(1,767,087)

Plus Preferred Stock Dividends	(622,884)	(999,252)

Net Loss Available to Common Shareholder	$(1,768,032)	$(2,766,339)

Basic and diluted loss per common share from continuing operations	$(0.04)	$(0.06)
Discontinued operations	—	(0.02)
Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.08)

Weighted Average Common Shares Outstanding	40,938,395	33,964,174

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six months ended, June 30	2004	2003
Revenue	$1,371,779	$2,819,474
Expenses
Cost of sales	1,383,091	2,616,443
Selling, general and administrative	2,002,109	2,124,338

	3,385,200	4,740,781

Operating loss	(2,013,421)	(1,921,307)

Other Income (Expense)
Interest income	11,736	2,987
Interest expense	(501,191)	(26,445)

Total other income (expense)	(489,455)	(23,458)

Loss from continuing operations	(2,502,876)	(1,944,765)

Discontinued Operations
Loss from discontinued operations	—	(302,503)
Loss on disposal of discontinued operations	—	(764,148)

	—	(1,066,651)

Net Loss	(2,502,876)	(3,011,416)

Plus Preferred Stock Dividends	(3,786,905)	(1,833,244)

Net Loss Available to Common Shareholder	$(6,289,781)	$(4,844,660)

Basic and diluted loss per common share from continuing operations	$(0.16)	$(0.11)
Discontinued operations	—	(0.03)
Basic and Diluted Net Loss Per Common Share	$(0.16)	$(0.14)

Weighted Average Common Shares Outstanding	38,244,878	33,326,572

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series A	Series A	Series C	Series C	Series D
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred
	Shares	Stock	Shares	Stock	Shares	Stock	Shares
Balance, December 31, 2003	34,342,022	$3,436	2,396,590	$23,966	233,614	$2,336	157,769
Issuance of common stock (net of offering costs of $897,135)	5,000,000	500	—	—	—	—	—
Conversion of Series A Preferred Stock	1,450,000	145	(145,000)	(1,450)	—	—	—
Redemption of preferred stock	—	—	(514,375)	(5,144)	—	—	(24,087)
Exchange of preferred stock	—	—	(1,737,215)	(17,372)	(233,614)	(2,336)	(133,682)
Cumulative dividends on preferred stock	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—
Conversion of term note	130,000	13	—	—	—	—	—
Exercise of warrants	185,000	18	—	—	—	—	—
Net loss for the three months ended June 30, 2004	—	—	—	—	—	—	—

Balance, June 30, 2004	41,107,022	$4,112	—	$—	—	$—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Series D	Series E	Series E	Additional		Total
	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2003	$1,578	—	$—	$51,376,137	$(48,366,521)	$3,040,932
Issuance of common stock (net of offering costs of $897,135)	—	—	—	10,102,365	—	10,102,865
Conversion of Series A Preferred Stock	—	—	—	1,305	—	—
Redemption of preferred stock	(241)	—	—	(6,994,621)	—	(7,000,006)
Exchange of preferred stock	(1,337)	210,451	2,105	18,940	—	—
Cumulative dividends on preferred stock		—	—	(983,500)	—	(983,500)
Satisfaction of accrued dividends through the issuance of preferred stock	—	9,835	98	983,402	—	983,500
Conversion of term note	—	—	—	275,587	—	275,600
Exercise of warrants	—	94	1	193,629		193,648
Net loss for the three months ended June 30, 2004	—	—	—	—	(2,502,876)	(2,502,876)

Balance, June 30, 2004	$—	220,380	$2,204	$54,973,244	$(50,869,397)	$4,110,163

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30	2004	2003
Cash Flow from Operating Activities
Net loss	$(2,502,876)	$(3,011,416)
Adjustments to reconcile net loss to net cash used in operating activities, net of asset disposals
Depreciation and amortization	28,838	79,972
Recovery on bad debt	—	(55,000)
Warrants issued in exchange for services received	—	199,100
Loss from disposal of discontinued operations	—	764,148
Amortization of deferred financing costs	309,765	—
Amortization of original issue discount	155,183	—
Accrued interest converted to common stock	4,736	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	312,247	(1,408,412)
Inventories	(229,097)	604,330
Other current assets	(62,100)	(29,799)
Accounts payable	(359,133)	217,720
Accrued expenses	(67,440)	(137,171)
Deferred revenue	49,065	47,548
Customer deposits	488,833	—

Net cash used in operating activities	(1,871,979)	(2,728,980)

Cash Flows Used In Investing Activities
Sale of discontinued operations		929,032
Purchase of property and equipment	(11,804)	(15,289)

Net cash (used in) provided by investing activities	(11,804)	913,743

Cash Flows Provided by (Used in) Financing Activities
Net payment on line of credit	—	(500,000)
Proceeds from long-term debt	—	10,000
Payment on long-term debt	(19,542)	(364,281)
Preferred stock redemption	(7,000,006)	1,500,000
Proceeds from issuance of common stock	11,000,000	1,669,914
Issuance costs related to stock issuances	(897,135)	(301,290)
Proceeds from exercise of warrants	193,648	27,000
Short-swing profit contribution	—	798

Net cash provided by financing activities	3,276,965	2,042,141

Net Increase in Cash and Cash Equivalents	1,393,182	226,904
Cash and Cash Equivalents, at beginning of period	2,467,023	1,555,904

Cash and Cash Equivalents, at end of period	$3,860,205	$1,782,808

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$41,126	$28,548
Cash paid during the periods for interest – discontinued operations	—	8,702
Supplemental Disclosures of Noncash Investing and Financing Activities
Conversion of convertible debt to common stock	$270,863	$—
Accrued interest satisfied through the issuance of common stock	4,736	—
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

The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. At the rate it is currently consuming cash its cash balances should be sufficient to fund operations for 8 to 12 months, after which it will need to utilize its working capital line. Availability under the working capital line will in part depend on there being sufficient eligible receivables to support the Company’s borrowing needs, the adequacy of which can not be assured. As of June 30, 2004 eligible receivables would support borrowings of approximately $736,000 under the facility. To date the Company has funded its operations primarily through the issuance of equity, however, there is no assurance that it will be able to continue to raise funds in this manner in the future. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Please see the liquidity and capital resources section of Item 2 to this report for additional information on Management’s plan for addressing potential future liquidity concerns.

The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2003.

Note 2 - Stock-based Compensation

At June 30, 2004, the Company had a stock-based compensation plan, which is more fully described in Note 16 in the Company’s Annual Report on Form 10-KSB as filed on March 29, 2004. The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month or six month periods ended June 30, 2004 or June 30, 2003, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended		Six months Ended
	June 30		June 30
	2004	2003	2004	2003
Net Loss, as reported	$(1,145,000)	$(1,767,000)	$(2,503,000)	$(3,011,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards[1]	(397,000)	(83,000)	(528,000)	(343,000)

Net Loss, pro-forma	(1,542,000)	(1,850,000)	(3,031,000)	(3,354,000)
Preferred stock dividends	(623,000)	(999,000)	(3,787,000)	(1,833,000)

Net Loss Available to Common Shareholder	$(2,165,000)	$(2,849,000)	$(6,818,000)	$(5,187,000)

Net loss per share
Basic and diluted – as reported	$(0.04)	(0.08)	$(0.16)	(0.14)
Basic and diluted – pro- forma	$(0.05)	(0.08)	$(0.17)	(0.15)

[1]	All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

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

Note 4 – Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three and six months ended June 30, 2004 and 2003 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Weighted average shares issuable upon exercise of outstanding options	10,574,000	10,316,000	10,496,000	10,264,000
Weighted average shares issuable upon exercise of outstanding warrants	11,157,000	8,990,000	10,407,000	8,828,000
Weighted average shares issuable upon conversion of preferred stock	21,712,000	24,497,000	24,326,000	24,168,000
Weighted average shares issuable upon conversion of convertible debt	319,000	—	334,000	—

Total	43,762,000	43,803,000	45,563,000	43,260,000

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Balance, beginning of period	$126,735	$103,445	$121,702	$107,127
Warranties issued	4,000	31,250	12,250	43,500
Settlements	(2,553)	(11,803)	(5,770)	(27,735)

Balance, as of June 30	$128,182	$122,892	$128,182	$122,892

Note 6 - Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$539,375	$496,906
Work in process	12,112	12,817
Finished goods	877,756	690,423

	$1,429,243	$1,200,146

Note 7 - Dividends

Dividends are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Accrual of Dividend on Series A Convertible Preferred	$—	$556,368	$540,705	$1,099,166
Accrual of Dividend on Series C Convertible Preferred	—	54,233	53,206	107,144
Accrual of Dividend on Series D Convertible Preferred	—	1,667	35,932	1,667
Accrual of Dividend on Series E Convertible Preferred	325,600	—	353,657	—
Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock	—	386,984	—	386,984
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of convertible preferred dividends	289,784	—	927,947	217,119
Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	—	1,860,458	—
Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	7,500	—	15,000	21,164

Total	$622,884	$999,252	$3,786,905	$1,833,244

Note 8 - Business Segment Information

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

Prior to fiscal year 2003, the Company’s reportable segments included the Power Management segment, which designed, manufactured and marketed a wide range of commercial and industrial switching gear and distribution panels. Effective May 31, 2003, the Company divested this segment, accordingly, the operating results have been separately reported as discontinued operations. Prior year segment information has been restated to reflect corporate costs previously allocated to the Power Management segment, which will continue despite the divestiture of the segment.

The following is the Company’s business segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues:
Energy Technology	$173,000	$1,081,000	$496,000	$1,566,000
Building Automation Controls	409,000	610,000	902,000	1,286,000
Intercompany sales - Energy Technology	(25,000)	(15,000)	(25,000)	(20,000)
Intercompany sales – Building Control and Automation	(1,000)	(7,000)	(1,000)	(13,000)

Total	556,000	1,669,000	1,372,000	2,819,000
Operating Loss:
Energy Technology	(520,000)	(318,000)	(1,033,000)	(839,000)
Building Automation Controls	(124,000)	(172,000)	(232,000)	(300,000)
Corporate Overhead	(372,000)	(444,000)	(749,000)	(782,000)

Total	(1,016,000)	(934,000)	(2,014,000)	(1,921,000)
Other Expense	(129,000)	(11,000)	(489,000)	(23,000)

Loss from continuing operations	(1,145,000)	(945,000)	(2,503,000)	(1,944,000)

	June 30,	December
	2003	31, 2003
Total Assets:
Energy Technology	$7,139,000	$5,824,000
Building Automation Controls	1,260,000	1,530,000

Total	$8,399,000	$7,354,000

Note 9 – Private Placement and Redemption and Exchange Offer

On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. (“Security Benefit”), whereby the Company issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of the Company’s common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share in cash (the “Common Stock Warrants”). The exercise price under the Common Stock Warrants is subject to adjustment if the Company issues shares of common stock at a price below the lower of the exercise price or the market price at the time.

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

Under the Redemption and Exchange transaction, the Company redeemed 538,462 shares of its outstanding Existing Preferred Stock (which were convertible into 5,384,620 shares of common stock), at a price equivalent to $1.30 per common share, and exchanged 210,451 shares of the new Series E Preferred) for the remaining 2,104,509 outstanding shares of the Existing Preferred Stock. All of the Existing Preferred Stock has been cancelled. The Series E Preferred has substantially the same rights as the shares of Existing Preferred Stock that it replaced, including:

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

The Exchange was effected on a 1 for 10 basis: whereas each share of the Existing Preferred Stock was convertible into 10 shares of Common Stock and had a liquidation preference of $20 per share, each share of the Series E Preferred is convertible into 100 shares of Common Stock and has a liquidation preference of $200 per share. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred, but the expiration date was extended from June 30, 2004 to October 31, 2004, which was subsequently extended to December 31, 2004. Such Series E warrants issued are exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

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

The following table summarizes the change in outstanding shares that resulted from this series of transactions as of March 22, 2004:

	Number of Shares (1)
	Prior to	After the
	Transactions	Transactions	Change
Preferred A	22,515,890	0	(22,515,890)
Preferred C	2,336,130	0	(2,336,130)
Preferred D	1,577,690	0	(1,577,690)
Preferred E	0	21,046,900	21,046,900

Total preferred	26,429,710	21,046,900	(5,382,810)
Common stock	35,922,022	40,922,022	5,000,000

Total shares outstanding	62,351,732	61,968,922	(382,810)
Total shares issuable under outstanding options and warrants	19,992,048	21,742,048	1,750,000

Total shares issued or issuable as of March 22, 2004	82,343,780	83,710,970	1,367,190

(1)	All shares presented on an as converted basis

The dilutive effect of the payment-in-kind dividend on the preferred stock will be reduced significantly as a result of the Redemption and Exchange because of the lower dividend rate on the Series E Preferred stock. Based on the terms and number of shares of the Existing Preferred outstanding prior to the Redemption and Exchange, if the Company continued to pay preferred dividends by issuing additional preferred shares, the Company would have issued shares of preferred stock convertible into 10,306,790 shares of common stock over the next three years, whereas it only expects to issue shares of Series E preferred convertible into 4,473,919 shares of common stock over the same period, a reduction of 5,832,871 shares or 56.6%.

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

Morgan Keegan & Company, Inc. acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $660,000. The Stockpage.com was also paid a finder’s fee of $55,000 and William Blair & Co. was paid a consulting fee of $75,000 related to the transaction. Other issuance costs related to the transaction totaled $107,135.

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

On June 16, 2004, Mr. David Asplund exercised a warrant to purchase 94 shares of the Company’s Series E Convertible Preferred Stock at $100 per share.

On June 22, 2004, the holder of a warrant to purchase 160,000 shares of the Company’s common stock at $1.00 per share exercised the warrant in full.

On June 29, 2004, the holder of a warrant to purchase 25,000 shares of the Company’s common stock at $1.00 per share exercised the warrant in full.

On May 26, 2004, the Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending June 30, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of June 30, 2004. The dividends were paid with 3,256 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock. The Company recorded a non-cash deemed dividend of $289,784 related to the issuance of these dividend shares due to the fact that the conversion price on the dividend shares was lower than the market price of the Company’s common stock on the date of issue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company’s actual results, performance and achievements in 2004 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a developer, manufacturer and integrator of energy savings technologies, and building automation systems as well as an independent developer of scalable, negative power systems. We currently market the EnergySaver, and the GlobalCommander energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name, Virtual “Negawatt” Power Plan or “VNPP”. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we intend to market primarily to utilities as a demand response system. It is envisioned that the demand reduction could be specifically placed across a utility grid targeting potential “hot spots” such as particular feeders or substations. We believe that the Electric City VNPP will be the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. The VNPP can be developed in conjunction with a utility provider, a utility’s independent power subsidiary or with other sister companies within a utility family. In some markets, the VNPP can be developed completely at risk, just as the industry has seen with the development of independent power plants, or developed with a long-term negative power purchase agreement with a utility. In October 2003, we entered into an agreement with Commonwealth Edison (“ComEd”) to develop the first 50-megawatt VNPP system, to be located in northern Illinois. We anticipate that approximately 1,500 EnergySavers will be required to deliver the 50 megawatts of curtailment envisioned under this contract. We have begun to install EnergySavers under this program and expect to complete the installation of units over the next 18 to 24 months. In addition to our EnergySaver system, we design, install and monitor building control and environmental systems through our subsidiary Great Lakes Controlled Energy Corporation (“Great Lakes”).

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

Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Fund, as well as the value of beneficial conversion feature attributed to the Convertible Term Loan. Also reported as interest expense is the amortization of deferred financing costs related to the credit facility with Laurus Master Fund.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Our total revenue for the three-month period ended June 30, 2004 declined $1,113,184 or 66.7% to $555,537 as compared to $1,668,721 for the three month period ended June 30, 2003. Revenue related to EnergySaver sales declined approximately $916,000, or 86%, to approximately $150,000 for the three months ended June 30, 2004 as compared to approximately $1,066,000 for the same period in 2003. EnergySavers unit sales decreased 87% to 16 units during the second quarter of 2004 (not including units shipped under the ComEd VNPP) from 123 units sold during the second quarter of 2003. The decline in EnergySaver revenue is primarily due to a shift in market response to the Company’s new utility initiative, and in particular the ComEd and Xcel VNPPs. The ComEd VNPP agreement was finalized during the third quarter of 2003 and as a result the Company’s in house sales resources have been actively seeking users to participate in the newly created program. We began shipment of EnergySavers under the ComEd program late in 2003 with continued shipments during the first half of 2004, but we have not recognized revenue on any of these shipments.

The ComEd VNPP is structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. We have not recognized any service revenue related to installed capacity, which to date has been minimal. In order to finance the cost of building and installing the equipment for the VNPP, we are negotiating to sell the equipment and the contract to a limited liability company (the “LLC”) being created by a Chicago based investment bank. We believe that we have investors who are ready and willing to fund the LLC, but the closing, including completion of final documentation, is awaiting installation and host acceptance of equipment worth approximately $1 million, which we hope to achieve during the third quarter of 2004. We hope that current accounting rules will permit us to recognize revenue on the transfer of equipment to the LLC, but there is a chance this will not happen in which case we will have to recognize revenue as service revenue over the term of the contract. This would result in the conversion of equipment revenue to annualized service revenue. It is possible that future VNPPs will be treated similarly, which could result in annualized service revenue from multiple contracts with terms of 10 to 15 years. The effect of this treatment would be to build a base of long-term recurring revenue vs. up-front equipment revenue. After the first transfer to the LLC, we anticipate transferring newly installed equipment and receiving payment on a regular basis. The ComEd agreement is expected to result in shipments of approximately 1,500 units over the next 18 to 24 months. EnergySaver shipments are expected to increase in the second half of 2004 as a result of the ComEd program in combination with continuing and new sales to commercial customers. We are currently negotiating possible changes to the ComEd contract, which among other things could significantly increase the size of the program and provide other benefits to the Company.

Revenue from the sale of building automation products and services decreased approximately $195,000, or 32% to $408,000 during the three month period ended June 30, 2004, from approximately $603,000 recorded in the same period of 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. This segment completed two of the five long-term projects it was working on during the fourth quarter of 2003 and anticipates completing another project during the third quarter of 2004. We are hoping to begin work on one or two long term projects before the end of 2004 and have been working on various short term retro-fit projects in the interim. We expect the revenue for this segment to remain largely unchanged in future periods from the level realized in the most recent quarterly reporting period.

Cost of sales for the three-month period ended June 30, 2004 declined $902,858, or 60.2% to $597,082 from $1,499,940 for the three-month period ended June 30, 2003. Gross profit for the second quarter of 2004 declined $210,326 to a loss of $41,545 from a profit of $168,781 in the second quarter of 2003. The decline in gross profit is primarily due to the decline in revenue. In addition, the Building Automation and Controls segment defers recognition of all job related profits until the completion of the associated project and did not complete any long-term projects during the second quarter of 2004. This segment anticipates completing one of its long-term projects during the third quarter of 2004, at which time it will recognize any profit associated with the project. Profits in the EnergySaver business are in part influenced by sales volume due to the fixed nature of our manufacturing overhead. As volume increases as a result of the ComEd project, this fixed overhead will be spread over more production, which should contribute to an improvement in the gross margin in this business segment.

SG&A for the three-month period ended June 30, 2004 declined $128,541, or 11.7% to $974,470, from $1,103,011 for the three-month period ended June 30, 2003. Reductions in sales commissions and investor relations expenses were the largest contributors to the reduction in SG&A expense. We expect our SG&A expense to increase slightly over the balance of the year as we add additional headcount to ensure proper execution of the ComEd contract.

Other expense for the three-month period ending June 30, 2004 increased $118,115, to $129,133 from $11,018 for the three-month period ended June 30, 2003. Interest expense for the three-month period ended June 30, 2004 includes amortization of the deferred issuance costs and debt discount related to the Laurus convertible term loan totaling $117,897. Interest income of $7,372 for the second quarter of 2004 was $6,052 higher than that recorded in the second quarter of 2003 due to higher invested cash balances.

During the second quarter of 2003 we agreed to sell substantially all of the assets and most of the liabilities of our Power Management business to a group of investors that included members of the segment’s management. The sale closed on June 3, 2003, effective as of May 31, 2003. As required by SFAS 144 the operating results as well as the loss on disposal for this segment have been presented as discontinued operations. During the three-month period ended June 30, 2003 we recorded an operating loss of $57,691 for the segment as well as a $764,148 loss on the disposal of the segment.

Our dividend expense for the second quarter of 2004 decreased $376,368 to $622,884 from $999,252 for the same period in 2003. We accrued dividends of $325,600 and $612,268 on our Convertible Preferred Stock during the three-month periods ended June 30, 2004 and 2003, respectively. The dividends accrued during the second quarter of 2004 were satisfied through the issuance of 3,256 additional shares of our Series E convertible preferred stock, while the dividends accrued during the second quarter of 2003 were satisfied through the issuance of 61,227 shares of our Series A, C and D convertible preferred stock. We were required to recognize non-cash deemed dividends of $289,784 on June 30, 2004 due to the fact that the conversion price on the shares issued in satisfaction of the accrued dividend had a conversion price that was lower than the market price of our common stock on the date of issue. The closing market price of our stock on June 30, 2004 was $1.89 as compared to $0.95 on June 30, 2003. During the second quarter of 2004 we also incurred a $7,500 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from October 31, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange more time to exercise their warrants so that if they choose to exercise they can do so without violating the short swing trading rules of section 16(b) of the Securities Act of 1934 or our insider trading policy which prohibits the trading of our securities during certain blackout periods prior to the filing of our financial statements. Dividend expense for the second quarter of 2003 included a $386,984 non-cash deemed dividend associated with the sale of the Series D Convertible Preferred stock.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Our total revenue for the six-month period ended June 30, 2004 declined $1,447,695 or 51.3% to $1,371,779 as compared to $2,819,474 for the six-month period ended June 30, 2003. Revenue related to EnergySaver sales declined approximately $1,074,000, or 69%, to approximately $471,000 for the six-month period ended June 30, 2004 as compared to approximately $1,545,000 for the same period in 2003.

EnergySavers unit sales declined 71% to 49 units during the first six months of 2004 (not including units shipped under the ComEd VNPP) from 169 units sold during the first six months of 2003. The decline in EnergySaver revenue is primarily the result of a shift in the market’s response to the Company’s new utility initiative, and in particular the ComEd and Xcel VNPPs. The Company’s in-house sales resources have been focusing on signing up hosts to participate in the ComEd program rather than on making commercial sales. The Company continues to rely upon third party distributors and dealers for direct sales of EnergySavers in markets where a VNPP does not exist. We began shipment of product under the ComEd program in late 2003 with continued shipments during the first half of 2004, but we have not recognized revenue on any of these shipments pending completion of an agreement to transfer the equipment and the ComEd contract to third part LLC (for additional information please see the discussion of the second quarter results above).

Revenue from the sale of building automation products and services declined approximately $373,000, or 29% to $901,000 during the six month period ended June 30, 2004, from approximately $1,274,000 recorded in the same period of 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. The segment had several large projects that were particularly active during the first half of 2003 which contributed to the higher level of revenue during that period. All but one of these projects has since been completed and been replaced by another long term project and various smaller projects that the segment is working on during 2004. We expect revenue for this segment to remain at current levels through the balance of 2004.

Cost of sales for the six-month period ended June 30, 2004 totaled $1,383,091 as compared to $2,616,443 for the six-month period ended June 30, 2003. Gross profit for the first six months of 2004 decreased $214,343 to a loss of $11,312 from a profit of $203,031 during the same period in 2003. The decline in gross profit is primarily due to the decline in revenue. In addition, the Building Automation and Controls segment defers recognition of all job related profits until the completion of the associated project and did not complete any long-term projects during the first half of 2004. This segment anticipates completing one of its long-term projects during the third quarter of 2004, at which time it will recognize any profit associated with the project.

SG&A for the six-month period ended June 30, 2004 declined $122,229 or 5.8% to $2,002,109, as compared to $2,124,338 for the six-month period ended June 30, 2003. Contributing to the decline in SG&A were reductions in salary expense, sales commissions and charges related to investor relation services. These reductions were partially offset by increases in legal and marketing expenses.

Other expense for the six-month period ending June 30, 2004 increased $465,997 to $489,455 from $23,458 for the same period in 2003. Interest expense for the six-month period ended June 30, 2004 included amortization of the deferred issuance costs and debt discount related to the Laurus convertible term loan of $464,948. Interest income of $11,736 for the first half of 2004 was $8,749 higher than the same period in the prior year due to higher invested cash balances.

During the first half of 2003 we agreed to sell substantially all of the assets and to transfer most of the liabilities of our Power Management segment to a group of investors that included members of the segment’s management. The sale closed on June 3, 2003, effective as of May 31, 2003. As required by SFAS 144 the operating results as well as the loss on disposal for this segment have been presented as discontinued operations. During the six-month period ended June 30, 2003 we recorded an operating loss of $302,503 and a $764,148 loss on the disposal of the segment.

Our dividend expense for the first half of 2004 increased $1,953,661 to $3,786,905 from $1,833,244 for the same period in 2003. We accrued dividends of $983,500 and $1,207,977 on our Convertible Preferred Stock during the six-month periods ended June 30, 2004 and 2003 respectively. The dividends accrued during the first six months of 2004 and 2003 were satisfied through the issuance of additional shares of our preferred stock. We were required to recognize non-cash deemed dividends of $927,947 and $217,119 during the first six months of 2004 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the date of issue. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the date of issuance of these dividend shares. In addition, despite the fact that the redemption and exchange transaction was favorable for the Company and its common stockholders (see note 9 to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction, which closed in March 2004, was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the existing preferred stock was originally issued. During the first half of 2004 we also incurred a $15,000 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from June 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange more time to exercise their warrants so that if they choose to exercise they can do so without violating the short swing trading rules of section 16(b) of the Securities Act of 1934 or our insider trading policy which prohibits the trading of our securities during certain blackout periods prior to the filing of our financial statements. Dividend expenses for the first six months of 2003 also included $386,984 of non-cash deemed dividends associated with the issuance of the Series D Convertible Preferred stock.

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

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $3,860,205 compared to $2,467,023 on December 31, 2003. Our debt obligations as of June 30, 2004 consisted of a convertible secured term note of $676,790, a mortgage of $616,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of approximately $7,200.

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

Net cash increased $1,393,182 during the first six months of 2004 as compared to increasing $226,904 during the same period in 2003. Cash consumed by operating activities declined 31.4% to $1,871,979 during the first half of 2004 as compared to $2,728,980 during the same period in 2003. Cash used to fund the net loss before changes in working capital, declined $18,843 or 0.9%, to $2,004,353 during the first six months of 2004 from $2,023,196 during the same period in 2003. The improvements in cash usage related to the disposal of discontinued operations were almost completely offset by reductions in gross profit during the first half of 2004.

Changes in working capital generated cash of $132,374 during the first six months of 2004 as compared to consuming cash of $705,784 during the same period of 2003. Declines in accounts receivable generated $312,247 during the first six months of 2003, while increases in inventory and other current assets consumed $229,097 and $62,100, respectively during the same period. The decline in accounts receivable resulted from receipt of amounts held as retention until completion of larger Building Automation and Controls projects as well as improved collections and the slowdown in sales during the period. The increases in inventory and other current assets were both related to the ramp-up in the ComEd program. Included in inventory are EnergySaver units installed at host locations for the ComEd program for which we have not yet recognized revenue. Other current assets include installation and shipping costs related to these EnergySaver units. Declines in accounts payable and accrued expenses consumed cash of $359,133 and $67,440, respectively during the six-month period ended June 30, 2004. The decline in accounts payable is primarily the result of payments by Great Lakes to subcontractors who worked on long term projects that were completed in the fourth quarter of 2003. The decline in accrued expenses is primarily due to the payment of accrued California sales taxes which are paid in January of every year. Increases in deferred revenue and customer deposits offset the decline in accounts payable and accrued expenses. Deferred revenue increased $49,065 as a result of the deferred recognition of profits on building automation projects and other current assets increased $488,833 due to the receipt of a $500,000 pre-payment from ComEd for curtailment capacity which was recorded as a customer deposit. An increase in accounts receivable and other assets of $1,438,211 during the first half of 2003 was offset by a decline in inventory of $604,330. The increase in accounts receivable was due in large part to the increase in sales in the Building Automation and Controls segment and a general slow down in receivables turnover in both segments. The decline in inventory came primarily from the Energy Technology segment where we purposely worked to reduce inventory levels. The combination of changes in accounts payable and accrued expenses generated $80,549 of cash during the first half of 2003 primarily related to the increase in business activity in both business segments during the period.

Investing activities consumed cash of $11,804 during the six-month period ending June 30, 2004 as compared to generating $913,743 during the same period in 2003. We invested $11,804 and $15,289 in new equipment during the six month periods ended June 30, 2004 and 2003, respectively. In June 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032.

Financing activities generated cash of $3,276,965 and $2,042,141 during the six-month periods ended June 30, 2004 and 2003, respectively. During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and 5 year warrants to purchase additional shares of common stock. We used $7,000,006 of the net proceeds from this issuance to effectuate a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $897,135. During the period we also made scheduled principal payments on our mortgage and auto loan of $19,542 and received $193,648 in net proceeds from the exercise of warrants to purchase shares of our common and preferred stock. During 2003, we entered into several private placement transactions in which we sold securities including shares of our common stock, shares of our Series D Convertible Preferred stock, preferred stock warrants and common stock warrants, generating gross proceeds of $3,169,914, which was partially offset by issuance costs of $301,290. We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to paydown the outstanding balance on our revolving line of credit of $500,000. We made scheduled principal payments of $66,281 on various loans during the first half of 2003 and borrowed $10,000 to finance the purchase of new equipment. In April of 2003, the holder of a common stock warrant paid $27,000 to exercise his right to purchase common stock at $1.00 per share. We also received a payment of $798 during the first half of 2003 from a shareholder, which represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Act of 1934.

Our mortgage with American Chartered Bank matures on February 1, 2005, at which time we will owe a balloon payment of $595,000, unless we refinance or extend the mortgage prior to the maturity. It is our intent to attempt to refinance the mortgage with American Chartered Bank or another lender prior to the end of 2004.

We currently have a $2 million convertible revolving credit facility with Laurus Master Fund, Ltd. (“Laurus”). The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of our eligible accounts receivable. We have not borrowed under the facility, thus it remains fully available to the extent of our eligible receivables. As of June 30, 2004 eligible receivables would support borrowings of approximately $736,000 under the facility. The revolving credit facility expires on September 11, 2005 and accrues interest at the rate of prime (currently 4.25%) plus 1.75%. We have the option of paying interest and principal, or prepaying all or a portion of the advances under each Secured Convertible Revolving Note, with shares of our common stock at the fixed conversion price of $2.12 per share, provided that the closing price of our common stock is greater than $2.43 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. We have filed a registration statement with respect to these shares. In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $2.12 per share. The revolving credit facility is secured by a blanket lien on all of our assets, except for our real estate.

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

In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2004:

•	Successfully execute on the ComEd contract. Executing on ComEd includes signing up hosts, installing equipment and transferring the equipment and contract to a third party investor. We believe that this is important from several different perspectives. First we anticipate that it will have a positive impact on our cash flow. Secondly, we believe it will establish Electric City as a leader in negative power development, thereby supporting VNPP opportunities with other utilities. And finally we believe it will lead to increased commercial sales of the EnergySaver as hosts who participate in the ComEd VNPP but also have operations outside the ComEd territory gain exposure to the technology. This project is under contract, therefore we are focusing a great deal of our resources on this project and have hired and will be hiring additional personnel as part of our efforts to keep this project on schedule.

•	Increase the profitability of EnergySaver sales. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins over the past two years, but believe that the product has the potential for significantly higher margins. We believe that increased volumes that will result from the ComEd program will lead to higher margins as a result of increased capacity utilization. In addition, a price increase that we implemented effective January 1, 2004 should also lead to improved profitability of the EnergySaver.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business become profitable. Great Lakes has recently been awarded new business and is currently working on existing projects that we believe will result in this segment turning profitable during 2004. This segment must execute effectively in order to realize the profitability potential of these projects.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last two years, we must continue to effectively manage all of our costs so that they do not negate the anticipated improvement in profitability in our Energy Technology and Building Automation and Control segments.

•	Be prepared to raise additional capital in limited amounts if necessary to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.

We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive, hopefully sometime during 2005. Our projections contain certain key assumptions which may or may not occur. If any of the key assumptions contained in our projections are proven wrong, we may begin to experience a liquidity shortage sometime in 2005 that could force us to scale back our growth plans, or, in the worst case, cease operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant exposure we have to market risk at this time is the risk of changes in market interest rates. The interest rates on our debt facilities are variable and change with changes in the prime rate. The interest rate on our convertible term loan is equal to the prime rate (currently 4.25%) plus 1.75% or 6%, whichever is greater. The interest rate on our mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase 1 percentage point, the annual interest cost on the term loan and mortgage would increase by approximately $11,000.

ITEM 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s internal controls during the period covered by this report.

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

PART II. OTHER INFORMATION

ITEM 2. Changes In Securities

(1)	On June 16, the holder of a warrant to purchase 94 shares of our Series E Convertible Preferred Stock at $100.00 per share exercised the warrant in full.

(2)	On June 22, 2004, the holder of a warrant to purchase 160,000 shares of the Company’s common stock at $1.00 per share exercised the warrant in full.

(3)	On June 29, 2004, the holder of a warrant to purchase 25,000 shares of the Company’s common stock at $1.00 per share exercised the warrant in full.

(4)	On May 26, 2004, the Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending June 30, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of June 30, 2004. The dividends were paid with 3,256 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock. The Company recorded a non-cash deemed dividend of $289,784 related to the issuance of these dividend shares due to the fact that the conversion price on the dividend shares was lower than the market price of the Company’s common stock on the date of issue.

No underwriters were involved in any of the transactions described above. All of the securities issued in the foregoing transactions were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. The purchasers also represented that they were “accredited investors” as defined in Regulation D and/or were acquiring such securities for investment for their own account and not for distribution. Other than the shares issued pursuant to the exercise of the warrants referred to in (2) and (3) above, which have been registered under the Securities Act of 1933, as amended, all certificates representing the common stock so issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies. Proceeds of the sales referred to in (1), (2) and (3) above were used for general corporate purposes.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 26, 2004, we held our annual meeting of stockholders for the fiscal year ended December 31, 2003. At the annual meeting, six nominees to our Board of Directors were elected to hold office for a one year term ending at our 2005 annual meeting of stockholders or until their respective successors were duly elected and qualified. The number of directors has been set at 12 by resolution of the Board. As of the record date of April 20, 2004, there were 40,922,021 shares of our common stock outstanding.

Pursuant to a Stockholders Agreement, as amended, between the Company and the holders of our Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and the Certificate of Designations governing the Series E Preferred Stock, the holders of the Series E Preferred Stock have the right to elect up to (i) four directors for so long as at least 90,000 shares of Series E Preferred Stock remained issued and outstanding, (ii) three directors for so long as at least 65,000 but less than 90,000 shares of Series E Preferred Stock remained issued and outstanding, (iii) two directors for so long as at least 45,000 but less than 65,000 shares of Series E Preferred Stock remained issued and outstanding and (iv) one director for so long as at least 20,000 but less than 45,000 shares of Series E Preferred Stock remained issued and outstanding. If less than 20,000 shares of Series E Preferred Stock remain issued and outstanding, unless otherwise provided by law, each holder of record of Series E Convertible Preferred Stock has the right to vote on an as-converted basis together with the holders of Common Stock on all matters on which holders of Common Stock are entitled to vote, including the election of directors.

On April 20, 2004, the preferred stockholders held 217,030 shares of the Series E Preferred Stock. Accordingly, the holders of the Series E Preferred Stock were entitled to elect up to four directors (out of 12) to our board. Except for the election of directors nominated by our Board of Directors for election, holders of the Series E Preferred Stock are entitled to vote with the holders of our Common Stock on an as-converted basis on all matters on which our holders of Common Stock are entitled to vote.

As of the record date, there were 40,922,021 shares of our common stock eligible to be voted for the election of directors, of which 36,759,287 shares or 89.8% were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, John C. Bukovski, Robert J. Manning, John P. Mitola, Gerald A. Pientka, and Michael S. Stelter, who were all of the nominees, with results for each director as follows:

Director	For	Withheld
David R. Asplund	36,634,101	125,186
John C. Bukovski	36,631,217	128,070
Robert J. Manning	36,631,917	127,370
John P. Mitola	36,635,401	123,886
Gerald A. Pientka	36,634,431	124,856
Michael S. Stelter	36,634,751	124,536

Other directors whose terms in office continue are Frederic F. Brace, Felicia A. Ferguson and Robert D. Wagner, Jr., all of whom were appointed by the holders of our Series E Preferred Stock.

ITEM 6. Exhibits And Reports On Form 8-K.

(a)	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On May 3, 2004, the Company filed a report on Form 8-K announcing that it had begun to mail its annual meeting material and releasing a copy of its letter to shareholders.

(c)	On May 13, 2004, the Company filed a report on Form 8-K announcing the financial results of the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:
Dated: August 16, 2004	By:	/s/ John Mitola
John Mitola
Chief Executive Officer (principal executive officer)

Dated: August 16, 2004	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)