Form 10-Q
period 2004-09-30
ELECTRIC CITY CORP
filed 2004-11-15
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number 000-2791

ELECTRIC CITY CORP.

(Exact name of issuer as specified in its charter)

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

  Yes  ☐    No  ☒

     41,613,721 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of September 30, 2004.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30
	2004	December 31,
	(unaudited)	2003(1)
Assets
Current Assets
Cash and cash equivalents	$2,657,139	$2,467,023
Accounts receivable, net	1,049,824	1,450,811
Inventories	1,038,239	1,200,146
Prepaid expenses and other	72,546	203,870

Total Current Assets	4,817,748	5,321,850
Net Property and Equipment	1,851,275	1,132,592
Deferred Financing Costs	129,686	482,612
Cost in Excess of Assets Acquired	416,573	416,573

	$7,215,282	$7,353,627

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2004	December 31,
	(unaudited)	2003(1)
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$890,374	$536,809
Accounts payable	740,644	1,298,821
Accrued expenses	795,457	541,588
Deferred revenue	425,104	383,308
Customer deposits	984,941	511,167

Total Current Liabilities	3,836,520	3,271,693

Deferred Revenue	191,666	229,166
Long-Term Debt, less current maturities, net of unamortized discount of $64,969 and $241,775 at September 30, 2004 and December 31, 2003, respectively	334,873	811,836

Total Liabilities	4,363,059	4,312,695

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized	—	23,966
Convertible Series A – 0 and 2,396,590 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively (liquidation value of $47,932,000 as of December 31, 2003)
Convertible Series C – 0 and 233,614 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively (liquidation value of $4,672,000 as of December 31, 2003)	—	2,336
Convertible Series D – 0 and 157,769 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively (liquidation value of $3,155,000 as of December 31, 2003)	—	1,578
Convertible Series E – 218,566 and 0 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively (liquidation value of $43,713,200 and $0 at September 30, 2004 and December 31, 2003, respectively)	2,186	—
Common stock, $.0001 par value; 120,000,000 shares authorized, 41,613,722 and 34,342,022 issued as of September 30, 2004 and December 31, 2003, respectively	4,163	3,436
Additional paid-in capital	55,012,711	51,376,137
Accumulated deficit	(52,166,837)	(48,366,521)

Total Stockholders’ Equity	2,852,223	3,040,932

	$7,215,282	$7,353,627

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, September 30	2004	2003
Revenue	$571,780	$857,021
Expenses
Cost of sales	625,092	868,773
Selling, general and administrative	1,166,831	1,059,416

	1,791,923	1,928,189

Operating loss	(1,220,143)	(1,071,168)

Other Income (Expense)
Interest income	5,924	3,167
Interest expense	(83,220)	(7,953)

Total other income (expense)	(77,296)	(4,786)

Net Loss	(1,297,439)	(1,075,954)

Plus Preferred Stock Dividends	(445,634)	(1,379,889)

Net Loss Available to Common Shareholder	$(1,743,073)	$(2,455,843)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.07)

Weighted Average Common Shares Outstanding	41,467,028	34,149,435

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine months ended, September 30	2004	2003
Revenue	$1,943,559	$3,676,495
Expenses
Cost of sales	2,008,184	3,485,217
Selling, general and administrative	3,168,940	3,183,752

	5,177,124	6,668,969

Operating loss	(3,233,565)	(2,992,474)

Other Income (Expense)
Interest income	17,660	6,154
Interest expense	(584,411)	(34,398)

Total other income (expense)	(566,751)	(28,244)

Loss from continuing operations	(3,800,316)	(3,020,718)

Discontinued Operations
Loss from discontinued operations	—	(302,503)
Loss on disposal of discontinued operations	—	(764,148)

	—	(1,066,651)

Net Loss	(3,800,316)	(4,087,369)

Plus Preferred Stock Dividends	(4,232,539)	(3,213,133)

Net Loss Available to Common Shareholder	$(8,032,855)	$(7,300,502)

Basic and diluted loss per common share from continuing operations	$(0.20)	$(0.19)
Discontinued operations	—	(0.03)
Basic and Diluted Net Loss Per Common Share	$(0.20)	$(0.22)

Weighted Average Common Shares Outstanding	39,326,768	33,603,874

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series A	Series A	Series C	Series C	Series D
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred
	Shares	Stock	Shares	Stock	Shares	Stock	Shares
Balance, December 31, 2003	34,342,022	$3,436	2,396,590	$23,966	233,614	$2,336	157,769
Issuance of common stock (net of offering costs of $897,135)	5,000,000	500	—	—	—	—	—
Conversion of Preferred Stock	1,956,700	196	(145,000)	(1,450)	—	—	—
Redemption of preferred stock	—	—	(514,375)	(5,144)	—	—	(24,087)
Exchange of preferred stock	—	—	(1,737,215)	(17,372)	(233,614)	(2,336)	(133,682)
Cumulative dividends on preferred stock	—	—	—	—
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—
Conversion of term note	130,000	13	—	—	—	—	—
Exercise of warrants	185,000	18	—	—	—	—	—
Warrants issued for services received		—	—	—	—	—	—
Net loss for the nine months ended September 30, 2004	—	—	—	—	—	—	—

Balance, September 30, 2004	41,613,722	$4,163	—	$—	—	$—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Series D	Series E	Series E	Additional		Total
	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2003	$1,578	—	$—	$51,376,137	$(48,366,521)	$3,040,932
Issuance of common stock (net of offering costs of $897,135)	—	—	—	10,102,365	—	10,102,865
Conversion of Preferred Stock	—	(5,067)	(51)	1,305	—	—
Redemption of preferred stock	(241)	—	—	(6,994,621)	—	(7,000,006)
Exchange of preferred stock	(1,337)	210,451	2,105	18,940	—	—
Cumulative dividends on preferred stock		—	—	(1,308,780)	—	(1,308,780)
Satisfaction of accrued dividends through the issuance of preferred stock	—	13,088	131	1,308,649	—	1,308,780
Conversion of term note	—	—	—	275,587	—	275,600
Exercise of warrants	—	94	1	193,629		193,648
Warrants issued for services received	—	—	—	39,500		39,500
Net loss for the nine months ended September 30, 2004	—	—	—	—	(3,800,316)	(3,800,316)

Balance, September 30, 2004	$—	218,566	$2,186	$55,012,711	$(52,166,837)	$2,852,223

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30	2004	2003
Cash Flow from Operating Activities
Net loss	$(3,800,316)	$(4,087,369)
Adjustments to reconcile net loss to net cash used in operating activities, net of asset disposals
Depreciation and amortization	56,801	94,828
Recovery on bad debt	—	(55,000)
Warrants issued in exchange for services received	39,500	299,100
Loss from disposal of discontinued operations	—	764,148
Amortization of deferred financing costs	352,926	—
Amortization of original issue discount	176,806	—
Accrued interest converted to common stock	4,736	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	400,987	230,945
Inventories	(343,222)	658,914
Other current assets	(125,790)	(31,263)
Accounts payable	(558,177)	(190,401)
Accrued expenses	253,869	(273,328)
Deferred revenue	4,296	19,339
Customer deposits	473,774	—

Net cash used in operating activities	(3,063,810)	(2,570,087)

Cash Flows Used In Investing Activities
Sale of discontinued operations	—	929,032
Purchase of property and equipment	(13,241)	(18,135)

Net cash (used in) provided by investing activities	(13,241)	910,897

Cash Flows Provided by (Used in) Financing Activities
Net payment on line of credit	—	(500,000)
Proceeds from long-term debt	—	1,010,000
Payment on long-term debt	(29,340)	(420,769)
Preferred stock redemption	(7,000,006)
Proceeds from issuance of preferred stock	—	1,500,000
Proceeds from issuance of common stock	11,000,000	1,669,916
Issuance costs related to stock issuances	(897,135)	(301,290)
Cash paid for deferred financing costs	—	(304,400)
Proceeds from exercise of warrants	193,648	32,000
Short-swing profit contribution	—	798

Net cash provided by financing activities	3,267,167	2,686,255

Net Increase in Cash and Cash Equivalents	190,116	1,027,065
Cash and Cash Equivalents, at beginning of period	2,467,023	1,555,904

Cash and Cash Equivalents, at end of period	$2,657,139	$2,582,969

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$63,784	$36,791
Cash paid during the periods for interest – discontinued operations	—	8,702
Supplemental Disclosures of Noncash Investing and Financing Activities
Conversion of convertible debt to common stock	$270,864	$—
Accrued interest satisfied through the issuance of common stock	4,736	—

In February and March of 2004, certain holders of Series A preferred stock converted 145,000 shares of Series A preferred stock into 1,450,000 shares of the Company’s common stock.

In July and September of 2004, certain holders of Series E preferred stock converted 5,067 shares of Series E preferred stock into 506,700 shares of the Company’s common stock.

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

The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. At the rate it is currently consuming cash, its cash balances should be sufficient to fund operations for 6 to 9 months, after which it will need to utilize its working capital line. Availability under the working capital line will in part depend on there being sufficient eligible receivables to support the Company’s borrowing needs, the adequacy of which can not be assured. As of September 30, 2004 eligible receivables would support borrowings of approximately $615,000 under the facility. To date the Company has funded its operations primarily through the issuance of equity, however, there is no assurance that it will be able to continue to raise funds in this manner in the future. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Please see the liquidity and capital resources section of Item 2 to this report for additional information on Management’s plan for addressing potential future liquidity concerns.

The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-KSB, for the year ended December 31, 2003.

Note 2 - Stock-based Compensation

At September 30, 2004, the Company had a stock-based compensation plan, which is more fully described in Note 16 in the Company’s Annual Report on Form 10-KSB as filed on March 29, 2004. The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month or nine month periods ended September 30, 2004 or September 30, 2003, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Loss, as reported	$(1,297,000)	$(1,076,000)	$(3,800,000)	$(4,087,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for awards [1]	(249,000)	(223,000)	(777,000)	(566,000)

Net Loss, pro-forma	(1,546,000)	(1,299,000)	(4,577,000)	(4,653,000)
Preferred stock dividends	(446,000)	(1,380,000)	(4,233,000)	(3,213,000)

Net Loss Available to Common Shareholder	$(1,992,000)	$(2,679,000)	$(8,810,000)	$(7,866,000)

Net loss per share
Basic and diluted – as reported	$(0.04)	(0.07)	$(0.20)	(0.22)
Basic and diluted – pro- forma	$(0.05)	(0.08)	$(0.22)	(0.24)

[1] All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

Note 3 - Recent Accounting Pronouncements

In March, 2004, the FASB issued an exposure document entitled Share-Based Payment — an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

Note 4 – Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three and nine months ended September 30, 2004 and 2003 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2004	2003	2004	2003
Weighted average shares issuable upon exercise of outstanding options	10,776,000	10,319,000	10,590,000	10,282,000
Weighted average shares issuable upon exercise of outstanding warrants	11,262,000	9,447,000	10,904,000	9,037,000
Weighted average shares issuable upon conversion of preferred stock	21,682,000	26,544,000	23,438,000	24,135,000
Weighted average shares issuable upon conversion of convertible debt	350,000	103,000	339,000	35,000

Total	44,070,000	46,413,000	45,271,000	43,489,000

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

	Three Months Ended		Nine months Ended
	September 30		September 30
	2004	2003	2004	2003
Balance, beginning of period	$128,182	$122,892	$121,702	$107,127
Warranties issued	10,000	5,250	22,750	48,750
Settlements	(1,026)	(6,741)	(7,296)	(34,476)

Balance, as of September 30	$137,156	$121,401	$137,156	$121,401

Note 6 - Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$502,711	$496,906
Work in process	—	12,817
Finished goods	535,528	690,423

	$1,038,239	$1,200,146

Note 7 - Dividends

Dividends are comprised of the following:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2004	2003	2004	2003
Accrual of Dividend on Series A Convertible Preferred	$—	$570,277	$540,705	$1,669,444
Accrual of Dividend on Series C Convertible Preferred	—	55,589	53,206	162,733
Accrual of Dividend on Series D Convertible Preferred	—	37,542	35,932	39,208
Accrual of Dividend on Series E Convertible Preferred	325,280	—	678,937	—
Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock	—	—	—	386,984
Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of convertible preferred dividends	120,354	716,481	1,048,301	954,764
Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	—	1,860,458	—
Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	—	15,000	—

Total	$445,634	$1,379,889	$4,232,539	$3,213,133

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

The following is the Company’s business segment information:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:
Energy Technology	$98,000	$275,000	$594,000	$1,841,000
Building Automation Controls	475,000	597,000	1,377,000	1,884,000
Intercompany sales – Energy Technology	—	(15,000)	(25,000)	(36,000)
Intercompany sales – Building Control and Automation	(1,000)	—	(2,000)	(13,000)

Total	572,000	857,000	1,944,000	3,676,000
Operating Loss:
Energy Technology	(651,000)	(488,000)	(1,684,000)	(1,327,000)
Building Automation Controls	(113,000)	(147,000)	(344,000)	(459,000)
Corporate Overhead	(456,000)	(436,000)	(1,205,000)	(1,207,000)

Total	(1,220,000)	(1,071,000)	(3,233,000)	(2,993,000)
Other Expense	(77,000)	(5,000)	(567,000)	(28,000)

Loss from continuing operations	(1,297,000)	(1,076,000)	(3,800,000)	(3,021,000)

	September	December
	30, 2003	31, 2003
Total Assets:
Energy Technology	$5,936,000	$5,824,000
Building Automation Controls	1,279,000	1,530,000

Total	$7,215,000	$7,354,000

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

The Exchange was effected on a 1 for 10 basis: whereas each share of the Existing Preferred Stock was convertible into 10 shares of Common Stock and had a liquidation preference of $20 per share, each share of the Series E Preferred is convertible into 100 shares of Common Stock and has a liquidation preference of $200 per share. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred, but the expiration date was extended from September 30, 2004 to October 31, 2004, which was subsequently extended to December 31, 2004. Such Series E warrants issued are exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

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

The dilutive effect of the payment-in-kind dividend on the preferred stock has been reduced significantly as a result of the Redemption and Exchange because of the lower dividend rate on the Series E Preferred stock. Based on the terms and number of shares of the Existing Preferred outstanding prior to the Redemption and Exchange, if the Company continued to pay preferred dividends by issuing additional preferred shares, the Company would have issued shares of preferred stock convertible into 10,306,790 shares of common stock over the next three years, whereas it only expects to issue shares of Series E preferred convertible into 4,473,919 shares of common stock over the same period, a reduction of 5,832,871 shares or 56.6%.

As part of the Redemption and Exchange, the preferred stockholders agreed to amend and restate their existing stock trading agreements, effectively replacing them with a new three year agreement containing volume and price limitations which became effective on September 8, 2004, the day after the original expiration date of September 7, 2004. The Investor Rights Agreement and the Stockholders Agreement among the Company, the preferred stockholders and certain other parties were also amended and restated as part of the Redemption and Exchange, principally to reflect the changes in the outstanding preferred stock resulting from the transactions.

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

Note 10 – Amendment to Credit Facility

On August 31, 2004, the Company and Laurus Master Fund, Ltd. (“Laurus”) entered into an amendment to the credit facility dated September 11, 2003. The original credit facility provided for a $1,000,000 term loan (the “Term Loan”) and a revolving credit facility of up to $2,000,000 (the “Revolver”), both of which were convertible into Electric City’s common stock at $2.12 per share. As of August 31, 2004 the outstanding balance on the Term Loan was $676,790 and there were no borrowings under the Revolver. As part of the amendment to the facility Laurus agreed to extend the maturity of both the term loan and revolving credit facility from September 1, 2005 to September 1, 2006 and defer scheduled Term Loan principal payments for nine months in exchange for adjusting the conversion price on the Term Loan and the Revolver to $1.64 per share. The revised Term Loan payment schedule calls for monthly principal payments of $35,000 plus interest beginning on February 1, 2005, with a final principal payment of $11,790 on September 1, 2006.

Note 11 – Equity Issuances

During the first quarter of 2004 Laurus Master Funds has converted $270,863 of principal on the Company’s Convertible Term Note into 130,000 shares of common stock.

During the first quarter of 2004 holders of the Company’s Series A Convertible Preferred Stock converted 145,000 shares of Series A Convertible Preferred Stock into 1,450,000 shares of common stock.

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

On June 16, 2004, Mr. David Asplund, a director of the Company, exercised a warrant to purchase 94 shares of the Company’s Series E Convertible Preferred Stock at $100 per share.

During the second quarter of 2004 the holders of warrants to purchase 185,000 shares of the Company’s common stock at $1.00 per share exercised their warrants in full.

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

On July 15, 2004, a holder of the Company’s Series E Convertible Preferred Stock converted 4,000 shares of Series E Convertible Preferred Stock into 400,000 shares of common stock.

On September 2, 2004 the Company issued a two year warrant to purchase 65,000 shares of its Common Stock at $1.59 per share to a company controlled by Michael Stelter, one of the Company’s directors, as compensation for marketing services received. The warrants were valued at $29,900 using a modified Black-Sholes option pricing model and were charged to operations during the period.

On September 3, 2004 the Company issued a two year warrant to purchase 20,000 shares of its Common Stock at $1.55 per share to a consultant for services received. The warrants were valued at $9,600 using a modified Black-Sholes option pricing model and were charged to operations during the period.

On September 13, 2004, a holder of the Company’s Series E Convertible Preferred Stock converted 1,067 shares of Series E Convertible Preferred Stock into 106,700 shares of common stock.

On October 20, 2004, the Board of Directors authorized payment of dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending September 30, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of September 30, 2004. The dividends were paid with 3,253 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock. The Company recorded a non-cash deemed dividend of $120,354 related to the issuance of these dividend shares due to the fact that the conversion price on the dividend shares was lower than the market price of the Company’s common stock on the date of issue.

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

Overview

We are a developer, manufacturer and integrator of energy savings technologies, and building automation systems as well as an independent developer of scalable, negative power systems. We currently market the EnergySaver, and the GlobalCommander energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name, Virtual “Negawatt” Power Plan or “VNPP”. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we market primarily to utilities as a demand response system. We believe that the Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. In October 2003, we entered into an agreement with Commonwealth Edison (“ComEd”) to develop the first 50-megawatt VNPP system, to be located in northern Illinois. We anticipate that approximately 1,500 EnergySavers will be required to deliver the 50 megawatts of curtailment envisioned under this contract. We have begun to install EnergySavers under this program and expect to complete the installation of units over the next 18 to 24 months. In addition to our EnergySaver system, we design, install and monitor building control and environmental systems through our subsidiary Great Lakes Controlled Energy Corporation (“Great Lakes”).

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

Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Fund, as well as the value of beneficial conversion feature attributed to the Convertible Term Loan. Interest expense also includes amortization of deferred financing costs related to the credit facility with Laurus Master Fund.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Our total revenue for the three-month period ended September 30, 2004 declined $285,241 or 33.3% to $571,780 as compared to $857,021 for the three month period ended September 30, 2003. Revenue related to EnergySaver sales declined approximately $162,000, or 62%, to approximately $98,000 for the three months ended September 30, 2004 as compared to approximately $260,000 for the same period in 2003. Results for the third quarter of 2004 do not include revenue from the sale of equipment under the ComEd contract as is more fully described below. The decline in EnergySaver revenue is primarily due to a shift in the Company’s focus from commercial sales to the Company’s utility initiatives, and in particular the ComEd and Xcel VNPPs. The ComEd VNPP agreement was finalized during the third quarter of 2003 and may increase in size by another 50 megawatts as the result of a non-binding letter of understanding signed during the third quarter of 2004. As a result, the Company’s in house sales resources have been focusing efforts on the project and actively seeking users to participate in the program.

In addition to working to finalize the letter of understanding with ComEd to explore expanding the VNPP program to 100 megawatts, management was also focused during the most recent quarter on negotiations with Pacificorp on a contract to provide a 27 megawatt VNPP for its service territory in Salt Lake City, Utah. The Company recently received notice that its bid to provide 27 megawatts of curtailment capacity to Pacificorp was conditionally accepted, pending completion of contracts satisfactory to both parties. We now believe that contract negotiations can be completed before the end of November.

While working on the foregoing, Company management directed selling efforts toward scalable, multi-site customers to participate in the VNPP systems in Chicago, Denver, Ontario and beyond. Customers who have signed contracts or letters of intent to participate include but are not limited to Cintas, Dean Foods, Galyans, Georgia Pacific, Heinz North America, Home Depot, Kohls, Meijer Stores, Midwest

Warehouse, Pete’s Fresh Markets, Owens Corning, Sharp Electronics, and Westfield Shopping Centers. While not all customer facilities will fit the VNPP program requirements due to facility size, installation cost or other issues, many do.

The ComEd VNPP is structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. During the third quarter of 2004 we signed a letter of understanding with ComEd, which among other things contemplates a doubling of the size of the program to 100 megawatts and subject to certain conditions, modification of pricing in a manner which we believe should be favorable for the Company. While we have agreed in principle with ComEd to these changes, execution of amended agreements will depend upon finalization of regulatory changes necessary for ComEd to include the costs of the program in its rate base so that it can recover the cost of the program from its customers. The Illinois Commerce Commission has historically encouraged demand response programs such as our VNPP, and thus far has not indicated it will oppose the proposed changes sought by ComEd. We hope that the amendment to our agreement with ComEd will be executed in definitive form in late 2004 or early 2005 and that the necessary regulatory approvals will be obtained sometime thereafter..

ComEd has provided $1 million as a deposit toward the future purchase of curtailment capacity under the VNPP program. These funds have helped cover the cost of building and installing equipment during the initial phases of the program. We hope that funding required to complete the project will be generated through the sale of the contract and equipment to a limited liability company (the “LLC”) which will be created by a Chicago based investment bank. We believe that we have investors and lenders who are ready and willing to fund the LLC, but the closing, including completion of final documentation, is awaiting execution of the amendment to the ComEd agreement. Our ability to close this transaction has been delayed as a result of ComEd’s desire to await ICC approval of regulatory changes necessary to include the cost of the VNPP in it rate base. As a result of this delay, we have requested ComEd to provide additional advanced funding in the form of additional deposits so that we can continue to ship and install product prior to securing the funding from the LLC. ComEd has no obligation to provide additional advanced funding.

We have not recognized revenue on equipment shipped to date under the ComEd agreement, pending execution of the amendment to agreement and the possible transfer to the LLC. We hope that if we sell the contract and equipment to the LLC as described above, we will be able to recognize revenue on the sale at the time of transfer to the LLC, but there is a chance that due to the structure of the LLC or the terms of the sale we will not be permitted to do so under current accounting rules. In this case, we would receive payment for the equipment at the time of transfer, but would recognize the revenue and related costs over the 13 year term of the underlying ComEd contract. This would result in the conversion of equipment revenue to annualized service revenue. It is possible that future VNPPs will be treated similarly, which could result in annualized service revenue from multiple contracts with terms of 10 to 15 years. The effect of this treatment would be to build a base of longer-term recurring revenue versus up-front equipment revenue for accounting purposes (although we would receive payment earlier than the revenue is recognized). After the first transfer to the LLC, we anticipate transferring newly installed equipment and receiving payment on a regular basis. The ComEd agreement is expected to result in shipments of approximately 1,500 units over the next 18 to 24 months. EnergySaver shipments are expected to increase during 2005 as a result of the ComEd program in combination with continuing and new sales to commercial customers.

Revenue from the sale of building automation products and services decreased approximately $123,000, or 21% to $474,000 during the three month period ended September 30, 2004, from approximately $597,000 recorded in the same period of 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. This segment completed two of the five long-term projects it was working on during the fourth quarter of 2003 and anticipates completing another project during the fourth quarter of 2004. We are hoping to begin work on one or two new long term projects before the end of 2004 and have been working on various short term retro-fit projects in the interim. We expect the revenue for this segment to remain largely unchanged in future periods from the level realized in the most recent quarterly reporting period.

Cost of sales for the three-month period ended September 30, 2004 declined $243,681, or 28% to $625,092 from $868,773 for the three-month period ended September 30, 2003. Gross profit for the third quarter of 2004 declined $41,560 to a loss of $53,312 from a loss of $11,752 in the third quarter of 2003. The decline in gross profit is primarily due to the decline in revenue. In addition, the Building Automation and Controls segment defers recognition of all job related profits until the completion of the associated project and did not complete any long-term projects during the third quarter of 2004. This segment anticipates completing one of its long-term projects during the fourth quarter of 2004, at which time it will recognize any profit associated with the project. Profits in the EnergySaver business are in part influenced by sales volume due to the fixed nature of our manufacturing overhead. As volume increases as a result of the ComEd project, this fixed overhead will be spread over more production, which should contribute to an improvement in the gross margin in this business segment.

SG&A for the three-month period ended September 30, 2004 increased $107,415 or 10.1% to $1,166,831, from $1,059,416 for the three-month period ended September 30, 2003. The increase in SG&A expense was primarily the result of increases in legal expenses related to an ongoing dealer arbitration and personnel related costs as we have added headcount to ensure proper execution of the ComEd contract as a result of our need to implement installations in the latter part or 2004 and throughout 2005. The arbitration is scheduled to be heard in November 2004, after which our legal expenses should return to normal levels, but we expect to experience a slight increase in SG&A in future periods as a result of these headcount additions.

Other expense for the three-month period ending September 30, 2004 increased $72,510, to $77,296 from $4,786 for the three-month period ended September 30, 2003. Interest expense for the three-month period ended September 30, 2004 increased $75,267 as the result of the addition of a $1 million convertible term loan in September 2003. Included in interest expense for the third quarter of 2004 was amortization of the deferred issuance costs and the debt discount related to this convertible term loan totaling $64,784. There was no such amortization recorded in the year earlier period. Interest income of $5,924 for the third quarter of 2004 was $2,757 higher than that recorded in the third quarter of 2003 due to higher invested cash balances and slightly higher interest rates.

Our dividend expense for the third quarter of 2004 decreased $934,255, or 67.7% to $445,634 from $1,379,889 for the same period in 2003. We accrued dividends of $325,280 and $663,408 on our Convertible Preferred Stock during the three-month periods ended September 30, 2004 and 2003, respectively. The dividends accrued during the third quarter of 2004 were satisfied through the issuance of 3,253 additional shares of our Series E convertible preferred stock, while the dividends accrued during the third quarter of 2003 were satisfied through the issuance of 66,341 shares of our Series A, C and D convertible preferred stock. We were required to recognize non-cash deemed dividends of $120,354 and $716,481 on September 30, 2004 and September 30, 2003, respectively due to the fact that the conversion price on the shares issued in satisfaction of the accrued dividend had a conversion price that was lower than the market price of our common stock on the date of issuance of the dividend shares. The closing market price of our stock on September 30, 2004 was $1.37 as compared to $2.08 on September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Our total revenue for the nine-month period ended September 30, 2004 declined $1,732,936 or 47.1% to $1,943,559 as compared to $3,676,495 for the nine-month period ended September 30, 2003. Revenue related to EnergySaver sales declined approximately $1,236,000, or 68%, to approximately $569,000 for the nine-month period ended September 30, 2004 as compared to approximately $1,805,000 for the same period in 2003. Results for the nine-month period ended September 30, 2004 do not include revenue from the sale of equipment under the ComEd contract, as described above. The decline in EnergySaver revenue is primarily the result of a shift in the market’s response to the Company’s new utility initiative, and in particular the ComEd and Xcel VNPPs. The Company’s in-house sales resources have been focusing on signing up hosts to participate in the ComEd program rather than on commercial sales. The Company continues to rely upon third party distributors and dealers for direct sales of EnergySavers in markets where a VNPP does not exist. For additional information on the ComEd VNPP please refer to the discussion of the third quarter results above.

Revenue from the sale of building automation products and services declined approximately $496,000, or 27% to approximately $1,375,000 during the nine month period ended September 30, 2004, from approximately $1,871,000 recorded in the same period of 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. The segment had several large projects that were particularly active during the first nine months of 2003 which contributed to the higher level of revenue during that period. All but two of these projects have since been completed and been replaced by various smaller projects that the segment has been working on during 2004. We expect revenue for this segment to remain at current levels through the balance of 2004 and into 2005.

Cost of sales for the nine-month period ended September 30, 2004 declined $1,477,033 or 42.4% to $2,008,184 from $3,485,217 for the nine-month period ended September 30, 2003. Gross profit for the first nine months of 2004 decreased $255,903 to a loss of $64,625 from a profit of $191,278 during the same period in 2003. The decline in gross profit is primarily due to the decline in revenue. In addition, the Building Automation and Controls segment defers recognition of all job related profits until the completion of the associated project and did not complete any long-term projects during the first nine months of 2004. This segment anticipates completing one of its long-term projects during the fourth quarter of 2004, at which time it will recognize any profit associated with the project.

SG&A for the nine-month period ended September 30, 2004 declined $14,812 or 0.5% to $3,168,940, as compared to $3,183,752 for the nine-month period ended September 30, 2003. Contributing to the decline in SG&A were reductions in salary expense, sales commissions and charges related to investor relation services. These reductions were largely offset by increases in legal and marketing expenses.

Other expense for the nine-month period ending September 30, 2004 increased $538,507 to $566,751 from $28,244 for the same period in 2003. Interest expense for the nine-month period ended September 30, 2004 increased $550,013 as the result of the addition of a $1 million convertible term loan in September 2003. Included in interest expense for the first three quarters of 2004 was amortization of the deferred issuance costs and the debt discount related to this convertible term loan totaling $529,733. There was no such amortization recorded in the year earlier period. Interest income of $17,660 for the first nine months of 2004 was $11,506 higher than the same period in the prior year due to higher invested cash balances and higher interest rates.

During the first nine months of 2003 we agreed to sell substantially all of the assets and to transfer most of the liabilities of our Power Management segment to a group of investors that included members of the segment’s management. The sale closed on June 3, 2003, effective as of May 31, 2003. As required by SFAS 144 the operating results as well as the loss on disposal for this segment have been presented as discontinued operations. During the nine-month period ended September 30, 2003 we recorded an operating loss of $302,503 and a $764,148 loss on the disposal of the segment.

Our dividend expense for the first nine months of 2004 increased $1,019,406 to $4,232,539 from $3,213,133 for the same period in 2003. We accrued dividends of $1,308,780 and $1,871,385 on our Convertible Preferred Stock during the nine-month periods ended September 30, 2004 and 2003, respectively. This decline in accrued dividends is the result of the reduction in the number of preferred shares outstanding and a reduction in the dividend rate that resulted from the redemption and exchange effected in March 2004. Also contributing to the decline was a reduction in the number of preferred shares outstanding resulting from the election of two holders of preferred stock to convert a total of 5,067 shares of preferred stock to shares of common stock. The dividends accrued during the first nine months of 2004 and 2003 were satisfied through the issuance of 13,088 and 187,139 additional shares of our preferred stock, respectively. As part of the redemption and exchange, shares of old preferred stock were exchanged for shares of the new Series E preferred stock at the rate of 10 shares of old preferred for each share of new Series E preferred stock. Additionally, each share of old preferred stock was convertible into 10 shares of common stock, whereas each share of new Series E preferred stock is convertible into 100 shares of common stock. We were required to recognize non-cash deemed dividends of $1,048,301 and $954,764 during the first nine months of 2004 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the date of issue. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the date of issuance of these dividend shares. In addition, despite the fact that we believe the redemption and exchange transaction was favorable for the Company and its common stockholders (see note 9 to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction, which closed in March 2004, was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the preferred stock was originally issued. During the first nine months of 2004 we also incurred a $15,000 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from September 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange more time to exercise their warrants so that if they choose to exercise they can do so without violating the short swing trading rules of section 16(b) of the Securities Act of 1934 or our insider trading policy which prohibits the trading of our securities during certain blackout periods prior to the filing of our financial statements. Dividend expenses for the first nine months of 2003 also included $386,984 of non-cash deemed dividends associated with the issuance of the Series D Convertible Preferred stock.

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

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $2,657,139 compared to $2,467,023 on December 31, 2003. Our debt obligations as of September 30, 2004 consisted of a convertible secured term note of $676,790, a mortgage of $607,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of approximately $6,400.

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

Net cash increased $190,116 during the first nine months of 2004 as compared to increasing $1,027,065 during the same period in 2003. Cash consumed by operating activities increased 19.2% to $3,063,810 during the first nine months of 2004 as compared to $2,570,087 during the same period in 2003. Cash used to fund the net loss before changes in working capital, increased $185,254 or 6.2%, to $3,169,547 during the first nine months of 2004 from $2,984,293 during the same period in 2003. The increased use of cash is primarily the result of the decline in gross profit resulting from lower revenue during the first nine months of 2004 and higher legal expenses related to an ongoing dealer arbitration.

Changes in working capital generated cash of $17,480 during the first nine months of 2004 as compared to $414,206 during the same period of 2004. Declines in accounts receivable generated $400,987 during the first nine months of 2004, while increases in inventory and other current assets consumed $469,012 during the same period. The decline in accounts receivable resulted from receipt of amounts held as retention until completion of larger Building Automation and Controls projects as well as improved collections and the slowdown in sales during the period. The increases in inventory and other current assets were both related to the ramp-up in the ComEd program. Declines in accounts payable and accrued expenses consumed cash of $304,308 during the nine-month period ended September 30, 2004. This decline is primarily the result of payments by Great Lakes to subcontractors who worked on long term projects that were completed in the fourth quarter of 2003. Increases in deferred revenue and customer deposits offset the decline in accounts payable and accrued expenses. Deferred revenue increased $4,296 as a result of the deferred recognition of profits on building automation projects and customer deposits increased $473,774 due to the receipt of a $500,000 pre-payment from ComEd for curtailment capacity. Declines in accounts receivable and inventory generated $889,859 during the first nine months of 2003, while other current assets increased consuming $31,263. The decline in accounts receivable resulted from improved collections and the slowdown in sales during the third quarter of 2003. The decline in inventory came primarily from the Energy Technology segment where we focused on reducing the working capital tied up in inventory by doing a better job of forecasting our raw material and finished goods requirements. Declines in accounts payable and accrued expenses consumed cash of $463,729 during the nine-month period ended September 30, 2003. The decline in accounts payable and accrued expenses was due in large part to a decrease in purchases in the Energy Technology segment during the period.

Investing activities consumed cash of $13,241 during the nine-month period ending September 30, 2004 as compared to generating $910,897 during the same period in 2003. We invested $13,241 and $18,135 in new equipment during the nine month periods ended September 30, 2004 and 2003, respectively. In June 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032.

Financing activities generated cash of $3,276,167 and $2,686,255 during the nine-month periods ended September 30, 2004 and 2003, respectively. During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and 5 year warrants to purchase additional shares of common stock. We used $7,000,006 of the net proceeds from this issuance to effectuate a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $897,135. During the period we also made scheduled principal payments on our mortgage and auto loan of $29,340 and received $193,648 in net proceeds from the exercise of warrants to purchase shares of our common and preferred stock. During 2003, we entered into several private placement transactions in which we sold securities including shares of our common stock, shares of our Series D Convertible Preferred stock, preferred stock warrants and common stock warrants, generating gross proceeds of $3,169,916, which was partially offset by issuance costs of $301,290. We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to pay down the outstanding balance on our revolving line of credit of $500,000. We made scheduled principal payments of $75,769 on various loans during the first nine months of 2003 and borrowed $10,000 to finance the purchase of new equipment. In September 2003 we closed on a new financing agreement under which we generated gross proceeds of $1,000,000 through the issuance of a term note and gained access to a $2,000,000 revolving credit facility, which as of September 30, 2004 was unused. The proceeds from the term note were partially offset by issuance cost of $304,400. Also during September 2003, in consideration of a $47,000 prepayment, American Chartered Bank agreed to renew and extend the mortgage on our building to February 1, 2005. During 2003 holders of certain warrants exercised their rights to purchase common stock, generating $32,000 in cash. During 2003 we also received a payment of $798 from a stockholder which represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Act of 1934.

Our mortgage with American Chartered Bank matures on February 1, 2005, at which time we will owe a balloon payment of $595,000, unless we refinance or extend the mortgage prior to the maturity. It is our intent to attempt to refinance the mortgage with American Chartered Bank or another lender prior to the end of 2004.

We currently have a $2 million convertible revolving credit facility with Laurus Master Fund, Ltd. (“Laurus”). The revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of our eligible accounts receivable. We have not borrowed under the facility, thus it remains fully available to the extent of our eligible receivables. As of September 30, 2004 eligible receivables would support borrowings of approximately $615,000 under the facility. The revolving credit facility expires on September 11, 2006 and accrues interest at the rate of prime (currently 4.75%) plus 1.75%. We have the option of paying interest and principal, or prepaying all or a portion of the advances under each Secured Convertible Revolving Note, with shares of our common stock at the fixed conversion price of $1.64 per share, provided that the closing price of our common stock is greater than $1.88 per share for the 11 trading days immediately proceeding the payment date and that the shares are registered with Securities and Exchange Commission. We have filed a registration statement with respect to these shares. In addition, Laurus has the option to convert all or a portion of the advances under any Secured Convertible Revolving Note into shares of our common stock at any time, subject to certain limitations, at a fixed conversion price of $1.64 per share. The revolving credit facility is secured by a blanket lien on all of our assets, except for our real estate.

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

In an attempt to move the Company to a position where it can start to generate positive cash flow, our management has set the following key objectives for cash flow improvement:

•	Successfully execute on the ComEd contract. Executing on ComEd includes signing up hosts, installing equipment and transferring the equipment and contract to a third party investor. We believe that this is important from several different perspectives. First we anticipate that it will have a positive impact on our cash flow. Secondly, we believe it will establish Electric City as a leader in negative power development, thereby supporting VNPP opportunities with other utilities. And finally we believe it will lead to increased commercial sales of the EnergySaver as hosts who participate in the ComEd VNPP but also have operations outside the ComEd territory gain exposure to the technology. This project is under contract and therefore we are focusing a great deal of our resources on this project. We have hired and will be hiring additional personnel as part of our efforts to keep this project on schedule.

•	Increase the profitability of EnergySaver sales. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins over the past two years, but believe that the product has the potential for significantly higher margins. We believe that increased volumes that will result from the ComEd program will lead to higher margins as a result of increased capacity utilization. In addition, a price increase that we implemented effective January 1, 2004 should also lead to improved profitability of the EnergySaver.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business become profitable. Great Lakes has recently been awarded new business and is currently working on existing projects that we believe will result in this segment turning profitable during 2004. This segment must execute effectively in order to realize the profitability potential of these projects.

•	Seek to opportunistically acquire complementary products, services and/or technologies to expand our product offerings to the expanding list of customer relationships we are developing through the VNPP programs.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last two years, we must continue to effectively manage all of our costs so that they do not negate the anticipated improvement in profitability in our Energy Technology and Building Automation and Control segments.

•	Be prepared to raise additional capital in limited amounts if necessary to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant exposure we have to market risk at this time is the risk of changes in market interest rates. The interest rates on our debt facilities are variable and change with changes in the prime rate. The interest rate on our convertible term loan is equal to the prime rate (currently 4.75%) plus 1.75% or 6.5%, whichever is greater. The interest rate on our mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase 1 percentage point, the annual interest cost on the term loan and mortgage would increase by approximately $13,000.

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

PART II. OTHER INFORMATION

ITEM 2. Changes In Securities

(1)	On September 2, 2004 the Company issued a two year warrant to purchase 65,000 shares of its Common Stock at $1.59 per share to a company controlled by Michael Stelter, one of the Company’s directors, as compensation for marketing services received. The warrants were valued at $29,900 using a modified Black-Sholes option pricing model and were charged to operations during the period.

(2)	On September 3, 2004 the Company issued a two year warrant to purchase 20,000 shares of its Common Stock at $1.55 per share to a consultant for services received. The warrants were valued at $9,600 using a modified Black-Sholes option pricing model and were charged to operations during the period.

(3)	On September 13, 2004, a holder of the Company’s Series E Convertible Preferred Stock converted 1,067 shares of Series E Convertible Preferred Stock into 106,700 shares of common stock.

(4)	On October 20, 2004, the Board of Directors authorized payment of dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending September 30, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of September 30, 2004. The dividends were paid with 3,253 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock. The Company recorded a non-cash deemed dividend of $120,354 related to the issuance of these dividend shares due to the fact that the conversion price on the dividend shares was lower than the market price of the Company’s common stock on the date of issue.

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

ITEM 6. Exhibits And Reports On Form 8-K.

(a)	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On August 16, 2004, the Company filed a report on Form 8-K announcing the financial results of the quarter ended June 30, 2004.

(c)	On September 2, 2004, the Company filed a report on Form 8-K announcing that it and Laurus Master Fund, Ltd. had entered into an amendment to the credit facility dated September 11, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: November 15, 2004	By:	/s/ John Mitola

John Mitola
Chief Executive Officer (principal
executive officer)

Dated: November 15, 2004	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)