Form 10-K
period 2004-12-31
ELECTRIC CITY CORP
filed 2005-03-31
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-2791

ELECTRIC CITY CORP.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)

1280 Landmeier Road, Elk Grove Village, IL (Address of principal executive offices)	60007-2410 (Zip Code)

Issuer’s telephone number (847) 437-1666

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock $0.0001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $51,917,332 based on the reported last sale price of common stock on June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 25, 2005, there were 41,828,310 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2004 are incorporated by reference into Part II, Item 5 and Part III of this Report.
II, ITEM 5 III

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

     On December 5, 1997, we were initially formed as Electric City LLC, a Delaware limited liability company. On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation.

     On June 10, 1998, Electric City issued 1,200,272 shares of our common stock with a fair market value of $1,200,272, representing approximately six (6%) percent of Electric City’s then issued and outstanding common stock, to the approximately 330 shareholders of Pice Products Corporation (“Pice”), an inactive, unaffiliated company with minimal assets, pursuant to a merger agreement under which Pice was merged with and into Electric City. The purpose of the merger was to substantially increase the number of our shareholders to facilitate the establishment of a public trading market for our common stock. Trading in our common stock commenced on August 14, 1998 through the OTC Bulletin Board under the trading symbol “ECCC”.

     In May 1999, we purchased most of the assets of Marino Electric, Inc., an entity engaged in the business of designing and manufacturing custom electrical switchgear and distribution panels.

     On August 31, 2000, pursuant to an Agreement and Plan of Merger among us, Switchboard Apparatus, Inc. and Switchboard Apparatus’s stockholders, we acquired Switchboard Apparatus. In connection with the acquisition, Switchboard Apparatus was merged into our wholly owned subsidiary, with our subsidiary continuing as the surviving corporation under the name Switchboard Apparatus, Inc.

     On June 7, 2001, pursuant to an Agreement and Plan of Merger by and among us, Electric City Great Lakes Acquisition Corporation, Great Lakes Controlled Energy Corporation (“Great Lakes”) and Great Lakes stockholders, we acquired Great Lakes. Great Lakes is an independent systems integrator and facilities support specialist and focuses on building automation controls for lighting and HVAC systems for commercial applications. Great Lakes is also a national representative and distributor of select energy metering and control systems. In connection with the acquisition, Great Lakes was merged into our wholly-owned subsidiary Electric City Great Lakes Acquisition Corporation, with our subsidiary continuing as the surviving corporation under the name Great Lakes Controlled Energy Corporation.

     On June 3, 2003, the Company entered into an asset purchase agreement with Hoppensteadt Acquisition Corp., whereby Hoppensteadt acquired all of the assets, except for certain receivables and cash, and assumed all of the liabilities, except for bank debt, of Switchboard Apparatus, the Company’ Power Management segment, as of May 31, 2003.

Products And Services

     The Company currently manufactures products or provides services under two distinct business segments. The energy technology segment includes the EnergySaver and GlobalCommander product lines manufactured and sold by Electric City Corp. In addition, this segment markets the Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which is designed for utilities as a demand response system. The building control and automation business segment is served by our subsidiary, Great Lakes Controlled Energy Corporation, which specializes in the installation and maintenance of building control and automation systems. See note 19 to the consolidated financial statements for additional information regarding the segments of our business.

EnergySaver

     The EnergySaver system is a state-of-the-art lighting control system that reduces energy consumption in indoor and outdoor commercial, institutional and industrial ballasted lighting systems, while maintaining appropriate lighting levels. The EnergySaver is a freestanding enclosure that contains control panels with electrical parts and is connected between the incoming power line and the building’s electrical lighting circuits. The EnergySaver also contains a microprocessor with software that allows the customer to control the amount of energy savings desired which, depending on the application, can be as high as 50%, and provides self-diagnosis and self-correction. The customer can access the EnergySaver’s microprocessor directly or remotely via modem, network or two-way radio.

     The EnergySaver is manufactured to varying sizes and capacities to address differing lighting situations. We can interface our EnergySaver products with new and existing lighting panels, ballasts and lamps without modification. In addition, the EnergySaver system reduces the power consumed by lamps, resulting in a reduction of heat generated within the lighting system, which enhances ballast and lamp life and reduces the amount of air conditioning necessary to cool the building.

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

Virtual Negawatt Power Plan

     The combined technology of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which we market primarily to utilities as a demand response system. The VNPP allows a utility to remotely control commercial, industrial and government lighting systems over a managed and secure Internet protocol (“IP”) network. Through the use of the EnergySaver/GlobalCommander system, the utility is able to reduce electric demand requirements during periods of peak demand, providing instantaneous control, measurement and verification of load reduction. The demand reduction can be specifically placed across a utility grid targeting potential “hot spots” such as particular substations. The Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. For additional information on the VNPP program please see “Item 7 – Management’s Discussion and Analysis or Plan of Operations.”

Building Control and Automation

     Through our wholly owned subsidiary, Great Lakes Controlled Energy Corporation, we provide integration of building and automation control systems for commercial and industrial customers. Great Lakes has been providing building automation services for over 20 years and is an authorized distributor for Teletrol Systems Inc., WattStopper Inc. and Power Measurement Ltd., and is a dealer for Novar Controls Corporation and ABB Drives and Motors.

Marketing, Sales and Distribution

     We have established relationships with distributors (also referred to as “State Representatives”) to market and distribute our EnergySaver products to end-users. As of December 31, 2004, we had eight distributor/state representative agreements covering Arizona, California, Illinois, Indiana, Nevada, New Jersey, Pennsylvania, and Texas. Each distributor is responsible for developing and managing a sales network within its respective territory. Typically the distributor does this by establishing direct relationships with end-users or through dealerships within the territory and overseeing the sales, installation and maintenance of our products by those dealerships. If a distributor sells any of our products outside its territory, such distributor operates as a dealer, meaning it manages end-user sales only. The distributor earns a commission on any sale of our products in its territory whether initiated by the distributor itself, a dealer, or by us.

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

     Our Utility Development area is responsible for marketing the VNPP to utilities. Once a utility signs a VNPP agreement we work jointly with the utility to sign up energy users to participate in the curtailment program by agreeing to the installation of the EnergySaver in their facilities at no cost to the user.

     Great Lakes sells its building automation control systems either directly to end-users (typically commercial or industrial building owners) or by bidding on contracts let by general contractors for new construction or building renovation projects.

Customers

     During 2004, sales to two customers accounted for approximately 57% of our total consolidated revenue. Our largest customers for 2004 were Hill Mechanical Group and Public Energy Solutions. Hill Mechanical Group is a customer of our building automation controls business, while Public Energy Solutions is an EnergySaver dealer. During 2003, four customers accounted for approximately 63% of our total consolidated revenue. The top four customers during 2003 were Electric City of Pennsylvania, Hill Mechanical Group, Jacobsen Power and M&A Railroad and Electric Supply. Hill Mechanical Group and Jacobsen Power were both customers of our building automation controls business, while Electric City of Pennsylvania and M&A Railroad and Electric Supply were EnergySaver dealers. During 2002, sales to our top four customers accounted for 59% of total consolidated revenue. The top customers for 2002 included Jacobsen Power, M&A Railroad Supply, PSEG Energy Technologies (which subsequently became Public Energy Solutions) and Teschky, Inc. Jacobsen Power and Teschky Inc. were both customers of our building automation controls business, while M&A Railroad and Electric Supply and PSEG Energy Technologies were EnergySaver dealers.

     During 2004, we have expended a significant amount of effort on our VNPP concept which focuses on obtaining utility companies as customers. The Company contracts with utility companies to install Energy Saver units at participating host locations. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which demand reduction is provided. No revenue has been recognized under such contracts for the years ended December 31, 2004, 2003 or 2002. During 2004, the Company focused on recruiting host locations for a VNPP contract with Commonwealth Edison. The cost of EnergySaver units currently at host locations under this VNPP program of approximately $900,000 is included in fixed assets and will be depreciated over the 10 year term of this contract. Revenue related to this program will be recognized over 10 years, beginning in 2005 as service revenue related to this equipment.

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

Manufacturing

     Our EnergySaver product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order demand. Rather than adding significantly to our manufacturing overhead to meet anticipated increases in demand, we plan to outsource the manufacturing to contract manufacturers. One potential source of contract manufacturing services we may utilize is GE Industrial, with whom we have a non-binding agreement to provide system components, joint product development, VNPP participation and additional joint efforts.

     The primary components for the EnergySaver are sourced from multiple manufacturers. We are in continuous discussion with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.

     During 2004, approximately 52% of our consolidated material purchases were made from three suppliers. Purchases from any one supplier will vary year-to-year depending on sales and inventory levels. None of these three largest suppliers sell the Company proprietary products that we could not purchase from other vendors.

Compliance With Environmental Laws

     Neither the Company’s production nor sales of its products in any material way generate activities or materials that require compliance with federal, state or local environmental laws.

Research and Development

     The Company, through the day-to-day use of the EnergySaver and its components and its use at various testing sites around the country, develops modifications and improvements to its products. Total research and development costs charged to operations were approximately $150,000, $70,000 and $65,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Intellectual Property

     Certain technologies underlying the EnergySaver products have been patented in the U.S. and Italy by Giorgio Reverberi. A U.S. patent application was filed by Mr. Reverberi in November 1997, and a patent was issued in June 2000.

     Since January 1, 1998, we, along with Mr. Reverberi and Mr. Joseph Marino, have entered into a number of agreements relating to the license of the EnergySaver technology, which grant us the exclusive license rights of Mr. Reverberi’s patent of the EnergySaver technology in all of North America, Central America, South America (excluding the countries of Argentina, Brazil, Chile, Paraguay and Uruguay) and the Caribbean (except Cuba), as well as Africa (excluding the countries of Algeria, Libya, Morocco and Tunisia). Our license expires upon the expiration of Mr. Reverberi’s last expiring patent, which we expect to be on or around November 2017. If either party materially breaches the license and fails to cure the breach within 180 days after notice by the other party of the breach, the other party can terminate the license. We pay Mr. Reverberi a royalty of $200 and Mr. Marino a royalty of $100 for each EnergySaver product we make or sell in territories in which Mr. Reverberi holds a valid patent.

     We have applied for several patents on improvements we have made to the core technology developed by Mr. Reverberi. On April 6, 2004 we received a 20-year patent on the core technology utilized by the GlobalCommander. We have other patents that are pending before the U.S. Patent and Trademark Office, as well as foreign patent offices.

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

Employees

     As of March 25, 2005, we had 27 full time employees, of which five were management and corporate staff, five were engineers, five were engaged in sales and marketing, six were engaged in field service and six were engaged in manufacturing. Of those employees engaged in manufacturing, five are covered by collective bargaining agreements between Electric City and the International Brotherhood of Electrical Workers (“IBEW”), which is affiliated with the American Federation of Labor and Congress of

Industrial Organizations (AFL-CIO). In May of 2002 we renewed the collective bargaining agreement covering all union employees. The new agreement will expire on May 31, 2005.

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

     We were formed in December 1997. To date, we have generated limited revenues from the sale of our products and do not expect to generate significant revenues until we sell a significantly larger number of our products. Accordingly, we have only a limited operating history upon which you can base an evaluation of our business and prospects. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by early stage companies like ours in an evolving market. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

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

     Our auditors have modified their opinion to our audited financial statements for the year ended December 31, 2004 to include an emphasis paragraph, stating that our continuing losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our management has developed a plan that includes among other things, raising additional capital to fund operations until our sales and internally generated cash flow can support our ongoing operations. If we are unsuccessful in raising additional capital our ability to continue to operate as a going concern could be in doubt.

A decrease in electric retail rates could lessen demand for our EnergySaver products.

     Our principal products, our EnergySaver products, have the greatest profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current levels. Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and reduced demand for energy saving devices such as our EnergySaver products.

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

The loss of key personnel may harm our ability to obtain and retain customers, manage our growth and compete effectively.

     Our future success will depend significantly upon the continued contributions of certain members of our senior management, including John P. Mitola, our Chief Executive Officer, because we believe he is critical to obtaining and retaining customers, managing our growth and the future development of our VNPP concept. Our future success will also depend upon our ability to attract and retain highly qualified technical, operating and marketing personnel. We believe that there is intense competition for qualified personnel in the energy management industry. If we cannot hire, train and retain qualified personnel or if a significant number of our current employees depart, we may be unable to successfully manufacture and market our products.

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

     Our current senior management has limited experience managing a publicly traded company. Our systems currently in place may not be adequate if we continue to grow and may need to be modified and enhanced. The skills of management currently in place may not be adequate if we experience significant growth.

If our management fails to properly identify companies to acquire and to effectively negotiate the terms of these acquisition transactions, our growth may be impaired.

     As part of our growth strategy we intend to seek to acquire companies with complementary technologies, products and/or services. Our management, including our Board of Directors, will have discretion in identifying and selecting companies to be acquired by us and in structuring and negotiating these acquisitions. In general, our common stockholders may not have the opportunity to approve these acquisitions (The holders of Series E Convertible Preferred Stock have certain rights to approve acquisitions). In addition, in making acquisition decisions, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual operating results of any acquired company or the combination of us and an acquired company may fall significantly short of projections.

     We may be unable to acquire companies that we identify for various reasons, including:

▪	our inability to interest such companies in a proposed transaction;

▪	our inability to agree on the terms of an acquisition;

▪	incompatibility between our management and management of a target company; and

▪	our inability to obtain required approvals of the holders of the Series E Convertible Preferred Stock.

     If we cannot consummate acquisitions on a timely basis or agree on terms at all, or if we cannot continue to acquire companies with complementary technologies, products and/or services on terms acceptable to us, our future growth may be impaired.

Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.

     During our limited operating history, we have acquired two companies; Switchboard Apparatus and Great Lakes Controlled Energy, one of which (Switchboard Apparatus) we have subsequently sold. Our future growth may depend, in part, upon our ability to successfully acquire and operate other complementary businesses. We may encounter problems associated with such acquisitions, including the following:

▪	difficulties in integrating acquired operations and products with our existing operations and products;

▪	difficulties in meeting operating expectations for acquired businesses;

▪	diversion of management’s attention from other business concerns;

▪	adverse impact on earnings of amortization or write-offs of goodwill and other intangible assets relating to acquisitions; and

▪	issuances of equity securities that may be dilutive to existing stockholders to pay for acquisitions.

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

     It is likely that we will need to obtain additional funds in the future to grow our product development, manufacturing, marketing and sales activities at the pace that we intend, to continue to fund operating losses until our cash flow turns positive, or to fund acquisitions. If we determine that we do need to raise additional capital in the future and we are not successful in doing so, we might have to significantly scale back or delay our growth plans, reduce staff and delay planned expenditures on research and development and capital expenditures in order to continue as a going concern. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products.

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

Failure to effectively market our energy management products could impair our ability to sell significant quantities of these products.

     One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over more traditional products and competitive products. To do this, we will need to further develop our marketing and sales force. In addition to our internal sales force, we rely on third parties to market and sell our products. We currently maintain a number of relationships and have a number of agreements with third parties regarding the marketing and distribution of our EnergySaver products and depend to some degree upon the efforts of these third parties in marketing and selling these products. Maintenance of these relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The current contracts associated with certain of these relationships allow the distributors to terminate the relationship upon 30 days’ written notice. Without these relationships, our ability to market and sell our EnergySaver products could be harmed and we may need to divert even more resources to increasing our internal sales force. If we are unable to expand our internal sales force and maintain our third party marketing relationships, our ability to generate significant revenues may be harmed.

     The distribution rights we have granted to third parties in specified geographic territories may make it difficult for us to grow our business in such territories if those distributors do not successfully market and support our products in those territories. We have in the past been and may in the future be, involved in disputes with distributors that have distribution rights in specified geographic territories, but are not achieving our goals. During 2000, we repurchased for cash and stock consideration the distribution rights from three distributors that were not meeting our sales goals. We recently settled a dispute with a former distributor to avoid the cost of further litigation. We may have to expend additional funds, incur debt or issue additional securities in the future to repurchase other distribution rights or pursue legal action to enforce our rights under distributor agreements that we have granted or may grant in the future.

If our “Virtual Negawatt Power Plan” concept is unsuccessful, distribution of our EnergySaver product line may be impaired and our growth could suffer.

     During 2001, we announced our “Virtual Negawatt Power Plan” concept. The VNPP is intended to allow a utility to remotely control commercial, industrial and government lighting systems over a managed and secure IP network. It is envisioned that through the use of the EnergySaver/ GlobalCommander system, a utility will be able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The successful implementation of the VNPP concept could significantly increase the sales and profitability of our EnergySaver product line. In 2003, we announced an agreement with Commonwealth Edison to implement a 50-Megawatt VNPP system in northern Illinois. A VNPP agreement was executed with ComEd during the third quarter of 2003 and we began installing product under the program in late 2003, but we have not yet recognized any revenue under this agreement.

     While we have made progress in implementing this program with ComEd, we still have a number of hurdles to clear related to this program. Also, if we fail to recruit enough customers to participate in the program we may not be able to deliver 50MW of demand curtailment, which would result in less revenue from the program than we expect. If our attempts to advance the VNPP concept are unsuccessful, our plans to significantly increase the distribution of our EnergySaver product line may not develop and our growth may be impaired.

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

     The manufacture and sale of our products creates a risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation and reduced sales, cause us to incur significant expenses and divert our management’s time, attention and resources. We do have product liability insurance coverage; however, there is no assurance that such insurance is adequate to cover all potential claims. The successful assertion of any such claim against us could materially harm our liquidity and operating results.

Our current internal manufacturing capacity is limited and if demand for our products increases significantly and we are unable to increase our capacity quickly and efficiently our business could suffer.

     Our EnergySaver products are manufactured at our facilities. To be financially successful, we must manufacture our products, including our EnergySaver products, in substantial quantities, at acceptable costs and on a timely basis. While we have produced approximately 1,200 EnergySaver units over the past six years, we have never approached what we believe is our production capacity. To produce larger quantities of our EnergySaver products at competitive prices and on a timely basis, we will have to further develop our processing, production control, assembly, testing and quality assurance capabilities. We also intend to hire contract manufacturers and outsource the manufacturing of some or all of our products. We have had discussions with several potential contract manufacturers and they have produced units on a trial basis, but their ability to deliver significant quantities of product in a timely manner is still unproven. We may be unable to manufacture our EnergySaver products in sufficient volume and may incur substantial costs and expenses in connection with manufacturing larger quantities of our EnergySaver products. If we are unable to make the transition to large-scale commercial production successfully, our business will be negatively affected. We could encounter substantial difficulties if we decide to outsource the manufacturing of our products, including delays in manufacturing and poor production quality.

Risks Related to Our Common Stock

Due to the current market price of our common stock, in conjunction with the fact that we are a relatively small company with a history of operating losses, the future trading market for our stock may not be active on a consistent basis, which may make it difficult for you to sell your shares.

     The trading volume of our stock in the future will depend in part on our ability to increase our revenue and reduce or eliminate our operating losses, which should increase the attractiveness of our stock as an investment, thereby leading to a more liquid market for our stock on a consistent basis. If an active and liquid trading market does not exist for our common stock, you may have difficulty selling your shares.

The need to raise additional capital will most likely be dilutive to our current stockholders and could result in new investors receiving rights that are superior to those of existing stockholders.

     Since September 2001, we have issued shares of our preferred stock that are currently convertible into 22,475,200 shares of our common stock (including shares issued as dividends). These shares of preferred stock are currently accruing dividends at the rate of 6% per year, though prior to March 22, 2004 they were accruing at the rate of 10% per year. To date we have issued shares of convertible preferred stock in satisfaction of accrued dividends convertible into 7,016,510 shares of Common Stock. The preferred stockholders all have rights that are superior to the rights of our common stockholders, including:

▪	a liquidation preference of $200 per share (under our Series E Preferred which was issued on March 22, 2004 in a 1 for 10 exchange for the outstanding Series A, C and D Preferred shares. See Liquidity and Capital Resources.);

▪	special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which was senior to or equal to the rights of the Series E Preferred (other than to pay dividends on the preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

▪	a conversion price that may be below the market price of our common stock;

▪	the right to elect up to four directors;

▪	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of our common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

▪	a right of first offer on the sale of equity by the Company in a private transaction; and

▪	anti-dilution protection that would adjust the conversion price on their preferred shares and the exercise price on their warrants in the event we issue equity at a price which is less than the conversion price or exercise price of their securities.

     These rights associated with our preferred stock are substantially different than the rights of our common stockholders and may materially decrease the value of our common stock.

Due to the concentration of holdings of our stock, three investors may be able to control matters requiring stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our common stock.

     There are 41,828,310 shares of our common stock outstanding as of March 25, 2005, of which Joseph C. Marino beneficially owns approximately 18%, Richard Kiphart beneficially owns approximately 19% and Security Benefit beneficially owns approximately 18% (each of the aforementioned percentages includes stock options and warrants that are currently exercisable and in the case of Mr. Kiphart include stock issuable upon conversion of Series E Convertible Preferred Stock). As a result of their significant ownership, Mr. Marino, Mr. Kiphart and Security Benefit may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors (other than those directors to be chosen by the holders of our preferred stock), a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Mr. Marino and Mr. Kiphart and Security Benefit could elect to receive a control premium to the exclusion of other stockholders.

     A significant percentage of the outstanding shares of our common stock, including the shares beneficially owned by Mr. Marino, Mr. Kiphart or Security Benefit, can be sold in the public market from time to time, subject to limitations imposed by Federal securities laws and, in the case of Mr. Kiphart, by trading agreements entered into with us. The market price of our common stock could decline as a result of sales of a large number of our presently outstanding shares of common stock by Mr. Marino, Mr. Kiphart, Security Benefit or other stockholders in the public market or due to the perception that these sales could occur. This could also make it more difficult for us to raise funds through future offerings of our equity securities.

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

Item 2. Description of Property

     Our headquarters and the EnergySaver system production facility are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters, manufacturing operations and warehouse. We acquired this facility in August 1998 with a combination of stock and cash. The cash portion of the purchase price was financed through a mortgage on the building. The mortgage was refinanced in December 2004, bears interest at the rate of prime plus 0.5%, and is payable in monthly installments of $3,000 plus interest, until a final balloon payment which is due on February 2006. There is no penalty for prepayment of the mortgage. As of January 31, 2005, the outstanding principal amount of the mortgage was $595,000.

     On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”). Great Lakes currently operates its business from a facility located in Elk Grove Village, Illinois, which is approximately 10,000 square feet. In connection with our acquisition of Great Lakes, we entered into a three-year building lease beginning on the date of the acquisition. Effective June 7, 2004, the lease was extended through December 2005. The building is owned by the former shareholders of Great Lakes, Eugene Borucki and Denis Enberg, both of whom are currently employed by the Company.

     We believe that the space and location of our current facilities in combination with the planned outsourcing of a portion of our manufacturing will be sufficient to reach a level of production projected for the current year.

Item 3. Legal Proceedings

     American Life Insurance Company v. Electric City Corp.; The Stockpage and John Does, is a lawsuit filed on April 29, 2004 in the Circuit Court of Cook County, Illinois, County Department – Chancery Division. The suit accuses the defendants of sending out unsolicited advertisement to telephone facsimile machines in violation of the Telephone Consumer Act, 47 U.S.C.§227 (“TCPA”), the Illinois Consumer Fraud Act, 815 ILCS 505/2, and Illinois common law. The complaint seeks class certification and statutory damages of $500 to $1,500 each on behalf of a class that would include all residents of Illinois who received an unsolicited facsimile advertisement from us, plus attorney’s fees, litigation expenses and costs of the suit. On November 22, 2004 we filed a motion for summary judgment seeking to have the suit dismissed because we did not send out the facsimiles in question, nor did we authorize the distribution of unsolicited facsimiles. The Court has not yet ruled on our motion. Insurance has covered the costs of defending this suit, and while the insurer has reserved its rights with respect to this matter, we believe that should the plaintiff ultimately prevail any judgments against us would be covered by insurance. The Company intends to defend the lawsuit. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the liability from this or any threatened or pending litigation to be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock has traded since December 12, 2000 on the American Stock Exchange under the symbol “ELC.”

     The following table sets forth the quarterly high and low closing prices for our common stock as reported on The American Stock Exchange since January 1, 2003.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2003:
Fiscal Quarter Ended March 31, 2003	$1.50	$0.70
Fiscal Quarter Ended June 30, 2003	$1.66	$0.90
Fiscal Quarter Ended September 30, 2003	$2.21	$0.92
Fiscal Quarter Ended December 31, 2003	$2.70	$2.03

Fiscal Year Ended December 31, 2004:
Fiscal Quarter Ended March 31, 2004	$2.40	$1.83
Fiscal Quarter Ended June 30, 2004	$2.07	$1.62
Fiscal Quarter Ended September 30, 2004	$1.93	$1.35
Fiscal Quarter Ended December 31, 2004	$1.38	$1.10

Holders

     As of March 24, 2005, we had approximately 5,600 holders of record of our common stock and 41,828,310 shares of common stock outstanding.

Dividends

     For the three months ended December 31, 2004, we declared and paid the following dividends on our Convertible Preferred Stock:

•	On December 1, 2004, the Board of Directors authorized payment of dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending December 31, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of December 31, 2004. The dividends were paid with 3,280 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock. The Company recorded a non-cash deemed dividend of $78,720 related to the issuance of these dividend shares due to the fact that the conversion price on the dividend shares was lower than the market price of the Company’s common stock on the date of issue.

     For a further discussion regarding preferred stock dividends, see “Item 7 – Management’s Discussion and Analysis or Plan of Operations – Preferred Stock Dividends.”

     We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We may not pay cash dividends on any of our capital stock) without the consent of at least 66-2/3% of the Series E Convertible Preferred Stock, and the consent of our secured lender. See “Item 7 - Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

     During the twelve months ended December 31, 2004, we issued the securities listed below (in addition to those securities listed under the preceding “Dividends” and to those issuances which we have reported on Form 10-Q during the past year):

     During the fourth quarter of 2004, the holders of warrants to purchase 2,906 shares of Series E Convertible Stock exercised their warrants at a cost of $100 per share. The proceeds of $290,600 received from the exercise of these warrants was used for general corporate purposes.

     The sales and issuances of common stock, debt instruments and warrants to purchase common stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act and no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration unless sale is pursuant to an exemption therefrom.

Item 6. Selected Financial Data

     The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

ELECTRIC CITY CORP. AND SUBSIDIARIES
Selected Financial Data

	Year ended December 31,
	2004	2003	2002 (1)	2001 (2)	2000 (2)(3)
Statement of Operations Data:
Revenue	$2,412,635	$4,631,833	$5,534,522	$2,167,660	$4,342,926

Cost of sales	2,302,104	4,441,687	5,339,352	1,943,895	4,293,764
Selling, general and administrative	4,643,203	4,290,078	6,043,585	8,170,351	8,683,275
Impairment loss	—	—	108,000	—	—
Repurchase of distributor territories and legal settlement	—	—	—	—	1,680,394

Operating loss	(4,532,672)	(4,099,932)	(5,956,415)	(7,946,586)	(10,314,507)

Other income (expense)	(626,690)	(355,359)	(33,615)	(3,401,494)	(21,664)

Loss from continuing operations	(5,159,362)	(4,455,291)	(5,990,030)	(11,348,080)	(10,336,171)

Income (loss) from discontinued operations	—	(1,026,651)	(1,017,897)	(1,622,997)	89,495
Cumulative effect of accounting change	—	—	(4,103,872)	—	—

Net loss	(5,159,362)	(5,481,942)	(11,111,799)	(12,971,077)	(10,246,676)

Basic and diluted loss per common share from continuing operations	$(0.25)	$(0.27)	$(0.33)	$(1.05)	$(0.43)
Basic and diluted loss per common share	(0.25)	(0.30)	(0.49)	(1.10)	(0.43)

Weighted average common shares outstanding	39,901,387	33,761,489	31,213,165	30,048,043	28,505,175

Balance Sheet Data:
Cash and cash equivalents	$1,789,808	$2,467,023	$1,555,904	$5,486,073	$629,436
Working capital (deficiency)	263,304	2,050,157	3,546,270	7,470,046	(1,170,893)
Total assets	6,479,320	7,353,627	8,908,551	16,435,863	12,134,116
Long-term debt, including current portion	1,230,353	1,348,645	1,089,791	1,434,018	1,926,294
Total stockholders’ equity	1,780,271	3,040,932	4,284,291	12,456,833	3,649,046

(1)	In the year ended December 31, 2002, we adopted FAS 142 “Goodwill and Other Intangible Assets”, which required us to test our intangible assets for possible impairment. As a result of this testing we determined the goodwill associated with the Power Management segment was impaired and recorded a write-down of the asset in the amount of $4,103,872, which was reported as a cumulative effect of accounting change in 2002. For a further discussion of these items please refer to “Management’s Discussion and Analysis or Plan of Operation.”

(2)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which among other things provides that good will no longer be amortized, as a result the Company has not record any goodwill amortization beginning in 2002, whereas it recorded approximately $555,000 and $397,000 in 2001 and 2000, respectively.

(3)	This selected financial data for the year ended December 31, 2000 has been revised from the original presentation in the audited financial statements to reflect the Company’s Power Management segment as a discontinued operation (consistent with the years ended December 31, 2001, 2002, and 2003).

Item 7. Management’s Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K. The discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative of such terms or other variations of such terms or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and, therefore, you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.

     We have a limited operating history. All risks inherent in an inexperienced enterprise are inherent in our business.

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

     Use of Estimates

     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, warranty accrual, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition

     We recognize revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received or invoiced prior to satisfying the our revenue recognition criteria is recorded as deferred revenue in the accompanying balance sheet. Our most common source of deferred revenue is building automation projects in which the customer is billed in advance for some portion of the work to be performed. We also record the purchase price for certain distributor territories as deferred revenue, recognizing the purchase price as revenue over the term of the underlying distribution agreement.

     We have also entered into agreements in which we have contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, we install Energy Saver units at participating host locations. The participating host locations receive the benefit of reduced utility costs through the operation of the units. We are able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies typically pay us for the availability of this demand reduction and we recognize revenue under these contracts over the period for which the demand reduction is provided. No revenue has been recognized under such contracts for the years ended December 31, 2004, 2003 or 2002. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and depreciated over the term of the contract.

     Profit Recognition on Long-Term Contracts

     We account for long-term contracts under the percentage of completion method. Effective January 1, 2003, due to our limited experience in estimating the profitability on long-term building automation control contracts, we elected to begin to defer profit on all long-term building automation control contracts until completion of the job, at which time actual profit on the job will be known and recognized. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

     Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and our historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customer’s ability to pay are incorrect, additional allowances may be required. During 2004, we increased our allowance by $21,000, wrote-off $133,000 and recovered $16,000 on receivables that it had previously reserved for as doubtful. As of December 31, 2004 our allowance for doubtful accounts was approximately $199,000, or 15.7% of the outstanding accounts receivable.

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

     Goodwill

     The Company has made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than value based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. During the year ended December 31, 2002, the Company determined that the estimated fair value of goodwill associated with its power management business exceeded the carrying value and as a result recognized an impairment loss of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of our 2002 year-end assessment of the fair value of our goodwill we determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002. As part of our 2003 and 2004 year-end assessment, we updated our long-term projections for the building automation and controls business and estimated the fair value based on the discounted current value of the expected future cash flows. We then compared the implied fair value of the goodwill to its carrying value and determined that the value of the goodwill was not impaired. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.

Results of Operations

     During the twelve-month period ended December 31, 2004, we incurred a net loss of $5.16 million and used $4.04 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent registered public accounting firm modified their opinion on our December 31, 2004 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for future growth. Our efforts to raise additional capital are discussed below.

     Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Electric City’s sales are generated from the sale of products and services, primarily in the U.S. Two customers individually accounted for more than 10% of our consolidated sales during the year ended December 31, 2004, and four customers individually accounted for more than 10% of our consolidated sales during the year ended December 31, 2003. One of these customers individually accounted for more than 10% of our consolidated sales in both years.

     Our cost of goods sold consists primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facility, charges from outside contractors used to install our product in our customers’ facilities, depreciation, charges for potential future warranty claims and royalty costs related to EnergySaver sales.

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

Selling, general and administrative (“SG&A”) expenses include the following components:

▪	direct labor and commission costs related to our employee sales force;

▪	expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits;

▪	commission costs related to our independent sales representatives and our distributors;

▪	costs related to insurance, travel and entertainment and office supplies and the cost of non-manufacturing utilities;

▪	costs related to marketing and advertising our products;

▪	legal expenses;

▪	research and development expenses;

▪	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

     Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of debt discount and deferred financing costs. Debt discount includes the fair value of the warrants issued to Laurus Master Fund in 2003, as well as the value of beneficial conversion feature attributed to the Convertible Term Loan which was borrowed in 2003.

Audited Twelve-Month Period Ended December 31, 2004 Compared With the Audited Twelve-Month Period Ended December 31, 2003

     Revenue. Our revenue declined $2,219,198 or 47.9% to $2,412,635 during the year ended December 31, 2004 from $4,631,833 during the year earlier period. Revenue from the sale of EnergySaver related products and services declined $1,330,467 or 64.5% to $733,630 from $2,064,097 in 2003. Energy Saver unit sales declined 48.4% from 217 units in 2003 to 112 units during 2004 (excluding units shipped under the ComEd VNPP program). The decline in EnergySaver related revenue is directly attributable to our decision to focus on utility programs such as the ComEd, Xcel and Pacificorp VNPP programs, rather than on commercial sales as we have in past years. We anticipate that as a result of this shift in focus service revenue related to long-term contracts will represent a larger portion of our future revenue December 31, 2004, we had shipped 89 EnergySavers to 52 customer hosts under the ComEd program, but we have not recognized revenue related to this program pending completion of an amendment to the existing agreement with ComEd.

     The ComEd VNPP is currently structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. As currently structured, we will recognize revenue under the ComEd program over the life of the program. During the fourth quarter of 2004 we signed a memorandum of understanding with ComEd, which, among other things, contemplates, subject to certain conditions, a doubling of the size of the program to 100 megawatts and modification of pricing in a manner which we believe should be favorable for the Company. A prerequisite to increasing the size of the program and modifying the pricing is finalization of regulatory changes necessary for ComEd to include the costs of the program in its rate base so that it can recover the cost of the program from its customers. A plan that would permit this was submitted to the Illinois Commerce Commission in February 2005. The Illinois Commerce Commission

has historically encouraged demand response programs such as our VNPP, and thus far has not indicated that it will oppose the proposed changes sought by ComEd. If the rules are not adopted by the end of 2006, ComEd will have the option to cap the size of the system at 10 MWs and will also have the option to purchase the equipment outright. We hope that the amendment to our agreement with ComEd will be executed in definitive form in the first half of 2005 and that the necessary regulatory approvals will be obtained sometime thereafter.

     We had not shipped any product under the Xcel or PacifiCorp programs as of December 31, 2004. We began shipping product under the Xcel program during the first quarter of 2005 and anticipate the first shipments under the PacifiCorp program will occur during the second quarter of 2005. The structure of the Xcel program, which provides upfront incentives to offset a portion of the cost of the equipment, will allow us to recognize revenue upon customer acceptance of the installed units. Product must be shipped, installed and accepted prior to June 30, 2005 in order to be eligible for incentives under the current Xcel program. The PacifiCorp program is similar to the existing ComEd program, as a result revenue and expenses will be recognized over the 10-year term of the contract.

     Revenue at our building automation and controls segment declined 34.9% to $1,705,341 in 2004 from $2,618,486 in 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. This segment completed two of the five long-term projects it was working on during the fourth quarter of 2003, one during the first quarter of 2004 and another during the fourth quarter of 2004. The last of the five long term projects should be completed during the first quarter of 2005. We are currently bidding on a couple of potentially significant new long term projects. If we are selected for any of these projects we expect to begin work during the first half of 2005. In the interim, this segment is working on various short term retro-fit projects. We expect the revenue for this segment to remain largely unchanged in future periods from the level realized during 2004.

     Gross Profit. Our consolidated gross profit declined $79,615 or 41.9% to $110,531during 2004, as compared to $190,146 earned during 2003, while our gross margin during 2004 increased to 4.6% from 4.1% in 2003. The EnergySaver related business generated a loss at the gross profit line of approximately $130,000 during 2004 as compared to earning a gross profit of approximately $296,000 during 2003. The decline in profitability was due primarily to the decline in revenue and the shift in focus to our utility programs. The building automation controls business recognized a gross profit of approximately $240,000 during 2004, as compared to a loss of approximately $106,000 in 2003. The improvement in the gross profit in 2004 was the result of recognition of profit on long term jobs that were completed during the year.

     SG&A Expenses. Selling, general and administrative expenses increased $353,125 or 8.2% to $4,643,203 in 2004 from $4,290,078 in 2003. The increase in SG&A expense was primarily due to legal costs related to arbitration we were involved in with a dealer. If it were not for this legal expense our SG&A would have declined year over year as a result of reductions in labor costs, sales commissions to third party dealers and distributors and travel and entertainment expenses. The dealer arbitration was settled in February 2005, thus our legal expenses are expected to decline significantly in 2005. Overall SG&A expense is expected to remain unchanged or increase slightly during 2005 as we add additional resources to assist in the execution of the ComEd, Pacificorp and Xcel programs.

     Other Non-Operating Income (Expense). Other non-operating expense is comprised of interest expense and interest income. Interest expense increased $283,507 to $649,195 during 2004 from $365,688 in 2003. Almost all of the increase in interest expense during 2004 was due to a $268,815 increase in amortization of deferred issuance costs and the original issue discount. Interest expense included amortization expense totaling $574,437 for 2004 as compared to $305,622 for 2003. Interest income increased $12,176 or 117.9% to $22,505 for 2004 as compared to $10,329 for 2003. The increase in interest income is the result of higher interest rates earned on invested balances and higher average invested balances.

     Discontinued Operations. During 2003 we agreed to sell substantially all of the assets and to transfer most of the liabilities of our Power Management segment to a group of investors that included members of the segment’s management. The sale closed on June 3, 2003, effective as of May 31, 2003. As required by SFAS 144 we have presented the operating results as well as the loss on disposal for this segment as discontinued operations. During the twelve-month period ended December 31, 2003 the Power Management segment’s operating loss was $262,503 and in addition, we recognized a $764,148 loss on the disposal of the segment during 2003.

     Preferred Stock Dividends. The dividend expense recognized during 2004 and 2003 was comprised of the following:

Year ended December 31,	2004	2003

Accrual of dividend on Series A Convertible Preferred	$540,705	$2,253,978

Accrual of Series C Preferred dividend	53,206	219,712

Accrual of Series D Preferred dividend	35,932	77,689

Accrual of Series E Preferred dividend	1,006,937	—

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of preferred dividends	1,127,021	1,879,554

Deemed dividend associated with beneficial conversion feature of Series D Preferred stock	—	386,984

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	1,860,458	—

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	15,000	—

Total	$4,639,259	$4,817,917

     Our dividend expense for 2004 declined $178,658 or 3.7% to $4,639,259 from $4,817,917 for 2003. We accrued dividends of $1,636,780 and $2,551,379 on our Convertible Preferred Stock during 2004 and 2003, respectively. This decline in accrued dividends was the result of the reduction in the number of preferred shares outstanding and a reduction in the dividend rate that resulted from the redemption and exchange effected in March 2004. Also contributing to the decline was a reduction in the number of preferred shares outstanding resulting from the voluntary conversion of shares of preferred stock into 1,956,700 shares of common stock. The dividends accrued during 2004 and 2003 were satisfied through the issuance of 16,368 shares of preferred stock (convertible into 1,636,800 shares of common stock) and 255,138 shares of preferred stock (convertible into 2,551,380 shares of common stock), respectively. As part of the redemption and exchange completed in March 2004, shares of old preferred stock were exchanged for shares of the new Series E preferred stock at the rate of 10 shares of old preferred for each share of new Series E preferred stock. Additionally, each share of old preferred stock was convertible into 10 shares of common stock, whereas each share of new Series E preferred stock is convertible into 100 shares of common stock. We were required to recognize non-cash deemed dividends of $1,127,021 and $1,879,554 during 2004 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the date of issue. The decline in this deemed dividend is primarily the result of the reduction in the difference between the market price of our common stock and the conversion price of the dividend shares on the date of issuance of these dividend shares. In addition, despite the fact that we believe the redemption and exchange transaction was favorable for the Company and its common stockholders (see note 15(p) to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the shares of the old preferred stock were originally issued. We also incurred a $15,000 deemed dividend during 2004 when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from September 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange more time to exercise their warrants so that if they chose to exercise they could do so without violating the short swing trading rules of section 16(b) of the Securities Act of 1934 or our insider trading policy which prohibits the trading of our securities during certain blackout periods prior to the filing of our financial statements. Dividend expenses for 2003 also included $386,984 of non-cash deemed dividends associated with the issuance of the Series D Convertible Preferred stock. Again this was due to the fact that the conversion price on the Series D was lower than the market price when the shares of Series D were issued.

     As is more fully described in Note 15(p) to our financial statements, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred”), and exchanged the remaining 2,104,509 shares of Existing Preferred into 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 10 shares of Series E Convertible Preferred Stock for each share of Existing Preferred. The Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate was to increase by 1/2 % every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, significantly reduces the dilutive effect of the payment-in-kind dividend on the preferred stock in periods after March 22, 2004.

Audited Twelve-Month Period Ended December 31, 2003 Compared With the Audited Twelve-Month Period Ended December 31, 2002

     Revenue. Our revenue declined $902,689 or 16.3% to $4,631,833 during the twelve months ended December 31, 2003 from $5,534,522 for the year earlier period. EnergySaver related revenue decreased 33% or $1,025,908, to $2,064,097 in 2003 from $3,090,005 in 2002. EnergySaver unit sales decreased 34% from 327 units in 2002 to 217 units in 2003. We believe the decline in EnergySaver revenue was the result of (1) our customers’ continued deferral of discretionary expenditures until economic conditions improve, and (2) to management’s decision to shift resources to focus on the Company’s new utility initiative, and in particular the Commonwealth Edison (ComEd) VNPP.

     Revenue from our building controls and automation segment decreased $306,898 or 10.5%, to $2,618,486 in 2003 from $2,925,384 million in 2002. Revenue in this segment is recognized as work is completed and material is delivered to the job site and thus will vary based on the level of activity during a particular period. 2003 revenue was derived primarily from five major building automation projects, two of which were begun during 2002 and completed in 2003. One of the projects begun in 2002 and completed in 2003 was the expansion of the Discover Card headquarters in Riverwoods, Illinois. The majority of this project was completed during 2002, contributing to the declined in total revenue for 2003.

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

     Our building automation and controls business reported a loss at the gross profit line during 2003 and 2002 of approximately $106,000 and $115,000, respectively. We account for long-term building automation control contracts under the percentage of completion method. Effective January 1, 2003, due to our limited experience in estimating the profitability on long-term contracts, we elected to begin to defer profit on all long-term contracts until completion of the job, at which time the actual profit on the job will be known and recognized. Only two long-term jobs were completed during 2003, the most significant of which was the expansion of the Discover Card headquarters. The Discover Card project was completed at a loss, but was a strategically important contract for Great Lakes because we believe the building automation system installed by Great Lakes is one of the most sophisticated systems ever completed anywhere. The success of this project has resulted in Great Lakes receiving opportunities to bid on other projects of similar size, but with better profit margins. The combination of the policy to defer profits until project completion and the loss on the Discover Card project contributed to the loss reported in 2003. The 2002 loss was due primarily to aggressive bidding on projects as we attempted to gain market share for Great Lakes in a new market.

     SG&A Expenses. SG&A expense declined 29.0% or $1,753,507 to $4,290,078 for the year ended December 31, 2003 from $6,043,585 during the year ended December 31, 2002. Labor expense was reduced by $837,000, or 30% as a result of the annualization of layoffs implemented in 2002 and further reductions in labor during 2003. Bad debt expense declined $357,000 during 2003 and sales commissions declined $271,000, the result of fewer sales by third party dealers and reduced sales into territories owned by state distributors.

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

     Other Non-Operating Income (Expense). Other non-operating expense is comprised of interest expense and interest income. Interest expense increased $308,798 to $365,688 during 2003 as compared to $56,890 for the year ended December 31, 2002. As is more fully explained in note 10 to the consolidated financial statements, included in the 2003 interest expense is amortization of the deferred issuance costs and debt discount related to the Laurus convertible term loan totaling $305,621. The other components of 2003 interest expense included $32,000 on our mortgage, $18,000 on our convertible term loan and $9,500 on our revolving line of credit. Interest expense for 2002 included interest of $48,000 on our mortgage, $3,000 on our revolving line of credit and $5,500 on a note payable to the sellers of Marino Electric.

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

     Preferred Stock Dividends. The dividend expense recognized during 2003 and 2002 was comprised of the following:

Year ended December 31,	2003	2002

Accrual of Dividend on Series A Convertible Preferred	$2,253,978	$2,041,992

Accrual of Series C Preferred dividend	219,712	116,426

Accrual of Series D Preferred dividend	77,689	—

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction of preferred dividends	1,879,554	507,992

Deemed dividend associated with beneficial conversion feature of Series C Convertible Preferred Stock	—	1,444,697

Deemed dividend associated with beneficial conversion feature of Series D Convertible Preferred Stock	386,984	—

Total	$4,817,917	$4,111,107

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

     The Series A Preferred Stock accrued a dividend at the rate of 10%, which was payable during the first three years following initial issuance at our option in cash or additional shares of Series A Preferred Stock (the dividend rate was scheduled to increase by 1/2% each six months, beginning on October 1, 2004 until the dividend rate equaled 15%). We accrued dividends on the shares of Series A Preferred Stock totaling $2,041,992 and $2,253,978 during 2002 and 2003, respectively, which we elected to pay by issuing additional shares of Series A Preferred Stock. We were required to recognize non-cash deemed dividends of $495,589 and $1,627,985 during 2002 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates of issuance. The increase in this deemed dividend is primarily the result of the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the dates we issued the dividend shares.

     On June 4, 2002 we raised $2.0 million in gross proceeds through the issuance of a package of securities that included shares of our Series C Convertible Preferred Stock, shares of our common stock, warrants to purchase additional shares of our Series C Convertible Preferred Stock (which have expired unexercised) and warrants to purchase additional shares of our common stock. For accounting purposes, proceeds from this transaction were allocated to the Series C Convertible Preferred Stock, the common stock and warrants issued as part of the transaction based on their relative fair values. The difference between the value allocated to the Series C Convertible Preferred Stock and the market price of our common stock on the date of issue, in addition to the value of the stock and warrants issued as part of the transaction were deemed to be equivalent to a non-cash preferred stock dividend. We recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $1,444,697, without any effect on total stockholders equity.

     The Series C Preferred Stock accrued a dividend at the rate of 10%, which was payable during the first three years following initial issuance at our option in cash or additional shares of Series C Preferred Stock (the dividend rate was scheduled to increase by 1/2% each six months, beginning on July 1, 2005 until the dividend rate equaled 15%). We accrued dividends on the shares of Series C Preferred Stock totaling $116,426 and $219,712 during 2002 and 2003, respectively, which we elected to pay by issuing additional shares of Series C Preferred Stock. We were required to recognize non-cash deemed dividends of $12,403 and $158,691 during 2002 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates of issuance. The increase in the deemed dividend is related to the fact that the Series C was outstanding for the entire twelve month period during 2003, where as it was only outstanding for slightly more than six months during 2002. Also contributing to the increase in the deemed dividend was the increased difference in the market price of our common stock relative to the conversion price of the dividend shares on the dates we issued the dividend shares.

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

     The Series D Preferred Stock accrued a dividend at the rate of 10%, which was payable during the first three years following initial issuance at our option in cash or additional shares of Series D Preferred Stock (the dividend rate was scheduled to increase by 1/2% each six months, beginning on July 1, 2006 until the dividend rate equaled 15%). We accrued dividends on the shares of Series D Preferred Stock totaling $77,689 during 2003, which we elected to pay by issuing additional shares of Series D Preferred Stock. We were required to recognize non-cash deemed dividends of $92,878 during 2003, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the dates we issued the dividend shares.

     All outstanding shares of Series A, Series C and Series D Preferred stock were redeemed or exchanged for shares of Series E Convertible Preferred stock on March 22, 2004. See Liquidity and Capital Resources below for additional information on this transaction.

Liquidity and Capital Resources

     During the twelve-month period ended December 31, 2004, we incurred a net loss of $5.16 million and used $4.04 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent registered public accounting firm modified their opinion on our December 31, 2004 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for future growth. Our efforts to raise additional capital are discussed below.

     As of December 31, 2004, we had cash and cash equivalents of $1,789,808, compared to cash and cash equivalents of $2,467,023 on December 31, 2003. Our debt obligations as of December 31, 2004 consisted of a convertible term loan in the amount of $676,790, a mortgage in the amount of $598,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of $5,611.

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

     The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

	Year ended December 31,
	2004	2003	2002
Net cash used in operating activities	$(4,039,058)	$(2,830,117)	$(6,880,511)
Net cash provided by (used in) investing activities	(149,603)	896,728	(6,987)
Net cash provided by financing activities	3,511,446	2,844,508	2,957,329

Net Increase (Decrease) in Cash and Cash Equivalents	(677,215)	911,119	(3,930,169)

Cash and Cash Equivalents, at beginning of period	2,467,023	1,555,904	5,486,073

Cash and Cash Equivalents, at end of period	$1,789,808	$2,467,023	$1,555,904

2004 Compared to 2003

     Net cash declined $677,215 during the year ended December 31, 2004 while net cash increased $911,119 during the year ended December 31, 2003.

Operating Activities

     The cash consumed by operating activities increased $1,208,941 or 42.7% to $4,039,058 during the twelve-month period ended December 31, 2004 as compared to consuming $2,830,117 during the twelve-month period ended December 31, 2003. The cash consumed by operating activities in both periods are largely the result of losses from operations. The increase in cash used in operating activities during 2004 was primarily attributable to the increase in SG&A expense and lower gross profit realized during the year, partially offset by the elimination of the loss from discontinued operations.

Investing Activities

     Investing activities consumed $149,603 during the 2004 compared to generating cash of $896,728 during 2003. The increase in investing activities for 2004 primarily reflects the costs of building and installing equipment for the ComEd VNPP program. These capitalized costs will be amortized over the term of the underlying contract with ComEd. During 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032.

Financing Activities

     Financing activities generated cash of $3,511,446 during 2004 as compared to generating cash of $2,844,508 during 2003. During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and common stock warrants. We used $7,000,006 of the net proceeds from this issuance to effectuate a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $910,393. During the period we also made scheduled principal payments on our mortgage and auto loan of $39,155 and received $461,000 in net proceeds from the exercise of warrants to purchase shares of our common and preferred stock.

     During 2003 we raised $1,000,000 in gross proceeds through the issuance of a convertible term note to Laurus Funds. These proceeds were partially offset by issuance costs totaling $308,228. In November 2003 Laurus converted $52,346 in principal of the note into shares of our common stock. We also raised gross proceeds of $1.5 million from the issuance of our Series D Convertible Preferred Stock and $1,669,914 from the issuance of 1,815,125 shares of our common stock in three separate private placements during 2003. The proceeds from these private placements of our common stock were partially offset by issuance costs of $297,462. During 2003, various holders of warrants exercised their rights under the warrants generating $197,000 in cash. We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to pay down to zero the outstanding balance on our revolving line of credit of $500,000. We also prepaid $47,000 on our mortgage as an inducement for the lender to refinance the mortgage and extend the maturity until February 1, 2005. We made scheduled payments during 2003 of $33,000 on our mortgage, $51,500 on our equipment loan, and $7,014 on various auto loans. We also received a payment of $798 from a board member that represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Exchange Act of 1934.

2003 Compared to 2002

Operating Activities

     The cash consumed by operating activities declined $4,050,394 or 58.9% to $2,830,117 during the twelve-month period ended December 31, 2003 as compared to $6,880,511 consumed during the twelve-month period ended December 31, 2002. Cash used to fund the net loss, calculated at the net loss less non-cash charges declined $2,262,673 or 36.5% in 2003 to $3,928,847 from $6,191,520 in 2002. The improvement in cash used to fund the net loss was primarily due to a $1.8 million reduction in SG&A expense, and the $755,394 reduction in the loss from discontinued operations.

     Changes in net working capital generated $1,098,730 in cash during 2003 as compared to consuming $688,991 during 2002. Most of the improvement in cash used for working capital purposes was due to reductions in inventory, the result of continued focus on better inventory management, and the receipt of a significant customer deposits related to the ComEd VNPP program. These improvements were partially offset by a reduction in accrued expenses during 2003 as amounts owed to subcontractors on building automation control projects were paid during the year.

Investing Activities

     Investing activities generated cash of $896,728 during 2003 as compared to consuming cash of $6,987 during 2002. In June 2003, we sold certain assets and transferred certain liabilities of our Power Management business, generating cash proceeds of $929,032. This source of cash was partially offset by the purchase of equipment during 2003 totaling $32,304. During 2002 we spent $17,487 on new equipment, but this use of cash was partially offset by $10,500 generated through the sale of equipment we no longer used.

Financing Activities

     Financing activities generated cash of $2,844,508 and $2,957,329 during 2003 and 2002, respectively. In September 2003 we raised $1,000,000 in gross proceeds through the issuance of a convertible term note. These proceeds were partially offset by issuance costs totaling $308,228. In November 2003 holder of the Convertible Term Note converted $52,346 in principal into shares of our common stock. We also raised gross proceeds of $1.5 million from the issuance of our Series D Convertible Preferred Stock and $1,669,914 from the issuance of 1,815,125 shares of our common stock in three separate private placements during 2003. The proceeds from these private placements of our common stock were partially offset by issuance costs of $297,462. During 2003, various holders of warrants exercised their rights under the warrants to purchase 197,000 shares of common stock for $197,000 in cash. We used a portion of the proceeds generated from the sale of our Power Management segment to repay $298,000 in equipment loans and to pay down the outstanding balance on our revolving line of credit of $500,000. We also prepaid $47,000 on our mortgage as an inducement for the lender to refinance the mortgage and extend the maturity until February 1, 2005. During 2003 we made scheduled payments of $33,000 on our mortgage, $51,500 on our equipment loan, and $7,014 on various auto loans. During 2003 we also received a payment of $798 from a board member that represented the short-swing profit inadvertently earned when he purchased shares of our stock within six months of selling shares, which is a violation of section 16(b) of the Securities Exchange Act of 1934.

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

LIQUIDITY

     Our primary sources of liquidity are our available cash reserves and borrowing capacity under our working capital line.

     During fiscal 2005, we anticipate our cash usage will be similar to fiscal 2004 in which the Company used approximately $4 million. We anticipate that our cash needs will be funded primarily by financing activities including its $2 million line of credit and additional sales of its preferred and common stock. There can be no assurance that the Company will be successful in raising required funds through the sale of its preferred and common stock.

     We currently have a $2 million secured convertible working capital line with Laurus Master Fund, Ltd. (“Laurus”). As of December 31, 2004 we had not borrowed under the facility. The shift in our focus away from commercial sales to utility programs has resulted in a significant reduction in the amount of receivables generated. As of December 31, 2004 eligible receivables would have supported borrowings of approximately $89,000 under the facility. To address the problem created by our low borrowing base, we negotiated an amendment to the Laurus credit facility in February 2005, which among other things granted us an overadvance on the working capital line though December 2005. Since then, on February 28, 2005 we borrowed the full $2 million available under the facility without the requirement that we have eligible receivables to support the advance. For a more detailed description of this credit facility and the recent amendment, please see note 9 of our consolidated financial statements.

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

     During the last four fiscal years we have raised net proceeds of $28.6 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. As of December 31, 2004 our cash balance was $1,789,808. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2005:

▪	Successfully execute on the ComEd and Pacificorp contracts. We believe that this is important from several different perspectives. We believe the contracts will establish Electric City as the leader in negative power development, thereby supporting VNPP opportunities with other utilities. And we also believe the contracts will lead to increased commercial sales of the EnergySaver as customers who participate in the VNPP programs with operations outside the territories covered by the VNPPs gain exposure to the technology. Both of these projects are currently under contract, therefore we are focusing a great deal of our resources on these projects and will be hiring additional personnel in an attempt to keep the projects on schedule.

▪	Increase the profitability of EnergySaver sales and increase direct sales of EnergySavers to customers who gain familiarity with the technology through their participation in VNPP programs. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins at times over the past three years with increases in volume. We believe that increased volumes that will result from the VNPP programs will lead to consistently higher margins as a result of increased capacity utilization. We have already seen VNPP customers proceed to a point whereby they will place large scale direct orders for EnergySaver systems.

▪	Secure additional VNPP projects. We are currently in discussions with several utilities regarding implementing VNPP programs in their service territories. Recent legislative actions by various states are encouraging or mandating utilities to include demand reduction goals in their long term energy plans. We believe we are well positioned to take advantage of these new requirements. Securing one or two additional VNPP contracts during 2005 should lead to improvements in cash flow beginning in 2006 and we hope, to increased profitability.

▪	Expand and improve the product line through internal development or acquisition. We would like to develop or acquire additional cost effective demand response technology that we can incorporate into our VNPP offering and find ways to reduce the cost of our current technology. Our ability to do this will expand our opportunities with utilities, increase the rate of VNPP development by allowing us to control additional load with existing customers and increase our profitability. In March 2005, we signed a non-binding letter of intent to acquire Maximum Performance Group – a maker of air conditioning control technology.

▪	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has recently or will soon successfully complete several projects which have contributed to improvements in the segment’s profitability and cash flow. Great Lakes’ successful execution on these projects has led to opportunities to bid on other significant projects. If this segment continues to improve as it has during the last two years, we believe it will turn profitable during 2005.

▪	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last several years, we must continue to effectively manage all of our costs so that they do not negate the improvements in profitability we are working to create in our Energy Technology and Building Automation and Control segments.

▪	Secure additional capital to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.

     We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage in the latter half of 2005 which could force us to scale back our growth plans, or in the worst case cease operations.

     If we raise additional capital (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

Contractual Obligations

Our obligations to make future payments under contracts as of December 31, 2004 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5		More than
Contractual Obligations	Total	1 year	years	years		5 years

Long-term debt	$1,280,401	$424,451	$855,950	$—	$	—

Capital leases	—	—	—	—		—

Operating leases	98,600	69,600	29,000	—		—

Purchase obligations	—	—	—	—		—

Employment agreements	610,000	610,000	—	—		—

Total	$1,989,001	$1,104,051	$884,950	$—	$	—

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. We adopted the provisions of FIN 46R effective January 1, 2004 and such adoption did not have a material impact on our consolidated financial statements since we currently have no SPE’s.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the third quarter of fiscal 2005. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined the impact that this Statement will have on our results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures

     The only significant exposure the Company has to market risk is the risk of changes in market interest rates. The interest rates on the Company’s debt facilities are variable and change with changes in the prime rate. The interest rate on the Company’s convertible term loan is equal to the prime rate plus 1.75% or 6%, whichever is greater. The interest rate on the revolving loan is equal to prime plus 1.75%. As of December 31, 2004, the prime rate was 5.25% and the rate on the term loan was 7.0%. The interest rate on the Company’s mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage, the term loan and revolving loan (which was borrowed on February 28, 2005) would increase by approximately $33,000.

Item 8. Financial Statements and Supplemental Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

F-4	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2004, 2003 and 2002

F-8 - F-35	Notes to Consolidated Financial Statements

F-36	Schedule II, Valuation and Qualifying Accounts

Item 9 Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

(a)	Explanation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. During the fourth quarter of 2004 there were no significant changes in the Company’s internal controls or in other factors which materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

     None

PART III

     Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1- Election of Directors,” “Executive Compensation” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11. Executive Compensation

     Information regarding compensation of the Company’s named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding compensation of the Company’s directors is set forth under “Compensation of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Principal Stockholders and Management” in the Proxy Statement, which information is incorporated herein by reference.

     Information regarding the Company’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled “Executive Compensation ” in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Report Schedules, and Reports on Form 8-K

(a)	Exhibits

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1(1)	Certificate of Incorporation

3.2(1)	By-laws

3.3(9)	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.

3.4(9)	Bylaws, as amended

3.5(12)	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2002.

3.6(12)	Charter of Audit Committee, as restated.

3.7(21)	Charter of Governance and Nominating Committee

4.1(2)	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Electric City Corp.

4.2(3)	Specimen Stock Certificate

4.3(7)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of Electric City Corp. dated August 30, 2001.

4.4(10)	Securities Purchase Agreement dated as of May 31, 2002 between Electric City Corp. and Richard Kiphart.

4.5(10)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 3, 2002.

4.6(10)	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 11, 2002

4.7(10)	Stock Trading Agreement, dated as of June 4, 2002, between Electric City Corp. and Richard P. Kiphart.

4.8(6)	2001 Stock Incentive Plan

4.9(12)	Securities Purchase Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.10(12)	Stock Trading Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.11(12)	Securities Purchase Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

4.12(12)	Stock Trading Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

Exhibit
Number	Description of Exhibit
4.13(13)	Securities Purchase Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.14(13)	Acknowledgment and Amendment to Stock Trading Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.15(13)	Securities Purchase Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.16(13)	Stock Trading Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.17(14)	Stock Trading Agreement dated May 31, 2003 between Dale Hoppensteadt and Electric City Corp.

4.18(15)	Securities Purchase Agreement dated June 27, 2003, between Electric City Corp. and Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

4.19(15)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series D Convertible Preferred Stock Of Electric City Corp.

4.20(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.21(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.22(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Jason Diamond.

4.23(18)	Warrant Certificate to Purchase 27,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to William Ritger

4.24(18)	Warrant Certificate to Purchase 15,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Stockbroker.com

4.25(18)	Warrant Certificate to Purchase 5,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Engle Group

4.26(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to R&R Investments

4.27(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Barretto Pacific Corporation

4.28(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

4.29(18)	Warrant Certificate to Purchase 20,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Gregory Hawkins

4.30(18)	Warrant Certificate to Purchase 160,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to TheStockPage.com

4.31(18)	Warrant Certificate to Purchase 40,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Henning Capital Ltd.

4.32(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

Exhibit
Number	Description of Exhibit
4.33(18)	Warrant Certificate to Purchase 10,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Catalina Capital Management

4.34(18)	Warrant Certificate to Purchase 100,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Utica Properties

4.35(20)	Warrant Certificate to Purchase 442,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Equity Fund, Mid Cap Value Series

4.36(20)	Warrant Certificate to Purchase 350,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series V

4.37(20)	Warrant Certificate to Purchase 311,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Mid Cap Growth Fund

4.38(20)	Warrant Certificate to Purchase 645,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series J

4.39(20)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series E Convertible Preferred Stock Of Electric City Corp.

4.40(20)	Amended and Restated Investor Rights Agreement, dated as of March 19, 2004 made by and among Electric City Corp. and Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.41(20)	Amended And Restated Stockholders Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.42(20)	Amended And Restated Stock Trading Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.43(22)	Amended and Restated Directors’ Stock Option Plan

4.44*	Form of Common Stock Warrant Used to Pay Certain Vendors

4.45*	Form of Common Stock Warrant (With Cashless Exercise Provision) Used to Pay Certain Vendors

10.1(1)	Sales, Distribution and Patent License Agreement, dated January 1, 1998, by and between Giorgio Reverberi and Joseph C. Marino

10.2(1)	Sublicense Agreement, dated June 24, 1998, by and between the Electric City Corp. and Joseph C. Marino

10.3(4)	Warrant Certificate to Purchase 3,314,830 Shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Securities, Inc.

Exhibit
Number	Description of Exhibit
10.4(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc.

10.5(7)	Warrant Certificate to Purchase 712,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Morgan Stanley Dean Witter Equity Funding, Inc.

10.6(7)	Warrant Certificate to Purchase 37,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Originators Investment Plan, L.P.

10.7(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Duke Capital Partners, LLC.

10.8(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to EP Power Finance, L.L.C.

10.9(8)	Warrant Certificate to Purchase 421,876 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Leaf Mountain Company, LLC.

10.10(10)	Warrant Certificate to Purchase 281,250 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard Kiphart.

10.11(10)	Warrant Certificates to Purchase 25,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to each of Thomas Duszynski, Brian Porter, John Porter and David R. Asplund, replacing a Warrant Certificate to Purchase 100,000 shares of Common tock Par Value $0.0001 Per Share, of Electric City Corp. previously issued to Delano Group Securities.

10.12(11)	Amendment of contract between Electric City Corp. and the Stockpage, dated June 18, 2002.

10.13(11)	Fourth Amendment To The Warrant To Purchase Common Stock Of Electric City Corp. dated June 18, 2002 by and between Electric City Corp. and the Stockpage.

10.14(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.15(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.16(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to SF Capital Partners.

10.17(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.18(12)	Employment Agreement, dated as of January 13, 2003, between the Company and John Mitola

10.19(13)	Warrant Certificate to Purchase 75,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.20(13)	Warrant Certificate to Purchase 125,974 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard P. Kiphart

10.21(13)	Employment Agreement, effective January 1, 2003, between the Company and Jeffrey Mistarz

10.22(14)	Asset Purchase Agreement dated June 3, 2003, by and among Electric City Corp., Switchboard Apparatus, Inc., and Hoppensteadt Acquisition Corp.

10.23(14)	Strategic Alliance, Co-Marketing and Licensing Agreement dated May 31, 2003 by and between Hoppensteadt Acquisition Corp. and Electric City Corp.

Exhibit
Number	Description of Exhibit
10.24(15)	Form of Common Stock Warrant issued by Electric City in favor of Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

10.25(16)	Securities Purchase Agreement dated September 11, 2003 between Electric City Corp. and Laurus Master Fund, Ltd.

10.26(16)	Convertible Term Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.27(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.28(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.29(16)	Form of Secured Convertible Revolving Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.30(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.31(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.32(20)	Securities Purchase Agreement dated March 19, 2004, between Electric City Corp. and Security Equity Fund, Mid Cap Value Series, SBL Fund, Series V, Security Mid Cap Growth And SBL Fund, Series J

10.33(20)	Redemption and Exchange Agreement dated March 19, 2004, by and among Electric City Corp. and Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

10.34(23)	Amendment to Convertible Term Note dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.35(23)	Amendment to Security Agreement dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.36(24)	Second Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 31, 2004 by Electric City Corp. and American Chartered Bank.

10.37(24)	Amended and Restated Mortgage Note made and entered into on the 31st day of December 2004, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.38*	Agreement between Delano Group Securities, LLC and Electric City Corp. dated August 31, 2004.

10.39 (25)	Amendment To Security Agreement And Registration Rights Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

10.40 (25)	Form of Secured Convertible Revolving Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.41 (25)	Form of Secured Convertible Minimum Borrowing Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

Exhibit
Number	Description of Exhibit
10.42 (25)	Security Agreement dated February 28, 2005 by and between Great Lakes Controlled Energy Corporation and Laurus Master Fund, Ltd.

10.43 (25)	Subsidiary Guaranty dated February 28, 2005 made by Great Lakes Controlled Energy Corporation in favor of Laurus Master Fund, Ltd.

10.44 (25)	Stock Pledge Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

14(19)	Code Of Ethics For Chief Executive Officer And Chief Financial Officer Of Electric City Corp.

21(17)	List of subsidiaries

23.1*	Consent of BDO Seidman LLP with respect to the consolidated financial statements of Electric City Corp.

23.2(5)	Consent of John R. Waters and Company

24	Power of Attorney (included on signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated herein by reference to Electric City Corp.’s registration statement on Form 10SB filed on September 9, 1999 (No. 000-2791).

(2)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated October 17, 2000 filed with the SEC on November 30, 2000 (No. 0-2791).

(3)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-A filed with the SEC on December 8, 2000 (No. 0-2791).

(4)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed with the SEC on August 13, 2001 (No. 0-2791).

(5)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed August 16, 2001 (No. 333-67642).

(6)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 0-2791)

(7)	Incorporated herein by reference to Electric City Corp’s Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642).

(8)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642).

(9)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2001, filed April 15, 2002 (No. 0-2791).

(10)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642).

(11)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002, filed with the SEC on August 14, 2002 (No. 0-2791).

(12)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2002, filed March 31, 2003 (No. 0-2791).

(13)	Incorporated herein by reference to Electric City Corp’s registration statement on Form S-3 filed May 8, 2003 (No. 333-105084).

(14)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 3, 2003 filed with the SEC on June 5, 2003 (No. 0-2791).

(15)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 27, 2003 filed with the SEC on July 2, 2003 (No. 0-2791).

(16)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated September 11, 2003 filed with the SEC on September 16, 2003 (No. 0-2791).

(17)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed October 20, 2003 (No. 333-109835).

(18)	Incorporated herein by reference to Electric City Corp’s post-effective amendment to its registration statement on Form S-3/A filed February 19, 2004 (No. 333-105084).

(19)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2003, filed March xx, 2004 (No. 0-2791).

(20)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated March 19, 2004 filed with the SEC on March 23, 2004 (No. 0-2791).

(21)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed April 30, 2004 (No. 0-2791)

(22)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on May 13, 2004 (No. 0-2791).

(23)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated August 31, 2004 filed with the SEC on September 2, 2004 (No. 0-2791).

(24)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated December 31, 2004 filed with the SEC on January 4, 2005 (No. 0-2791).

(25)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated February 28, 2005 filed with the SEC on March 4, 2005 (No. 0-2791).

(b)	We filed the following report on Form 8-K during the last quarter of the period covered by this report:

▪	We filed a Current Report on Form 8-K on November 16, 2004, pursuant to Items 2.02 and 9.01, in which we incorporated a press release that we filed on November 15, 2004, announcing our results for the three-month and nine-month periods ended September 30, 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.

By:	/s/ John P. Mitola

John P. Mitola
Chief Executive Officer

March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ John P. Mitola	March 31, 2005

John P. Mitola
Chief Executive Officer & Director (principal executive officer)

/s/ Jeffrey R. Mistarz	March 31, 2005

Jeffrey R. Mistarz
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

     The undersigned hereby constitutes and appoints John Mitola and Jeffrey Mistarz, and each of them, as his true and lawful attorneys-in-fact and agents, jointly and severally, with full power of substitution and resubstitution, for and in his stead, in any and all capacities, to sign on his behalf this Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission and granting unto said attorneys-in-fact and agents, and each of them, jointly and severally, the full power and authority to do and perform each and every act and thing necessary or advisable to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, jointly or severally, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Mitola	Chief Executive Officer	February 9, 2005

John Mitola

/s/ Jeffrey Mistarz	Chief Financial Officer & Treasurer	February 9, 2005

Jeffrey Mistarz

/s/ Robert Manning	Chairman of the Board	February 9, 2005

Robert Manning

/s/ David Asplund	Director	February 9, 2005

David Asplund

/s/ John Bukovski	Director	February 9, 2005

John Bukovski

/s/ Gerald Pientka	Director	February 9, 2005

Gerald Pientka

/s/ Michael Stelter	Director	February 9, 2005

Michael Stelter

/s/ David Valentine	Director	February 9, 2005

David Valentine

/s/ Robert Wagner, Jr.	Director	February 9, 2005

Robert Wagner, Jr.

Report of Independent Registered Public Accounting Firm

Electric City Corp.
Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Electric City Corp. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electric City Corp. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP
February 11, 2005, except Note 9, which is as of February 28, 2005

Electric City Corp.

Consolidated Balance Sheets

December 31,	2004	2003

Assets

Current Assets
Cash and cash equivalents	$1,789,808	$2,467,023
Accounts receivable, less allowance for doubtful accounts of $199,000 and $326,000 at December 31, 2004 and 2003, respectively	1,067,104	1,450,811
Inventories (Note 5)	1,029,645	1,200,146
Prepaid expenses and other	90,727	203,870

Total Current Assets	3,977,284	5,321,850

Net Property and Equipment (Note 6)	1,985,561	1,132,592

Deferred Financing Costs, net of amortization of $586,326 and $203,616 at December 31, 2004 and 2003, respectively (Note 9)	99,902	482,612

Cost in Excess of Assets Acquired	416,573	416,573

	$6,479,320	$7,353,627

Electric City Corp.
Consolidated Balance Sheets

December 31,	2004	2003

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit (Note 9)	$—	$—
Current maturities of long-term debt (Notes 10 and 11)	424,451	536,809
Accounts payable	1,284,421	1,298,821
Accrued expenses (Note 7)	567,689	541,588
Deferred revenue	437,419	383,308
Customer deposits	1,000,000	511,167

Total Current Liabilities	3,713,980	3,271,693

Deferred Revenue	179,167	229,166

Long-Term Debt, less current maturities net of unamortized discount of $50,048 and $241,775 as of December 31, 2004 and 2003, respectively (Notes 10 and 11)	805,902	811,836

Commitments (Note 14)

Stockholders’ Equity (Notes 15, 16 and 17)
Preferred stock, $.01 par value; 5,000,000 shares authorized,
Series A – 0 and 2,396,590 issued and outstanding as of December 31, 2004 and December 31, 2003, respectively (liquidation value of $0 and $47,932,000 at December 31, 2004 and December 31, 2003, respectively)	—	23,966
Series C – 0 and 233,614 issued and outstanding as of December 31, 2004 and December 31, 2003, respectively (liquidation value of $0 and $4,672,000 at December 31, 2004 and December 31, 2003, respectively)	—	2,336
Series D – 0 and 157,769 issued and outstanding as of December 31, 2004 and December 31, 2003, respectively (liquidation value of $0 and $3,155,000 at December 31, 2004 and December 31, 2003, respectively)	—	1,578
Series E –224,752 issued and outstanding as of December 31, 2004 (liquidation value of $44,950,400 at December 31, 2004)	2,248
Common stock, $.0001 par value; 120,000,000 shares authorized, 41,612,610 and 34,342,022 issued as of December 31, 2004 and December 31, 2003, respectively	4,163	3,436
Additional paid-in capital	55,299,743	51,376,137
Accumulated deficit	(53,525,883)	(48,366,521)

Total Stockholders’ Equity	1,780,271	3,040,932

	$6,479,320	$7,353,627

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Revenue	$2,412,635	$4,631,833	$5,534,522

Expenses
Cost of sales	2,302,104	4,441,687	5,339,352
Selling, general and administrative	4,643,203	4,290,078	6,043,585
Impairment loss	—	—	108,000

	6,945,307	8,731,765	11,490,937

Operating loss	(4,532,672)	(4,099,932)	(5,956,415)

Other Income (Expense)
Interest income	22,505	10,329	23,275
Interest expense	(649,195)	(365,688)	(56,890)

Total other income (expense)	(626,690)	(355,359)	(33,615)

Loss from continuing operations before discontinued operations and cumulative effect of accounting change	(5,159,362)	(4,455,291)	(5,990,030)

Discontinued Operations:
Loss from operation of discontinued business	—	(262,503)	(1,017,897)
Loss on disposal of switchgear business	—	(764,148)	—

Loss from discontinued operations	—	(1,026,651)	(1,017,897)

Net loss before cumulative effect of accounting change	(5,159,362)	(5,481,942)	(7,007,927)

Cumulative effect of accounting change	—	—	(4,103,872)

Net Loss	(5,159,362)	(5,481,942)	(11,111,799)

Preferred Stock Dividends (Note 16)	(4,639,259)	(4,817,917)	(4,111,107)

Net Loss Available to Common Shareholders	$(9,798,621)	$(10,299,859)	$(15,222,906)

Basic and diluted loss per common share from continuing operations	$(0.25)	$(0.27)	$(0.33)

Discontinued operations	—	(0.03)	(0.03)
Cumulative effect of accounting change	—	—	(0.13)

Basic and Diluted Loss Per Common Share	$(0.25)	$(0.30)	$(0.49)

Weighted Average Common Shares Outstanding	39,901,387	33,761,489	31,213,165

See accompanying notes to consolidated financial statements.

Electric City Corp.

Consolidated Statements of Stockholders’ Equity

			Series A	Series A	Series C	Series C	Series D	Series D	Series E	Series E	Additional			Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Stock	Equity

Balance, December 31, 2001	31,113,842	$3,112	1,966,993	$19,670	—	$—	—	$—	—	$—	$44,215,331	$(31,772,780)	$(8,500)	$12,456,833

Issuance of Series C Convertible Preferred Stock for cash (net of offering costs of $119,743)	—	—	—	—	200,000	2,000	—	—	—	—	1,878,257	—	—	1,880,257
Issuance of common stock to purchasers of Series C Convertible Preferred Stock	30,082	3	—	—	—	—	—	—	—	—	(3)	—	—	—
Issuance of common stock (net of offering costs of $80,000)	1,086,957	109	—	—	—	—	—	—	—	—	919,891	—	—	920,000
Cumulative dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	—	(2,158,418)	—	—	(2,158,418)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	204,199	2,042	11,643	116	—	—	—	—	2,156,260	—	—	2,158,418
Short-swing profit contribution	—	—	—	—	—	—	—	—	—	—	1,300	—	—	1,300
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	—	—	80,000	—	—	80,000
Exercise of warrant in exchange for services received	52,454	5	—	—	—	—	—	—	—	—	57,695	—	—	57,700
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	(11,111,799)	—	(11,111,799)

Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712	211,643	$2,116	—	$—	—	$—	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291

Issuance of common stock (net of offering costs of $154,790)	1,815,125	182	—	—	—	—	—	—	—	—	1,514,944	—	—	1,515,126
Issuance of Series D Convertible Preferred Stock for cash (net of offering costs of $142,672)	—	—	—	—	—	—	150,000	1,500	—	—	1,355,828	—	—	1,357,328
Issuance of common stock to purchasers of Series D Convertible Preferred Stock	22,562	2	—	—	—	—	—	—	—	—	(2)	—	—	—
Cumulative dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	—	(2,551,379)	—	—	(2,551,379)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	225,398	2,254	21,971	220	7,769	78	—	—	2,548,827	—	—	2,551,379
Warrants issued in connection with convertible debt issuance and line of credit	—	—	—	—	—	—	—	—	—	—	541,400	—	—	541,400
Value of beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	—	—	—	180,381	—	—	180,381
Conversion of term note	25,000	3	—	—	—	—	—	—	—	—	52,997	—	—	53,000
Exercise of warrants	197,000	20	—	—	—	—	—	—	—	—	196,980	—	—	197,000
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	—	—	393,550	—	—	393,550
Short-swing profit contribution	—	—	—	—	—	—	—	—	—	—	798	—	—	798
Retirement of shares held in treasury	(1,000)	—	—	—	—	—	—	—	—	—	(8,500)	—	8,500	—
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	—	(5,481,942)	—	(5,481,942)

Balance, December 31, 2003	34,342,022	$3,436	2,396,590	$23,966	233,614	$2,336	157,769	$1,578	—	$—	$51,376,137	$(48,366,521)	$—	$3,040,932

Issuance of common stock (net of offering costs of $910,393)	5,000,000	500	—	—	—	—	—	—	—	—	10,089,107	—	—	10,089,607
Conversion of preferred stock	1,956,700	196	(145,000)	(1,450)	—	—	—	—	(5,067)	(51)	1,305	—	—	—
Redemption of preferred stock	—	—	(514,375)	(5,144)	—	—	(24,087)	(241)	—	—	(6,994,621)	—	—	(7,000,006)
Exchange of preferred stock	—	—	(1,737,215)	(17,372)	(233,614)	(2,336)	(133,682)	(1,337)	210,451	2,105	18,940	—	—	—
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(1,636,780)	—	—	(1,636,780)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—	—	16,368	164	1,636,616	—	—	1,636,780
Conversion of term note	130,000	13	—	—	—	—	—	—	—	—	275,587	—	—	275,600
Exercise of warrants (net of offering costs of $24,000)	185,000	18	—	—	—	—	—	—	3,000	30	460,952	—	—	461,000
Warrants issued for services received	—	—	—	—	—	—	—	—	—	—	72,500	—	—	72,500
Other	(1,112)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	—	(5,159,362)	—	(5,159,362)

Balance, December 31, 2004	41,612,610	$4,163	—	$—	—	$—	—	$—	224,752	$2,248	$55,299,743	(53,525,883)	$—	$1,780,271

See accompanying notes to consolidated financial statements.

Electric City Corp.

Statement of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Cash Flows From Operating Activities
Net loss	$(5,159,362)	$(5,481,942)	$(11,111,799)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets disposed of:
Cumulative effect of accounting change	—	—	4,103,872
Provision for (recovery on) bad debts	5,865	(21,511)	335,505
Depreciation and amortization	58,878	110,632	232,051
Amortization of deferred financing costs	382,710	203,616	—
Amortization of original issue discount	191,727	102,006	—
Issuance of shares and warrants in exchange for services received	72,500	393,550	137,700
Accrued interest converted to common stock	4,736	654	—
Impairment of goodwill	—	—	108,000
Loss on disposal of discontinued operations	—	764,148	—
Loss on disposal of fixed assets	—	—	3,151
Changes in assets and liabilities, net of dispositions
Accounts receivable	377,842	(67,222)	(244,483)
Inventories	(334,628)	713,689	(941,584)
Other current assets	(143,971)	(87,660)	12,639
Accounts payable	(14,401)	74,346	416,867
Accrued liabilities	26,101	(328,898)	555,167
Deferred revenue	4,112	283,308	(487,597)
Customer deposits	488,833	511,167	—

Net cash used in operating activities	(4,039,058)	(2,830,117)	(6,880,511)

Cash Flows From Investing Activities
Sale of discontinued operations	—	929,032	—
Proceeds from sale of fixed assets	—	—	10,500
Purchase of property and equipment	(149,603)	(32,304)	(17,487)

Net cash (used in) provided by investing activities	(149,603)	896,728	(6,987)

Cash Flows From Financing Activities
Payment of amounts due sellers	—	—	(219,067)
Borrowings (payments) on line of credit	—	(500,000)	500,000
Proceeds from long-term debt	—	1,010,000	1,135,000
Payments on long-term debt	(39,155)	(427,514)	(1,260,161)
Preferred stock redemption	(7,000,006)	—	—
Proceeds from issuance of preferred stock	11,000,000	1,500,000	2,000,000
Proceeds from issuance of common stock	—	1,669,914	1,000,000
Costs related to stock issuances	(910,393)	(297,462)	(199,743)
Cash paid for deferred financing costs	—	(308,228)	—
Proceeds from exercise of warrants	461,000	197,000	—
Short-swing profit contribution	—	798	1,300

Net cash provided by financing activities	3,511,446	2,844,508	2,957,329

Net Increase (Decrease) in Cash and Cash Equivalents	(677,215)	911,119	(3,930,169)

Cash and Cash Equivalents, at beginning of period	2,467,023	1,555,904	5,486,073

Cash and Cash Equivalents, at end of period	$1,789,808	$2,467,023	$1,555,904

Electric City Corp.
Statement of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest – continuing operations	$83,000	$44,000	$52,000
Cash paid during the period for interest – discontinued operations	—	9,000	22,000
Stock, warrants and options issued in exchange for services received	72,500	393,550	137,700
Accrual satisfied through the issuance of common stock	4,736	654	—
Inventory transferred to fixed assets (VNPP assets)	762,243	—	—
Satisfaction of accrued dividends on Series A Preferred Stock through the issuance of 5,407 shares of Series E Preferred stock during the year ended December 31, 2004 and 225,398 and 204,199 shares of Series A Preferred stock during the years ended December 31, 2003 and 2002 respectively	540,705	2,253,978	2,041,992
Satisfaction of accrued dividends on Series C Preferred Stock through the issuance of 532 shares of Series E Preferred stock during the year ended December 31, 2004 and 21,971 and 11,643 shares of Series C Preferred stock during the years ended December 31, 2003 and 2002 respectively	53,206	219,712	116,426
Satisfaction of accrued dividends on Series D Preferred Stock through the issuance of 359 shares of Series E Preferred stock during the year ended December 31, 2004 and 7,769 shares of Series D Preferred stock during the year ended December 31, 2003	35,932	77,689	—
Satisfaction of accrued dividends on Series E Preferred Stock through the issuance of 10,070 shares of Series E Preferred stock during the year ended December 31, 2004	1,006,937	—	—
Conversion of convertible debt to common stock	$270,864	$52,346	$—

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

Note 2 – Basis of Presentation

     The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Management is in the process of negotiating additional funding through the issuance of additional equity and continues its efforts to improve profitability through expansion of the Company’s business in both current and new markets. The Company has historically funded its operations through the issuance of additional equity. However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving it’s operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

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

Electric City Corp.
Notes to Consolidated Financial Statements

     Concentration of Risk

     The Company’s customers are primarily distributors of its EnergySaver product line, building owners, general contractors and electrical contractors. During the year ended December 31, 2004 two customers accounted for 46% and 11% of the Company’s consolidated revenue, respectively. Four customers accounted for 26%, 15%, 12% and 10% of the Company’s consolidated revenue, respectively during the year ended December 31, 2003, and four customers accounted for 22%, 16%, 11% and 10% of the Company’s consolidated revenue, respectively, during the year ended December 31, 2002. Of the customers accounting for more than 10% of the Company’s consolidated sales in 2004, one also accounted for more than 10% of consolidated sales in 2003, and of the customers accounting for more than 10% of the Company’s consolidated sales in 2003, one also accounted for more than 10% of consolidated sales in 2002.

     The Company purchases its raw materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its manufacturing processes will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2004, three suppliers accounted for 23%, 17% and 12% of the Company’s total material purchases, respectively. During the year ended December 31, 2003, one supplier accounted for 44% of the Company’s total material purchases. During the year ended December 31, 2002, two suppliers accounted for approximately 17% and 14% of the Company’s total material purchases, respectively.

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

Electric City Corp.
Notes to Consolidated Financial Statements

     Properties & Equipment

     Property and equipment are stated at cost. For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives:

Buildings	39 years
Computer equipment	3 years
Office Equipment	5 years
Furniture	5 - 10 years
Manufacturing equipment	3 - 5 years
Transportation equipment	3 years
VNPP assets	10 years

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the second quarter of fiscal 2002. The impairment testing was performed in two steps: first, determining whether there was an impairment, based upon the fair value of a reporting unit as compared to its carrying value, and second, if there was an impairment, the determination of the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill subject to SFAS 142. Using conservative, but realistic, assumptions to model its power management business and building control and automation business, it determined that the carrying value of the power management business was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the reporting unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. The testing

Electric City Corp.
Notes to Consolidated Financial Statements

resulted in a write-down of recorded goodwill in the amount of $4,103,872, which was recorded as a cumulative effect of a change in an accounting principle. As part of the 2002 year-end assessment of the fair value of its goodwill the Company determined that the carrying value of the goodwill associated with the building automation and control business exceeded the fair value by $108,000. This difference between the carrying value and the estimated fair value of the goodwill was recorded as an impairment loss in 2002. As part of its 2003 and 2004 year-end assessments, the Company updated its long-term projections for the building automation and controls business and estimated the fair value based on the discounted current value of the expected future cash flows. The Company then compared the implied fair value of the goodwill to its carrying value and determined that the value of the goodwill was not impaired. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, the Company may have to take additional charges to recognize a further write-down of the value of our acquisitions to their estimated fair values.

     Deferred Financing Costs

     The Company has capitalized as deferred financing costs $686,228 of expense incurred in arranging its convertible revolving credit facility and convertible term loan. These deferred financing costs are being amortized over the life of the convertible term loan using the effective interest method. Upon conversion of any portion of the term loan a corresponding portion of the deferred financing costs are recognized as interest expense. The Company included $382,710, $203,616 and $0 of amortization of deferred financing costs in interest expense in 2004, 2003 and 2002, respectively.

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

     Costs in excess of billings on long-term jobs of $0 and $96,724 are included in accounts receivable at December 31, 2004 and 2003, respectively. Billings in excess of costs on long-term jobs of $387,419 and $280,140 are included in deferred revenue at December 31, 2004 and 2003, respectively.

Electric City Corp.
Notes to Consolidated Financial Statements

     Under certain long-term contracts, customers may withhold payment of approximately 5% to 10% of billings (“retainage”) until completion of the job. Retainage of $315,922 and $260,442 is included in accounts receivable at December 31, 2004 and 2003. All of the retainage outstanding as of December 31, 2004 is expected to be collected during fiscal 2005.

     The Company also has entered into agreements in which it has contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, the Company installs Energy Saver units at participating host locations. The participating host locations receive the benefit of reduced utility costs through the operation of the units. The Company is able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which the demand reduction is provided. No revenue has been recognized under such contracts for the years ended December 31, 2004, 2003 or 2002. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and depreciated over the term these units will be used under the existing contract.

     Shipping and Handling Costs

     The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.

     Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were $150,000, $70,000 and $65,000 for the periods ended December 31, 2004, 2003 and 2002, respectively.

     Advertising, Marketing and Promotional Costs

     Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $2,000, $19,000 and $33,000 for the periods ended December 31, 2004, 2003 and 2002, respectively.

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

Electric City Corp.
Notes to Consolidated Financial Statements

     The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2004	2003	2002

Weighted average shares issuable upon exercise of outstanding options	10,690,540	10,291,351	9,227,761
Weighted average shares issuable upon exercise of outstanding warrants	11,003,904	9,211,143	11,247,819
Weighted average shares issuable upon conversion of preferred stock	23,045,739	25,532,617	21,464,327
Weighted average shares issuable upon conversion of term loan	357,680	142,274	—

Total	45,097,863	45,177,385	41,949,291

     Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s long-term debt approximates fair value based on instruments with similar terms.

     Stock-based Compensation

     At December 31, 2004, the Company has a stock-based compensation plan, which is described in Note 17. The Company applied the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for such plan. No stock-based compensation expense was reflected in the 2004, 2003 or 2002 net loss as all options granted during those years had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

Electric City Corp.
Notes to Consolidated Financial Statements

Year ended December 31,	2004	2003	2002

Net Loss, as reported	$(5,159,000)	$(5,482,000)	$(11,112,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for awards [1]	(898,000)	(889,000)	(1,990,000)

Pro forma net loss	(6,057,000)	$(6,371,000)	$(13,102,000)

Net loss per share
Basic and diluted – as reported	(0.25)	$(0.30)	$(0.49)
Basic and diluted – pro forma	(0.27)	$(0.33)	$(0.55)

[1]	All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

     Warranty Obligations

     The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 8 for additional information about the Company’s warranty liability.

     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the

Electric City Corp.
Notes to Consolidated Financial Statements

provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective January 1, 2004 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its third quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its consolidated financial statements.

Note 4 – Discontinued Operations

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

     On June 3, 2003, the Company entered into an asset purchase agreement with Hoppensteadt Acquisition Corp., whereby Hoppensteadt acquired all of the assets, except for certain receivables and cash, and assumed all of the liabilities, except for bank debt, of the Company’s Power Management segment as of May 31, 2003, in exchange for $929,032 in cash. Hoppensteadt Acquisition Corp. is owned by a group of investors that includes former managers of the Company’s Power Management segment.

Electric City Corp.
Notes to Consolidated Financial Statements

     The revenue and loss related to discontinued operations were as follows:

Year ended December 31	2004	2003	2002

Revenue	$—	$2,484,336	$6,231,750

Net Loss	—	(262,503)	(1,017,897)

Note 5 – Inventories

     Inventories consisted of the following:

December 31,	2004	2003

Raw materials	$528,718	$496,906
Work in process	—	12,817
Finished goods	500,927	690,423

	$1,029,645	$1,200,146

Note 6 – Property and Equipment

     Property and equipment consist of the following:

December 31,	2004	2003

Land	$205,000	$205,000
Building	984,396	984,396
Furniture	60,365	60,365
Manufacturing equipment	40,725	34,620
Office equipment	202,520	194,534
Transportation equipment	37,676	37,676
VNPP Assets	897,756	—

	2,428,438	1,516,591
Less accumulated depreciation	442,877	383,999

	$1,985,561	$1,132,592

Electric City Corp.
Notes to Consolidated Financial Statements

Note 7 – Accrued Expenses

     Accrued expenses are comprised of the following:

December 31,	2004	2003

Compensation	$55,979	$60,706
Contract Labor	—	108,723
Interest	6,925	19,937
Professional fees	169,427	44,963
Real estate taxes	79,496	74,506
Commissions	26,145	45,743
Sales tax payable	1,350	41,562
Accrued royalties	6,900	6,300
Warranty reserve	151,008	121,702
Legal	65,000	—
Other	5,459	17,446

	$567,689	$541,588

Note 8 – Warranty Liability

     Changes in the Company’s warranty liability are as follows:

December 31,	2004	2003

Balance, beginning of year	$121,702	$107,127
Warranties issued	36,750	55,500
Settlements	(7,444)	(40,925)

Balance, end of year	$151,008	$121,702

Note 9 – Line of Credit

     On September 11, 2003 the Company closed on a new credit facility with Laurus Master Fund. The new facility included a $1,000,000 convertible term loan and a $2,000,000 convertible revolving line of credit. The credit line replaced an expiring credit line the Company had with American Chartered Bank. The Laurus revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of the Company’s eligible accounts receivable. As of December 31, 2004 eligible receivables would support borrowings of approximately $89,000 under the facility. The Company has not borrowed under the revolving facility. The revolving credit facility had an initial term of two years, but on August 31, 2004 the maturity date on the facility was extended to September 1, 2006. The revolving credit facility accrues interest on outstanding balances at the rate of prime (5.25% as of December 31, 2004) plus 1.75%. Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price (originally $1.64 per share, but amended (see below) to $1.05 per share). As

Electric City Corp.
Notes to Consolidated Financial Statements

amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. The revolving credit facility is secured by a blanket lien on all of the Company’s assets, except for its real estate. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

     On February 28, 2005, the Company and Laurus entered into an amendment to the revolving credit facility which among other things permits the Company to borrow an amount in excess of the amount supported by the borrowing base (an “Overadvance”), up to the $2 million limit of the facility, reduces the fixed conversion price on the revolving credit line to $1.05 per share. The Company may remain in the Overadvance position until January 1, 2006 (the “Overadvance Period”). Prior to the end of the Overadvance Period the Company can repay the Overadvance in cash at 125% of the principal amount. The Overadvance Period will be extended on a month to month basis if the average closing price of the Company’s stock for the five last trading days of the prior month are greater than or equal to $1.16 (110% of the fixed conversion price). If the Overadvance Period is not extended, the Company will be required to repay the Overadvance at 100% of the principal amount at the end of the Overadvance Period. If at any time after the date the shares underlying the revolving credit facility are registered and the average closing price of the Company’s common stock for an eleven day period exceeds $1.21 per share (115% of the fixed conversion price), Laurus will be required to convert to common stock the lesser of the outstanding balance of revolving credit line or 25% of the average aggregate dollar weighted trading volume of the Company’s common stock for the eleven days prior to the conversion (a “Mandatory Conversion”). Only one Mandatory Conversion can be effected in any 22 day period.

Note 10 – Convertible Term Loan

     On September 11, 2003, the Company entered into a $1,000,000 convertible Term Loan with Laurus Master Fund. The Term Loan had an initial term of two years and was scheduled to amortize at the rate of $50,000 per month beginning February 1, 2004, if not offset by the conversion of all or a portion of the loan prior to the due date of the amortization payment. On August 31, 2004, the maturity date for the Term Loan was extended to September 1, 2006, the amortization schedule was modified to defer the first principal payment to February 1, 2005 and reduce the monthly payments to $35,000 per month, with a final payment of $11,790 due on September 1, 2006 (if not offset by the conversion of all or a portion of the loan prior to the due date of the amortization payment) and the conversion price was reduced from $2.12 to $1.64 per share. The Term Loan accrues interest at the greater of prime (5.25% as of December 31, 2004) plus 1.75%, or 6%, and is payable monthly in arrears. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the Term Loan with shares of its common stock at the fixed conversion price of $1.64 per share, provided that the closing price of the common stock is greater than $1.89 per share for the 11 trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission. Laurus also has the option to convert all or a portion of the Term Loan into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $1.64 per share. The Term Loan is secured by a blanket lien on all of the Company’s assets, except for its real estate. In conjunction with the Term Loan, Laurus received a five year warrant to purchase up to 140,000 shares of the Company’s common stock at prices ranging from $2.44 per share to $3.07 per share. The warrants were valued at $163,400 using a modified Black-Scholes option pricing model. The value of these warrants was recorded as a discount to the Term Loan and will be amortized over the term of the loan using the effective interest method.

Electric City Corp.
Notes to Consolidated Financial Statements

     In conjunction with the term loan and revolving credit facility, Laurus was paid a fee of $150,000 and received an additional five year warrant to purchase up to 280,000 shares of the Company’s common stock at prices ranging from $2.54 per share to $3.18 per share. This warrant was valued at $320,000 using a modified Black-Scholes option pricing model. In addition, the Company issued a one-year warrant to purchase 50,000 shares of common stock to Wall & Broad Equities as part of its commission for this transaction. These warrants were valued at $58,000 using a modified Black-Scholes option pricing model. The value of the warrants along with $158,228 in other fees and expenses related to the transaction have been recorded as capitalized costs of financing and are being amortized using the effective interest method over the term of the Term Loan.

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

     On November 26, 2003, Laurus converted $52,346 of principal and $654 of accrued interest into 25,000 shares of the Company’s common stock, and during January 2004, Laurus converted $270,864 of principal and $4,736 of accrued interest into 130,000 of the Company’s common stock.

Electric City Corp.
Notes to Consolidated Financial Statements

Note 11 – Long Term Debt

     The Company’s long term debt consists of the following:

December 31,	2004	2003

Mortgage note to American Chartered Bank, prime (5.25%) plus 1/2%, payable in monthly installments of $3,000, plus interest until January 2006. A final payment of $559,000 is due in February 2006. This note is collateralized by the building and land.	$598,000	$634,000

Convertible term note to Laurus Master Fund (less debt discount of $50,048 and $241,775, as of December 31, 2004 and 2003, respectively), interest rate equal to the greater of the prime rate (5.25%) plus 1.75%, or 6.00%, payable in monthly installments of $35,000 plus interest beginning in February 2005 with a final payment of $11,790 on September 1, 2006, if not converted to common stock prior to the payment due date. The note is collateralized by a general lien on all of the Company’s assets, other than its real estate. (see Note 10)	626,742	705,879

Various other notes	5,611	8,766

Total long-term debt	1,230,353	1,348,645

Less current portion	424,451	536,809

	$805,902	$811,836

The aggregate amounts of long-term debt maturing in each of the next five years as of December 31, 2004, are as follows:

2005	$424,451
2006	855,950
2007	—
2008	—
2009	—

$1,280,401

Note 12 – Lease Commitments

     The Company leases a facility in Elk Grove Village, Illinois from the two former owners of Great Lakes Controlled Energy Corporation, both of whom are currently employees of the Company. Total rent expense for this facility amounted to $90,600, $120,000 and $120,000 for the years ended December 31, 2004, 2003 and 2002.

Electric City Corp.
Notes to Consolidated Financial Statements

     Future minimum rentals to be paid by the Company as of December 31, 2004 are as follows:

	Related	Unrelated
Year ending December 31,	Party	Party	Total

2005	$69,600	$—	$69,600
2006	29,000	—	29,000
2007	—	—	—
2008	—	—	—
2009	—	—	—

Total	$98,600	$—	$98,600

Note 13– Income Taxes

     The composition of income tax expense (benefit) is as follows:

Year ended December 31	2004	2003	2002

Deferred
Federal	$(2,025,000)	$(1,558,000)	$(3,145,000)
State	(358,000)	(275,000)	(555,000)
Change in valuation allowance	2,383,000	1,833,000	3,700,000

Benefit for income taxes	$—	$—	$—

     Significant components of the Company’s deferred tax asset are as follows:

December 31	2004	2003

Net operating loss	$18,880,000	$16,486,000
Other	135,000	147,000

Less valuation allowance	(19,016,000)	(16,633,000)

Total net deferred tax asset	$—	$—

     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2004, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $42,200,000, which expire in the years 2018 through 2024.

     The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Electric City Corp.
Notes to Consolidated Financial Statements

Year ended December 31,	2004	2003	2002

Income tax (benefit) at federal statutory rate	$(1,754,000)	$(1,864,000)	$(3,778,000)
State taxes (net of federal tax benefit)	(258,000)	(275,000)	(561,000)
Other nondeductible expenses	34,000	144,000	639,000
Other	(404,000)	162,000	—
Increase in valuation allowance	2,382,000	1,833,000	3,700,000

Income tax expense (benefit)	$—	$—	$—

Note 14 – Commitments and Contingencies

a)	Pursuant to the Consolidated Agreement dated January 8, 2001, among the Company, Giorgio Reverberi (“Reverberi”), the owner of the patent relating to the EnergySaver, and Joseph Marino, former Chairman and CEO of Electric City (who assigned the rights to the Company), the Company agreed to pay Reverberi a royalty of $200 for each EnergySaver unit made by or for the Company and sold by the Company. Mr. Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the license granted to the Company expires when the last of Reverberi’s patents expires, which the Company expect to be in November, 2017. The license may be terminated by Reverberi if the Company materially breaches its terms and fails to cure the breach within 180 days after Reverberi gives the Company written notice of the breach. Approximately $34,000, $65,000 and $99,000 of expense was incurred under the agreement for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has accrued $6,900 and $6,300 in royalties payable at December 31, 2004 and 2003, respectively.

b)	The Company entered into employment agreements with certain officers and employees expiring 2005. Total future commitments under these agreements are as follows:

Year ending December 31,

2005	$610,000

Total	$610,000

c)	The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.

Note 15 – Equity Transactions

Electric City Corp.
Notes to Consolidated Financial Statements

a)	During 2002, the Company issued 52,454 shares of its common stock pursuant to the exercise of stock options with an exercise price of $1.10. The Company received consulting services as consideration for this exercise.

b)	On June 4, 2002, the Company entered into a securities purchase agreement with Richard Kiphart under which the Company received $2,000,000 in gross proceeds for the issuance of a package of securities that included 200,000 shares of Series C Convertible Preferred Stock, 30,082 shares of common stock, warrants to purchase 50,000 shares of the Series C Convertible Preferred Stock initially exercisable at a price of $10.00 per share and warrants to purchase 281,250 shares of the Company’s common stock initially exercisable at a price of $1.00 per share.

Proceeds from the transaction were allocated to the Series C Convertible Preferred Stock, the common stock and the warrants issued as part of the transaction based on their relative fair values. The Series C Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue. The value of this beneficial conversion feature was determined based on the value allocated to the Series C Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature is deemed to be equivalent to a non-cash preferred stock dividend. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $1,444,697, without any effect on total stockholders equity. The deemed dividend increases the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2002.

c)	On December 16, 2002, the Company entered into a securities purchase agreement with the Munder Power Plus Fund (“Munder”), whereby the Company issued, in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $0.92 per share.

The Company issued a three-year warrant to purchase 50,000 shares of its common stock at $1.00 per share to Capstone Investments as part of the commission on this transaction.

d)	During 2002, we amended an existing warrant held by a consultant to extend its expiration date from June 30, 2002 to June 30, 2003 as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else. The warrant was for 200,000 shares with an exercise price of $2.00 per share. The extension of this warrant was valued at $80,000 using a modified Black-Sholes option pricing model.

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

Electric City Corp.
Notes to Consolidated Financial Statements

common shares into which the Series A shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

f)	During the year ended December 31, 2002, two of our stockholders who are subject to Section 16 of the Securities Exchange Act of 1934 unintentionally violated Section 16(b) of the Act by selling and then repurchasing shares of the Company’s common stock during a six-month period (a “short-swing” profit). Pursuant to the Act, the shareholders were required to turn over the short-swing profits, which totaled $2,098, to the Company. The Company received $1,300 from one of the shareholders during 2002, and $798 was received from the other shareholder during 2003.

g)	On February 27, 2003, the Company entered into a securities purchase agreement with SF Capital Partners, Ltd. (“SF”) whereby the Company issued, in exchange for $1,000,000 in gross proceeds, a package of securities that included 1,086,957 shares of its common stock and a five year warrant to purchase 300,000 additional shares of its common stock at an initial exercise price of $0.92 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction. Munder Power Plus Fund also had a right of first offer with respect to this transaction. In exchange for its agreement to waive this right, the Company gave Munder a 30 day option to purchase securities under the same terms as those offered to SF (see note (b) below). Munder elected to exercise this option during the option period with respect to an investment of $250,000.

h)	On April 17, 2003, the Company entered into a securities purchase agreement with Munder Power Plus Fund (“Munder”) whereby the Company issued, in exchange for $250,000 in gross proceeds, a package of securities that included 271,739 shares of its common stock and a five year warrant to purchase 75,000 additional shares of its common stock at an initial exercise price of $0.92 per share.

On April 23, 2003, the Company entered into a securities purchase agreement with Mr. Richard Kiphart whereby the Company issued, in exchange for $419,914 in gross proceeds, a package of securities that included 456,429 shares of its common stock and a five year warrant to purchase 125,974 additional shares of its common stock at an initial exercise price of $0.92 per share.

The holders of the Series A and the Series C Convertible Preferred Stock waived their rights of first offer on the transaction and their right to adjust the conversion price of their preferred shares and the exercise price on their warrants as a result of the issuance price of the common stock and the exercise price of the warrant issued in this transaction.

i)	On June 27, 2003, the Company entered into a securities purchase agreement with a group of investors that included Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, Ltd., John Thomas Hurvis Revocable Trust and Mr. David Asplund whereby the Company issued, in exchange for $1,500,000 in gross proceeds, a package of securities that included 150,000 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), 22,562 shares of its Common Stock, one year warrants to purchase 37,500 additional shares of its Series D Preferred and four year warrants to purchase 210,938 additional shares of its Common Stock.

Electric City Corp.
Notes to Consolidated Financial Statements

Proceeds from the transaction were allocated to the Series D Convertible Preferred Stock, the common stock and warrants issued as part of the Transaction based on their relative fair values. The Series D Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue. The value of this beneficial conversion feature was determined based on the value allocated to the Series D Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature was deemed to be equivalent to a non-cash preferred stock dividend. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the amount of $386,984, without any effect on total stockholders equity. The deemed dividend increased the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2003.

Delano Group Securities, LLC acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $120,000. Delano Group Securities, LLC is controlled by Mr. David Asplund, one of the investors in the transaction and one of the Company’s directors.

j)	On July 23, 2003, the Board of Directors approved the retirement of 1,000 shares of common stock held as treasury stock, which are now deemed authorized but unissued shares.

k)	During the year ended December 31, 2003, the Company satisfied the accrued dividend on its preferred stock of $2,551,379 though the issuance of 225,398 shares of its Series A Preferred stock, 21,971 shares of its Series C Preferred stock and 7,769 shares of its Series D Preferred stock. Since these shares of preferred stock were convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $1,627,985 on the shares issued in satisfaction of the Series A Preferred dividend, $158,691 on the shares issued in satisfaction of the Series C Preferred dividend and $92,878 on the shares issued in satisfaction of the Series D Preferred dividend. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the preferred shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

l)	During fiscal 2003, the Company issued warrants to purchase 647,000 shares of its Common Stock to consultants as compensation for services received. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants at the time of issuance, which ranged from $0.29 to $1.42 per warrant. These warrants had terms ranging from one to three years and exercise prices ranging from $1.00 to $2.10. The Company recognized total expense of $393,550 relating to the issuance of these warrants.

m)	During fiscal 2003, the Company received proceeds of $197,000 in connection with the exercise of 197,000 warrants, resulting in the issuance of 197,000 shares of the Company’s Common Stock.

n)	During fiscal 2003, Laurus Master Fund converted $52,346 of principal and $654 of accrued interest on the Company’s Convertible Term Note into 25,000 shares of our common stock.

Electric City Corp.
Notes to Consolidated Financial Statements

o)	During fiscal 2004, holders of our Series A Convertible Preferred Stock converted 145,000 shares of Series A into 1,450,000 shares of common stock.

p)	On March 19, 2004, we entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. whereby we issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of the Company’s common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share.

On March 22, 2004, we entered into a Redemption and Exchange Agreement with the holders of our outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Existing Preferred Stock”) under which we redeemed 538,462 shares of our outstanding Existing Preferred Stock which were convertible into 5,384,620 shares of common stock, at a redemption price equivalent to $1.30 per common share, and exchanged 210,451 shares of our newly authorized Series E Convertible Preferred Stock (the “Series E Preferred”) for the remaining 2,104,509 outstanding shares of the Existing Preferred Stock (the “Exchange”) on a 1 for 10 basis (one share of Series E Preferred exchanged for 10 shares of Existing Preferred Stock). All of the Existing Preferred Stock has been cancelled. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred and the expiration date was changed from June 30, 2004 to October 31, 2004 (and subsequently extended to December 31, 2004). Such Series E warrants issued were exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

The Series E Preferred has substantially the same rights as the shares of Existing Preferred Stock that it replaced, including:

▪	special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which was senior to or equal to the rights of the Series E Preferred (other than issuances to pay dividends on the preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

▪	a conversion price of $1.00 per share ;

▪	the right to elect up to four directors;

▪	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of our common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

▪	a right of first offer on the sale of equity by the Company in a private transaction; and

▪	anti-dilution protection that would adjust the conversion price in the event we issue equity at a price which is less than the conversion price .

For accounting purposes the Redemption and Exchange transaction was viewed as a redemption for cash and shares of Series E preferred stock. As a result of the transaction the Company incurred a non-cash deemed dividend of $1,860,458 which increased the loss available to shareholders. This

Electric City Corp.
Notes to Consolidated Financial Statements

non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the Existing Preferred Stock. The fair value of the consideration given exceeded the carrying value of the Existing Preferred primarily due to the fact that the market price of the Company’s common stock was higher on the day the Redemption and Exchange transaction closed than it was when the Existing Preferred Stock was originally issued. The deemed dividend was recorded as offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity.

Morgan Keegan & Company, Inc. acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $660,000. The Stockpage.com was also paid a finder’s fee of $55,000 related to the transaction. Other issuance costs related to the transaction totaled $195,393.

q)	During fiscal 2004, the Company received proceeds of $185,000 in connection with the exercise of 185,000 warrants, resulting in the issuance of 185,000 shares of the Company’s Common Stock.

r)	On September 2, 2004 the Company issued a two year warrant to purchase 65,000 shares of its Common Stock at $1.59 per share to a company controlled by Michael Stelter, one of the Company’s directors, as compensation for marketing services received. The warrants were valued at $29,900 using a modified Black-Sholes option pricing model and were charged to operations during the period.

s)	During fiscal 2004, the Company issued warrants to purchase 120,000 shares of its Common Stock at prices between $1.00 and $1.55 per share to a consultant for services received. The warrants were valued at $42,600 using a modified Black-Sholes option pricing model and were charged to operations during the period.

t)	During fiscal 2004, holders of the Company’s Series E Convertible Preferred Stock converted 5,067 shares of Series E Convertible Preferred Stock into 506,700 shares of common stock.

u)	During fiscal 2004, the Company received proceeds of $300,000 in connection with the exercise of 3,000 warrants, resulting in the issuance of 3,000 shares of the Company’s Series E Convertible Preferred Stock.

v)	During fiscal 2004, Laurus Master Fund converted $270,864 of principal and $4,736 of accrued interest on the Company’s Convertible Term Note into 130,000 shares of our common stock.

w)	During fiscal 2004, the Company satisfied the accrued dividend on its preferred stock of $1,636,780 though the issuance of 16,368 shares of its Series E Preferred stock. Since these shares of preferred stock are convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $1,127,021 during the period. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the preferred shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

Electric City Corp.
Notes to Consolidated Financial Statements

x)	As of December 31, 2002 the Company had an outstanding warrant to purchase 50,000 shares of its Series C Convertible Preferred stock at an exercise price of $10.00 per share. This warrant expired unexercised on June 4, 2003.

y)	As of December 31, 2003 the Company had outstanding warrants to purchase 37,500 shares of its Series D Convertible Preferred stock at an exercise price of $10.00 per share. On March 22, 2004, these warrants were exchanged for warrants to purchase 3,750 shares of Series E Convertible stock at an exercise price of $100.00 per share. Holders of warrants to purchase 3,000 shares of Series E Convertible stock exercised the warrants during fiscal 2004. The remaining warrant to purchase 750 shares of Series E Convertible stock expired unexercised on December 31, 2004.

z)	The Company had outstanding warrants to purchase 10,954,867 and 9,369,867 shares of its common stock as of December 31, 2004 and 2003, respectively, at an exercise price of between $0.92 per share and $6.56 per share. These warrants can be exercised at any time prior to their expiration date which range between April 2004 and May 2010. The following table summarizes information about warrants outstanding as of December 31, 2004:

	Warrants Outstanding
		Weighted
	Number	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Price	2004	Life	Price

$0.92 - $1.00	8,104,867	3.3 years	$1.00
$1.01 - $2.00	235,000	1.6 years	1.68
$2.01 – $3.00	2,160,000	4.1 years	2.45
$3.01 – $6.56	455,000	1.8 years	4.09

	10,954,867	3.4 years	$1.43

Electric City Corp.
Notes to Consolidated Financial Statements

Note 16 – Dividends

     The dividend expense recognized during 2004, 2003 and 2002 is comprised of the following:

Year ended December 31,	2004	2003	2002

Accrual of dividend on Series A Convertible Preferred	$540,705	$2,253,978	$2,041,992
Accrual of Series C Preferred dividend	53,206	219,712	116,426
Accrual of Series D Preferred dividend	35,932	77,689	—
Accrual of Series E Preferred dividend	1,006,937	—	—
Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction preferred dividends	1,127,021	1,879,554	507,992
Deemed dividend associated with beneficial conversion feature of Series C Preferred stock	—	—	1,444,697
Deemed dividend associated with beneficial conversion feature of Series D Preferred stock	—	386,984	—
Deemed dividend associated with the redemption and exchange of outstanding preferred stock	1,860,458	—	—
Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	15,000	—	—

Total	$4,639,259	$4,817,917	$4,111,107

Electric City Corp.
Notes to Consolidated Financial Statements

Note 17 – Stock Options

     On August 30, 2001, the Company’s shareholders approved the adoption of the 2001 Stock Incentive Plan (the “Plan”), which provides that up to 800,000 shares of the Company’s common stock may be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees. In addition, the Plan provides for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2002, in an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 500,000 shares. The awards to be granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option (“ISO”) may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or the Board. To qualify as an ISO the aggregate fair market value of the shares (determined on the grant date) granted to any participant may not exceed $100,000 in the first year that they can be exercised. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the Plan will be determined by the Compensation Committee or the Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.

     In addition to the ISOs and non-qualified options, the Plan permits the Compensation Committee, consistent with the purposes of the Plan, to grant stock appreciation rights and/or shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion Under applicable tax laws, however, ISO’s may only be granted to employees..

     The Plan is administered by the Board, which is authorized to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to determine the individuals to whom, and the time, terms and conditions under which, options and awards are to be granted. The Board may also amend, suspend or terminate the Plan in any respect at any time. However, no amendment may (i) adversely affect the rights of a participant under an award theretofore granted without the consent of such participant, (ii) increase the number of shares reserved for option under the Plan, (iii) modify the requirements for participation in the Plan, or (iv) modify the Plan in any way that would require stockholder approval under the rules and regulations under the Exchange Act or the rules of any stock exchange or market on which the Common Stock is listed (unless such stockholder approval is obtained).

     As of December 31, 2004, there were approximately 27 employees of the Company eligible to participate in the Plan, and 2,300,000 shares of Common Stock reserved under the Plan.

     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2001 Stock Incentive Plan described above. The director’s stock option plan provides that eligible directors receive an initial option grant to purchase 75,000 shares upon being appointed to our Board of Directors and additional grants to purchase 25,000 shares on each anniversary of their appointment to the Board. These options have exercise prices equal to the greater of the closing price of our common stock on the grant date, or $1.00, terms of ten years and vest in three equal amounts, beginning on the grant date and on each of the next two anniversaries of the initial grant

Electric City Corp.
Notes to Consolidated Financial Statements

     During 2002, certain directors, officers and key employees of the Company were granted options to acquire 400,000 shares of common stock at exercise prices ranging from $1.00 to $1.34 per share. These options vest over periods through November 2005. Of the options granted in 2002, 208,333 were forfeited during 2003.

     During 2003, certain directors, officers and key employees of the Company were granted options to acquire 1,370,000 shares of common stock at exercise prices ranging from $0.84 to $2.51 per share. These options vest over periods through December 2005.

     During 2004, certain directors, officers and key employees of the Company were granted options to acquire 1,116,500 shares of common stock at exercise prices ranging from $1.15 to $2.36 per share. These options vest over periods through December 2006.

     The following table summarizes the options granted, exercised and outstanding as of December 31, 2003:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2001	9,819,634	$1.10-$12.99	$4.12

Granted	400,000	$1.00-$1.34	$1.10
Exercised	(52,454)	$1.10-$1.10	$1.10
Forfeited	(973,332)	$1.75-$7.75	$6.18

Outstanding at December 31, 2002	9,193,848	$1.00-$12.99	$3.78

Granted	1,370,000	$0.84-$2.51	$0.99
Exercised	—		—
Forfeited	(341,667)	$1.00-$8.00	$2.88

Outstanding at December 31, 2003	10,222,181	$0.84-$12.99	$3.45

Granted	1,116,500	$1.15-$2.36	$1.71
Exercised	—		—
Forfeited	(121,666)	$1.25-$7.00	$5.32

Outstanding at December 31, 2004	11,217,015	$0.84-$12.99	$3.26

Options exercisable at December 31, 2004	9,778,439	$0.84-$12.99	$3.40

Options exercisable at December 31, 2003	8,850,189	$0.84-$12.99	$3.54

Options exercisable at December 31, 2002	7,910,103	$1.00-$12.99	$3.63

Electric City Corp.
Notes to Consolidated Financial Statements

     The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Year ended December 31,	2004	2003	2002

Weighted average fair value per options granted	$1.16	$0.57	$0.79

Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.04%	1.13%	1.71%
Expected stock price volatility	72%	73%	92%
Expected dividend payout		—	—
Expected option life (years)	9.1	8.8	9.4

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2004	Life	Price	2004	Price

$0.84 - $2.00	6,812,381	5.3 years	$1.19	5,714,219	$1.18
$2.01 - $4.00	538,334	8.1 years	2.48	431,668	2.50
$4.01 – $6.00	175,000	5.3 years	4.53	175,000	4.53
$6.01 – $8.00	3,639,000	5.3 years	7.09	3,405,252	7.09
$8.01 - $10.00	52,000	5.1 years	9.00	52,000	9.00
$10.01 - $13.00	300	6.2 years	12.99	300	12.99

	11,217,015	5.4 years	$3.26	9,778,439	$3.40

Note 18 – Related Parties

     Related party transactions, other than those disclosed in Notes 12 and 14 consist of the following:

a)	On January 5, 2000, the Company entered into a distributor agreement with Electric City of Southern California L.L.C., of which Joseph Marino is a member, which provides for an initial term of 10 years. Mr. Marino is one of the Company’s founders and its former Chairman and CEO. The agreement grants to Electric City of Southern California a distribution territory which extends from Monterey to Fresno to the northern edge of Death Valley, south to the southern border of California. This agreement provides for terms which members of the Company’s board believe are substantially similar to those of other distributor agreements and as favorable to the Company as if negotiated with an unaffiliated third party.

Electric City Corp.
Notes to Consolidated Financial Statements

b)	Effective August 31, 2004, the Company entered into a consulting agreement with Delano Group Securities LLC (“Delano”), a company owned and controlled by Mr. David Asplund, one of the Company’s directors. Under the terms of the agreement, Delano is to act as the Company’s financial advisor with respect to matters including capital formation and mergers and acquisitions. For its services the Company is obligated to pay Delano an initial one-time retainer of $10,000, a warrant to purchase 30,000 shares of common stock at $1.03 per share and ongoing retainer payments of $7,500 per month for the duration of the engagement. In addition, Delano will receive a commission of 5% on any capital raised through its direct efforts and a success fee for any merger or acquisition transaction facilitated by Delano. The success fee, which is payable in cash or stock at the Company’s option, will be equal to 5% of the first $5 million of transaction consideration, plus 2.5% of the next $5 million in transaction consideration and 1.5% of any transaction consideration in excess of $10 million, but the success fees are not to exceed $700,000 in total (except with respect to one specific transaction then under consideration, as to which such fees are capped at $2 million in total). Before entering into the consulting agreement with Delano the Board reviewed quotes from other investment banks and determined that the Delano agreement is fair and as favorable to the Company as of negotiated with an unaffiliated third party.

Note 19 – Business Segment Information

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

     The Building Control and Automation segment, which is comprised of the Great Lakes Controlled Energy subsidiary, provides integration of building and environmental control systems for commercial and industrial customers. Great Lakes Controlled Energy is headquartered in, and operates out of its own leased facility, located in Elk Grove Village, Illinois.

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

Electric City Corp.
Notes to Consolidated Financial Statements

     An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

Year ended December 31,	2004	2003	2002

Revenues:
Energy Technology	$733,630	$2,064,097	$3,090,005
Building Control and Automation	1,705,341	2,618,486	2,925,384
Intercompany sales – Energy Technology	(24,992)	(36,940)	(37,343)
Intercompany sales – Building Control and Automation	(1,344)	(13,810)	(443,524)

Total	2,412,635	4,631,833	5,534,522

Operating Loss:
Energy Technology	(2,386,678)	(1,975,441)	(3,222,689)
Building Control and Automation (1)	(225,239)	(550,595)	(840,195)
Corporate	(1,920,755)	(1,573,896)	(1,893,531)

Total	(4,532,672)	(4,099,932)	(5,956,415)

Interest Expense, net	(626,690)	(355,359)	(33,615)

Loss from continuing operations	(5,159,362)	(4,455,291)	(5,990,030)

Depreciation and Amortization:
Energy Technology	50,257	47,425	76,367
Building Control and Automation	8,621	10,103	7,284
Power Management	—	53,104	148,400

Total	58,878	110,632	232,051

Capital Additions:
Energy Technology	149,603	19,474	8,829
Building Control and Automation	—	12,830	6,316
Power Management	—	—	2,342

Total	149,603	32,304	17,487

Total Assets:
Energy Technology	5,167,814	5,824,080	4,999,300
Building Control and Automation	1,311,506	1,529,547	1,028,839
Power Management	—	—	2,880,412

Total	$6,479,320	$7,353,627	$8,908,551

(1)	2002 operating loss includes a $108,000 impairment loss

Electric City Corp.
Notes to Consolidated Financial Statements

Note 20 – Selected Quarterly Financial Data (unaudited)

     The following represents the Company’s unaudited quarterly results for fiscal 2004 and fiscal 2003. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.

	Fiscal 2004 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$816,242	$555,537	$571,780	$469,076	$2,412,635
Gross profit (loss)	30,233	(41,545)	(53,312)	175,155	110,531
Operating loss	(997,406)	(1,016,015)	(1,220,143)	(1,299,108)	(4,532,672)
Net loss	(1,357,728)	(1,145,148)	(1,297,439)	(1,359,047)	(5,159,362)
Preferred dividends	(3,164,021)	(622,884)	(445,634)	(406,720)	(4,639,259)
Net loss available to common shareholders	(4,521,749)	(1,768,032)	(1,743,073)	(1,765,767)	(9,798,621)
Basic and Diluted Loss Per Common Share	(0.13)	(0.04)	(0.04)	(0.04)	(0.25)

	Fiscal 2003 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$1,150,752	1,668,721	857,021	955,339	4,631,833
Gross profit (loss)	34,248	168,781	(11,752)	(1,131)	190,146
Loss from continuing operations	(999,518)	(945,248)	(1,075,954)	(1,434,571)	(4,455,291)
Loss from discontinued operations	(244,811)	(821,839)	—	39,999	(1,026,651)
Net loss	(1,244,329)	(1,767,087)	(1,075,954)	(1,394,572)	(5,481,942)
Preferred dividends	(833,992)	(999,252)	(1,379,889)	(1,604,784)	(4,817,917)
Net loss available to common shareholders	(2,078,321)	(2,766,339)	(2,455,843)	(2,999,356)	(10,299,859)
Basic and diluted loss per common share from continuing operations	(0.05)	(0.06)	(0.07)	(0.09)	(0.27)
Discontinued operations	(0.01)	(0.03)	—	—	(0.03)
Basic and Diluted Loss Per Common Share	(0.06)	(0.08)	(0.07)	(0.09)	(0.30)

ELECTRIC CITY CORP.

Schedule II – Valuation and Qualifying Accounts

		Additions/	Deductions
		(recoveries)
	Balance at	charged to
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	deductions	of period
Allowance for doubtful accounts:

Year ended December 31, 2002	$256,000	$336,000	$(182,000)	$—	$410,000

Year ended December 31, 2003	410,000	(22,000)	(2,000)	(60,000)	326,000

Year ended December 31, 2004	$326,000	$6,000	$(133,000)	$—	$199,000

Other deductions of $60,000 in 2003 resulted from the sale of Switchboard Apparatus, Inc.