Form 10-K/A
period 2004-12-31
ELECTRIC CITY CORP
filed 2005-04-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
II, ITEM 5 III

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005, is being filed to correct a printing error that resulted in the following sentence being omitted from the opinion letter of our Independent Registered Public Accounting Firm on page F-1:

“Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.”

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

     Revenue from our building controls and automation segment decreased $306,898 or 10.5%, to $2,618,486 in 2003 from $2,925,384 in 2002. Revenue in this segment is recognized as work is completed and material is delivered to the job site and thus will vary based on the level of activity during a particular period. 2003 revenue was derived primarily from five major building automation projects, two of which were begun during 2002 and completed in 2003. One of the projects begun in 2002 and completed in 2003 was the expansion of the Discover Card headquarters in Riverwoods, Illinois. The majority of this project was completed during 2002, contributing to the declined in total revenue for 2003.

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

PART IV

Item 15. Exhibits, Financial Report Schedules, and Reports on Form 8-K

(a)	Exhibits

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1(1)	Certificate of Incorporation

3.2(1)	By-laws

3.3(9)	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.

3.4(9)	Bylaws, as amended

3.5(12)	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2002.

3.6(12)	Charter of Audit Committee, as restated.

3.7(21)	Charter of Governance and Nominating Committee

4.1(2)	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Electric City Corp.

4.2(3)	Specimen Stock Certificate

4.3(7)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of Electric City Corp. dated August 30, 2001.

4.4(10)	Securities Purchase Agreement dated as of May 31, 2002 between Electric City Corp. and Richard Kiphart.

4.5(10)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 3, 2002.

4.6(10)	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 11, 2002

4.7(10)	Stock Trading Agreement, dated as of June 4, 2002, between Electric City Corp. and Richard P. Kiphart.

4.8(6)	2001 Stock Incentive Plan

4.9(12)	Securities Purchase Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.10(12)	Stock Trading Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.11(12)	Securities Purchase Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

4.12(12)	Stock Trading Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

Exhibit
Number	Description of Exhibit
4.13(13)	Securities Purchase Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.14(13)	Acknowledgment and Amendment to Stock Trading Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.15(13)	Securities Purchase Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.16(13)	Stock Trading Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.17(14)	Stock Trading Agreement dated May 31, 2003 between Dale Hoppensteadt and Electric City Corp.

4.18(15)	Securities Purchase Agreement dated June 27, 2003, between Electric City Corp. and Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

4.19(15)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series D Convertible Preferred Stock Of Electric City Corp.

4.20(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.21(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.22(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Jason Diamond.

4.23(18)	Warrant Certificate to Purchase 27,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to William Ritger

4.24(18)	Warrant Certificate to Purchase 15,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Stockbroker.com

4.25(18)	Warrant Certificate to Purchase 5,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Engle Group

4.26(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to R&R Investments

4.27(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Barretto Pacific Corporation

4.28(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

4.29(18)	Warrant Certificate to Purchase 20,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Gregory Hawkins

4.30(18)	Warrant Certificate to Purchase 160,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to TheStockPage.com

4.31(18)	Warrant Certificate to Purchase 40,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Henning Capital Ltd.

4.32(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

Exhibit
Number	Description of Exhibit
4.33(18)	Warrant Certificate to Purchase 10,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Catalina Capital Management

4.34(18)	Warrant Certificate to Purchase 100,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Utica Properties

4.35(20)	Warrant Certificate to Purchase 442,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Equity Fund, Mid Cap Value Series

4.36(20)	Warrant Certificate to Purchase 350,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series V

4.37(20)	Warrant Certificate to Purchase 311,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Mid Cap Growth Fund

4.38(20)	Warrant Certificate to Purchase 645,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series J

4.39(20)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series E Convertible Preferred Stock Of Electric City Corp.

4.40(20)	Amended and Restated Investor Rights Agreement, dated as of March 19, 2004 made by and among Electric City Corp. and Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.41(20)	Amended And Restated Stockholders Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.42(20)	Amended And Restated Stock Trading Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.43(22)	Amended and Restated Directors’ Stock Option Plan

4.44*	Form of Common Stock Warrant Used to Pay Certain Vendors

4.45*	Form of Common Stock Warrant (With Cashless Exercise Provision) Used to Pay Certain Vendors

10.1(1)	Sales, Distribution and Patent License Agreement, dated January 1, 1998, by and between Giorgio Reverberi and Joseph C. Marino

10.2(1)	Sublicense Agreement, dated June 24, 1998, by and between the Electric City Corp. and Joseph C. Marino

10.3(4)	Warrant Certificate to Purchase 3,314,830 Shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Securities, Inc.

Exhibit
Number	Description of Exhibit
10.4(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc.

10.5(7)	Warrant Certificate to Purchase 712,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Morgan Stanley Dean Witter Equity Funding, Inc.

10.6(7)	Warrant Certificate to Purchase 37,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Originators Investment Plan, L.P.

10.7(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Duke Capital Partners, LLC.

10.8(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to EP Power Finance, L.L.C.

10.9(8)	Warrant Certificate to Purchase 421,876 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Leaf Mountain Company, LLC.

10.10(10)	Warrant Certificate to Purchase 281,250 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard Kiphart.

10.11(10)	Warrant Certificates to Purchase 25,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to each of Thomas Duszynski, Brian Porter, John Porter and David R. Asplund, replacing a Warrant Certificate to Purchase 100,000 shares of Common tock Par Value $0.0001 Per Share, of Electric City Corp. previously issued to Delano Group Securities.

10.12(11)	Amendment of contract between Electric City Corp. and the Stockpage, dated June 18, 2002.

10.13(11)	Fourth Amendment To The Warrant To Purchase Common Stock Of Electric City Corp. dated June 18, 2002 by and between Electric City Corp. and the Stockpage.

10.14(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.15(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.16(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to SF Capital Partners.

10.17(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.18(12)	Employment Agreement, dated as of January 13, 2003, between the Company and John Mitola

10.19(13)	Warrant Certificate to Purchase 75,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.20(13)	Warrant Certificate to Purchase 125,974 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard P. Kiphart

10.21(13)	Employment Agreement, effective January 1, 2003, between the Company and Jeffrey Mistarz

10.22(14)	Asset Purchase Agreement dated June 3, 2003, by and among Electric City Corp., Switchboard Apparatus, Inc., and Hoppensteadt Acquisition Corp.

10.23(14)	Strategic Alliance, Co-Marketing and Licensing Agreement dated May 31, 2003 by and between Hoppensteadt Acquisition Corp. and Electric City Corp.

Exhibit
Number	Description of Exhibit
10.24(15)	Form of Common Stock Warrant issued by Electric City in favor of Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

10.25(16)	Securities Purchase Agreement dated September 11, 2003 between Electric City Corp. and Laurus Master Fund, Ltd.

10.26(16)	Convertible Term Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.27(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.28(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.29(16)	Form of Secured Convertible Revolving Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.30(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.31(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.32(20)	Securities Purchase Agreement dated March 19, 2004, between Electric City Corp. and Security Equity Fund, Mid Cap Value Series, SBL Fund, Series V, Security Mid Cap Growth And SBL Fund, Series J

10.33(20)	Redemption and Exchange Agreement dated March 19, 2004, by and among Electric City Corp. and Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

10.34(23)	Amendment to Convertible Term Note dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.35(23)	Amendment to Security Agreement dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.36(24)	Second Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 31, 2004 by Electric City Corp. and American Chartered Bank.

10.37(24)	Amended and Restated Mortgage Note made and entered into on the 31st day of December 2004, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.38*	Agreement between Delano Group Securities, LLC and Electric City Corp. dated August 31, 2004.

10.39 (25)	Amendment To Security Agreement And Registration Rights Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

10.40 (25)	Form of Secured Convertible Revolving Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.41 (25)	Form of Secured Convertible Minimum Borrowing Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

Exhibit
Number	Description of Exhibit
10.42 (25)	Security Agreement dated February 28, 2005 by and between Great Lakes Controlled Energy Corporation and Laurus Master Fund, Ltd.

10.43 (25)	Subsidiary Guaranty dated February 28, 2005 made by Great Lakes Controlled Energy Corporation in favor of Laurus Master Fund, Ltd.

10.44 (25)	Stock Pledge Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

14(19)	Code Of Ethics For Chief Executive Officer And Chief Financial Officer Of Electric City Corp.

21(17)	List of subsidiaries

23.1*	Consent of BDO Seidman LLP with respect to the consolidated financial statements of Electric City Corp.

23.2(5)	Consent of John R. Waters and Company

24	Power of Attorney (included on signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated herein by reference to Electric City Corp.’s registration statement on Form 10SB filed on September 9, 1999 (No. 000-2791).

(2)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated October 17, 2000 filed with the SEC on November 30, 2000 (No. 0-2791).

(3)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-A filed with the SEC on December 8, 2000 (No. 0-2791).

(4)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed with the SEC on August 13, 2001 (No. 0-2791).

(5)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed August 16, 2001 (No. 333-67642).

(6)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 0-2791)

(7)	Incorporated herein by reference to Electric City Corp’s Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642).

(8)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642).

(9)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2001, filed April 15, 2002 (No. 0-2791).

(10)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642).

(11)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002, filed with the SEC on August 14, 2002 (No. 0-2791).

(12)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2002, filed March 31, 2003 (No. 0-2791).

(13)	Incorporated herein by reference to Electric City Corp’s registration statement on Form S-3 filed May 8, 2003 (No. 333-105084).

(14)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 3, 2003 filed with the SEC on June 5, 2003 (No. 0-2791).

(15)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 27, 2003 filed with the SEC on July 2, 2003 (No. 0-2791).

(16)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated September 11, 2003 filed with the SEC on September 16, 2003 (No. 0-2791).

(17)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed October 20, 2003 (No. 333-109835).

(18)	Incorporated herein by reference to Electric City Corp’s post-effective amendment to its registration statement on Form S-3/A filed February 19, 2004 (No. 333-105084).

(19)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 29, 2004 (No. 0-2791).

(20)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated March 19, 2004 filed with the SEC on March 23, 2004 (No. 0-2791).

(21)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed April 30, 2004 (No. 0-2791)

(22)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on May 13, 2004 (No. 0-2791).

(23)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated August 31, 2004 filed with the SEC on September 2, 2004 (No. 0-2791).

(24)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated December 31, 2004 filed with the SEC on January 4, 2005 (No. 0-2791).

(25)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated February 28, 2005 filed with the SEC on March 4, 2005 (No. 0-2791).

(b)	We filed the following report on Form 8-K during the last quarter of the period covered by this report:

▪	We filed a Current Report on Form 8-K on November 16, 2004, pursuant to Items 2.02 and 9.01, in which we incorporated a press release that we filed on November 15, 2004, announcing our results for the three-month and nine-month periods ended September 30, 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.

By:	/s/ John P. Mitola

John P. Mitola
Chief Executive Officer

April 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ John P. Mitola	April 13, 2005

John P. Mitola
Chief Executive Officer & Director (principal executive officer)

/s/ Jeffrey R. Mistarz	April 13, 2005

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

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

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

     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2004, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $47,200,000, which expire in the years 2018 through 2024.

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