Form 10-Q
period 2005-03-31
ELECTRIC CITY CORP
filed 2005-05-16
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 001-16265

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

41,828,310 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of March 31, 2005.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31
	2005	December 31,
(unaudited)		2004(1)

Assets

Current Assets
Cash and cash equivalents	$2,739,696	$1,789,808
Accounts receivable, net	512,422	1,067,104
Inventories	1,215,960	1,029,645
Prepaid expenses and other	138,275	90,727

Total Current Assets	4,606,353	3,977,284

Net Property and Equipment	2,095,267	1,985,561

Deferred Financing Costs	72,272	99,902
Cost in Excess of Assets Acquired	416,573	416,573

	$7,190,465	$6,479,320

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,
	2005	December 31,
	(unaudited)	2004(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of Credit	$2,000,000	$—
Current maturities of long-term debt	1,012,529	424,451
Accounts payable	1,022,593	1,284,421
Accrued expenses	426,104	567,689
Deferred revenue	176,027	437,419
Customer deposits	1,000,000	1,000,000

Total Current Liabilities	5,637,253	3,713,980

Deferred Revenue	166,666	179,167

Long-Term Debt, less current maturities, net of unamortized discount of $36,206 and $50,048 at March 31, 2005 and December 31, 2004, respectively	151,832	805,902

Total Liabilities	5,955,751	4,699,049

Stockholders’ Equity

Preferred stock, $.01 par value; 5,000,000 shares authorized Series E – 225,943 and 224,752 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively (liquidation value of $45,189,000 and $44,950,000 at March 31, 2005 and December 31, 2004, respectively)	2,259	2,248
Common stock, $.0001 par value; 120,000,000 shares authorized, 41,828,310 and 41,612,610 issued as of March 31, 2005 and December 31, 2004, respectively	4,185	4,163
Additional paid-in capital	55,429,410	55,299,743
Accumulated deficit	(54,201,140)	(53,525,883)

Total Stockholders’ Equity	1,234,714	1,780,271

	$7,190,465	$6,479,320

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, March 31	2005	2004

Revenue	$741,274	$816,242

Expenses
Cost of sales	268,961	786,009
Selling, general and administrative	1,079,620	1,027,639

	1,348,581	1,813,648

Operating loss	(607,307)	(997,406)

Other Income (Expense)
Interest income	6,984	4,364
Interest expense	(74,934)	(364,686)

Total other income (expense)	(67,950)	(360,322)

Net Loss	(675,257)	(1,357,728)

Plus Preferred Stock Dividends	(334,800)	(3,164,021)

Net Loss Available to Common Shareholder	$(1,010,057)	$(4,521,749)

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.13)

Weighted Average Common Shares Outstanding	41,766,577	35,551,362

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.

STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series E	Series E	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2004	41,612,610	$4,163	224,752	$2,248	$55,299,743	$(53,525,883)	$1,780,271
Conversion of Series E Preferred Stock	215,700	22	(2,157)	(22)	—	—	—
Cumulative dividends on preferred stock	—	—	—	—	(334,800)	—	(334,800)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	3,348	33	334,767	—	334,800
Warrants issued for services received	—	—	—	—	129,700	—	129,700
Net loss for the three months ended March 31, 2005	—	—	—	—	—	(675,257)	(675,257)

Balance, March 31, 2005	41,828,310	$4,185	225,943	$2,259	$55,429,410	$(54,201,140)	$1,234,714

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31	2005	2004

Cash Flow from Operating Activities

Net loss	$(675,257)	$(1,357,728)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,603	14,208
Provision for bad debt	—	239
Warrants issued in exchange for services received	129,700	—
Amortization of deferred financing costs	27,630	231,218
Amortization of original issue discount	13,842	115,834
Accrued interest converted to common stock	—	4,737
Changes in assets and liabilities, net of dispositions
Accounts receivable	554,682	70,624
Inventories	(186,315)	(74,041)
Other current assets	(47,548)	(52,428)
Accounts payable	(261,828)	(167,010)
Accrued expenses	(141,585)	97,592
Deferred revenue	(273,893)	(5,873)
Other current liabilities	—	(11,167)

Net cash used in operating activities	(847,969)	(1,133,795)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(122,309)	(8,875)

Net cash used in investing activities	(122,309)	(8,875)

Cash Flows Provided by (Used in) Financing Activities
Borrowings on line of credit	2,000,000	—
Payment on long-term debt	(79,834)	(9,763)
Preferred stock redemption	—	(7,000,006)
Proceeds from issuance of common stock	—	11,000,000
Issuance costs related to stock issuances	—	(796,363)

Net cash provided by financing activities	1,920,166	3,193,868

Net Increase in Cash and Cash Equivalents	949,888	2,051,198

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$2,739,696	$4,518,221

Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for interest	$20,848	$12,106

Supplemental Disclosures of Noncash Investing and Financing Activities
Conversion of convertible debt to common stock	$—	$270,863
Accrued interest satisfied through the issuance of common stock	—	17,481

Certain holders of Series E preferred stock converted 2,157 shares of Series E preferred stock into 215,700 shares of the Company’s common stock during the first quarter of 2005.

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In late April of this year the Company successfully raised $5,625,000 in gross proceeds through a private placement of equity. $1,643,525 of this amount was used to fund the acquisition of MPG (see note 11). There is no assurance that the remaining proceeds of $3,981,475 will be sufficient to fund operations until sales improve to the point that the Company is able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-K, for the year ended December 31, 2004.

Note 2 — Stock-based Compensation

At March 31, 2005, the Company had a stock-based compensation plan, which is more fully described in Note 17 in the Company’s 2004 Annual Report on Form 10-K as filed on March 31, 2005. The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month periods ended March 31, 2005 or March 31, 2004, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended
	March 31
	2005	2004
Net Loss, as reported	$(675,000)	$(1,358,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—

Add: Total stock-based employee compensation expense determined under fair value based method for awards [1]	(159,000)	(135,000)

Net Loss, pro-forma	(834,000)	(1,493,000)

Preferred stock dividends	(335,000)	(3,164,000)

Net Loss Available to Common Shareholder	$(1,169,000)	$(4,657,000)

Net loss per share
Basic and diluted – as reported	$(0.02)	$(0.13)
Basic and diluted – pro forma	$(0.03)	$(0.13)

[1]	All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.

When the Company adopts FAS 123(R), currently scheduled for the first quarter of 2006, it will include the expense associated with options issued to employees in its Condensed Consolidated Statements of Operations. The Company has not yet completed its assessment of which valuation model or transition option it will use once it adopts FAS 123(R);.

Note 3 — Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. The Company will implement the provisions of SFAS 123(R) in the first quarter of 2006 pursuant to this rule. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

Note 4 – Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2005 and 2004 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended
	March 31
	2005	2004
Weighted average shares issuable upon exercise of outstanding options	11,220,515	10,417,895

Weighted average shares issuable upon exercise of outstanding warrants	11,181,021	9,994,867

Weighted average shares issuable upon conversion of preferred stock	22,324,953	26,940,366

Weighted average shares issuable upon conversion of convertible debt	1,071,429	348,578

Total	45,797,918	47,701,706

Note 5 — Warranty Obligations

The Company warrants to the purchasers of its EnergySaver line of products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, the Company warrants the work of its Building Automation and Controls segment for a fixed period of time following completion of certain projects. It records the estimated cost that may be incurred under its warranties at the time revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated warranty liability is adequate and that the judgment applied is appropriate, the estimated liability for warranties could differ materially from actual future warranty costs. Changes in the Company’s warranty liability are as follows:

	Three Months Ended
	March 31
	2005	2004
Balance, beginning of year	$151,008	$121,702

Warranties issued	32,048	8,250

Settlements	(10,632)	(3,217)

Balance, as of March 31	$172,424	$126,735

Note 6 — Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$547,863	$528,718

Work in process	—	—

Finished goods	668,097	500,927

	$1,215,960	$1,029,645

Note 7 – Line of Credit

On February 28, 2005, the Company and Laurus Master Fund, Ltd. (“Laurus”) entered into an amendment to the revolving credit facility which among other things permits the Company to borrow an amount in excess of the amount supported by the borrowing base (an “Overadvance”), up to the $2 million limit of the facility and reduces the fixed conversion price on the revolving credit line to $1.05 per share. The Company may remain in the Overadvance position until January 1, 2006 (the “Overadvance Period”). Outstanding borrowings under this line of credit were $2 million and $0 at March 31, 2005 and December 31, 2004. Borrowings in excess of the borrowing base (the overadvance) was $1.72 million at March 31, 2005. Prior to the end of the Overadvance Period the Company can repay the Overadvance in cash at 125% of the principal amount. The Overadvance Period will be extended on a month to month basis if the average closing price of the Company’s stock for the five last trading days of the prior month are greater than or equal to $1.16 (110% of the fixed conversion price). If the Overadvance Period is not extended, the Company will be required to repay the Overadvance at 100% of the principal amount at the end of the Overadvance Period. If at any time after the date the shares underlying the revolving credit facility are registered and the average closing price of the Company’s common stock for an eleven day period exceeds $1.21 per share (115% of the fixed conversion price), Laurus will be required to convert to common stock the lesser of the outstanding balance of revolving credit line or 25% of the average aggregate dollar weighted trading volume of the Company’s common stock for the eleven days prior to the conversion (a “Mandatory Conversion”). Only one Mandatory Conversion can be effected in any 22 day period.

Note 8 — Dividends

Dividends are comprised of the following:

	Three Months Ended
	March 31
	2005	2004
Accrual of Dividend on Series A Convertible Preferred	$—	$540,705

Accrual of Dividend on Series C Convertible Preferred	—	53,206

Accrual of Dividend on Series D Convertible Preferred	—	35,932

Accrual of Dividend on Series E Convertible Preferred	334,800	28,057

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of convertible preferred dividends	—	638,163

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	1,860,458

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	7,500

Total	$334,800	$3,164,021

Note 9 – Business Segment Information

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

The following is the Company’s business segment information:

	Three Months Ended
	March 31
	2005	2004
Revenues:
Energy Technology	$251,000	$323,000
Building Automation Controls	490,000	493,000
Intercompany sales – Energy Technology	—	—
Intercompany sales – Building Control and Automation	—	—

Total	741,000	816,000

Operating Loss:
Energy Technology	(456,000)	(513,000)
Building Automation Controls	223,000	(108,000)
Corporate Overhead	(374,000)	(377,000)

Total	(607,000)	(998,000)

Interest Expense, net	(68,000)	(360,000)

Net Loss	$(675,000)	$(1,358,000)

		December 31,
	March 31, 2005	2004
Total Assets:
Energy Technology	$6,432,000	$5,168,000
Building Automation Controls	758,000	1,311,000

Total	$7,190,000	$6,479,000

Note 10 – Equity Issuances

During the quarter ended March 31, 2005, two holders of the Company’s Series E Convertible Preferred Stock converted 2,157 shares of Series E Convertible Preferred Stock into 215,700 shares of common stock.

During the quarter ended March 31, 2005, the Company issued warrants to consultants to purchase 250,000 shares of common stock with exercise prices between $1.00 per share and $1.03 per share and terms of three to four years. The warrants were valued at $114,500 using a modified Black-Sholes option pricing model and were charged to operations during the period.

During the quarter ended March 31, 2005, the Company issued a five year warrant to purchase 30,000 shares at $1.03 to Delano Group Securities, LLC, a company owned by Mr. David Asplund, one of the Company’s directors pursuant to an agreement to provide investment banking services. The warrant was valued at $13,200 using a modified Black-Sholes option pricing model and was charged to operations during the period.

During the quarter ended March 31, 2005, the Company issued a three year warrant to purchase 100,000 options at $1.13 per share to M&A Railroad and Electric Supply, LLC (“M&A”) as part of a settlement agreement, which is more fully discussed under Part II, Item I – Legal Proceedings. This warrant was valued at $35,000 using a modified Black-Sholes option pricing model, of which $33,000 was charged to operations during the forth quarter of 2004 and $2,000 was charged to operations during the first quarter of 2005.

On April 20, 2004, the Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock for the calendar quarter ending March 31, 2004 to shareholders of record of the Series E Convertible Preferred Stock as of March 31, 2004. The dividends were paid with 3,348 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.

Note 11 – Subsequent Events

On April 28, 2005 Electric City issued to five (5) institutional investors, for an aggregate purchase price of $5,625,000, 6,250,000 shares of the Company’s common stock and 42 month warrants to purchase 3,125,000 additional shares of common stock at $1.05 per share (collectively the “PIPE Transaction” or the “PIPE”). Warrants to purchase 2,100,000 shares of common stock are immediately exercisable and the remaining warrants become exercisable six months after closing. Net proceeds from the transaction expected to be approximately $5,395,000, of which approximately $1,644,000 will be used to fund the acquisition of Maximum Performance Group, Inc., as discussed below.

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 29, 2005, by and among Electric City Corp., MPG Acquisition Corporation, a wholly-owned subsidiary of Electric City (“Merger Subsidiary”), and Maximum Performance Group, Inc. (“MPG”), on May 3, 2005, Electric City acquired MPG pursuant to the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc.

The merger consideration consisted of approximately $1,644,000 in cash, approximately 2,510,000 shares of Electric City common stock and approximately 2,510,000 additional shares which have been placed in escrow. The cash portion of the consideration was funded with proceeds from the PIPE Transaction. If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. The escrow shares are also available to satisfy any indemnification claims which the Company may have under the Merger Agreement. As a part of the transaction the former stockholders of MPG entered into a stock trading agreement with the Company which restricts their ability to sell shares of the Company’s common stock under certain circumstances. As a result of the merger, Merger Subsidiary (which changed its name to Maximum Performance Group, Inc. pursuant to the merger) became responsible for the liabilities of MPG, including approximately $246,000 in payments owed to shareholders and affiliates and approximately $45,000 of bank debt and capitalized lease obligations. The acquisition will be recorded using the purchase method of accounting.

Maximum Performance Group is a technology based, provider of energy and asset management products and services. The Company currently manufactures and markets its eMACäline of controllers for HVAC and lighting applications and its Maximum Performance Software for coordination and control of central cooling plants. The eMAC line of controllers provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless paging technology to reduce energy usage and improve system reliability. Maximum Performance Group, which had 2004 revenues of approximately $2.3 million, has offices in College Point, NY and San Diego, CA.

In connection with the acquisition of MPG, the Company appointed Leonard Pisano as Electric City’s chief operating officer, and Maximum Performance Group, Inc. entered into an employment agreement with Mr. Pisano under which he will be employed for three years as its President.

Delano Group Securities LLC, Bristol Capital Ltd., Capstone Investments and Mr. David Valentine acted as advisors on the transactions. The Company paid Delano Group Securities LLC $98,426 and 175,485 shares of common stock at closing and will pay up to 125,485 additional shares of common stock as the MPG shares held in escrow are released. The Company also paid Bristol Capital Ltd. $105,000, Capstone Investments $15,000 and Mr. Valentine 50,000 shares of common stock for their services. Delano Group Securities LLC is owned by Mr. David Asplund. Mr. Asplund and Mr. Valentine both serve as directors of Electric City.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company’s actual results, performance and achievements in 2005 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

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

Our cost of goods sold consists primarily of materials and manufacturing labor. Also included in our cost of goods sold are freight, charges from third parties for installation of our products, costs of operating our manufacturing facility, charges for potential future warranty claims, and royalty costs related to EnergySaver sales. Cost of goods sold also includes the wages and expenses of our engineering group at Great Lakes.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Our total revenue for the three-month period ended March 31, 2005 declined $74,968 or 9.2% to $741,274 as compared to $816,242 for the quarter ended March 31, 2004. Revenue from our Energy Technology segment declined approximately $72,000, or 22%, to approximately $251,000 for the three months ended March 31, 2005 as compared to approximately $323,000 for the same period in 2004. A significant portion of the segment’s revenue recorded during the first quarter of 2005 was derived from a short term utility consulting engagement which ended in May 2005. We only recognized revenue from commercial sales of 2 EnergySaver units during the first quarter of 2005 as compared to 32 units during the first quarter of 2004. EnergySaver related revenue declined primarily as a result of our decision to focus on utility programs such as the ComEd, Xcel and Pacificorp VNPP programs, rather than on commercial sales as we have in past years. This shift has reduced current revenue as commercial sales have fallen off but we have not yet started to recognize revenue from the utility programs. When we start to recognize revenue from our utility programs it will be recorded as service revenue rather than equipment sales revenue and will be spread over the term of the related VNPP contract which will generally be 10 years. While service revenue from long term contracts will be a more significant portion of our future revenue, we do expect to continue to realize equipment sales revenue. We believe that a significant portion of future commercial sales will come from customer hosts exposed to the EnergySaver through their participation in a VNPP who decide to purchase the technology for use in their facilities outside the VNPP territory. We call such purchases of Energy Saver units by customer hosts, “pull-through sales”. We have begun to experience this on a limited basis and believe such sales will be a growing contributor to future revenue, beginning in the second quarter of 2005. In fact, initial “pull-through sales” units began to ship to one of our first, large pull-through customers towards the end of the first quarter. Revenue on pull-through sales will be recognized after installation of the EnergySaver and acceptance by the customer in accordance with the terms of the sales agreement.

As of March 31, 2005, we had shipped 98 units to 60 customer host sites under the ComEd program, but we have not recognized any revenue or expenses related to the ComEd program pending completion of an amendment to the existing agreement with ComEd. The ComEd VNPP is currently structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. Under the current terms of the ComEd agreement, we will recognize service revenue over the life of the program. During the fourth quarter of 2004 we signed a memorandum of understanding with ComEd, which, among other things, contemplates, subject to certain conditions, a doubling of the size of the program to 100 megawatts and modification of pricing in a manner which we believe should be favorable for the Company. An amendment to the agreement is currently being drafted based on the terms outlined in this memorandum of understanding. We anticipate that the amendment will require, as a prerequisite to increasing the size of the program and modifying the pricing, the finalization of regulatory changes necessary for ComEd to include the costs of the program in its rate base so that it can recover the cost of the program from its customers. A plan that would permit this was submitted to the Illinois Commerce Commission in February 2005. The Illinois Commerce Commission has historically encouraged demand response programs such as our VNPP, and thus far has not indicated that it will oppose the proposed changes sought by ComEd under the amendment. If the required rules are not adopted by the end of 2006, ComEd will have the option to cap the size of the system at 10 MWs and will also have the option to purchase the installed equipment outright. We hope that the amendment to our agreement with ComEd will be executed in definitive form in the first half of 2005 and that the necessary regulatory approvals will be obtained sometime thereafter. Shipments under the ComEd program will continue at a controlled pace until the amendment to the contract is approved and we have arranged a form of long term financing for the program. In the interim we have been working to enroll large national companies (primarily retailers) as customer hosts for our VNPP programs. We have been focusing on companies who represent significant load in the ComEd territory and can participate in other VNPP programs across the country, including the PacifiCorp VNPP in Salt Lake City.

We shipped the first eight EnergySaver units under the Xcel program during the first quarter of 2005 and anticipate the first shipments under the PacifiCorp program will occur during the second quarter of 2005. Under the terms of the Xcel program, which provides upfront incentives to offset a portion of the cost of the equipment, we will recognize revenue upon customer acceptance of the installed units. None of the units shipped during the quarter had been accepted as of March 31st. Product must be shipped, installed and accepted prior to June 30, 2005 in order to be eligible for incentives under the current Xcel program. The PacifiCorp program is similar to the existing ComEd program, as a result revenue and expenses will be recognized over the 10-year term of the contract.

Revenue from the sale of building automation products and services decreased approximately $3,000, or 1% to $490,000 during the three month period ended March 31, 2005, from approximately $493,000 recorded in the same period of 2004. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. During the first quarter of 2004 this segment of our business was working on two large contracts. One of these projects was completed in December of 2004 and the other project was completed in February 2005. We were recently notified that we have be selected as the winning bidder on a large multi-year building controls project. Work on this project will begin during the second quarter of 2005. Revenue for this segment should increase moderately beginning in the third quarter of 2005 as a result of the recently awarded contract.

Cost of sales for the three-month period ended March 31, 2005 declined $517,048 or 65.8% to $268,961 from $786,009 for the three-month period ended March 31, 2004. The decrease in cost of sales is due to (1) a reduction in the number of EnergySaver units sold during the quarter and (2) the completion of certain long-term contracts resulting in a reduction in cost of sales at the Company’s Great Lakes subsidiary. Gross profit for the first quarter of 2004 increased $442,080 to $472,313 from $30,233 in the first quarter of 2004. The increase in gross profit was due to recognition of profit on a building automation control project that was completed during the first quarter and to consulting revenue earned by the Energy Technology segment during the quarter which yielded a higher margin than the margin earned on EnergySaver sales in the prior year. The consulting assignment, which was a one time project, will be ending during the second quarter of 2005 and we do not anticipate the completion of any long term building automation projects during the remainder of 2005. Gross profit for the remainder of 2005 will be derived primarily from EnergySaver sales, various building automation control projects and beginning in the second half of the year VNPP projects.

SG&A for the three-month period ended March 31, 2005 increased $51,981, or 5.1% to $1,079,620 from $1,027,639 for the three-month period ended March 31, 2004. Personnel costs increased approximately $96,000 as a result of new hires made during 2004 to support our utility programs. This increase was partially offset by reductions in sales commissions, professional fees and insurance costs. We expect our SG&A expense to increase slightly over the balance of the year as we add additional headcount to ensure proper execution of the our utility contracts.

Other expense for the three-month period ending March 31, 2005 decreased $292,372, to $67,950 from $360,322 for the three-month period ended March 31, 2004. Amortization of the deferred issuance costs and debt discount related to the Laurus revolver and convertible term loan, which is included in interest expense, declined $305,580 to $41,471 during the first quarter of 2005. The deferred issuance costs and debt discount are being amortized using the effective interest method, thus decline as the outstanding balance on the term loan is repaid or converted. During the first quarter of 2004 Laurus converted a portion of the term loan resulting in accelerated recognition of $193,000 in amortization expense. No such conversions occurred during the first quarter of 2005. Other interest expense increased $11,556 primarily as a result of borrowings under the revolver during the first quarter of 2005. Interest income of $6,984 for the first quarter of 2005 was $2,620 higher than that recorded in the first quarter of 2004 due to higher average invested cash balances and increases in interest rates earned on the invested cash balances.

Dividend expense for the first quarter of 2005 declined $2,829,221 to $334,800 from $3,164,021 for the same period in 2004. We accrued dividends of $334,800 and $657,900 on our Convertible Preferred Stock during the three-month periods ended March 31, 2005 and 2004 respectively. The decline in the dividend accrual was due to a reduction in the dividend rate on the preferred stock from 10% to 6% and a reduction in the average number of shares outstanding as a result of last year’s redemption and because holders of the preferred stock have elected to convert a portion of their holdings into common stock. The dividends accrued during the first quarters of 2005 and 2004 were satisfied through the issuance of 3,348 and 6,579 additional shares of our preferred stock, respectively. We were required to recognize non-cash deemed dividends of $638,163 on March 31, 2004, due to the fact that the conversion price on the shares issued in satisfaction of the dividend was lower than the market price of our common stock on the date of issue. No deemed dividend was recorded for the shares issued in satisfaction of the 2005 dividend because the market price of our stock was below the conversion price of the dividend shares on the date of issuance. In addition, during the first quarter of 2004 we were required to recognize a non-cash deemed dividend of $1,860,458 as a result of the redemption and exchange transaction (as discussed in the next paragraph) which closed during the period. For accounting purposes the transaction was viewed as a redemption of the outstanding preferred stock for cash and shares of the new Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the existing preferred stock was originally issued. During the first quarter of 2004 we also incurred a $7,500 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from June 30, 2004 to October 31, 2004 (which was subsequently extended to December 31, 2004). We agreed to extend these warrants to permit holders who participated in the redemption and exchange to exercise their warrants without violating the short swing trading rules of section 16(b) of the Securities Act of 1934.

As is more fully described in Note 15(p) of our 2004 Annual Report on Form 10-K, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred”), and

exchanged the remaining 2,104,509 shares of Existing Preferred into 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 10 shares of Series E Convertible Preferred Stock for each share of Existing Preferred. The Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate increased by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, will significantly reduce the dilutive effect of the payment-in-kind dividend on the preferred stock in future periods.

Liquidity and Capital Resources

During the twelve-month period ended December 31, 2004, we incurred a net loss of $5.16 million and used $4.04 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent registered public accounting firm modified their opinion on our December 31, 2004 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for future growth, although these steps may not be sufficient to sustain us until operations reach profitability. Our efforts to raise additional capital are discussed below.

As of March 31, 2005, we had cash and cash equivalents of $2,739,696 compared to $1,789,808 on December 31, 2004. Our debt obligations as of March 31, 2005 consisted of a convertible secured revolving loan of $2,000,000, a convertible secured term note of $606,790, a mortgage of $589,000 on our facility in Elk Grove Village Illinois, and a vehicle loan of approximately $4,800.

Our principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception through the private placement of our common stock, preferred stock and various secured and unsecured loans.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Three months ended March 31,	2005	2004

Net cash used in operating activities	$(847,969)	$(1,133,795)
Net cash used in investing activities	(122,309)	(8,875)
Net cash provided by financing activities	1,920,166	3,193,868

Net Increase in Cash and Cash Equivalents	949,888	2,051,198

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$2,739,696	$4,518,221

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Net cash increased $949,888 during the first three months of 2005 as compared to increasing $2,051,198 during the same period in 2004.

Operating Activities

Cash consumed by operating activities declined $285,826 or 25.2% to $847,969 during the first three months of 2005 as compared to consuming $1,133,795 during the same period in 2004. Cash used to fund the net loss before changes in working capital, declined $500,010 or 50.4%, to $491,482 during the first three months of 2005 from $991,492 during the same period in 2004. This improvement was the result of the reduction in the net loss. Partially offsetting this improvement was a $214,184 increase in the funds used for working capital purposes. Changes in working capital consumed $356,487 during the first quarter of 2005 as compared to consuming $142,303 during the first quarter of 2004. Most of the increase was due to increases in inventory and reductions in accrued expenses and deferred revenue. Our inventory has increased as we have built product for a recently awarded contract for EnergySavers, most of which will be delivered during the second and third quarters of 2005. The reduction in deferred revenue is the result of completion of the long-term contract in our building automation controls segment. Accrued expenses declined as we satisfied certain accrued liability during the quarter.

Investing Activities

Cash used in investing activities increased $113,434 to $122,309 during the three-month period ending March 31, 2005, from $8,875 for the same period in 2004. The increase in investing activities is related to equipment installed under the ComEd VNPP program. As the ComEd program is currently structured we retain ownership of the equipment and charge ComEd for its use over the term of the program. Thus as equipment is shipped, the cost of the equipment, including installation is treated as a capital purchase and booked to property, plant & equipment.

Financing Activities

Financing activities generated cash of $1,920,166 and $3,193,868 during the three-month periods ended March 31, 2005 and 2004 respectively. During 2005 we generated $2 million in cash through borrowing on our line of credit. This was partially offset by scheduled principal payments on our term loan, mortgage and auto loan of $79,834. During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and 5 year warrants to purchase additional shares of common stock. We used $7,000,006 of the net proceeds from this issuance to effectuate a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $796,363. During the first quarter of 2004 we also made scheduled principal payments on our mortgage and auto loan of $9,763.

LIQUIDITY

Our primary sources of liquidity are our available cash reserves. As of March 31, 2004 our cash balance was $2,739,696.

During fiscal 2005, we anticipate our cash usage will be similar to that of fiscal 2004 in which we used approximately $4 million. We anticipate that our cash needs will be funded primarily by financing activities including borrowing under our $2 million line of credit and additional sales of our common and preferred stock.

We currently have a $2 million secured convertible working capital line with Laurus Master Fund, Ltd. (“Laurus”). The shift in our focus away from commercial sales to utility programs has resulted in a significant reduction in the amount of receivables generated. As of March 31, 2005 eligible receivables would have supported borrowings of approximately $280,000 under the facility. To address the problem created by our low borrowing base, we negotiated an amendment to the Laurus credit facility in February 2005, which among other things granted us an overadvance on the working capital line though December 2005. On February 28, 2005 we borrowed the full $2 million available under the facility without the requirement that we have eligible receivables to support the advance. For a more detailed description of the amendment to this credit facility, please see note 7 of our consolidated financial statements.

On April 28, 2005 we closed on the private sale of a package of securities that included shares of our common stock and warrants to purchase additional shares of common stock, receiving gross proceeds of $5,625,000. Approximately $1.6 million of these proceeds were used to fund a portion of the acquisition of Maximum Performance Group, Inc., which closed on May 3, 2005. The remaining proceeds, net of issuance costs of approximately $230,000, will be used for general corporate purposes of the combined enterprise.

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

During the last four fiscal years we have raised net proceeds of $34 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2005:

•	Successfully execute on the ComEd and PacifiCorp contracts. We believe that this is important from several different perspectives. We believe the contracts will establish Electric City as the leader in negative power development, thereby supporting VNPP opportunities with other utilities. We also believe the contracts will lead to increased commercial sales of the EnergySaver as host customers who participate in the VNPP programs with operations outside the territories covered by the VNPPs gain exposure to the technology. We have already seen VNPP host customers place such direct orders for EnergySaver systems. Both of the ComEd and PacifiCorp projects are currently under contract, therefore we are focusing a great deal of our resources on these projects and will be hiring additional personnel as needed in an attempt to keep the projects on schedule.

•	Increase the profitability of EnergySaver sales. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins at times over the past three years with increases in volume. We believe that increased volumes that will result from the VNPP programs will lead to consistently higher margins as a result of increased capacity utilization.

•	Secure additional VNPP projects. We are currently in discussions with several utilities regarding implementing VNPP programs in their service territories. Recent legislative actions by some states are encouraging or mandating utilities to include demand reduction goals in their long term energy plans. We believe we are well positioned to take advantage of these new requirements. Securing one or two additional VNPP contracts during 2005 should lead to improvements in cash flow beginning in 2006 and, we hope, to increased profitability.

•	Expand and improve the product line through internal development or acquisition. We would like to develop or acquire additional cost effective demand response technology that we can incorporate into our VNPP offering and we want to find ways to reduce the cost of our current technology. The recently completed acquisition of Maximum Performance Group, a manufacturer of an air conditioning control technology, is directly related to this strategy. Our ability to continue to successfully execute such a strategy should further expand our opportunities with utilities and increase the rate of VNPP development (by allowing us to control additional load with existing customers), thereby improving our profitability.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has recently successfully completed certain projects which have contributed to improvements in our overall profitability and cash flow. Great Lakes’ successful execution on these projects has led to opportunities to bid on other significant projects. If this segment continues to improve as it has during the last two years, we believe this segment will record a profit for the full fiscal year 2005 and remain profitable in future years.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last several years, we must continue to effectively manage all of our costs so that they do not negate the improvements in profitability we are working to create in our Energy Technology and Building Automation and Control segments.

•	Secure additional capital as needed to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outlined above.

We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage sometime in 2006 which could force us to scale back our growth plans, or in the worst case cease operations.

If we raise additional capital in future periods (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. The new equity securities will likely have rights, preferences or privileges senior to those of our common stock.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements that reflect the Company’s current expectations about its future results, performance, prospects and opportunities. The Company has tried to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities in the remainder of 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, risk that the Virtual Negawatt Power Plan concept does not succeed, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the possible need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by Federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The only significant exposure we have to market risk at this time is the risk of changes in market interest rates. The interest rates on our debt facilities are variable and change with changes in the prime rate. The interest rate on our revolving line of credit and convertible term loan is equal to the prime rate (currently 5.75%) plus 1.75% or 6%, whichever is greater. The interest rate on our mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase one percentage point, the annual interest cost on the revolving line of credit, term loan and mortgage would increase by approximately $32,000.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During the quarter ended March 31, 2005, the Company entered into a settlement agreement with M&A Railroad and Electric Supply, LLC (M&A) in order to limit the time and costs associated with a matter in arbitration. As part of the settlement the Company agreed to pay M&A $60,000 in cash and to grant M&A a three year warrant to purchase 100,000 shares of common stock at $1.13 per share. In exchange M&A agreed to dismiss its arbitration case against the Company with prejudice and to enter an award that found that the Company had properly terminated M&A’s dealer agreement and to deny all claims raised by M&A in its arbitration proceeding against the Company.

ITEM 2. Changes In Securities

(1)	During the quarter ended March 31, 2005, two holders of our Series E Convertible Preferred Stock converted 2,157 shares of Series E Convertible Preferred Stock into 215,700 shares of common stock.

(2)	During the quarter ended March 31, 2005, we issued warrants to consultants to purchase 250,000 shares of common stock with exercise prices between $1.00 per share and $1.03 per share and terms of three to four years. The warrants were valued at $114,500 using a modified Black-Sholes option pricing model and were charged to operations during the period.

(3)	During the quarter ended March 31, 2005, we issued a five year warrant to purchase 30,000 shares at $1.03 to Delano Group Securities, LLC, a company owned by Mr. David Asplund, one of our directors pursuant to an agreement to provide investment banking services. The warrant was valued at $13,200 using a modified Black-Sholes option pricing model and wase charged to operations during the period.

(4)	During the quarter ended March 31, 2005, we issued a three year warrant to purchase 100,000 options at $1.13 per share to M&A Railroad and Electric Supply, LLC (“M&A”) as part of a settlement agreement in which is more fully described in Item 1 above. This warrant was valued at $35,000 using a modified Black-Sholes option pricing model, of which $33,000 was charged to operations during the forth quarter of 2004 and $2,000 was charged to operations during the first quarter of 2005.

(5)	On April 20, 2004, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending March 31, 2004 to shareholders of record of our Series E Convertible Preferred Stock as of March 31, 2004. The dividends were paid with 3,348 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

The amendment to our credit facility with Laurus Master Fund Ltd. required the consent of the holders of our Existing Preferred Stock, which was obtained in connection with the transaction.

ITEM 6. Exhibits.

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

ELECTRIC CITY CORP.:
Dated: May 16, 2004	By:	/s/ John Mitola
John Mitola
Chief Executive Officer (principal executive officer)

Dated: May 16, 2004	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)