Form 10-K/A
period 2004-12-31
ELECTRIC CITY CORP
filed 2005-06-14
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16265

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
II, ITEM 5 III

EXPLANATORY NOTE

This second amendment to our Annual Report on Form 10-K for the year ended December 31, 2004 is being filed for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. Significant changes incorporated in this amendment include:

•	Expansion of the description of our businesses;

•	Providing additional information regarding customer concentrations;

•	Conforming our risk factors to those contained in our recently filed registration statement on Form S-3; and

•	The addition of a discussion of material trends and uncertainties under Item 7 – Management’s Discussion and Analysis or Plan of Operation.

This amendment does not change any of the financial information previously reported on the Company’s consolidated financial statements or any of the notes to the consolidated financial statements.

This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, this amendment should be read in conjunction with the Company’s filings of Form 10–Q and Form 8-K made with the SEC subsequent to the filing of the original filing of our Annual Report on Form 10-K.

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

Overview/History

          We are a developer, manufacturer and integrator of energy saving technologies and building automation controls as well as an independent developer of scalable, negative power systems. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal lighting level reduction. This technology has been installed in applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Our GlobalCommander integrates with the EnergySaver allowing us to link multiple EnergySaver units together and to provide remote communications, measurement and verification of energy savings. The combined technology of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which we market primarily to utilities as a demand response system. Demand response is a program whereby users of electricity voluntarily reduce their usage of electricity when so requested by their electric utility. The users typically accomplish this by turning off machinery, lights or air conditioning equipment. The problem with such voluntary load reduction programs is that utilities cannot always count on their customers to reduce their demand when they are requested to do so. By utilizing our EnergySaver system in conjunction with a GlobalCommander, a utility company can reduce demand in lighting applications remotely without the end users’ involvement and in most cases without the end user noticing a reduction in the lighting levels. The measurement and verification capabilities of the GlobalCommander also report to the utility the actual amount of demand reduction achieved. Our VNPP program involves installation of EnergySavers and GlobalCommanders in a number of end user sites within a utility’s territory, thereby allowing the utility to reliably reduce electric demand when needed. We sometimes refer to such a system as a “negative” power system because it permits the utility to reduce the need to supply electric power. Thus, by paying us for the ability to reduce demand when needed, the utility can avoid investing in additional generating capacity and transmission and distribution equipment. It can also reduce its need to purchase power in the wholesale “spot” market where prices for power sometimes exceed the amount it can charge its customers. The use of our equipment can also mitigate the risk of “brown out” or “black out”, when for whatever reason the utility cannot produce, deliver and/or purchase for resale all the power that its customers need.

          In addition to our EnergySaver system, we also provide, through our subsidiary, Great Lakes Controlled Energy Corporation, a Delaware Corporation (“Great Lakes”), integrated building and environmental control solutions for commercial and industrial facilities.

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

Virtual Negawatt Power Plan

          The combined technology of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which we market primarily to utilities as a demand response system. The VNPP allows a utility to remotely control commercial, industrial and government lighting systems over a managed and secure Internet protocol (“IP”) network. Through the use of the EnergySaver/GlobalCommander system, the utility is able to reduce electric demand requirements during periods of peak demand, providing instantaneous control, measurement and verification of load reduction. Thus, at times when electric power demand is especially high (such as summer afternoons), the electric utility can use the VNPP to reduce demand. The demand reduction can be specifically placed across a utility grid targeting potential “hot spots” such as particular substations. The Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. For additional information on the VNPP program please see “Item 7 – Management’s Discussion and Analysis or Plan of Operations.”

Building Control and Automation

          Through our wholly owned subsidiary, Great Lakes Controlled Energy Corporation, we provide integration of building and automation control systems for commercial and industrial customers. Great Lakes has been providing building automation services for over 20 years and is an authorized distributor for Teletrol Systems Inc., WattStopper Inc. and Power Measurement Ltd., and is a dealer for Novar Controls Corporation and ABB Drives and Motors. Building and environmental control systems are networks of sensors and actuators controlled by a central computer. The sensors monitor building environmental conditions, such as temperature, humidity and light levels, and will turn on and off heating units, chillers, pumps, lights, or other equipment as needed to maintain environmental conditions within a desired range. The systems also report to the central operator when there is a problem with any of the equipment on the network or when any of the monitored conditions fall outside of preset limits. Great Lakes became a subsidiary of Electric City in June 2001. See note 19 to our audited financial statements for additional information regarding our Building Automation and Control segment.

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

          Our standard distributor agreement gives the distributor certain exclusive rights of distribution in a particular territory, includes sales quotas that increase periodically throughout the term of the agreement, and requires the distributor to make payment to us within 30 to 60 days of product shipment. The agreement contains penalties for failure to meet quotas or make payments, including the loss of certain exclusive rights of distribution. Currently, all of our distributors have violated the terms of their agreements for failing to meet their quotas and one distributor is delinquent in payments due Electric City. We are working with our distributors to address these issues. In addition, the standard distributor agreement has a term of 10 years after which it is renewable at our discretion. The standard distributor agreement can be terminated at our discretion if the distributor fails to meet the terms of the distributor agreement.

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

Customers

          During 2004, sales to two customers accounted for approximately 57% of our total consolidated revenue. Our largest customers for 2004 were Hill Mechanical Group (46%) and Public Energy Solutions (11%). Hill Mechanical Group is a customer of our building automation controls business, while Public Energy Solutions is an EnergySaver dealer. During 2003, four customers accounted for approximately 63% of our total consolidated revenue. The top four customers during 2003 were Electric City of Pennsylvania (10%), Hill Mechanical Group (26%), Jacobsen Power (12%) and M&A Railroad and Electric Supply (15%). Hill Mechanical Group and Jacobsen Power were both customers of our building automation controls business, while Electric City of Pennsylvania and M&A Railroad and Electric Supply were EnergySaver dealers. During 2002, sales to our top four customers accounted for 59% of total consolidated revenue. The top customers for 2002 included Jacobsen Power (22%), M&A Railroad Supply (16%), PSEG Energy Technologies (11%) (which subsequently became Public Energy Solutions) and Teschky, Inc. (10%). Jacobsen Power and Teschky Inc. were both customers of our building automation controls business, while M&A Railroad and Electric Supply and PSEG Energy Technologies were EnergySaver dealers. M&A Railroad and Electric Supply ceased to be a dealer in December 2003.

          During 2004, we have expended a significant amount of effort on our VNPP concept which focuses on obtaining utility companies as customers. The Company contracts with utility companies to install Energy Saver units at participating host locations. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which demand reduction is provided. No revenue has been recognized under such contracts for the years ended December 31, 2004, 2003 or 2002. During 2004, the Company focused on recruiting host locations for a VNPP contract with Commonwealth Edison. The cost of EnergySaver units currently at host locations under this VNPP program of approximately $900,000 is included in fixed assets and will be depreciated over the term of this contract. Revenue related to this program will be recognized over 10 years, beginning in 2005 as service revenue related to this equipment.

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

Manufacturing

          Our EnergySaver product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order demand. Rather than adding significantly to our manufacturing overhead to meet anticipated increases in demand, we plan to outsource the manufacturing to contract manufacturers. Since the manufacturing process that we are currently performing only involves the assembly of components manufactured by others, we believe there are many contract manufacturers located across the country that could assemble our EnergySaver product for us with relatively little lead time. One potential source of contract manufacturing services we may utilize is GE Industrial, with whom we have a non-binding agreement to provide system components, joint product development, VNPP participation and additional joint efforts.

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

Risk Factors

          The following disclosure of risk factors include all material risks known to us at this time. Additional risks we are not presently aware of or that we currently believe are immaterial may prove to impair our business and financial performance. Our business could be harmed by any of these risks, whether stated or unstated.. We operate in a continually changing business environment and may as a result enter into new businesses and product lines. We cannot predict new risk factors that may arise in the future, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we continue to assess and refine our business strategy. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected in a material manner.

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

          We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is ultimately dependent on our ability to obtain additional funding and increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. We are continuing our efforts to improve profitability through expansion of our business in both current and new markets. We must overcome significant manufacturing hurdles, including gearing up to produce large quantities of product or arranging to outsource the production of our products and marketing hurdles, including market acceptance in order to sell large quantities of our products. In addition, we may be required to reduce the prices of our products in order to increase sales. If we reduce product prices, we may not be able to reduce product costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we expect to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (2) for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.

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

Our independent registered public accountants have issued a “going concern” opinion raising doubt about our financial viability.

          As a result of our continuing losses and negative cash flows, our independent registered public accounting firm, BDO Seidman, LLP, issued a “going concern” opinion in connection with their audit of our financial statements for the year ended December 31, 2004. This opinion expressed substantial doubt as to our ability to continue as a going concern. The going concern opinion could have an adverse impact on our ability to execute the business plan, result in the reluctance on the part of certain suppliers to do business with us, or result in the loss of new business due to potential customers’ concern about our ability to deliver product.

The loss of any significant customer could materially and adversely affect our results of operations and financial condition.

          We have historically derived a significant portion of our annual revenue from a limited number of customers. With our new focus on utility programs our dependence on a small number of customers for our revenue may become even greater. During the year ended December 31, 2004 two customers accounted for 46% and 11% of the Company’s consolidated revenue, respectively. Four customers (one of which ceased to be a distributor of ours in December 2003) accounted for 26%, 15%, 12% and 10% of the Company’s consolidated revenue, respectively during the year ended December 31, 2003, and four customers accounted for 22%, 16%, 11% and 10% of the Company’s consolidated revenue, respectively, during the year ended December 31, 2002. Of the customers accounting for more than 10% of the Company’s consolidated sales in 2004, one also accounted for more than 10% of consolidated sales in 2003, and of the customers accounting for more than 10% of the Company’s consolidated sales in 2003, one also accounted for more than 10% of consolidated sales in 2002. The loss of a significant customer could have a significant negative effect on our results of operations and financial condition.

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

          During our limited operating history, we have acquired two companies; Switchboard Apparatus, and Great Lakes Controlled Energy, one of which (Switchboard Apparatus) we have subsequently sold. Our future growth may depend, in part, upon our ability to successfully acquire and operate other complementary businesses. We may encounter problems associated with such acquisitions, including the following:

•	difficulties in integrating acquired operations and products with our existing operations and products;

•	difficulties in meeting operating expectations for acquired businesses;

•	diversion of management’s attention from other business concerns;

•	adverse impact on earnings of amortization or write-offs of goodwill and other intangible assets relating to acquisitions; and

•	issuances of equity securities that may be dilutive to existing stockholders to pay for acquisitions.

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

          During 2001, we announced our “Virtual Negawatt Power Plan” concept. The VNPP is intended to allow a utility to remotely control commercial, industrial and government lighting systems over a managed and secure IP network. Through the use of the EnergySaver/ GlobalCommander system, a utility will be able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The successful implementation of the VNPP concept could significantly increase the sales and profitability of our EnergySaver product line. In 2003, we announced an agreement with Commonwealth Edison to implement a 50-Megawatt VNPP system in northern Illinois. A VNPP agreement was executed with ComEd during the third quarter of 2003 and we began installing product under the program in late 2003, but we have not yet recognized revenue under this program.

          While we have made progress in implementing this program with ComEd, we still have a number of hurdles to clear related to this program, including completion of the amendment to the agreement, securing long term financing for the program and enrolling sufficient customer hosts to provide the targeted curtailment. If we fail to recruit enough customers to participate in the program we may not be able to deliver 50MW of demand curtailment, which would result in less revenue from the program than we expect. If our attempts to advance the VNPP concept are unsuccessful, our plans to significantly increase the distribution of our EnergySaver product line may not develop and our growth may be impaired.

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

          Our EnergySaver products are manufactured at our facilities. To be financially successful, we must manufacture our products, including our EnergySaver products, in substantial quantities, at acceptable costs and on a timely basis. While we have produced approximately 1,200 EnergySaver units over the past six years, we have never approached what we believe is our production capacity. To produce larger quantities of our EnergySaver products at competitive prices and on a timely basis, we will have to further develop our processing, production control, assembly, testing and quality assurance capabilities. If our production requirements exceed our internal capacity we plan to contract with outside manufacturers to produce individual components and/or entire EnergySaver units. Since the manufacturing process that we are currently performing only involves the assembly of components manufactured by others, we believe there are many contract manufacturers located across the country that could assemble our EnergySaver product for us with relatively little lead time. We have had discussions with several potential contract manufacturers and they have produced units on a trial basis, but their ability to deliver significant quantities of product in a timely manner with acceptable quality is still unproven. We may be unable to manufacture our EnergySaver products in sufficient volume and may incur substantial costs and expenses in connection with manufacturing larger quantities of our EnergySaver products. If we are unable to make the transition to large-scale commercial production successfully, our business will be negatively affected. We could encounter substantial difficulties if we decide to outsource the manufacturing of our products, including delays in manufacturing and poor production quality.

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

          We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We may not pay cash dividends on any of our capital stock) without the consent of at least 66-2/3% of the Series E Convertible Preferred Stock, and the consent of our secured lender. See “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

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

          We have also entered into agreements with ComEd and PacifiCorp in which we have contracted to establish a Virtual “Negawatt” Power Plans (“VNPP”). Under these contracts, we install Energy Saver units at participating host locations. The participating host locations receive the benefit of reduced utility costs through the operation of the units. We are able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies typically pay us for the availability of this demand reduction and we recognize revenue under these contracts over the period for which the demand reduction is provided. No revenue has been recognized under such contracts for the years ended December 31, 2004, 2003 or 2002. The cost of the Energy Saver units currently at host locations under such VNPP programs is included in fixed assets and depreciated over the term of the contract.

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

          Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and our historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customer’s ability to pay are incorrect, additional allowances may be required. During 2004, we increased our allowance by $21,000, wrote-off $133,000 and recovered $16,000 on receivables that we had previously reserved for as doubtful. As of December 31, 2004 our allowance for doubtful accounts was approximately $199,000, or 15.7% of the outstanding accounts receivable.

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

Material Trends and Uncertainties

          From time to time changes occur in the Company’s industry or its business that make it reasonably likely that aspects of its future operating results will be materially different than its historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. The Company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect the Company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

          The trends, events, and uncertainties set out in the remainder of this section have been identified by the Company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results.

          Our management team monitors trends in the industries and markets in which the Company competes. One trend which we believe is significant and is influencing our long term corporate strategy is the apparently increasing emphasis by regulators and planners to seek to include sources of renewable energy and demand response in long term energy resource plans. Within the past twelve months Pennsylvania, New Mexico, Illinois and Ontario have all introduced initiatives seeking to mandate that renewable energy, demand response and/or energy efficiency measures be included as part of the long term energy resource plans of electric utilities in those states.

          These moves by regulators and planners have in part contributed to our decision to place increased focus on our VNPP utility program. We believe that our VNPP program for utilities is a cost competitive alternative to other sources of alternative energy, demand response and traditional generating capacity. As a result we began to actively market the VNPP concept to utilities during 2003. In late 2003 we signed our first contract with ComEd to provide 50 MWs of curtailment capacity in northern Illinois. During 2004 we signed additional agreements with PacifiCorp to provide 27 MWs of curtailment capacity in Salt Lake City Utah and with Xcel Energy in Denver to provide up to 2.1 MWs of permanent and variable load reduction. If we are successful in installing EnergySavers to supply all the capacity represented by these three agreements we will ship approximately 3,200 EnergySaver units. Prior to initiating our utility initiative we had only shipped approximately 1,100 units in the Company’s history. Through the end of 2004 we had shipped 89 EnergySavers under the ComEd agreement.

          If our effort to expand our VNPP utility program is successful, we anticipate that a significant portion of our future revenue will be service revenue generated by long-term utility VNPP contracts. We also believe that a significant portion of future sales revenue will result from the sale of equipment to customers that have gained exposure to our products through their participation in a utility VNPP program. As these VNPP programs expand we anticipate we will finance the cost of building and installing our equipment with long term debt and/or leases.

          There are a number of uncertainties associated with our utility initiative, all of which have been discussed previously in this Annual Report on Form 10-K. These uncertainties are related to:

-	completion of the amendment to the ComEd agreement,

-	approval of regulatory changes in Illinois which will permit us to expand our VNPP in Illinois to 100 MWs and avoid capping the program at 10 MWs,

-	securing long term financing to fund the build-out of the ComEd and PacifiCorp programs,

-	enrolling sufficient customer hosts in order to achieve the maximum potential of each of the utility programs which we have under contract, and

-	our ability to secure future utility VNPP contracts.

          Completion of the amendment to the ComEd agreement. The ComEd VNPP is currently structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. During the fourth quarter of 2004 we signed a memorandum of understanding with ComEd, which, among other things, contemplates, subject to certain conditions, a doubling of the size of the program to 100 megawatts and modification of pricing in a manner which we believe should be favorable for the Company. We completed negotiating the amendment to this agreement with ComEd during the first quarter of 2005. ComEd is currently seeking internal approval of this amendment, which we hope to receive before the end of the second quarter of 2005. In the event the amendment is not executed we will continue to operate under the existing agreement pursuant to which we are to provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity.

          Approval of regulatory changes in Illinois which will permit us to expand the ComEd program to 100 MWs and avoid capping the program at 10 MWs. As part of the amendment, ComEd is requiring as a prerequisite to increasing the size of the program and modifying the pricing that certain regulatory changes be approved by the Illinois Commerce Commission. Among other things, the amendment requires that the new regulations permit ComEd to include the costs of the VNPP program in its rate base so that it can recover them from its customers. The Illinois Sustainable Energy Plan was submitted to the Illinois Commerce Commission by the Governor of Illinois in February 2005. The Illinois Sustainable Energy Plan (which may be viewed at www.icc.illinois.gov/ec/ecEnergy.aspx) among other things, contains provisions that would permit ComEd to recover the cost of the VNPP program from its customers if the cost is competitive with traditional forms of generation and delivery resources, which we believe is the case for the ComEd VNPP. The Illinois Commerce Commission has historically encouraged demand response programs such as our VNPP, and thus far has not indicated that it will oppose the proposed Illinois Sustainable Energy Plan and various changes sought by utilities. If the required rules are not adopted by the end of 2006, under the proposed amendment to our agreement, ComEd will have the option to cap the size of our VNPP system at 10 MWs and will also have the option to purchase the equipment outright. We hope that the regulatory changes outlined above will be obtained sometime during the summer of 2005.

          Securing long term financing to fund the build out of the ComEd and PacifiCorp programs. If we were to install the 79.1 MWs targeted under the three contracts we are currently working on we estimate that it should cost us approximately $44 million to build the equipment and install and test it. We are currently in discussions with four potential providers of this funding, all of which are in the process of analyzing and structuring various possible ways to provide this financing. In the interim, as part of the amendment to our agreement, ComEd has agreed to provide up to $5 million in funding in the form of advanced payments for services. They have already advanced $1 million to help fund the installation of equipment and will release additional funds as more equipment is installed if the amendment is executed. We will be financing the installation of equipment under the PacifiCorp and Xcel programs from working capital unless and until permanent long term financing is arranged. If we are unable to secure a source of permanent long term financing for these efforts the growth and size of our utility initiative will be severely constrained.

          Enrolling sufficient customer hosts in order to achieve the maximum potential of each of the utility programs which we have under contract. Our ability to fully exploit the potential of our current and any future utility contracts is dependent on our ability to enroll commercial and industrial electricity users in our programs as hosts for our equipment. Under our program, these hosts receive 3% to 5% savings on electricity used in lighting applications during non-curtailment periods and typically 20% to 35% savings during curtailment periods. There is no cost to the hosts to participate in our programs and they receive these savings for agreeing to allow the utility to reduce the power to their lights when needed. We have been focusing on enrolling large national customers, typically retailers, because they usually represent significant load in a utility’s territory and they will usually provide sites in more than one utility’s territory. Another reason we have focused on national customers is because we hope that once they are exposed to our technology through their participation in the VNPP they will want to purchase the technology for use in their locations that are not in the VNPP territories.

          Not every potential customer is a good candidate to participate in our VNPP program. In order to qualify to participate a host customer’s building must be of a certain size, have the correct type of lights and the cost of installing our equipment at their site must fall within a certain range. In addition, the customer must be willing to agree to participate in the program for 10 years. While we have found many customers that qualify and are willing to participate, we are still uncertain as to whether we will have any difficulty in finding enough customers to provide the load called for under our contracts. We have written the contracts with our utility customers to permit us to deliver less than the targeted load without defaulting on the VNPP contact. If we are not able to enroll enough customers to reach the targeted loads the value of the contracts to Electric City will be diminished.

          Our ability to secure future utility contracts. We have ongoing conversations with several utilities which have expressed interest in utilizing our VNPP to help manage their load, but our ability to secure future contracts is uncertain and may depend on our success in executing on our current contracts. To the extent that we can achieve success on the ComEd and PacifiCorp contracts, we believe it will aid us in attracting future VNPP business. However, one of the potential disadvantages to the VNPP product is that a significant part of our future revenue may depend on a small number of utility contracts. Losing one or more of such contracts could have a material impact on our financial condition and performance. We hope that this will be mitigated by sales outside of VNPP programs to users which are introduced to our products through the VNPP programs.

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

          Selling, general and administrative (“SG&A”) expenses include the following components:

•	direct labor and commission costs related to our employee sales force;

•	expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and the cost of non-manufacturing utilities;

•	costs related to marketing and advertising our products;

•	legal expenses;

•	research and development expenses;

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

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

          The ComEd VNPP is currently structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. As currently structured, we will recognize revenue under the ComEd program over the life of the program. During the fourth quarter of 2004 we signed a memorandum of understanding with ComEd, which, among other things, contemplates, subject to certain conditions, a doubling of the size of the program to 100 megawatts and modification of pricing in a manner which we believe should be favorable for the Company. We completed negotiating the amendment to the ComEd agreement during the first quarter of 2005 and ComEd is currently seeking internal approval of this amendment. Under the amendment, as a prerequisite to increasing the size of the program and modifying the pricing is finalization of regulatory changes necessary for ComEd to include the costs of the program in its rate base so that it can recover the cost of the program from its customers. The Governor of Illinois submitted to the Illinois Commerce Commission, in February 2005, the Illinois Sustainable Energy Plan, which includes provisions which if adopted, would permit the costs of complying with its energy efficiency and demand reduction requirements to be recoverable if competitive. The Illinois Commerce Commission has historically encouraged demand response programs such as our VNPP, and thus far has not indicated that it will oppose the proposed changes sought by ComEd. If the rules are not adopted by the end of 2006, under the amendment ComEd will have the option to cap the size of the system at 10 MWs and will also have the option to purchase the equipment outright. We hope that the amendment to our agreement with ComEd will be executed in definitive form in the first half of 2005 and we estimate that the regulatory approvals called for in the amendment will be obtained sometime this summer. If the amendment is not executed the existing ComEd agreement under which we are to provide up to 50 MWs of curtailment capacity at a fixed price per kilowatt of installed capacity will remain in full force and effect.

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

     Gross Profit. Our consolidated gross profit declined $79,615 or 41.9% to $110,531 during 2004, as compared to $190,146 earned during 2003, while our gross margin during 2004 increased to 4.6% from 4.1% in 2003. The EnergySaver related business generated a loss at the gross profit line of approximately $130,000 during 2004 as compared to earning a gross profit of approximately $296,000 during 2003. The decline in profitability was due primarily to the decline in revenue and the shift in focus to our utility programs. The building automation controls business recognized a gross profit of approximately $240,000 during 2004, as compared to a loss of approximately $106,000 in 2003. The improvement in the gross profit in 2004 was the result of recognition of profit on long term jobs that were completed during the year.

     SG&A Expenses. Selling, general and administrative expenses increased $353,125 or 8.2% to $4,643,203 in 2004 from $4,290,078 in 2003. The increase in SG&A expense was primarily due to legal costs related to an arbitration we were involved in with a dealer which contributed to a $640,000 increase in legal expenses during 2004. If it were not for this legal expense our SG&A would have declined year over year as a result of reductions in labor costs, sales commissions to third party dealers and distributors and travel and entertainment expenses. The dealer arbitration was settled in February 2005, thus our legal expenses are expected to decline in 2005. Overall SG&A expense is expected to remain unchanged or increase slightly during 2005 as we add additional resources to assist in the execution of the ComEd, Pacificorp and Xcel programs.

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

     As is more fully described in Note 15(p) to our financial statements, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred”), and exchanged the remaining 2,104,509 shares of Existing Preferred into 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 10 shares of Series E Convertible Preferred Stock for each share of Existing Preferred. The Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate was to increase by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, significantly reduces the dilutive effect of the payment-in-kind dividend on the preferred stock in periods after March 22, 2004.

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

     During the last four fiscal years we have raised net proceeds of $28.6 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. As of December 31, 2004 our cash balance was $1,789,808. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2005:

•	Successfully execute on the ComEd and Pacificorp contracts. We believe that this is important from several different perspectives. We believe the contracts will establish Electric City as the leader in negative power development, thereby supporting VNPP opportunities with other utilities. And we also believe the contracts will lead to increased commercial sales of the EnergySaver as customers who participate in the VNPP programs with operations outside the territories covered by the VNPPs gain exposure to the technology. Both of these projects are currently under contract, therefore we are focusing a great deal of our resources on these projects and will be hiring additional personnel in an attempt to keep the projects on schedule.

•	Increase the profitability of EnergySaver sales and increase direct sales of EnergySavers to customers who gain familiarity with the technology through their participation in VNPP programs. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins at times over the past three years with increases in volume. We believe that increased volumes that will result from the VNPP programs will lead to consistently higher margins as a result of increased capacity utilization. We have already seen VNPP customers proceed to a point whereby they will place large scale direct orders for EnergySaver systems.

•	Secure additional VNPP projects. We are currently in discussions with several utilities regarding implementing VNPP programs in their service territories. Recent legislative actions by various states are encouraging or mandating utilities to include demand reduction goals in their long term energy plans. We believe we are well positioned to take advantage of these new requirements. Securing one or two additional VNPP contracts during 2005 should lead to improvements in cash flow beginning in 2006 and we hope, to increased profitability.

•	Expand and improve the product line through internal development or acquisition. We would like to develop or acquire additional cost effective demand response technology that we can incorporate into our VNPP offering and find ways to reduce the cost of our current technology. Our ability to do this will expand our opportunities with utilities, increase the rate of VNPP development by allowing us to control additional load with existing customers and increase our profitability. In March 2005, we signed a non-binding letter of intent to acquire Maximum Performance Group — a maker of air conditioning control technology.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has recently or will soon successfully complete several projects which have contributed to improvements in the segment’s profitability and cash flow. Great Lakes’ successful execution on these projects has led to opportunities to bid on other significant projects. If this segment continues to improve as it has during the last two years, we believe it will turn profitable during 2005.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last several years, we must continue to effectively manage all of our costs so that they do not negate the improvements in profitability we are working to create in our Energy Technology and Building Automation and Control segments.

•	Secure additional capital to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.

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

Contractual Obligations

Our obligations to make future payments under contracts as of December 31, 2004 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt	$1,280,401	$424,451	$855,950	$—	$—
Capital leases	—	—	—	—	—
Operating leases	98,600	69,600	29,000	—	—
Purchase obligations	—	—	—	—	—
Employment agreements	610,000	610,000	—	—	—

Total	$1,989,001	$1,104,051	$884,950	$—	$—

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

Item 8. Financial Statements and Supplemental Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

F-4	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2004, 2003 and 2002

F-8 - F-35	Notes to Consolidated Financial Statements

F-36	Schedule II, Valuation and Qualifying Accounts

Item 9 Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

(a)	Explanation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective.

(b)	Changes in internal controls. During the fourth quarter of 2004 there were no change in the Company’s internal controls or in other factors which materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.Other Information

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

     Information regarding the Company’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Report Schedules, and Reports on Form 8-K

     (a) Exhibits

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1(1)	Certificate of Incorporation

3.2(1)	By-laws

3.3(9)	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.

3.4(9)	Bylaws, as amended

3.5(12)	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2002.

3.6(12)	Charter of Audit Committee, as restated.

3.7(21)	Charter of Governance and Nominating Committee

4.1(2)	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Electric City Corp.

4.2(3)	Specimen Stock Certificate

4.3(7)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of Electric City Corp. dated August 30, 2001.

4.4(10)	Securities Purchase Agreement dated as of May 31, 2002 between Electric City Corp. and Richard Kiphart.

4.5(10)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 3, 2002.

4.6(10)	Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of Electric City Corp. dated June 11, 2002

4.7(10)	Stock Trading Agreement, dated as of June 4, 2002, between Electric City Corp. and Richard P. Kiphart.

4.8(6)	2001 Stock Incentive Plan

4.9(12)	Securities Purchase Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.10(12)	Stock Trading Agreement dated December 16, 2002, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.11(12)	Securities Purchase Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

4.12(12)	Stock Trading Agreement dated February 27, 2003, between Electric City Corp. and SF Capital Partners

Exhibit
Number	Description of Exhibit
4.13(13)	Securities Purchase Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.14(13)	Acknowledgment and Amendment to Stock Trading Agreement dated April 17, 2003, between Electric City Corp. and Munder Power Plus Fund, A Series of the Munder Funds, Inc.

4.15(13)	Securities Purchase Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.16(13)	Stock Trading Agreement dated April 23, 2003, between Electric City Corp. and Richard P. Kiphart

4.17(14)	Stock Trading Agreement dated May 31, 2003 between Dale Hoppensteadt and Electric City Corp.

4.18(15)	Securities Purchase Agreement dated June 27, 2003, between Electric City Corp. and Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

4.19(15)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series D Convertible Preferred Stock Of Electric City Corp.

4.20(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.21(16)	Registration Rights Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.22(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Jason Diamond.

4.23(18)	Warrant Certificate to Purchase 27,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to William Ritger

4.24(18)	Warrant Certificate to Purchase 15,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Stockbroker.com

4.25(18)	Warrant Certificate to Purchase 5,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Engle Group

4.26(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to R&R Investments

4.27(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Barretto Pacific Corporation

4.28(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

4.29(18)	Warrant Certificate to Purchase 20,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Gregory Hawkins

4.30(18)	Warrant Certificate to Purchase 160,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to TheStockPage.com

4.31(18)	Warrant Certificate to Purchase 40,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Henning Capital Ltd.

4.32(18)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Wall & Broad Equities

Exhibit
Number	Description of Exhibit
4.33(18)	Warrant Certificate to Purchase 10,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Catalina Capital Management

4.34(18)	Warrant Certificate to Purchase 100,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Utica Properties

4.35(20)	Warrant Certificate to Purchase 442,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Equity Fund, Mid Cap Value Series

4.36(20)	Warrant Certificate to Purchase 350,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series V

4.37(20)	Warrant Certificate to Purchase 311,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of Security Mid Cap Growth Fund

4.38(20)	Warrant Certificate to Purchase 645,750 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to UMBTRU for benefit of SBL Fund, Series J

4.39(20)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series E Convertible Preferred Stock Of Electric City Corp.

4.40(20)	Amended and Restated Investor Rights Agreement, dated as of March 19, 2004 made by and among Electric City Corp. and Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.41(20)	Amended And Restated Stockholders Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.42(20)	Amended And Restated Stock Trading Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.43(22)	Amended and Restated Directors’ Stock Option Plan

4.44 (26)	Form of Common Stock Warrant Used to Pay Certain Vendors

4.45 (26)	Form of Common Stock Warrant (With Cashless Exercise Provision) Used to Pay Certain Vendors

10.1(1)	Sales, Distribution and Patent License Agreement, dated January 1, 1998, by and between Giorgio Reverberi and Joseph C. Marino

10.2(1)	Sublicense Agreement, dated June 24, 1998, by and between the Electric City Corp. and Joseph C. Marino

10.3(4)	Warrant Certificate to Purchase 3,314,830 Shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Securities, Inc.

Exhibit
Number	Description of Exhibit
10.4(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Newcourt Capital USA, Inc.

10.5(7)	Warrant Certificate to Purchase 712,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Morgan Stanley Dean Witter Equity Funding, Inc.

10.6(7)	Warrant Certificate to Purchase 37,500 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Originators Investment Plan, L.P.

10.7(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Duke Capital Partners, LLC.

10.8(7)	Warrant Certificate to Purchase 750,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to EP Power Finance, L.L.C.

10.9(8)	Warrant Certificate to Purchase 421,876 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Leaf Mountain Company, LLC.

10.10(10)	Warrant Certificate to Purchase 281,250 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard Kiphart.

10.11(10)	Warrant Certificates to Purchase 25,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to each of Thomas Duszynski, Brian Porter, John Porter and David R. Asplund, replacing a Warrant Certificate to Purchase 100,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. previously issued to Delano Group Securities.

10.12(11)	Amendment of contract between Electric City Corp. and the Stockpage, dated June 18, 2002.

10.13(11)	Fourth Amendment To The Warrant To Purchase Common Stock Of Electric City Corp. dated June 18, 2002 by and between Electric City Corp. and the Stockpage.

10.14(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.15(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.16(12)	Warrant Certificate to Purchase 300,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to SF Capital Partners.

10.17(12)	Warrant Certificate to Purchase 50,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Capstone Investments.

10.18(12)	Employment Agreement, dated as of January 13, 2003, between the Company and John Mitola

10.19(13)	Warrant Certificate to Purchase 75,000 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Munder Power Plus Fund, A Series of the Munder Funds, Inc.

10.20(13)	Warrant Certificate to Purchase 125,974 shares of Common Stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Richard P. Kiphart

10.21(13)	Employment Agreement, effective January 1, 2003, between the Company and Jeffrey Mistarz

10.22(14)	Asset Purchase Agreement dated June 3, 2003, by and among Electric City Corp., Switchboard Apparatus, Inc., and Hoppensteadt Acquisition Corp.

10.23(14)	Strategic Alliance, Co-Marketing and Licensing Agreement dated May 31, 2003 by and between Hoppensteadt Acquisition Corp. and Electric City Corp.

Exhibit
Number	Description of Exhibit
10.24(15)	Form of Common Stock Warrant issued by Electric City in favor of Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, John Thomas Hurvis Revocable Trust and Mr. David Asplund

10.25(16)	Securities Purchase Agreement dated September 11, 2003 between Electric City Corp. and Laurus Master Fund, Ltd.

10.26(16)	Convertible Term Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.27(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.28(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.29(16)	Form of Secured Convertible Revolving Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.30(16)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.31(16)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.32(20)	Securities Purchase Agreement dated March 19, 2004, between Electric City Corp. and Security Equity Fund, Mid Cap Value Series, SBL Fund, Series V, Security Mid Cap Growth And SBL Fund, Series J

10.33(20)	Redemption and Exchange Agreement dated March 19, 2004, by and among Electric City Corp. and Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

10.34(23)	Amendment to Convertible Term Note dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.35(23)	Amendment to Security Agreement dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.36(24)	Second Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 31, 2004 by Electric City Corp. and American Chartered Bank.

10.37(24)	Amended and Restated Mortgage Note made and entered into on the 31st day of December 2004, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.38 (26)	Agreement between Delano Group Securities, LLC and Electric City Corp. dated August 31, 2004.

10.39 (25)	Amendment To Security Agreement And Registration Rights Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

10.40 (25)	Form of Secured Convertible Revolving Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.41 (25)	Form of Secured Convertible Minimum Borrowing Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

Exhibit
Number	Description of Exhibit
10.42 (25)	Security Agreement dated February 28, 2005 by and between Great Lakes Controlled Energy Corporation and Laurus Master Fund, Ltd.

10.43 (25)	Subsidiary Guaranty dated February 28, 2005 made by Great Lakes Controlled Energy Corporation in favor of Laurus Master Fund, Ltd.

10.44 (25)	Stock Pledge Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

14(19)	Code Of Ethics For Chief Executive Officer And Chief Financial Officer Of Electric City Corp.

21(17)	List of subsidiaries

23.1*	Consent of BDO Seidman LLP with respect to the consolidated financial statements of Electric City Corp.

23.2(5)	Consent of John R. Waters and Company

24	Power of Attorney (included on signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated herein by reference to Electric City Corp.’s registration statement on Form 10SB filed on September 9, 1999 (No. 001-16265).

(2)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated October 17, 2000 filed with the SEC on November 30, 2000 (No. 1-16265).

(3)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-A filed with the SEC on December 8, 2000 (No. 1-16265).

(4)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed with the SEC on August 13, 2001 (No. 1-16265).

(5)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed August 16, 2001 (No. 333-67642).

(6)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 1-16265)

(7)	Incorporated herein by reference to Electric City Corp’s Amendment No. 1 to Registration Statement on Form SB-2 filed September 27, 2001 (No. 333-67642).

(8)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed December 7, 2001 (No. 333-67642).

(9)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed April 15, 2002 (No. 1-16265).

(10)	Incorporated herein by reference to Electric City Corp’s Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 filed July 16, 2002 (No. 333-67642).

(11)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002, filed with the SEC on August 14, 2002 (No. 1-16265).

(12)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed March 31, 2003 (No. 1-16265).

(13)	Incorporated herein by reference to Electric City Corp’s registration statement on Form S-3 filed May 8, 2003 (No. 333-105084).

(14)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 3, 2003 filed with the SEC on June 5, 2003 (No. 1-16265).

(15)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 27, 2003 filed with the SEC on July 2, 2003 (No. 1-16265).

(16)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated September 11, 2003 filed with the SEC on September 16, 2003 (No. 1-16265).

(17)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed October 20, 2003 (No. 333-109835).

(18)	Incorporated herein by reference to Electric City Corp’s post-effective amendment to its registration statement on Form S-3/A filed February 19, 2004 (No. 333-105084).

(19)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2003, filed March 29, 2004 (No. 1-16265).

(20)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated March 19, 2004 filed with the SEC on March 23, 2004 (No. 1-16265).

(21)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed April 30, 2004 (No. 1-16265)

(22)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on May 13, 2004 (No. 1-16265).

(23)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated August 31, 2004 filed with the SEC on September 2, 2004 (No. 1-16265).

(24)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated December 31, 2004 filed with the SEC on January 4, 2005 (No. 1-16265).

(25)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated February 28, 2005 filed with the SEC on March 4, 2005 (No. 1-16265).

(26)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005 (No. 1-16265).

(b)	We filed the following report on Form 8-K during the last quarter of the period covered by this report:

•	We filed a Current Report on Form 8-K on November 16, 2004, pursuant to Items 2.02 and 9.01, in which we incorporated a press release that we filed on November 15, 2004, announcing our results for the three-month and nine-month periods ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.

By:	/s/ John P. Mitola

John P. Mitola
Chief Executive Officer

June 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ John P. Mitola	June 13, 2005
John P. Mitola
Chief Executive Officer & Director (principal executive officer)

/s/ Jeffrey R. Mistarz	June 13, 2005
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

d)	During 2002, we amended an existing warrant held by a consultant to extend its expiration date from June 30, 2002 to June 30, 2003 as payment for services received in a private transaction not involving any solicitation or offering of such warrant to anyone else. The warrant was for 200,000 shares with an exercise price of $2.00 per share. The extension of this warrant was valued at $80,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 1.712%, expected volatility of 90%, expected dividend of $0 and expected life of 1 year.

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

q)	During fiscal 2004, the Company received proceeds of $185,000 in connection with the exercise of 185,000 warrants, resulting in the issuance of 185,000 shares of the Company’s Common Stock.

r)	On September 2, 2004 the Company issued a two year warrant to purchase 65,000 shares of its Common Stock at $1.59 per share to a company controlled by Michael Stelter, one of the Company’s directors, as compensation for marketing services received. The warrants were valued at $29,900 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 1.607%, expected volatility of 53.6%, expected dividend of $0 and expected life of 2 year. The value of the warrants was charged to operations during the period.

s)	During fiscal 2004, the Company issued warrants to purchase 120,000 shares of its Common Stock at prices between $1.00 and $1.55 per share to a consultant for services received. The warrants were valued at $42,600 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 1.607% to 2.772%, expected volatility of 42.5 to 53.6%, expected dividend of $0 and expected life of 2 to 3 years. The value of the warrants were charged to operations during the period.

t)	During fiscal 2004, holders of the Company’s Series E Convertible Preferred Stock converted 5,067 shares of Series E Convertible Preferred Stock into 506,700 shares of common stock.

u)	During fiscal 2004, the Company received proceeds of $300,000 in connection with the exercise of 3,000 warrants, resulting in the issuance of 3,000 shares of the Company’s Series E Convertible Preferred Stock.

v)	During fiscal 2004, Laurus Master Fund converted $270,864 of principal and $4,736 of accrued interest on the Company’s Convertible Term Note into 130,000 shares of our common stock.

w)	During fiscal 2004, the Company satisfied the accrued dividend on its preferred stock of $1,636,780 though the issuance of 16,368 shares of its Series E Preferred stock. Since these shares of preferred stock are convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $1,127,021 during the period. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the preferred shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

Electric City Corp.
Notes to Consolidated Financial Statements

x)	As of December 31, 2002 the Company had an outstanding warrant to purchase 50,000 shares of its Series C Convertible Preferred stock at an exercise price of $10.00 per share. This warrant expired unexercised on June 4, 2003.

y)	As of December 31, 2003 the Company had outstanding warrants to purchase 37,500 shares of its Series D Convertible Preferred stock at an exercise price of $10.00 per share. On March 22, 2004, these warrants were exchanged for warrants to purchase 3,750 shares of Series E Convertible stock at an exercise price of $100.00 per share. Holders of warrants to purchase 3,000 shares of Series E Convertible stock exercised the warrants during fiscal 2004. The remaining warrant to purchase 750 shares of Series E Convertible stock expired unexercised on December 31, 2004.

z)	The Company had outstanding warrants to purchase 10,954,867 and 9,369,867 shares of its common stock as of December 31, 2004 and 2003, respectively, at an exercise price of between $0.92 per share and $6.56 per share. These warrants can be exercised at any time prior to their expiration date which range between April 2004 and May 2010. The following table summarizes information about warrants outstanding as of December 31, 2004:

	Warrants Outstanding
		Weighted
	Number	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Price	2004	Life	Price

$0.92 - $1.00	8,104,867	3.3 years	$1.00
$1.01 - $2.00	235,000	1.6 years	1.68
$2.01 – $3.00	2,160,000	4.1 years	2.45
$3.01 – $6.56	455,000	1.8 years	4.09

	10,954,867	3.4 years	$1.43

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