Form 10-Q
period 2005-06-30
ELECTRIC CITY CORP
filed 2005-08-15
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
50,813,503 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of June 30, 2005.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30
	2005	December 31,
	(unaudited)	2004(1)

Assets

Current Assets
Cash and cash equivalents	$3,926,058	$1,789,808
Accounts receivable, net	725,038	1,067,104
Inventories	1,641,085	1,029,645
Advances to suppliers	451,413	—
Costs and estimated earnings in excess of billings on uncompleted contracts	145,179	—
Prepaid expenses and other	198,254	90,727

Total Current Assets	7,087,027	3,977,284

Net Property and Equipment	2,267,424	1,985,561

Deferred Financing Costs	48,906	99,902
Intangibles, net	2,314,659	—
Cost in Excess of Assets Acquired	4,602,557	416,573

	$16,320,573	$6,479,320

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2005	December 31,
	(unaudited)	2004(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of Credit	$2,000,000	$—
Current maturities of long-term debt	1,036,147	424,451
Accounts payable	1,332,044	1,284,421
Accrued expenses	954,085	567,689
Notes payable	231,999	—
Deferred revenue	585,993	437,419
Customer deposits	1,447,278	1,000,000

Total Current Liabilities	7,587,546	3,713,980

Deferred Revenue	823,729	179,167

Long-Term Debt, less current maturities, net of unamortized discount of $24,501 and $50,048 at June 30, 2005 and December 31, 2004, respectively	64,937	805,902

Total Liabilities	8,476,212	4,699,049

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series E - 229,333 and 224,752 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively (liquidation value of $45,867,000 and $44,950,000 at June 30, 2005 and December 31, 2004, respectively)	2,293	2,248
Common stock, $.0001 par value; 200,000,000 shares authorized, 50,813,503 and 41,612,610 issued as of June 30, 2005 and December 31, 2004, respectively	5,083	4,163
Additional paid-in capital	63,862,760	55,299,743
Accumulated deficit	(56,025,775)	(53,525,883)

Total Stockholders’ Equity	7,844,361	1,780,271

	$16,320,573	$6,479,320

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, June 30	2005	2004

Revenue	$1,791,480	$555,537

Expenses
Cost of sales	1,689,905	597,082
Selling, general and administrative	1,687,210	974,470

	3,377,115	1,571,552

Operating loss	(1,585,635)	(1,016,015)

Other Income (Expense)
Interest income	18,303	7,372
Interest expense	(257,302)	(136,505)

Total other income (expense)	(238,999)	(129,133)

Net Loss	(1,824,634)	(1,145,148)

Plus Preferred Stock Dividends	(339,000)	(622,884)

Net Loss Available to Common Shareholder	$(2,163,634)	$(1,768,032)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.04)

Weighted Average Common Shares Outstanding	47,927,901	40,938,395

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six months ended, June 30	2005	2004

Revenue	$2,532,754	$1,371,779

Expenses
Cost of sales	1,958,866	1,383,091
Selling, general and administrative	2,766,830	2,002,109

	4,725,696	3,385,200

Operating loss	(2,192,942)	(2,013,421)

Other Income (Expense)
Interest income	25,287	11,736
Interest expense	(332,237)	(501,191)

Total other income (expense)	(306,950)	(489,455)

Net Loss	(2,499,892)	(2,502,876)

Plus Preferred Stock Dividends	(673,800)	(3,786,905)

Net Loss Available to Common Shareholder	$(3,173,692)	$(6,289,781)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.16)

Weighted Average Common Shares Outstanding	44,864,259	38,244,878

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series E		Additional		Total
		Common	Preferred	Series E Preferred	Paid-in	Accumulated	Stockholders’
	Common Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2004	41,612,610	$4,163	224,752	$2,248	$55,299,743	$(53,525,883)	$1,780,271
Conversion of Series E Preferred Stock	215,700	22	(2,157)	(22)	—	—	—
Issuance of common stock (less issuance costs of $216,787)	6,250,000	625	—	—	5,407,588	—	5,408,213
Shares issued for acquisition of Maximum Performance Group, Inc.	2,509,708	251	—	—	2,710,234	—	2,710,485
Cumulative dividends on preferred stock	—	—	—	—	(673,800)	—	(673,800)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	6,738	67	673,733	—	673,800
Common stock issued for services received	225,485	22	—	—	125,462	—	125,484
Warrants issued for services received	—	—	—	—	319,800	—	319,800
Net loss for the six months ended June 30, 2005	—	—	—	—	—	(2,499,892)	(2,499,892)

Balance, June 30, 2005	50,813,503	$5,083	229,333	$2,293	$63,862,760	$(56,025,775)	$7,844,361

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30	2005	2004

Cash Flow from Operating Activities

Net loss	$(2,499,892)	$(2,502,876)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition
Depreciation and amortization	159,500	28,838
Warrants issued in exchange for services received	319,800	—
Amortization of deferred financing costs	50,996	309,765
Amortization of original issue discount	25,547	155,183
Accrued interest converted to common stock	—	4,736
Changes in assets and liabilities, net of acquisitions
Accounts receivable	634,168	312,247
Inventories	(285,318)	(229,097)
Advances to suppliers	21,276	—
Other current assets	(189,094)	(62,100)
Accounts payable	(880,886)	(359,133)
Accrued expenses	(272,545)	(67,440)
Deferred revenue	(218,480)	49,065
Other current liabilities	(78,398)	488,833

Net cash used in operating activities	(3,213,326)	(1,871,979)

Cash Flows Used In Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(1,644,419)	—
Purchase of property and equipment	(201,814)	(11,804)

Net cash used in investing activities	(1,846,233)	(11,804)

Cash Flows Provided by Financing Activities
Borrowings on line of credit	2,000,000	—
Payment on long-term debt	(212,404)	(19,542)
Preferred stock redemption	—	(7,000,006)
Proceeds from issuance of common stock	5,625,000	11,000,000
Issuance costs related to stock issuances	(216,787)	(897,135)
Proceeds from exercise of warrants	—	193,648

Net cash provided by financing activities	7,195,809	3,276,965

Net Increase in Cash and Cash Equivalents	2,136,250	1,393,182

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$3,926,058	$3,860,205

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$81,039	$41,126

Supplemental Disclosures of Noncash Investing and Financing Activities

Conversion of convertible debt to common stock	$—	$270,863
Accrued interest satisfied through the issuance of common stock	—	4,736

Certain holders of Series E preferred stock converted 2,157 shares of Series E preferred stock into 215,700 shares of the Company’s common stock during the first quarter of 2005.

On May 3, 2005, the Company purchased Maximum Performance Group, Inc. for $1,644,419 in cash (net of cash acquired of $136,492 and including transaction costs of $137,386), 2,509,708 shares of Electric City common stock and approximately 2,509,708 additional shares which have been placed in escrow. If Maximum Performance Group’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of Maximum Performance Group at the rate of 202 shares for every $1,000 of revenue in excess of such amount. The common stock paid at closing was valued at $2,710,485. The related assets and liabilities at the date of acquisition were as follows:

Accounts receivable	$292,102
Inventory	326,122
Advances to suppliers	472,689
Other current assets	63,611
Property and equipment	121,608
Intangible assets	2,432,600
Cost in excess of assets acquired	4,185,984

Total assets acquired	7,894,716

Accounts payable	(928,509)
Accrued expenses	(658,940)
Deferred revenue	(1,011,616)
Other current liabilities	(525,675)
Notes payable	(289,587)

Total liabilities assumed	(3,414,327)

Net assets acquired	4,480,389

Less valuation of shares issued for acquisition	(2,710,485)
Acquisition costs paid through the issuance of common stock	(125,485)

Total cash paid, including acquisition costs	$1,644,419
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
The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In late April of this year the Company successfully raised $5,625,000 in gross proceeds through a private placement of equity, of which $1,643,525 was used to fund the acquisition of Maximum Performance Group, Inc. (“MPG”) (see note 5). There is no assurance that the remaining proceeds of $3,981,475 will be sufficient to fund operations until sales and profitability improve to the point that the Company is able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-K, for the year ended December 31, 2004.
Note 2 — Stock-based Compensation
At June 30, 2005, the Company had a stock-based compensation plan, which is more fully described in Note 17 in the Company’s 2004 Annual Report on Form 10-K as filed on March 31, 2005. The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month or six month periods ended June 30, 2005 or June 30, 2004, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended		Six months Ended
	June 30		June 30
	2005	2004	2005	2004
Net Loss, as reported	$(1,825,000)	$(1,145,000)	$(2,500,000)	$(2,503,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards [1]	(345,000)	(397,000)	(504,000)	(528,000)

Net Loss, pro-forma	(2,170,000)	(1,542,000)	(3,004,000)	(3,031,000)

Preferred stock dividends	(339,000)	(623,000)	(674,000)	(3,787,000)

Net Loss Available to Common Shareholder	$(2,509,000)	$(2,165,000)	$(3,678,000)	$(6,818,000)

Net loss per share
Basic and diluted – as reported	$(0.05)	(0.04)	$(0.07)	(0.16)
Basic and diluted – pro-forma	$(0.06)	(0.05)	$(0.08)	(0.18)

[1]	All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.
When the Company adopts FAS 123 (R), currently scheduled for the first quarter of 2006, it will include the expense associated with options issued to employees in its Condensed Consolidated Statements of Operations. The Company has not yet completed its assessment of which valuation model or transition option it will use once it adopts FAS 123 (R).
Note 3 – Revenue Recognition
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

The timing of revenue recognition may differ from contract payment schedules resulting in revenues that have been earned but not yet billed. These amounts are recorded on the balance sheet as “Costs and estimated earnings in excess of billings on uncompleted contracts.” Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as deferred revenue.
The Company’s MPG subsidiary often bundles contracts to provide monitoring services and web access with the sale of its eMac hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract. The Company’s monitoring contracts vary in length from 3 months to 5 years.
The Company also has entered into agreements in which it has contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, the Company installs Energy Saver units at participating host locations. The participating host locations receive the benefit of reduced utility costs through the operation of the units. The Company is able to further reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which the demand reduction is provided. No revenue has been recognized under such contracts as of June 30, 2005. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and will be depreciated over the term these units will be used under the contract.
Note 4 — Recent Accounting Pronouncements
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
Note 5 – Acquisition of Maximum Performance Group, Inc.
On May 3, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 29, 2005, by and among Electric City Corp., MPG Acquisition Corporation, a wholly-owned subsidiary of Electric City (“Merger Subsidiary”), and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG pursuant to the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc.
The merger consideration consisted of $1,644,419 in cash (net of transaction costs of $137,386 and cash acquired of 136,492), 2,509,708 shares of Electric City common stock and approximately 2,509,708 additional shares which have been placed in escrow. Total consideration was $4,616,881, which consisted of $1,643,525 in cash, stock valued at $2,710,485 (based on the average closing price the Company’s stock for the five days before and after the announcement of the transaction), $137,386 in transaction costs and commissions paid to Delano Securities in the form of 125,485 shares of common stock valued at $1.00 per share (the closing price of the Company’s stock on the effective date of the transaction). The cash portion of the consideration was funded with proceeds from a private placement of the Company’s common stock (see note 12 for addition information on the private placement). If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. These shares will be valued at the market price at the time they are released from escrow and will result in an increase in the goodwill associated with the transaction. The escrow shares are also available to satisfy any indemnification claims which the Company may have under the Merger Agreement. As a part of the transaction the former stockholders of MPG entered into a stock trading agreement with the Company which restricts their ability to sell shares of the Company’s common stock under certain circumstances. As a result of the merger, Merger Subsidiary (which changed its name to Maximum Performance Group, Inc. pursuant to the merger) became responsible for the liabilities of MPG, including approximately $232,000 in payments owed to shareholders and affiliates and approximately $40,000 of bank debt and capitalized lease obligations.
MPG is a technology based provider of energy and asset management products and services. MPG currently manufactures and markets its eMAC line of controllers for HVAC and lighting applications. The eMAC line of controllers provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless paging technology to reduce energy usage and improve system reliability. MPG, which had 2004 revenues of approximately $2.3 million, has offices in College Point, NY and San Diego, CA.
In connection with the acquisition of MPG, the Company appointed Leonard Pisano as Electric City’s chief operating officer, and Maximum Performance Group, Inc. entered into an employment agreement with Mr. Pisano under which he will be employed for three years as its President.
Delano Group Securities LLC acted as an advisor on the transaction. The Company paid Delano Group Securities LLC $82,176 and 125,485 shares of common stock at closing and will pay up to 125,485 additional shares of common stock as the MPG shares held in escrow are released. Delano Group Securities LLC is owned by Mr. David Asplund. Mr. Asplund serves as a director of Electric City.
The assets acquired and liabilities assumed in the acquisition are as follows:

Accounts receivable	$292,102
Inventory	326,122
Advances to suppliers	472,689
Other current assets	63,611
Net property and equipment	121,608
Identifiable intangible assets	2,432,600
Goodwill	4,185,984

Accounts payable	928,509
Accrued expenses	658,940
Deferred revenue	1,011,616
Other current liabilities	525,675
Notes payable	289,587

The acquisition was recorded using the purchase method of accounting, accordingly, the results of the MPG’s operations have been included in the consolidated statement of operations since May 1, 2005. Unaudited pro forma results of operations for the three and six months ended June 30, 2005 for the Company and MPG, assuming the acquisition took place on January 1, 2005, are as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Revenue:
As Reported	$1,791,480	$2,532,754
Proforma	2,090,901	3,682,501

Net Loss:
As Reported	(1,824,634)	(2,499,892)
Pro-forma	(2,237,159)	(3,150,945)

Basic and Diluted Loss per Share:
As Reported	(0.05)	(0.07)
Pro-forma	(0.07)	(0.08)
Note 6 – Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or six months ended June 30, 2005 and 2004 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Weighted average shares issuable upon exercise of outstanding options	11,648,000	10,574,000	11,436,000	10,496,000

Weighted average shares issuable upon exercise of outstanding warrants	13,734,000	11,157,000	12,463,000	10,407,000

Weighted average shares issuable upon conversion of preferred stock	22,598,000	21,712,000	22,462,000	24,326,000

Weighted average shares issuable upon conversion of convertible debt	2,233,000	319,000	1,656,000	334,000

Total	50,213,000	43,762,000	48,017,000	45,563,000

As discussed in Note 5, 2,509,708 shares of common stock are being held in escrow for the benefit of the selling shareholders of MPG to be released over the two year period following the purchase of MPG if it achieves certain revenue targets during the period. Any shares not issued to the selling shareholders will be returned to the Company at the end of the two year period. These shares have not been included in the calculation of the weighted average common shares outstanding since there release from escrow is contingent on achieving the revenue targets.
Note 7 — Warranty Obligations
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Balance, beginning of period	$172,424	$126,735	$151,008	$121,702

Warranties issued	49,750	4,000	81,798	12,250

Settlements	(15,279)	(2,553)	(25,911)	(5,770)

Balance, as of June 30	$206,895	$128,182	$206,895	$128,182

Note 8 — Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$933,640	$528,718

Work in process	4,767	—

Finished goods	702,678	500,927

	$1,641,085	$1,029,645

Note 9 – Line of Credit
On February 28, 2005, the Company and Laurus Master Fund, Ltd. (“Laurus”) entered into an amendment to the revolving credit facility which among other things permits the Company to borrow an amount in excess of the amount supported by the borrowing base (an “Overadvance”), up to the $2 million limit of the facility and reduces the fixed conversion price on the revolving credit line to $1.05 per share. The Company may remain in the Overadvance position until January 1, 2006 (the “Overadvance Period”). Outstanding borrowings under this line of credit were $2 million and $0 at June 30, 2005 and December 31, 2004. Borrowings in excess of the borrowing base (the overadvance) was $1.59 million at June 30, 2005. Prior to the end of the Overadvance Period, the Company can repay the Overadvance in cash at 125% of the principal amount. The Overadvance Period will be extended on a month to month basis if the average closing price of the Company’s stock for the five last trading days of the prior month are greater than or equal to $1.16 (110% of the fixed conversion price). If the Overadvance Period is not extended, the Company will be required to repay the Overadvance at 100% of the principal amount at the end of the Overadvance Period. If at any time after the date the shares underlying the revolving credit facility are registered and the average closing price of the Company’s common stock for an eleven day period exceeds $1.21 per share (115% of the fixed conversion price), Laurus will be required to convert to common stock the lesser of the outstanding balance of revolving credit line or 25% of the average aggregate dollar weighted trading volume of the Company’s common stock for the eleven days prior to the conversion (a “Mandatory Conversion”). Only one Mandatory Conversion can be effected in any 22 day period.

Note 10 — Dividends
Dividends are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Accrual of Dividend on Series A Convertible Preferred	$—	$—	$—	$540,705

Accrual of Dividend on Series C Convertible Preferred	—	—	—	53,206

Accrual of Dividend on Series D Convertible Preferred	—	—	—	35,932

Accrual of Dividend on Series E Convertible Preferred	339,000	325,600	673,800	353,657

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of convertible preferred dividends	—	289,784	—	927,947

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	—	—	1,860,458

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	7,500	—	15,000

Total	$339,000	$622,884	$673,800	$3,786,905

Note 11 – Business Segment Information
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
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the EnergySaver, the Global Commander, the eMac line of HVAC and lighting controllers, and negative power systems under the trade name Virtual “Negawatt” Power Plan or “VNPP”. Operations of Electric City Corp. and Maximum Performance Group, Inc. are included in this segment. Electric City is headquartered, and most of its operations are located, in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in College Point, New York, and has an office in San Diego, California where most of its technical and engineering operations are located.
The Building Control and Automation segment, which is comprised of the Great Lakes Controlled Energy subsidiary, provides integration of building and environmental control systems for commercial and industrial customers. Great Lakes Controlled Energy is headquartered in, and operates out of, its own facility located in Elk Grove Village, Illinois.
The following is the Company’s business segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Revenues:
Energy Technology	$1,549,000	$173,000	$1,801,000	$496,000
Building Automation Controls	242,000	409,000	732,000	902,000
Intercompany sales – Energy Technology	—	(25,000)	—	(25,000)
Intercompany sales – Building Control and Automation	—	(1,000)	—	(1,000)

Total	1,791,000	556,000	2,533,000	1,372,000

Operating Loss:
Energy Technology	(1,123,000)	(520,000)	(1,578,000)	(1,033,000)
Building Automation Controls	(125,000)	(124,000)	97,000	(232,000)
Corporate Overhead	(338,000)	(372,000)	(712,000)	(749,000)

Total	(1,586,000)	(1,016,000)	(2,193,000)	(2,014,000)

Interest Expense, net	(239,000)	(129,000)	(307,000)	(489,000)

Net Loss	(1,825,000)	(1,145,000)	(2,500,000)	(2,503,000)

	June 30,	December
	2005	31,2004
Total Assets:
Energy Technology	$15,691,000	$5,824,000
Building Automation Controls	630,000	1,530,000

Total	$16,321,000	$7,354,000

Note 12 – Equity Issuances
(a)	During the first six months of 2005, two holders of the Company’s Series E Convertible Preferred Stock converted 2,157 shares of Series E Convertible Preferred Stock into 215,700 shares of common stock.
(b)	During February 2005, the Company issued a five year warrant to purchase 30,000 shares at $1.03 to Delano Group Securities, LLC, a company owned by Mr. David Asplund, one of the Company’s directors pursuant to an agreement to provide investment banking services. The warrant was valued at $13,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.53%, expected volatility of 45.3%, expected dividend of $0 and expected life of 5 years. The warrant was charged to operations during the period.
(c)	During March 2005, the Company issued a three year warrant to purchase 100,000 options at $1.13 per share to M&A Railroad and Electric Supply, LLC (“M&A”) as part of a settlement agreement. This warrant was valued at $35,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.767%, expected volatility of 45.0%, expected dividend of $0 and expected life of 3 years. Of the total warrant value $33,000 was charged to operations during the forth quarter of 2004 and $2,000 was charged to operations during the first quarter of 2005.
(d)	On April 28, 2005 Electric City issued to five (5) institutional investors, for an aggregate gross purchase price of $5,625,000, 6,250,000 shares of the Company’s common stock and 42 month warrants to purchase 3,125,000 additional shares of common stock at $1.05 per share (collectively the “PIPE Transaction” or the “PIPE”). Warrants to purchase 2,100,000 shares of common stock are immediately exercisable and the remaining warrants become exercisable six months after closing. Net proceeds from the transaction were approximately $5,408,000, of which approximately $1,644,000 was used to fund the acquisition of Maximum Performance Group, Inc., as discussed in Note 5. The Company has committed to file a registration statement to register the shares issued pursuant to the PIPE Transaction within five business days of the effective date of the S-3 Registration Statement which was filed on March 18, 2005, and to have the registration statement declared effective within 90 days of its filing date (the “Registration Default Date”). If the Company fails to have the registration statement declared effective by the Registration Default Date it will owe the PIPE investors a cash penalty equal to of 1/30th of 1% of the gross proceeds of the PIPE for each day between the Registration Default Date and the date the registration becomes effective, up to a maximum of 12%.
Delano Group Securities LLC and and Mr. David Valentine acted as advisors on the PIPE Transaction. The Company paid Delano Group Securities LLC $16,250 and 50,000 shares of common stock and Mr. Valentine 50,000 shares of common stock for their services. Mr. Asplund and Mr. Valentine both serve as directors of Electric City.

(e)	On May 3, 2005, pursuant to an Agreement and Plan of Merger dated as of April 29, 2005, by and among Electric City Corp., MPG Acquisition Corporation (the “Merger Subsidiary”), a wholly-owned subsidiary of Electric City, and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG pursuant to the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc. The merger consideration consisted of $1,643,525 in cash, 2,509,708 shares of Electric City common stock and approximately 2,509,708 additional shares which have been placed in escrow. If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. The escrow shares are also available to satisfy any indemnification claims which the Company may have under the Merger Agreement. If the shares are not released to the selling shareholders of MPG during the two year period they will be returned to the Company and cancelled. As a part of the transaction the former stockholders of MPG entered into a stock trading agreement with the Company which restricts their ability to sell shares of the Company’s common stock under certain circumstances.
Delano Group Securities LLC acted as an advisor on the acquisition of MPG and was paid $82,176 and 125,485 shares of common stock for its services. These shares were valued at $1.00 per share, which was the closing market price of the Company’s common stock on April 28th. In addition, the Company will issue up to 125,485 additional shares of common stock to Delano as the MPG shares held in escrow are released. Delano Group Securities LLC is owned by Mr. David Asplund, one of Electric City’s directors.
(f)	The Company issued a warrant to purchase 400,000 shares of its common stock to Laurus Master Fund, Ltd. in exchange for its consent to the Company entering into the PIPE Transaction and acquiring MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant has an exercise price of $1.00 per share and a term of five years. The warrant was valued at $160,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.941%, expected volatility of 43.7%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to interest expense during the period.
(g)	During the first six months of 2005, the Company issued warrants to consultants to purchase 410,000 shares of common stock with an exercise prices between $1.00 and $1.03 per share and terms of three to ten years. The warrants were valued collectively at $144,600 using a modified Black-Sholes option pricing model utilizing the following assumptions (depending on the warrant being valued): risk free rate of 2.366% to 3.029%, expected volatility of 40.7% to 46.5%, an expected dividend of $0 and an expected life of 3 to 10 years. The values of the warrants were charged to operations during the period.
(h)	During the first six months of 2005, the Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $673,800. The dividends were paid with 6,738 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.

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
Overview
We are a developer, manufacturer and integrator of energy savings technologies and building automation systems as well as an independent developer of scalable, negative power systems. We currently market the EnergySaver, the GlobalCommander and eMac energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name Virtual “Negawatt” Power Plan or “VNPP”. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we market primarily to utilities as a demand response system. We believe that the Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. In May 2005, we acquired Maximum Performance Group, Inc. (“MPG”), a technology based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless paging technology to reduce energy usage and improve system reliability. In addition, we design, install and monitor building control and environmental systems through our subsidiary Great Lakes Controlled Energy Corporation (“Great Lakes”).
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
A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the full manufacturing capacity of our facility and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase. In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySaver products of approximately $15 million to $20 million per year without a significant further investment in fixed assets.
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
Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, notes payable, capitalized leases and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Fund Ltd. (“Laurus”), as well as the value of beneficial conversion feature attributed to the Convertible Term Loan. In addition, interest expense includes amortization of deferred financing costs related to the credit facility with Laurus. Also included in interest expense is a one time charge related to a warrant issued to Laurus in exchange for its consent and waiver which was required to allow us to complete the acquisition of MPG and close the PIPE Transaction.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.
Our total revenue for the three-month period ended June 30, 2005 increased $1,235,943 or 222% to $1,791,480 as compared to $555,537 for the quarter ended June 30, 2004. Revenue from our Energy Technology segment increased approximately $1,376,000, or 795%, to approximately $1,549,000 for the three months ended June 30, 2005 as compared to approximately $173,000 for the same period in 2004. Approximately $210,000 or 14% of the increase in the revenue for this segment was due to the acquisition of MPG effective April 28, 2005. The remaining increase was the result of increased commercial sales of EnergySavers. During the quarter we recognized revenue on the sale of 109 EnergySavers as compared to 33 EnergySavers during the second quarter of 2004. A significant portion of the increase in EnergySaver sales was due to a contract with a single customer who initially participated in the ComEd VNPP program and elected to purchase units for use in its locations outside of the ComEd territory. We expect to ship approximately 80 more Energy Savers under this contract through the middle of the fourth quarter of 2005 and believe we will see similar, but smaller initial commercial sales to customers exposed to the EnergySaver technology through their participation in one of our VNPP programs in future periods.
Shipments under the ComEd VNPP program were limited to five units during the second quarter as the increase in commercial sales consumed most available inventory. The lead times on some inventory components are as long as 16 weeks, which required us to allocate available inventory. As of June 30, 2005, we had shipped 104 units to 65 customer host sites under the ComEd program, but we have not recognized any revenue related to the ComEd program. The ComEd VNPP is structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. Under the terms of the ComEd agreement, we will recognize service revenue over the life of the program. While we do not expect to recognize a significant level of capacity revenue in 2005 under the ComEd contract, we should recognize revenue of approximately $25,000 during third quarter of 2005.
During the fourth quarter of 2004 we signed a memorandum of understanding with ComEd, which, among other things, contemplated, subject to certain conditions, a doubling of the size of the program to 100 megawatts and modification of pricing in a manner which we believed would be favorable for the Company. An amendment to the agreement was drafted based on the terms outlined in this memorandum of understanding, but the amendment was not executed prior to the June 30, 2005 deadline primarily due to delays in legislation required to implement portions of the proposed amendment. As a result, we continue to operate under the original agreement, which terms remain unchanged. Shipments under the ComEd program will continue at a controlled pace until we arrange a form of long term financing for the program. In the interim we have been working to enroll large national companies (primarily retailers) as customer hosts for our VNPP programs. We have been focusing on companies who represent significant load in the ComEd territory and can participate in other VNPP programs across the country. We also target customers who have sites outside of our VNPP programs which provide the potential for scalable pull-thru sales.
Revenue from the sale of building automation products and services decreased approximately $167,000, or 41% to $242,000 during the three month period ended June 30, 2005, from approximately $409,000 recorded in the same period during 2004. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. During the second quarter of 2004 this segment of our business was working on two large contracts. One of these projects was completed in December of 2004 and the other project was completed in February 2005. During the second quarter of 2005 we worked on several smaller contracts, but we were recently notified that we have been selected as the winning bidder on a large multi-year building controls project which will total approximately $4.0 million in project revenue to Great Lakes. We are currently working to complete the contracts related to this project and anticipate revenue from this project during the third quarter of 2005. Revenue for this segment should increase moderately beginning in the fourth quarter of 2005 as a result of this project.
Cost of sales for the three-month period ended June 30, 2005 increased $1,092,823 or 183% to $1,689,905 from $597,082 for the three-month period ended June 30, 2004. The increase in cost of sales is due primarily to the increase in Energy Saver sales during the quarter. Gross profit for the first quarter of 2004 increased $143,120 to $101,575 from a loss of $41,545 during the first quarter of 2004. The increase in gross profit was due primarily to the increase in EnergySaver sales.
SG&A for the three-month period ended June 30, 2005 increased $712,740 or 73.1% to $1,687,210 from $974,470 for the three-month period ended June 30, 2004. Approximately $450,000 or 63% of the increase was due to the addition of MPG effective April 29, 2005. Personnel costs at Electric City increased approximately $76,000 as a result of new hires made during 2004 in the areas of sales and engineering. The balance of the increase is attributable to increases in sales commissions, travel expense, and research and development. We expect our quarterly SG&A expense to increase slightly during the last two quarters of the year due to the addition of MPG and the expansion of our VNPP program execution across initial projects.
Other expense for the three-month period ending June 30, 2005 increased $109,866, to $238,999 from $129,133 for the three-month period ended June 30, 2004. During the second quarter of 2005 we issued a warrant to purchase 400,000 shares of our common stock to Laurus in exchange for its consent and waiver to permit us to complete the PIPE Transaction and to acquire MPG, without adjusting the conversion price on its convertible debt. This warrant was valued at $160,000 using a modified Black-Sholes option pricing model, with the value charged to interest expense during the quarter. This charge was partially offset by a decline in the amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loan, which are both included in interest expense. Amortization charges declined $82,825 to $35,071 during the second quarter of 2005. The deferred issuance costs and debt discount are being amortized using the effective interest method, thus decline as the outstanding balance on the term loan is repaid or converted. Other interest expense increased $43,623 primarily as a result of borrowings under the revolver. Interest income increased $10,931 to $18,303 during the second quarter of 2005 from $7,372 earned in the second quarter of 2004. The increase in interest income was due to higher average invested cash balances and increases in interest rates paid on the invested balances.
Preferred stock dividends for the second quarter of 2005 declined $283,884 to $339,000 from $622,884 for the same period in 2004. We accrued dividends of $339,000 and $325,600 on our Series E Convertible Preferred Stock during the three-month periods ended June 30, 2005 and 2004 respectively. The accrued dividends were satisfied through the issuance of 3,390 and 3,256 additional shares of Series E Preferred Stock, respectively. The increase in the dividend accrual was due to the compounding effect of paying dividends on the preferred stock in additional shares of preferred stock. We were required to recognize a non-cash deemed dividend of $289,784 on June 30, 2004, due to the fact that the conversion price on the shares issued in satisfaction of the dividend was lower than the market price of our common stock on the date of issue. During the second quarter of 2004 we also incurred a $7,500 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from October 31, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange to exercise their warrants without violating the short swing trading rules of section 16(b) of the Securities Act of 1934.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.
Total revenue for the six-month period ended June 30, 2005 increased $1,160,975 or 85% to $2,532,754 as compared to $1,371,779 for the six-month period ended June 30, 2004. Revenue from our Energy Technology segment increased approximately $1,305,000 or 263%, to approximately $1,801,000 for the six months ended June 30, 2005 as compared to approximately $496,000 for the same period in 2004. The acquisition of MPG, which was effective April 29, 2005, was responsible for approximately $210,000 or 16% of the increase in the revenue for this segment. Approximately $325,000 of the increase in revenue was due to a short term utility consulting project completed in May 2005. The remaining increase was the result of increased commercial sales of EnergySavers. During the first half of the year we recognized revenue on the sale of 111 Energy Savers as compared to 55 EnergySavers during the during the same period during 2004. A significant portion of the increase in EnergySaver sales was due to a contract with a single customer who initially participated in the ComEd VNPP program and elected to purchase units for use in its locations outside of the ComEd territory. We expect to ship approximately 80 more EnergySavers under this contract through the middle of the fourth quarter of 2005 and believe we will see similar, but smaller initial commercial sales to customers exposed to the EnergySaver technology through their participation in one of our VNPP programs in future periods.
Revenue from the sale of building automation products and services decreased approximately $170,000, or 19% to $732,000 during the six-month period ended June 30, 2005, from approximately $902,000 recorded in the same period during 2004. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. During the first half of 2004 this segment was working on two large contracts. One of these projects was completed in December of 2004 and the other project was completed in February 2005. Revenue for the first six-months of 2005 included two months of revenue related to the project completed in February, as well as revenue from other smaller projects. We were recently notified that we have been selected as the winning bidder on a large multi-year building controls project which will total approximately $4.0 million in project revenue to Great Lakes. We are currently working to complete the contracts related to this project and anticipate revenue from this project during the third quarter of 2005.

Revenue for this segment should increase moderately beginning in the fourth quarter of 2005 as a result of this project.
Cost of sales for the six-month period ended June 30, 2005 increased $575,775 or 42% to $1,958,866 from $1,383,091 for the same period in 2004. The increase in cost of sales is due primarily to the increase in EnergySaver sales during the period. Gross profit for the first half of 2004 increased $585,200 to $573,888 from a loss of $11,312 in the first half of 2004. The increase in gross profit was due to increased EnergySaver sales during the period, recognition of profit on a building automation control project that was completed during the first quarter, and to consulting revenue earned by the Energy Technology segment during the period. The consulting assignment, which was a one time project, ended in May 2005. Gross profit for the remainder of 2005 will be derived primarily from EnergySaver and eMac sales, various building automation control projects and VNPP projects.
SG&A for the six-month period ended June 30, 2005 increased $764,721 or 38.2% to $2,766,830 from $2,002,109 for the same period during 2004. Approximately $450,000 or 59% of the increase was due to the addition of MPG effective April 28, 2005. Personnel costs at Electric City increased approximately $172,000 as a result of new hires made during 2004 in the areas of sales and engineering. The balance of the increase is attributable to increases in sales commissions, travel expense and research and development.
Other expense decreased $182,505, to $306,950 from $489,455 for the six-month period ended June 30, 2005 and 2004, respectively. Amortization of the deferred issuance costs and debt discount related to the Laurus revolver and convertible term loan, which is included in interest expense, declined $388,406 to $76,543 for the six-month period ended June 30, 2005 from $464,949 during the six-month period ended June 30, 2004. The deferred issuance costs and debt discount are being amortized using the effective interest method, thus decline as the outstanding balance on the term loan is repaid or converted. During January of 2004 Laurus converted a portion of its term loan resulting in accelerated recognition of $193,000 in amortization expense. No such conversions occurred during 2005. Other interest expense increased $59,452 primarily as a result of borrowings under the revolver. There were no borrowings under the revolver during 2004. During the second quarter of 2005 we issued a warrant to purchase 400,000 shares of our common stock to Laurus in exchange for its consent and waiver to permit us to complete the PIPE Transaction and to acquire MPG. This warrant was valued at $160,000 using a modified Black-Sholes option pricing model and the value was charged to interest expense during the period. Interest income increased $13,551 to $25,287 during the first half of 2005 from $11,736 earned in the first half of 2004. The increase in interest income was due to higher average invested cash balances and increases in the interest rates paid on the invested balances.
Preferred stock dividends for the first half of 2005 declined $3,113,105 to $673,800 from $3,786,905 for the same period in 2004. We accrued dividends of $673,800 and $983,500 on our Convertible Preferred Stock during the first half of 2005 and 2004, respectively. The dividends accrued during the first six months of 2005 and 2004 were satisfied through the issuance of additional shares of our preferred stock. The decline in the dividend accrual was due to a reduction in the dividend rate on the preferred stock from 10% to 6% and a reduction in the average number of shares outstanding as a result of last year’s redemption and because holders of the preferred stock have elected to convert a portion of their holdings into common stock. We were required to recognize non-cash deemed dividends of $927,947 during the first half of 2004 due to the fact that the conversion price on the shares issued in satisfaction of the dividend was lower than the market price of our common stock on the date of issuance of the dividend shares. No deemed dividend was recorded for the shares issued in satisfaction of the 2005 dividends because the market price of our stock was below the conversion price of the dividend shares on the dates of issuance. In addition, during the first quarter of 2004 we were required to recognize a non-cash deemed dividend of $1,860,458 as a result of the redemption and exchange transaction (as discussed in the next paragraph) which closed during the period. For accounting purposes the transaction was viewed as a redemption of the outstanding preferred stock for cash and shares of the new Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the existing preferred stock was originally issued. During the first half of 2004 we also incurred a $15,000 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from June 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange to exercise their warrants without violating the short swing trading rules of section 16(b) of the Securities Act of 1934.
As is more fully described in Note 15(p) of our 2004 Annual Report on Form 10-K, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred”), and exchanged the remaining 2,104,509 shares of Existing Preferred for 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 10 shares of Series E Convertible Preferred Stock for each share of Existing Preferred. The Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends on the Existing Preferred in cash and the dividend rate increased by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, has reduced the dilutive effect of the payment-in-kind dividend on the preferred stock.
Liquidity and Capital Resources
During the twelve-month period ended December 31, 2004, we incurred a net loss of $5.16 million and used $4.04 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity, our independent registered public accounting firm modified their opinion on our December 31, 2004 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for future growth, although these steps may not be sufficient to sustain us until operations reach profitability. Our efforts to raise additional capital are discussed below.
As of June 30, 2005 we had cash and cash equivalents of $3,926,058 compared to $1,789,808 on December 31, 2004. Our debt obligations as of June 30, 2005 consisted of a convertible secured revolving loan of $2,000,000, a convertible secured term note of $501,790, a mortgage of $580,000 on our facility in Elk Grove Village Illinois, notes payable to former shareholders of MPG of approximately $232,000, vehicle loans of approximately $31,000 and capitalized leases of approximately $7,600.
Our principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, the funding of inventory and accounts receivable, and capital expenditures and the costs of servicing our outstanding debt. We have financed our operations since inception through the private placement of our common stock, preferred stock and various secured and unsecured loans.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Six months ended June 30,	2005	2004

Net cash used in operating activities	$(3,213,326)	$(1,871,979)
Net cash used in investing activities	(1,846,233)	(11,804)
Net cash provided by financing activities	7,195,809	3,276,965

Net Increase in Cash and Cash Equivalents	2,136,250	1,393,182

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$3,926,058	$3,860,205

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.
Net cash increased $2,136,250 during the first six months of 2005 as compared to increasing $1,393,182 during the same period in 2004.
Operating Activities
Cash consumed by operating activities increased $1,341,347 or 71.7% to $3,213,326 during the first six months of 2005 as compared to consuming $1,871,979 during the same period in 2004. Cash used to fund the net loss before changes in working capital, declined $60,304 or 3.0%, to $1,944,049 during the first six months of 2005 from $2,004,353 during the same period in 2004. Offsetting this improvement was a $1,509,329 increase in the funds used for working capital purposes. Changes in working capital consumed $1,269,277 during the first half of 2005 as compared to generating $132,374 during the first half of 2004. Approximately $900,000 was used to satisfy liabilities assumed as part of the acquisition of MPG, including accounts payable and accrued expenses. Increases in inventory and reductions in accounts payable, accrued expenses and deferred revenue at Electric City and Great Lakes also contributed to the increase in cash used for working capital purposes. Our inventory has increased as we have built product for a recently awarded contract for EnergySavers, most of which will be delivered before the end of 2005. The reduction in accounts payable and deferred revenue is the result of completion of the long-term contract in our building automation controls segment. Accrued expenses declined as we paid certain accrued liability during the first half of 2005. These uses of cash were partially offset by a decline in our accounts receivable as we received payment during the first six months of 2005 for the building automation control projects completed during the fourth quarter of 2004 and first quarter of 2005.
Reductions in accounts receivable generated $312,247 during the first six months of 2004, while increases in inventory and other current assets consumed $229,097 and $62,100, respectively during the same period. The decline in accounts receivable resulted from receipt of amounts held as retention until completion of larger Building Automation and Controls projects as well as improved collections and the slowdown in sales during the period. The increases in inventory and other current assets were both related to the ramp-up in the ComEd program. Reductions in accounts payable and accrued expenses consumed cash of $359,133 and $67,440, respectively during the six-month period ended June 30, 2004. The decline in accounts payable is primarily the result of payments by Great Lakes to subcontractors who worked on long term projects that were completed in the fourth quarter of 2003. The decline in accrued expenses is primarily due to the payment of accrued California sales taxes which are paid in January of every year. Increases in deferred revenue and customer deposits offset the decline in accounts payable and accrued expenses. Deferred revenue increased $49,065 as a result of the deferred recognition of profits on building automation projects and other current assets increased $488,833 due to the receipt of a $500,000 pre-payment from ComEd for curtailment capacity which was recorded as a customer deposit.

Investing Activities
Cash used in investing activities increased $1,834,429 to $1,846,233 during the six-month period ending June 30, 2005, from $11,804 for the same period in 2004. As part of the acquisition of MPG, which closed in May 2005, we paid the selling shareholders $1,643,525 in cash and incurred $137,386 in transaction related costs. This was partially offset by cash balances of $136,492 acquired as part of the transaction. Also during the first six months of 2005, we invested approximately $167,000 in equipment for the ComEd VNPP. Under the ComEd program we retain ownership of the equipment and charge ComEd for its use over the term of the program. Thus as equipment is shipped, the cost of the equipment, including installation, is treated as a capital purchase and booked to property, plant & equipment. Miscellaneous capital expenditures for computers and service vehicles also consumed cash of approximately $35,000 during the first six months of 2005.
During the first six months of 2004 we invested $11,804 in new computers and testing equipment.
Financing Activities
Financing activities generated cash of $7,195,809 and $3,276,965 during the six-month periods ended June 30, 2005 and 2004, respectively. During 2005 we generated cash of $5,625,000 through the issuance of common stock and warrants to a group of investors and $2 million through borrowing on our line of credit. This was partially offset by issuance costs of $216,787 and scheduled principal payments on our various loans of $212,404.
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
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of June 30, 2004 our cash balance was $3,926,058.
During fiscal 2005, we anticipate our cash usage will be approximately $1 million to $1.5 million higher than the $4 million used during fiscal 2004 as a result of increased business activity and the acquisition of MPG. We anticipate that our cash needs will be funded primarily by the recently completed issuance of common stock and borrowing under our $2 million line of credit. We are also in the process of seeking long term financing for our VNPP programs in the form of debt and/or equity.
We currently have a $2 million secured convertible working capital line with Laurus. The shift in our focus away from commercial sales to utility programs has resulted in a significant reduction in the amount of receivables generated. As of June 30, 2005 eligible receivables would have supported borrowings of approximately $410,000 under the facility. To address the problem created by our low borrowing base, we negotiated an amendment to the Laurus credit facility in February 2005, which among other things granted us an overadvance on the working capital line though December 2005. On February 28, 2005 we borrowed the full $2 million available under the facility without the requirement that we have eligible receivables to support the advance. For a more detailed description of the amendment to this credit facility, please see note 9 of our consolidated financial statements.

On April 28, 2005 we closed on the private sale of a package of securities that included shares of our common stock and warrants to purchase additional shares of common stock, receiving gross proceeds of $5,625,000. Approximately $1.6 million of these proceeds were used to fund a portion of the acquisition of MPG, which closed on May 3, 2005. The remaining proceeds, net of issuance costs and transaction costs related to the acquisition of MPG of approximately $354,000, will be used for general corporate purposes of the combined enterprise.
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
During the last four fiscal years we have raised net proceeds of approximately $34 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for cash flow improvement in 2005:
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
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage sometime in 2006 which could force us to scale back our growth plans, or, in the worst case, cease operations.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure we have to market risk at this time is the risk of changes in market interest rates. The interest rates on many of our debt facilities are variable and change with changes in the prime rate. The interest rate on our revolving line of credit and convertible term loan is equal to the prime rate (currently 6.25%) plus 1.75% or 6%, whichever is greater. The interest rate on our mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase one percentage point, the annual interest cost on the revolving line of credit, term loan and mortgage would increase by approximately $32,000.
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

PART II. OTHER INFORMATION
ITEM 2. Changes in Securities
(1)	On April 28, 2005 we issued to five (5) institutional investors, for an aggregate purchase price of $5,625,000, 6,250,000 shares of our common stock and 42 month warrants to purchase 3,125,000 additional shares of common stock at $1.05 per share (the “PIPE Transaction”). Warrants to purchase 2,100,000 shares of common stock are immediately exercisable and the remaining warrants become exercisable six months after closing. Net proceeds from the transaction were approximately $5,408,000, of which approximately $1,644,000 was used to fund the acquisition of Maximum Performance Group, Inc., as discussed in Note 5 to the consolidated financial statements.

(2)	On May 3, 2005, pursuant to an Agreement and Plan of Merger dated as of April 29, 2005, by and among Electric City Corp., MPG Acquisition Corporation (the “Merger Subsidiary”), a wholly-owned subsidiary of Electric City, and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG pursuant to the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc. The merger consideration, subject to post closing adjustments, consisted of $1,643,525 in cash, 2,509,708 shares of Electric City common stock and approximately 2,509,708 additional shares which have been placed in escrow. If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. The escrow shares are also available to satisfy any indemnification claims which we may have under the Merger Agreement. As a part of the transaction the former stockholders of MPG entered into a stock trading agreement which restricts their ability to sell shares of our common stock under certain circumstances.

(3)	Delano Group Securities LLC acted as an advisors on the PIPE Transaction and the acquisition of MPG and Mr. David Valentine acted as an advisor on the PIPE Transaction. We paid Delano Group Securities LLC $98,426 and 50,000 shares of common stock and Mr. Valentine 50,000 shares of common stock for their services. In addition, we will issue up to 125,485 additional shares of common stock to Delano as the MPG shares held in escrow are released. Delano Group Securities LLC is owned by Mr. David Asplund. Mr. Asplund and Mr. Valentine both serve as directors of Electric City.

(4)	We issued a warrant to purchase 400,000 shares of our common stock to Laurus Master Fund, Ltd. in exchange for its consent to the PIPE Transaction and the acquisition of MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant has an exercise price of $1.00 per share and a term of five years. The warrant was valued at $160,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.941%, expected volatility of 43.7%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to interest expense during the period.

(5)	During the quarter ended June 30, 2005, we issued warrants to consultants to purchase 60,000 shares of common stock with an exercise price of $1.00 per share and terms of three to ten years. The warrants were valued collectively at $30,100 using a modified Black-Sholes option pricing model utilizing the following assumptions (depending on the warrant being valued): risk free rate of 2.931% to 3.029%, expected volatility of 40.7% to 43.7%, an expected dividend of $0 and an expected life of 3 to 10 years. The value of the warrants was charged to operations during the period.

(6)	On May 4, 2005, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending June 30, 2005 to shareholders of record of the Series E Convertible Preferred Stock as of June 30, 2005. The dividends were paid with 3,390 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock.
ITEM 4. Submission of Matters to a Vote of Security Holders.
The PIPE Transaction and the acquisition of MPG required the consent of the holders of our preferred stock, which were obtained in connection with the transactions.
On May 4, 2005, we held our annual meeting of stockholders for the fiscal year ended December 31, 2004. At the annual meeting, six nominees to our Board of Directors were elected to hold office for a one year term ending at our 2006 annual meeting of stockholders or until their respective successors were duly elected and qualified. The number of directors has been set at 12 by resolution of the Board. As of the record date of March 7, 2005, there were 41,828,310 shares of our common stock outstanding.
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
On March 7, 2005, the preferred stockholders held 223,252 shares of the Series E Preferred Stock. Accordingly, the holders of the Series E Preferred Stock were entitled to elect up to four directors (out of 12) to our board. Except for the election of directors nominated by our Board of Directors for election, holders of the Series E Preferred Stock are entitled to vote with the holders of our Common Stock on an as-converted basis on all matters on which our holders of Common Stock are entitled to vote.
As of the record date, there were 41,828,310 shares of our common stock eligible to be voted for the election of directors, of which 39,376,167 shares or 94% were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, John C. Bukovski, Robert J. Manning, John P. Mitola, Gerald A. Pientka, and Michael S. Stelter, who were all of the nominees, with results for each director as follows:

Director	For	Withheld
David R. Asplund	37,825,074	1,551,093
John C. Bukovski	39,189,484	186,683
Robert J. Manning	39,202,444	173,723
John P. Mitola	39,190,344	185,823
Gerald A. Pientka	39,187,684	188,483
Michael S. Stelter	39,198,444	177,723

The other director whose term in office continues is David W. Valentine, who was appointed by the holders of our Series E Preferred Stock.
Our Board of Directors approved an amendment to our Certificate of Incorporation to increase our authorized shares of capital stock from 125,000,000 to 205,000,000 and our authorized shares of common stock from 120,000,000 to 200,000,000. The purpose of the amendment was to increase the number of authorized shares of our common stock to 200,000,000, and thus increase our authorized capital stock to 205,000,000, principally to provide sufficient authorized Common Stock for general corporate purposes, including issuances for possible future acquisitions, possible future equity financings and pursuant to stock incentive plans for employees, officers and directors. Of 60,849,467 shares represented in person or by proxy at our annual meeting, 60,089,470 shares were voted in favor of approval, 755,147 shares were voted against approval and 4,850 shares abstained from voting.
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

ELECTRIC CITY CORP.:

Dated: August 15, 2005	By:	/s/ John Mitola

John Mitola
Chief Executive Officer (principal
executive officer)

Dated: August 15, 2005	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)