Form 10-Q
period 2005-09-30
ELECTRIC CITY CORP
filed 2005-11-10
CIK 1065860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
50,813,503 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of September 30, 2005.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30
	2005	December 31,
	(unaudited)	2004 (1)

Assets

Current Assets
Cash and cash equivalents	$1,574,368	$1,789,808
Accounts receivable, net	1,010,948	1,067,104
Inventories	1,573,106	1,029,645
Advances to suppliers	449,049	—
Costs and estimated earnings in excess of billings on uncompleted contracts	42,876	—
Prepaid expenses and other	202,423	90,727

Total Current Assets	4,852,770	3,977,284

Net Property and Equipment	2,487,474	1,985,561

Deferred Financing Costs	29,888	99,902
Intangibles, net	2,137,747	—
Cost in Excess of Assets Acquired	4,602,557	416,573

	$14,110,436	$6,479,320

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2005	December 31,
	(unaudited)	2004 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of Credit	$2,000,000	$—
Current maturities of long-term debt	984,222	424,451
Accounts payable	1,022,413	1,284,421
Accrued expenses	1,078,219	567,689
Notes payable	201,265	—
Deferred revenue	714,105	437,419
Customer deposits	1,456,648	1,000,000

Total Current Liabilities	7,456,872	3,713,980

Deferred Revenue	820,693	179,167

Long-Term Debt, less current maturities, net of unamortized discount of $14,973 and $50,048 at September 30, 2005 and December 31, 2004, respectively	2,604	805,902

Total Liabilities	8,280,169	4,699,049

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series E — 232,773 and 224,752 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively (liquidation value of $46,555,000 and $44,950,000 at September 30, 2005 and December 31, 2004, respectively)	2,328	2,248
Common stock, $.0001 par value; 200,000,000 shares authorized, 50,813,503 and 41,612,610 issued as of September 30, 2005 and December 31, 2004, respectively	5,083	4,163
Additional paid-in capital	63,862,725	55,299,743
Accumulated deficit	(58,039,869)	(53,525,883)

Total Stockholders’ Equity	5,830,267	1,780,271

	$14,110,436	$6,479,320

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004
See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, September 30	2005	2004

Revenue	$1,312,584	$571,780

Expenses
Cost of sales	1,348,361	625,092
Selling, general and administrative	1,900,785	1,166,831

	3,249,146	1,791,923

Operating loss	(1,936,562)	(1,220,143)

Other Income (Expense)
Interest income	16,880	5,924
Interest expense	(94,413)	(83,220)

Total other income (expense)	(77,533)	(77,296)

Net Loss	(2,014,095)	(1,297,439)

Plus Preferred Stock Dividends	(344,000)	(445,634)

Net Loss Available to Common Shareholder	$(2,358,095)	$(1,743,073)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.04)

Weighted Average Common Shares Outstanding	50,813,503	41,467,028

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine months ended, September 30	2005	2004

Revenue	$3,845,338	$1,943,559

Expenses
Cost of sales	3,307,227	2,008,184
Selling, general and administrative	4,667,615	3,168,940

	7,974,842	5,177,124

Operating loss	(4,129,504)	(3,233,565)

Other Income (Expense)
Interest income	42,167	17,660
Interest expense	(426,649)	(584,411)

Total other income (expense)	(384,482)	(566,751)

Net Loss	(4,513,986)	(3,800,316)

Plus Preferred Stock Dividends	(1,017,800)	(4,232,539)

Net Loss Available to Common Shareholder	$(5,531,786)	$(8,032,855)

Basic and Diluted Net Loss Per Common Share	$(0.12)	$(0.20)

Weighted Average Common Shares Outstanding	46,869,133	39,326,768

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series E	Series E	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2004	41,612,610	$4,163	224,752	$2,248	$55,299,743	$(53,525,883)	$1,780,271
Conversion of Series E Preferred Stock	215,700	22	(2,157)	(22)	—	—	—
Issuance of common stock (less issuance costs of $216,787)	6,250,000	625	—	—	5,407,588	—	5,408,213
Shares issued for acquisition of Maximum Performance Group, Inc.	2,509,708	251	—	—	2,710,234	—	2,710,485
Cumulative dividends on preferred stock	—	—	—	—	(1,017,800)	—	(1,017,800)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	10,178	102	1,017,698	—	1,017,800
Common stock issued for services received	225,485	22	—	—	125,462	—	125,484
Warrants issued for services received	—	—	—	—	319,800	—	319,800
Net loss for the nine months ended September 30, 2005	—	—	—	—	—	(4,513,986)	(4,513,986)

Balance, September 30, 2005	50,813,503	$5,083	232,773	$2,328	$63,862,725	$(58,039,869)	$5,830,267

See accompanying notes to condensed consolidated financial statements. .

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30	2005	2004

Cash Flow from Operating Activities

Net loss	$(4,513,986)	$(3,800,316)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition
Depreciation and amortization	373,147	56,801
Warrants issued in exchange for services received	319,800	39,500
Amortization of deferred financing costs	70,014	352,926
Amortization of original issue discount	35,075	176,806
Accrued interest converted to common stock	—	4,736
Loss on disposal of fixed assets	11,743	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable	348,258	400,987
Inventories	(217,339)	(343,222)
Advances to suppliers	23,640	—
Other current assets	(90,961)	(125,790)
Accounts payable	(1,190,517)	(558,177)
Accrued expenses	(148,411)	253,869
Deferred revenue	(93,404)	4,296
Other current liabilities	(44,992)	473,774

Net cash used in operating activities	(5,117,933)	(3,063,810)

Cash Flows Used In Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(1,644,419)	—
Purchase of property and equipment	(470,342)	(13,241)

Net cash used in investing activities	(2,114,761)	(13,241)

Cash Flows Provided by Financing Activities
Borrowings on line of credit	2,000,000	—
Payment on long-term debt	(390,959)	(29,340)
Preferred stock redemption	—	(7,000,006)
Proceeds from issuance of common stock	5,625,000	11,000,000
Issuance costs related to stock issuances	(216,787)	(897,135)
Proceeds from exercise of warrants	—	193,648

Net cash provided by financing activities	7,017,254	3,267,167

Net (Decrease) Increase in Cash and Cash Equivalents	(215,440)	190,116

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$1,574,368	$2,657,139

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$140,648	$63,784
Value of warrants issued in exchange for services received	319,800	39,500

Nine months ended September 30	2005	2004

Supplemental Disclosures of Noncash Investing and Financing Activities

Conversion of convertible debt to common stock	$—	$270,863
Accrued interest satisfied through the issuance of common stock	—	4,736

Certain holders of Series E preferred stock converted 2,157 shares of Series E preferred stock into 215,700 shares of the Company’s common stock during the first quarter of 2005
On May 3, 2005, the Company purchased Maximum Performance Group, Inc. for $1,644,419 in cash (net of cash acquired of $136,492 and including transaction costs of $137,386), 2,509,708 shares of Electric City common stock and approximately 2,509,708 additional shares which have been placed in escrow. If Maximum Performance Group’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of Maximum Performance Group at the rate of 202 shares for every $1,000 of revenue in excess of such amount. The common stock paid at closing was valued at $2,710,485. The related assets and liabilities at the date of acquisition were as follows:

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
The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In late April of this year the Company successfully raised $5,625,000 in gross proceeds through a private placement of equity, of which $1,644,419 was used to fund the acquisition of Maximum Performance Group, Inc. (“MPG”) (see note 5). There is no assurance that the remaining proceeds of $3,981,475 will be sufficient to fund operations until sales and profitability improve to the point that the Company is able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-K, for the year ended December 31, 2004.
Note 2 — Stock-based Compensation
At September 30, 2005, the Company had a stock-based compensation plan, which is more fully described in Note 17 in the Company’s 2004 Annual Report on Form 10-K as filed on March 31, 2005. The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month or nine month periods ended September 30, 2005 or September 30, 2004, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2005	2004	2005	2004

Net Loss, as reported	$(2,014,000)	$(1,297,000)	$(4,514,000)	$(3,800,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Add: Total stock-based employee compensation (expense) income determined under fair value based method for awards [1]	(160,000)	(249,000)	(664,000)	(777,000)

Net Loss, pro-forma	(2,174,000)	(1,546,000)	(5,178,000)	(4,577,000)

Preferred stock dividends	(344,000)	(446,000)	(1,018,000)	(4,233,000)

Net Loss Available to Common Shareholder	$(2,518,000)	$(1,992,000)	$(6,196,000)	$(8,810,000)

Net loss per share
Basic and diluted — as reported	$(0.05)	(0.04)	$(0.12)	(0.20)
Basic and diluted — pro-forma	$(0.05)	(0.05)	$(0.13)	(0.22)

[1]	All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured and disclosed under Statement 123.
When the Company adopts FAS 123 (R), currently scheduled for the first quarter of 2006, it will include the expense associated with options issued to employees in its Condensed Consolidated Statements of Operations. The Company has not yet completed its assessment of which valuation model or transition option it will use once it adopts FAS 123 (R).
Note 3 — Revenue Recognition
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
The Company’s MPG subsidiary often bundles contracts to provide monitoring services and web access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract. The monitoring contracts vary in length from 1 month to 5 years.
The Company also has entered into agreements in which it has contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, the Company installs Energy Saver units at participating host locations. The participating host locations receive the benefit of reduced electric usage through the operation of the units. The Company is able to further reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which the demand reduction is provided. No revenue has been recognized under such contracts as of September 30, 2005. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and will be depreciated over the term these units will be used under the VNPP program contract.
Note 4 — Recent Accounting Pronouncements
None to report in the current quarter.

Note 5 — Acquisition of Maximum Performance Group, Inc.
On May 3, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 28, 2005, by and among Electric City Corp., MPG Acquisition Corporation, a wholly-owned subsidiary of Electric City (“Merger Subsidiary”), and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG pursuant to the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc.
The merger consideration, which is subject to post closing adjustment, consisted of $1,644,419 in cash (net of transaction costs of $137,386 and cash acquired of 136,492), 2,509,708 shares of Electric City common stock and approximately 2,509,708 additional shares which have been placed in escrow. Total consideration was $4,616,881, which consisted of $1,643,525 in cash, stock valued at $2,710,485 (based on the average closing price the Company’s stock for the five days before and after the announcement of the transaction), $137,386 in transaction costs and commissions paid to Delano Securities in the form of 125,485 shares of common stock valued at $1.00 per share (the closing price of the Company’s stock on the effective date of the transaction). The cash portion of the consideration was funded with proceeds from a private placement of the Company’s common stock. (See note 12d for additional information on the private placement). If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. These shares will be valued at the market price at the time they are released from escrow and will result in an increase in the goodwill associated with the transaction. The escrow shares are also available to satisfy any indemnification claims which the Company may have under the Merger Agreement. As a part of the transaction, the former stockholders of MPG entered into a stock trading agreement with the Company which restricts their ability to sell shares of the Company’s common stock under certain circumstances. As a result of the merger, Merger Subsidiary (which changed its name to Maximum Performance Group, Inc. pursuant to the merger) became responsible for the liabilities of MPG, including approximately $232,000 in payments owed to shareholders and affiliates and approximately $40,000 of bank debt and capitalized lease obligations.
During October 2005 Electric City and the selling shareholders agreed on the final post closing adjustments to the purchase price, which resulted in a $46,405 reduction in the total consideration due the sellers. The final consideration after the post closing adjustments consisted of $1,632,079 in cash, 2,492,229 shares of Electric City common stock and 2,492,229 escrow shares.
MPG is a technology based provider of energy and asset management products and services. MPG currently manufactures and markets its eMAC line of controllers for HVAC and lighting applications. The eMAC line of controllers provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless paging technology to reduce energy usage and improve system reliability. MPG, which had 2004 revenues of approximately $2.3 million, has offices in New York, NY and San Diego, CA.
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
The acquisition was recorded using the purchase method of accounting, accordingly, the results of the MPG’s operations have been included in the consolidated statement of operations since May 1, 2005. Unaudited pro forma results of operations for the nine months ended September 30, 2005 for the Company and MPG, assuming the acquisition took place on January 1, 2005, are as follows:

Nine months ended
September 30,
2005
Revenue:
As Reported	$3,845,338
Pro-forma	4,995,085

Net Loss:
As Reported	(4,513,986)
Pro-forma	(5,165,039)

Basic and Diluted Loss per Share:
As Reported	(0.12)
Pro-forma	(0.13)
Note 6 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or nine months ended September 30, 2005 and 2004 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2005	2004	2005	2004

Weighted average shares issuable upon exercise of outstanding options	11,856,754	10,776,000	11,577,491	10,590,000

Weighted average shares issuable upon exercise of outstanding warrants	14,532,992	11,262,000	13,160,723	10,904,000

Weighted average shares issuable upon conversion of preferred stock	22,937,039	21,682,000	22,622,248	23,438,000

Weighted average shares issuable upon conversion of convertible debt	2,168,280	350,000	1,828,336	339,000

Total	51,495,065	44,070,000	49,188,798	45,271,000

As discussed in Note 5, as of September 30, 2005, 2,492,229 shares of common stock are being held in escrow for the benefit of the selling shareholders of MPG to be released over the two year period following the purchase of MPG if it achieves certain revenue targets during the period. Any shares not issued to the selling shareholders will be returned to the Company at the end of the two year period. These shares have not been included in the calculation of the weighted average common shares outstanding since their release from escrow is contingent on achieving the revenue targets.
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

	Three Months Ended		Nine months Ended
	September 30		September 30
	2005	2004	2005	2004

Balance, beginning of period	$206,895	$128,182	$151,008	$121,702

Warranties issued	24,000	10,000	105,798	22,750

Settlements	(10,741)	(1,026)	(36,652)	(7,296)

Balance, as of September 30	$220,154	$137,156	$220,154	$137,156

Note 8 — Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$1,026,315	$528,718

Work in process	3,500	—

Finished goods	543,291	500,927

	$1,573,106	$1,029,645

Note 9 — Line of Credit
On February 28, 2005, the Company and Laurus Master Fund, Ltd. (“Laurus”) entered into an amendment to the revolving credit facility which among other things permits the Company to borrow an amount in excess of the amount supported by the borrowing base (an “Overadvance”), up to the $2 million limit of the facility, and reduces the fixed conversion price on the revolving credit line to $1.05 per share. The Company may remain in the Overadvance position until January 1, 2006 (the “Overadvance Period”). Outstanding borrowings under this line of credit were $2 million and $0 at September 30, 2005 and December 31, 2004. Borrowing in excess of the borrowing base (the Overadvance) was $1.675 million at September 30, 2005. Prior to the end of the Overadvance Period, the Company can repay the Overadvance in cash at 125% of the principal amount. The Overadvance Period will be extended on a month to month basis if the average closing price of the Company’s stock for the five last trading days of the prior month are greater than or equal to $1.16 (110% of the fixed conversion price). If the Overadvance Period is not extended, the Company will be required to repay the Overadvance at 100% of the principal amount at the end of the Overadvance Period. If at any time after the date the shares underlying the revolving credit facility are registered and the average closing price of the Company’s common stock for an eleven day period exceeds $1.21 per share (115% of the fixed conversion price), Laurus will be required to convert to common stock the lesser of the outstanding balance of revolving credit line or 25% of the average aggregate dollar weighted trading volume of the Company’s common stock for the eleven days prior to the conversion (a “Mandatory Conversion”). Only one Mandatory Conversion can be effected in any 22 day period.

Note 10 — Dividends
Dividends are comprised of the following:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2005	2004	2005	2004

Accrual of Dividend on Series A Convertible Preferred	$—	$—	$—	$540,705

Accrual of Dividend on Series C Convertible Preferred	—	—	—	53,206

Accrual of Dividend on Series D Convertible Preferred	—	—	—	35,932

Accrual of Dividend on Series E Convertible Preferred	344,000	325,280	1,017,800	678,937

Deemed dividend associated with beneficial conversion price on shares issued in satisfaction of convertible preferred dividends	—	120,354	—	1,048,301

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	—	—	1,860,458

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	—	—	15,000

Total	$344,000	$445,634	$1,017,800	$4,232,539

Note 11 — Business Segment Information
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
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the EnergySaver, the Global Commander, the eMAC line of HVAC and lighting controllers, and negative power systems under the trade name Virtual “Negawatt” Power Plan or “VNPP”. Operations of Electric City Corp. and Maximum Performance Group, Inc. are included in this segment. Electric City is headquartered, and most of its operations are located, in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in New York, New York, and has an office in San Diego, California where most of its technical and engineering operations are located.
The Building Control and Automation segment, which is comprised of the Great Lakes Controlled Energy subsidiary, provides integration of building and environmental control systems for commercial and industrial customers. Great Lakes Controlled Energy is headquartered in, and operates out of, its own facility located in Elk Grove Village, Illinois.
The following is the Company’s business segment information:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2005	2004	2005	2004

Revenues:
Energy Technology	$1,125,000	$98,000	$2,925,000	$594,000
Building Automation Controls	189,000	475,000	921,000	1,377,000
Intercompany sales — Energy Technology	(1,000)	—	(1,000)	(25,000)
Intercompany sales — Building Control and Automation	—	(1,000)	—	(2,000)

Total	1,313,000	572,000	3,845,000	1,944,000

Operating Loss:
Energy Technology	(1,462,000)	(651,000)	(3,041,000)	(1,684,000)
Building Automation Controls	(61,000)	(113,000)	36,000	(344,000)
Corporate Overhead	(413,000)	(456,000)	(1,125,000)	(1,205,000)

Total	(1,936,000)	(1,220,000)	(4,130,000)	(3,233,000)

Interest Expense, net	(78,000)	(77,000)	(384,000)	(567,000)

Net Loss	(2,014,000)	(1,297,000)	(4,514,000)	(3,800,000)

	September	December
	30, 2005	31, 2004
Total Assets:
Energy Technology	$13,243,000	$5,168,000
Building Automation Controls	867,000	1,311,000

Total	$14,110,000	$6,479,000

Note 12 — Equity Issuances
(a)	During the first nine months of 2005, two holders of the Company’s Series E Convertible Preferred Stock converted 2,157 shares of Series E Convertible Preferred Stock into 215,700 shares of common stock.
(b)	During February 2005, the Company issued a five year warrant to purchase 30,000 shares at $1.03 to Delano Group Securities, LLC, a company owned by Mr. David Asplund, one of the Company’s directors pursuant to an agreement to provide investment banking services. The warrant was valued at $13,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.53%, expected volatility of 45.3%, expected dividend of $0 and expected life of 5 years. The warrant was charged to operations during the period.
(c)	During March 2005, the Company issued a three year warrant to purchase 100,000 options at $1.13 per share to M&A Railroad and Electric Supply, LLC (“M&A”) as part of a settlement agreement. This warrant was valued at $35,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.767%, expected volatility of 45.0%, expected dividend of $0 and expected life of 3 years. Of the total warrant value, $33,000 was charged to operations during the fourth quarter of 2004 and $2,000 was charged to operations during the first quarter of 2005.
(d)	On April 28, 2005 Electric City issued to five (5) institutional investors, for an aggregate gross purchase price of $5,625,000, 6,250,000 shares of the Company’s common stock and 42 month warrants to purchase 3,125,000 additional shares of common stock at $1.05 per share (collectively the “PIPE Transaction” or the “PIPE”). Warrants to purchase 2,100,000 shares of common stock are immediately exercisable and the remaining warrants become exercisable six months after closing. Net proceeds from the transaction were approximately $5,408,000, of which approximately $1,644,000 was used to fund the acquisition of Maximum Performance Group, Inc., as discussed in Note 5. A registration statement to register these shares was declared effective by the SEC on October 20, 2005, meeting the requirements of the Security Purchase Agreement.

Delano Group Securities LLC and Mr. David Valentine acted as advisors on the PIPE Transaction. The Company paid Delano Group Securities LLC $16,250 and 50,000 shares of common stock and Mr. Valentine 50,000 shares of common stock for their services. Mr. Asplund and Mr. Valentine both serve as directors of Electric City.
(e)	On May 3, 2005, pursuant to an Agreement and Plan of Merger dated as of April 28, 2005, by and among Electric City Corp., MPG Acquisition Corporation (the “Merger Subsidiary”), a wholly-owned subsidiary of Electric City, and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG pursuant to the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc. The merger consideration, subject to post closing adjustment, consisted of $1,643,525 in cash, 2,509,708 shares of Electric City common stock and 2,509,708 additional shares which were placed in escrow. If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. The escrow shares are also available to satisfy any indemnification claims which the Company may have under the Merger Agreement. If the shares are not released to the selling shareholders of MPG pursuant to this revenue earnout during the two year period they will be returned to the Company. As a part of the transaction the former stockholders of MPG entered into a stock trading agreement with the Company which restricts their ability to sell shares of the Company’s common stock under certain circumstances.

During October 2005 Electric City and the selling shareholders agreed on the final post closing adjustments to the purchase price, which resulted in a $46,405 reduction in the total consideration due the sellers. The final consideration after the post closing adjustments consisted of $1,632,079 in cash, 2,492,229 shares of Electric City common stock and 2,492,229 escrow shares.

Delano Group Securities LLC acted as an advisor on the acquisition of MPG and was paid $82,176 and 125,485 shares of common stock for its services. These shares were valued at $1.00 per share, which was the closing market price of the Company’s common stock on April 28th. In addition, the Company may issue up to 125,485 additional shares of common stock to Delano as the MPG shares held in escrow are released. Delano Group Securities LLC is owned by Mr. David Asplund, one of Electric City’s directors.
(f)	The Company issued a warrant to purchase 400,000 shares of its common stock to Laurus Master Fund, Ltd. in exchange for its consent to the Company entering into the PIPE Transaction and acquiring MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant has an exercise price of $1.00 per share and a term of five years. The warrant was valued at $160,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.941%, expected volatility of 43.7%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to interest expense during the period.
(g)	During the first nine months of 2005, the Company issued warrants to consultants to purchase 410,000 shares of common stock with an exercise prices between $1.00 and $1.03 per share and terms of three to ten years. The warrants were valued collectively at $144,600 using a modified Black-Sholes option pricing model utilizing the following assumptions (depending on the warrant being valued): risk free rate of 2.366% to 3.029%, expected volatility of 40.7% to 46.5%, an expected dividend of $0 and an expected life of 3 to 10 years. The values of the warrants were charged to operations during the period.
(h)	During the first nine months of 2005, the Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $1,017,800. The dividends were paid with 10,178 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, a convertible term loan, notes payable, capitalized leases and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Fund Ltd. (“Laurus”), and the value of beneficial conversion feature attributed to the convertible term loan. In addition, interest expense includes amortization of deferred financing costs related to the credit facility with Laurus. Also included in interest expense is a one time charge related to a warrant issued to Laurus in exchange for its consent and waiver which was required to allow us to complete the acquisition of MPG and close the PIPE Transaction in May of 2005.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.
Our total revenue for the three-month period ended September 30, 2005 increased $740,804 or 130% to $1,312,584 as compared to $571,780 for the quarter ended September 30, 2004. Revenue from our Energy Technology segment increased approximately $1,026,000 to approximately $1,124,000 for the three months ended September 30, 2005 as compared to approximately $98,000 for the same period in 2004. Approximately $410,000 or 40% of the increase in the revenue for this segment was due to the acquisition of MPG effective April 28, 2005. The remaining increase was the result of increased commercial sales of EnergySavers. During the quarter we sold 50 EnergySavers as compared to seven EnergySavers during the third quarter of 2004. A significant portion of the increase in EnergySaver sales was due to a contract with a single customer who initially participated in the ComEd VNPP program and elected to purchase units for use in its locations outside of the ComEd territory. We expect to recognize revenue on approximately 18 more Energy Savers under this contract through the middle of the fourth quarter of 2005 and believe we will see similar, but smaller initial commercial sales to customers exposed to the EnergySaver technology through their participation in one of our VNPP programs in future periods.
Shipments under the ComEd VNPP program were limited to 28 units during the third quarter. As of September 30, 2005, we had shipped 132 units to 81 customer host sites under the ComEd program, but we have not recognized any revenue related to the ComEd program. The ComEd VNPP is structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of demonstrated capacity, payable quarterly in arrears whether the capacity is used or not. Under the terms of the ComEd agreement, we will recognize service revenue over the life of the program. While we do not expect to recognize a significant level of capacity revenue in 2005 under the ComEd contract, we should recognize revenue of approximately $25,000 during fourth quarter of 2005.
Shipments under the ComEd program will continue at a controlled pace until we arrange a form of long term financing for the program. In the interim we have been working to enroll large national companies (primarily retailers) as customer hosts for our VNPP programs. We have been focusing on companies who represent significant load in the ComEd territory and can participate in other VNPP programs across the country. We also target customers who have sites outside of our VNPP programs which provide the potential for significant sales outside of the VNPP program.
Revenue from the sale of building automation products and services decreased approximately $285,000, or 60% to $189,000 during the three month period ended September 30, 2005, from approximately $474,000 recorded in the same period during 2004. Revenue in this segment is recognized on a percentage of completion basis, thus will vary based on the level of activity during a particular period. During 2004 this segment of our business was working on two large contracts, one of which was completed in December of 2004 and the other which was completed in February 2005. During the third quarter of 2005 we entered into a $4.0 million contract to provide building automation controls for the expansion of the McCormick Place convention center in Chicago. We anticipate that this contract will take approximately two years to complete. Revenue for this segment should increase moderately from the levels realized in recent quarters beginning in the fourth quarter of 2005 as a result of this project.
Cost of sales for the three-month period ended September 30, 2005 increased $723,269 or 116% to $1,348,361 from $625,092 for the three-month period ended September 30, 2004. The increase in cost of sales is due primarily to the addition of MPG and the increase in Energy Saver sales. We realized a loss at the gross profit line of $35,777 during the third quarter of 2005 as compared to a loss of $53,312 for the same period in 2004. The losses in both periods are the result of the relatively low sales levels realized in both the Energy Technology and Building Automation segments.
SG&A for the three-month period ended September 30, 2005 increased $733,954 or 63% to $1,900,785 from $1,166,831 for the three-month period ended September 30, 2004. Almost the entire increase in SG&A expense was due to the addition of MPG effective April 28, 2005. We expect our quarterly SG&A expense to remain largely unchanged into the first half of 2006.
Other expense for the three-month period ending September 30, 2005 increased $237, to $77,533 from $77,296 for the three-month period ended September 30, 2004. Interest expense increased $11,193 to $94,413 from $83,220 recorded in the third quarter of 2004. Interest expense increased as a result of borrowings on the line of credit, which was partially offset by reductions in amortization of the deferred issuance costs and debt discount associated with the convertible term loan. Interest income increased $10,956 to $16,880 during the third quarter of 2005 from $5,924 earned in the third quarter of 2004. The increase in interest income was due to higher average invested cash balances and increases in interest rates paid on the invested balances.
Preferred stock dividends for the third quarter of 2005 declined $101,634 to $344,000 from $445,634 for the same period in 2004. We accrued dividends of $344,000 and $325,280 on our Series E Convertible Preferred Stock during the three-month periods ended September 30, 2005 and 2004 respectively. The accrued dividends were satisfied through the issuance of 3,440 and 3,253 additional shares of Series E Preferred Stock during the three months ended September 30, 2005 and 2004, respectively. The increase in the dividend accrual was due to the compounding effect of paying dividends on the preferred stock in additional shares of preferred stock. We were required to recognize a non-cash deemed dividend of $120,354 on September 30, 2004, due to the fact that the conversion price on the shares issued in satisfaction of the quarterly dividend was lower than the market price of our common stock on the date of issue.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004.
Total revenue for the nine-month period ended September 30, 2005 increased $1,901,779 or 98% to $3,845,338 as compared to $1,943,559 for the nine-month period ended September 30, 2004. Revenue from our Energy Technology segment increased approximately $2,355,000 to approximately $2,924,000 for the nine months ended September 30, 2005 as compared to approximately $569,000 for the same period in 2004. The acquisition of MPG, which was effective April 28, 2005, was responsible for approximately $624,000 or 26% of the increase in the revenue for this segment. Approximately $325,000 of the increase in revenue was due to a short term utility consulting project completed in May 2005. The remaining increase was the result of increased commercial sales of EnergySavers. During the first nine months of the year we sold 161 Energy Savers as compared to 62 EnergySavers during the during the same period during 2004. A significant portion of the increase in EnergySaver sales was due to a contract with a single customer who initially participated in the ComEd VNPP program and elected to purchase units for use in its locations outside of the ComEd territory. We expect to ship approximately 18 more EnergySavers under this contract through the middle of the fourth quarter of 2005 and believe we will see similar, but smaller initial commercial sales to customers exposed to the EnergySaver technology through their participation in one of our VNPP programs in future periods.
Revenue from the sale of building automation products and services decreased approximately $454,000, or 33% to $921,000 during the nine-month period ended September 30, 2005, from approximately $1,375,000 recorded in the same period during 2004. Revenue in this segment is recognized on a percentage of completion basis, thus will vary based on the level of activity during a particular period. During the first nine months of 2004 this segment was working on two large contracts. One of these projects was completed in December of 2004 and the other project was completed in February 2005. Revenue for the first nine-months of 2005 included two months of revenue related to the project completed in February, as well as revenue from other smaller projects. We were recently notified that we have been selected as the winning bidder on a large multi-year building controls project which will total approximately $4.0 million in project revenue to Great Lakes. Great Lakes began working on this contract during the third quarter of 2005. Revenue for this segment should increase moderately beginning in the fourth quarter of 2005 as a result of this project.
Cost of sales for the nine-month period ended September 30, 2005 increased $1,299,043 or 65% to $3,307,227 from $2,008,184 for the same period in 2004. The increase in cost of sales was due primarily to the acquisition of MPG during the second quarter of 2005, as well as the increase in EnergySaver sales during the period. Gross profit for the first nine months of 2005 increased $602,736 to $538,111 from a loss of $64,625 in the first nine months of 2004. The increase in gross profit was due to increased EnergySaver sales during the period, recognition of profit on a building automation control project that was completed during the first quarter, and to consulting revenue earned by the Energy Technology segment during the period. The consulting assignment, which was a one time project, ended in May 2005. Gross profit for the remainder of 2005 will be derived primarily from EnergySaver and eMAC sales, various building automation control projects and VNPP projects.
SG&A for the nine-month period ended September 30, 2005 increased $1,498,675 or 47% to $4,667,615 from $3,168,940 for the same period during 2004. Approximately $1,183,000 or 79% of the increase was due to the addition of MPG effective April 28, 2005. Personnel costs at Electric City increased approximately $179,000 as a result of new hires in the areas of sales and engineering. The balance of the increase is attributable to increases in sales commissions, travel expense and research and development, which was partially offset by reductions in legal expenses.
Other expense decreased $182,269, to $384,482 from $566,751 for the nine-month period ended September 30, 2005 and 2004, respectively. Amortization of the deferred issuance costs and debt discount related to the Laurus revolver and convertible term loan, which is included in interest expense, declined $424,643 to $105,090 for the nine-month period ended September 30, 2005 from $529,733 during the nine-month period ended September 30, 2004. The deferred issuance costs and debt discount are being amortized using the effective interest method, thus decline as the outstanding balance on the term loan is repaid or converted. During January of 2004 Laurus converted a portion of its term loan resulting in accelerated recognition of $193,000 in amortization expense. No such conversions occurred during 2005. Other interest expense increased $106,300 primarily as a result of borrowings under the revolver. There were no borrowings under the revolver during 2004. During the second quarter of 2005 we issued a 5 year warrant to purchase 400,000 shares of our common stock at $1.00 per share to Laurus in exchange for its consent and waiver to permit us to complete the PIPE Transaction and to acquire MPG. This warrant was valued at $160,000 using a modified Black-Sholes option pricing model and the value was charged to interest expense during the period. Interest income increased $24,507 to $42,167 during the first nine months of 2005 from $17,660 earned in the first nine months of 2004. The increase in interest income was due to higher average invested cash balances and increases in the interest rates paid on the invested balances.
Preferred stock dividends for the first nine months of 2005 declined $3,214,739 to $1,017,800 from $4,232,539 for the same period in 2004. We accrued dividends of $1,017,800 and $1,308,780 on our Convertible Preferred Stock during the first nine months of 2005 and 2004, respectively. The dividends accrued during the first nine months of 2005 and 2004 were satisfied through the issuance of additional shares of our preferred stock. The decline in the dividend accrual was due to a reduction in the dividend rate on the preferred stock from 10% to 6% and a reduction in the average number of shares outstanding as a result of last year’s redemption and preferred stock conversions during the latter half of 2004 and early 2005. We were required to recognize non-cash deemed dividends of $1,048,301 during the first nine months of 2004 due to the fact that the conversion price on the shares issued in satisfaction of the dividend was lower than the market price of our common stock on the date of issuance of the dividend shares. No deemed dividend was recorded for the shares issued in satisfaction of the 2005 dividends because the market price of our stock was below the conversion price of the dividend shares on the dates of issuance. In addition, during the first quarter of 2004 we were required to recognize a non-cash deemed dividend of $1,860,458 as a result of the redemption and exchange transaction (as discussed in the next paragraph) which closed during the period. For accounting purposes the transaction was viewed as a redemption of the outstanding preferred stock for cash and shares of the new Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the existing preferred stock was originally issued. During 2004 we also incurred a $15,000 deemed dividend when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from June 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange to exercise their warrants without violating the short swing trading rules of section 16(b) of the Securities Act of 1934.
As is more fully described in Note 15(p) of our 2004 Annual Report on Form 10-K, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Existing Preferred”), and exchanged the remaining 2,104,509 shares of Existing Preferred for 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 1 share of Series E Convertible Preferred Stock for 10 shares of Existing Preferred. The Existing Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of preferred stock during the first three years following issuance. After the third anniversary of issuance we were to pay all dividends on the Existing Preferred in cash and the dividend rate was to increase by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, has reduced the dilutive effect of the payment-in-kind dividend on the preferred stock.
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
As of September 30, 2005 we had cash and cash equivalents of $1,574,368 compared to $1,789,808 on December 31, 2004. Our debt obligations as of September 30, 2005 consisted of a convertible secured revolving loan of $2,000,000, a mortgage of $571,000 on our facility in Elk Grove Village Illinois, a convertible secured term note of $396,790, notes payable to former shareholders of MPG of approximately $177,000, vehicle loans of approximately $28,000 and capitalized leases of approximately $6,200.
Our principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, rent, the funding of inventory and accounts receivable, and capital expenditures and the costs of servicing our outstanding debt. We have financed our operations since inception through the private placement of our common stock, preferred stock and various secured and unsecured loans.
The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Nine months ended September 30,	2005	2004

Net cash used in operating activities	$(5,117,933)	$(3,063,810)
Net cash used in investing activities	(2,114,761)	(13,241)
Net cash provided by financing activities	7,017,254	3,267,167

Net (Decrease) Increase in Cash and Cash Equivalents	(215,440)	190,116

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$1,574,368	$2,657,139

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004.
Net cash decreased $215,440 during the first nine months of 2005 as compared to increasing $190,116 during the same period in 2004.
Operating Activities
Cash consumed by operating activities increased $2,054,123 or 67% to $5,117,933 during the first nine months of 2005 as compared to consuming $3,063,810 during the same period in 2004. Cash used to fund the net loss before changes in working capital, increased $534,660 or 17%, to $3,704,207 during the first nine months of 2005 from $3,169,547 during the same period in 2004 largely as a result of the SG&A expense added as a result of the acquisition of Maximum Performance Group in May 2005. Changes in working capital consumed $1,413,726 during the first nine months of 2005 as compared to generating $105,737 during the first nine months of 2004. Approximately $900,000 was used during 2005 to satisfy liabilities assumed as part of the acquisition of MPG, including accounts payable and accrued expenses. Increases in inventory and reductions in accounts payable, accrued expenses and deferred revenue at Electric City and Great Lakes also contributed to the increase in cash used for working capital purposes. Our inventory has increased as we have built product for a contract for EnergySavers, most of which will be delivered before the end of 2005. The reduction in accounts payable and deferred revenue is the result of completion of the long-term contract in our building automation controls segment. Accrued expenses declined as we paid certain accrued liability during the first half of 2005. These uses of cash were partially offset by a decline in our accounts receivable as we received payment during the first nine months of 2005 for the building automation control projects completed during the fourth quarter of 2004 and first quarter of 2005.
Declines in accounts receivable generated $400,987 during the first nine months of 2004, while increases in inventory and other current assets consumed $469,012 during the same period. The decline in accounts receivable resulted from receipt of amounts held as retention until completion of larger building automation and controls projects as well as improved collections and the slowdown in sales during the period. The increases in inventory and other current assets were both related to the ramp-up in the ComEd program. A net decline in accounts payable and accrued expenses consumed cash of $304,308 during the nine-month period ended September 30, 2004. This decline is primarily the result of payments by Great Lakes to subcontractors who worked on long term projects that were completed in the fourth quarter of 2003. An increase in customer deposits offset the net decline in accounts payable and accrued expenses. Customer deposits increased $473,774 due to the receipt of a $500,000 pre-payment from ComEd for curtailment capacity.
Investing Activities
Cash used in investing activities increased $2,101,520 to $2,114,761 during the nine-month period ending September 30, 2005, from $13,241 for the same period in 2004. As part of the acquisition of MPG, which closed in May 2005, we paid the selling shareholders $1,643,525 in cash and incurred $137,386 in transaction related costs. This was partially offset by cash balances of $136,492 acquired as part of the transaction. Also during the first nine months of 2005, we invested approximately $404,000 in equipment for the ComEd VNPP. Under the ComEd program we retain ownership of the equipment and charge ComEd for its use over the term of the program. Thus as equipment is shipped, the cost of the equipment, including installation, is treated as a capital purchase and booked to property, plant & equipment. Miscellaneous capital expenditures for computers, furniture and service vehicles also consumed cash of approximately $66,000 during the first nine months of 2005.
During the first nine months of 2004 we invested $13,241 in new computers and testing equipment.

Financing Activities
Financing activities generated cash of $7,017,254 and $3,267,167 during the nine-month periods ended September 30, 2005 and 2004, respectively. During 2005 we generated cash of $5,625,000 through the issuance of common stock and warrants to a group of investors and $2 million through borrowing on our line of credit. This was partially offset by issuance costs of $216,787 and scheduled principal payments on our various loans of $390,959.
During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and 5 year warrants to purchase additional shares of common stock. We used $7,000,000 of the net proceeds from this issuance to effectuate a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $897,135. During the period we also made scheduled principal payments on our mortgage and auto loan of $29,340 and received $193,648 in net proceeds from the exercise of warrants to purchase shares of our common and preferred stock.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of September 30, 2005 our cash balance was $1,574,368.
During fiscal 2005, we anticipate our cash usage will be approximately $2 million to $3 million higher than the $4 million used during fiscal 2004 as a result of increased business activity and the acquisition of MPG. We anticipate that our cash needs will be funded primarily by the recently completed issuance of common stock and borrowing under our $2 million line of credit. We are also in the process of seeking additional financing to fund operating needs and our VNPP programs in the form of debt and/or equity.
We currently have a $2 million secured convertible working capital line with Laurus. The shift in our focus away from commercial sales to utility programs has resulted in a significant reduction in the amount of receivables generated. As of September 30, 2005 eligible receivables would have supported borrowings of approximately $325,000 under the facility. To address the problem created by our low borrowing base, we negotiated an amendment to the Laurus credit facility in February 2005, which among other things granted us an overadvance on the working capital line though December 2005. On February 28, 2005 we borrowed the full $2 million available under the facility without the requirement that we have eligible receivables to support the advance. For a more detailed description of the amendment to this credit facility, please see note 9 of our consolidated financial statements.
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
•	Successfully execute on our ComEd and PacifiCorp VNPP contracts. We believe that this is important from several different perspectives. We believe that these contracts can establish Electric City as a leader in negative power development, thereby creating VNPP opportunities with other utilities. We also believe that these projects will lead to increased commercial sales of the EnergySaver as host customers who participate in the VNPP programs with operations outside the territories covered by the VNPPs gain exposure to the technology. We have already seen VNPP host customers place such direct orders for EnergySaver systems. Both of the ComEd and PacifiCorp projects are currently under contract, therefore we are focusing a great deal of our resources on these projects, though shipments will continue to be limited until we arrange for long term financing. We estimate that the cost to completely build-out the ComEd and PacifiCorp projects will be between $30 million to $40 million, most of which will be funded through long-term financing arrangements. This financing will most likely be raised in several pieces over time as the projects progress.

•	Increase the profitability of EnergySaver sales. Increasing the margins earned on EnergySaver sales will also have an immediate and positive impact on our cash flow. We have seen improvements in EnergySaver margins at times over the past three years with increases in volume. We believe that increased volumes that will result from the VNPP programs should lead to consistently higher margins as a result of increased capacity utilization.

•	Expand the sales of eMAC equipment and monitoring sales. We believe that the eMAC product line has the potential to earn margins that exceed those of any other product we currently sell. To realize the benefit of these margins we need to greatly expand the sales of the product from the levels realized to date.

•	Secure additional VNPP projects. We are currently in discussions with several utilities regarding implementing VNPP programs in their service territories. Recent legislative actions by some states are encouraging or mandating utilities to include demand reduction goals in their long term energy plans. We believe we are well positioned to take advantage of these new requirements.

•	Expand and improve the product line through internal development or acquisition. We would like to develop or acquire additional cost effective demand response technology that we can incorporate into our VNPP offering and we want to find ways to reduce the cost of our current technology. The recently completed acquisition of Maximum Performance Group, a manufacturer of an air conditioning control technology, is directly related to this strategy.

•	Build on the recent project successes at Great Lakes Controlled Energy to make the Building Controls and Automation business grow and become profitable. Great Lakes has recently successfully completed certain projects which have contributed to improvements in our overall profitability and cash flow. Great Lakes’ successful execution on these projects has led to opportunities to bid on other significant projects. If this segment continues to improve as it has during the last two years, we believe this segment could record a profit for the full fiscal year 2005 and is positioned to be profitable in future years.

•	Continue to aggressively manage our costs in order to conserve cash. While we made significant progress in reducing our costs during the last several years, we must continue to effectively manage all of our costs so that they do not negate the improvements in profitability we are working to create in our Energy Technology and Building Automation and Control segments.

•	Secure additional capital to fund our VNPP initiatives and to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outlined above.
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage sometime in early 2006 which could force us to scale back our growth plans, or, in the worst case, cease operations.
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
Cautionary Note Regarding Forward-Looking Statements
This discussion includes forward-looking statements that reflect the Company’s current expectations about its future results, performance, prospects and opportunities. The Company has tried to identify these forward-looking statements by using words such as “may,” “expects,” “anticipates,” “believes,” “intends,” “hopes,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities in the remainder of 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, customers’ acceptance of our products, the Company’s use of licensed technologies, risk of increased competition, risk that the Virtual Negawatt Power Plan concept does not succeed, the Company’s commercial scale development of products and technologies to satisfy customers demands and requirements, the need for additional financing and the terms and conditions of any financing that is consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by Federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure we have to market risk at this time is the risk of changes in market interest rates. The interest rates on many of our debt facilities are variable and change with changes in the prime rate. The interest rate on our revolving line of credit and convertible term loan is equal to the prime rate (currently 6.75%) plus 1.75%, or 6%, whichever is greater. The interest rate on our mortgage is equal to the prime rate plus 1/2%. If the prime rate were to increase one percentage point, the annual interest cost on the revolving line of credit, term loan and mortgage would increase by approximately $31,000.
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

PART II. OTHER INFORMATION
ITEM 2. Changes in Securities
(1)	On October 4, 2005, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending September 30, 2005 to shareholders of record of the Series E Convertible Preferred Stock as of September 30, 2005. The dividends were paid with 3,440 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock.
ITEM 6. Exhibits.
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:
Dated: November 10, 2005	By:	/s/ John Mitola
John Mitola
Chief Executive Officer (principal executive officer)

Dated: November 10, 2005	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)