Form 10-K
period 2005-12-31
ELECTRIC CITY CORP
filed 2006-03-21
CIK 1065860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

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
None

(Title of class)
Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ☐                     Accelerated Filer ☐                     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $36,398,311 based on the reported last sale price of common stock on June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.
As of March 15, 2006, there were 51,475,066 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005 are incorporated by reference into Part II, Item 5 and Part III of this Report.
II, ITEM 5 III

PART I
Item 1. Description of Business
     Included in this report, exhibits and associated documents are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as historical information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements.
     Unless the context otherwise requires, “Electric City,” the “Company,” “we,” “our,” “us” and similar expressions refers to Electric City Corp. and its subsidiaries.
Overview/History
     We are a developer, manufacturer and integrator of energy saving technologies and building automation controls as well as an independent developer of scalable, negative power systems. Our premier energy saving products are the EnergySaver system, which reduces energy consumed by lighting with minimal lighting level reduction and the eMAC system, which provides intelligent control and continuous monitoring of HVAC and lighting equipment via wireless communication technology to reduce energy usage and improve system reliability. Our technology has been installed in applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Our GlobalCommander integrates with the EnergySaver allowing us to link multiple EnergySaver units together and to provide remote communications, measurement and verification of energy savings.
     In addition to our EnergySaver and eMAC systems, we also provide, through our subsidiary, Great Lakes Controlled Energy Corporation, a Delaware Corporation (“Great Lakes”), integrated building and environmental control solutions for commercial and industrial facilities.
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
     On May 3, 2005, pursuant to an Agreement and Plan of Merger dated as of April 28, 2005, by and among Electric City Corp., MPG Acquisition Corporation, a wholly-owned subsidiary of Electric City (“Merger Subsidiary”), and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG through the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc. MPG is a technology based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications. The eMAC line of controllers provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless communication technology to reduce energy usage and improve system reliability. MPG, has offices in New York, New York and San Diego, California.
Products And Services
     The Company currently manufactures products or provides services under two distinct business segments. The energy technology segment includes the manufacturing and sale of the EnergySaver, GlobalCommander, eMAC and uMAC product lines. In addition, this segment markets the Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system designed for utilities as a demand response system. The building control and automation business segment is served by our subsidiary, Great Lakes Controlled Energy Corporation, which specializes in the installation and maintenance of building control and automation systems. See note 21 to the consolidated financial statements for additional information regarding the segments of our business.

EnergySaver
     The EnergySaver system is a state-of-the-art lighting control system that reduces energy consumption of indoor and outdoor commercial, institutional and industrial ballasted lighting systems, while maintaining appropriate lighting levels. The EnergySaver is a freestanding enclosure that contains control panels with electrical parts and is connected between the incoming power line and the building’s electrical lighting circuits. The EnergySaver also contains a microprocessor with software that allows the customer to control the amount of energy savings desired which, depending on the application, is typically between 20% and 30%, and provides self-diagnosis and self-correction. The customer can access the EnergySaver’s microprocessor directly or remotely via modem, network or two-way radio.
     The EnergySaver is manufactured to varying sizes and capacities to address differing lighting situations. We can interface our EnergySaver products with most new and existing lighting panels, ballasts and lamps without modification. In addition, the EnergySaver system reduces the power consumed by lamps, resulting in a reduction of heat generated within the lighting system, which enhances ballast and lamp life and reduces the amount of air conditioning necessary to cool the building.
GlobalCommander
     The GlobalCommander system is an advanced lighting controller designed to permit central control and monitoring of multiple EnergySaver units and allows for large-scale demand side management and savings measurement and verification without turning off the user’s lights. The GlobalCommander bundles the EnergySaver technology with an area-wide communication package to allow for maximum energy reductions across entire systems in response to the guidelines of a customer’s facility manager. In addition, the GlobalCommander has the ability to measure and store information about the actual savings generated from the use of the EnergySaver. This information, which can be viewed in a tabular or graphical format and can be downloaded to a user’s computer, is often required for a customer to qualify for utility incentives for energy savings and curtailment. The GlobalCommander also allows customers to control their facilities’ loads and lighting requirements from a single control point. This single-point control is available for a virtually unlimited number of remote facilities and can be accessed through the Internet, intranet or over standard telephone lines through dial-up modems.
Virtual Negawatt Power Plan
     The combined technology of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan (“VNPP”), which is essentially a negative power system which we market primarily to utilities as a demand response system. The VNPP allows a utility to remotely control commercial, industrial and government lighting systems over a managed and secure Internet protocol (“IP”) network. Through the use of the EnergySaver/GlobalCommander system, the utility is able to reduce electric demand requirements during periods of peak demand, providing instantaneous control, measurement and verification of load reduction. Thus, at times when electric power demand is especially high (such as summer afternoons), the electric utility can use the VNPP to reduce demand. The demand reduction can be specifically placed across a utility grid targeting potential “hot spots” such as particular substations. We believe the Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. For additional information on the VNPP program please see “Item 7 — Management’s Discussion and Analysis or Plan of Operations.”

eMAC & uMAC
     The eMAC system is comprised of a heating, ventilating and air conditioning (“HVAC”) controller with wireless communication capabilities and a central, server based, Internet accessible software that monitors and controls the operation of the connected HVAC units. The eMAC system is designed for use in commercial and industrial applications with packaged (primarily rooftop) HVAC equipment of 2 to 40 tons (1 ton = 12,000 Btu/hr cooling capacity) and up to 500,000 Btu/hr of heating capacity.
     The eMAC controller is contained in a small box that is mounted on the exterior of a customer’s HVAC unit. The controller is wired into the HVAC equipment and monitors up to 126 points of the equipment’s operation. In addition, each eMAC contains a Pentech Energy Recovery Controller (“PERC”), a patented third generation microprocessor based technology.
     PERC was developed by Pentech Solutions, a predecessor company to Maximum Performance Group, and is designed to dynamically match a HVAC system’s output to any given load condition, thereby improving the operating efficiency of the equipment. Since most HVAC systems are designed to maintain comfortable environmental conditions on both the hottest and coldest days likely to be experienced, there exists substantial excess system capacity on most days of the year. Due to this excess capacity the system quickly satisfies a thermostat’s call for heating or cooling, and in doing so overshoots the thermostat set point and leaves Btu’s of heat or cooling in the heat exchanger, cooling coils and air ducts. The PERC controller acts to correct this by periodically turning off the air conditioner’s compressor and condenser fan while continuing to run the evaporator fan, thereby continuing to deliver cooling to the conditioned space utilizing the energy stored in the cooling coils, heat exchanger and air ducts. In heating applications, PERC periodically closes the gas valve while continuing to operate the indoor air fan, delivering heated air into the space utilizing the heat stored in the heat exchanger and air ducts. At the same time the PERC controller is monitoring the rate of temperature change in the conditioned space in order of avoid overshooting the desired temperature setting. The PERC technology typically will result in energy savings of 15% to 20% for our end user customers.
     The wireless communication capabilities of the eMAC allow us to monitor and remotely manage the operation of a customer’s HVAC equipment. A customer can log on to our eMAC web site and obtain information regarding the operation of their HVAC equipment and change equipment operating parameters, such as hours of operation and temperature. The eMAC will also send alarms to our central server when any of the up to 126 monitored points of operation fall outside predetermined operating ranges. This often permits us to react to a potential equipment problem before the occupants of the space are aware of an equipment malfunction. We charge our customers for this ability to communicate and remotely monitor and mange their equipment, though we often include an initial monitoring period with the purchase of the eMAC so that our customers can become familiar with the benefits of this service.
     The uMAC is a version of the eMAC which has been simplified to remotely control the operation of a facility’s lights via wireless communications. Using the uMAC a customer can remotely, via the Internet, turn lights on and off and change the daily schedule for the operation of a facility’s lighting.

Building Control and Automation
     Through our wholly owned subsidiary, Great Lakes Controlled Energy Corporation, we provide integration of building and automation control systems for commercial and industrial customers. Great Lakes has been providing building automation services for over 20 years and is an authorized distributor for Teletrol Systems Inc., WattStopper Inc. and Power Measurement Ltd., and is a dealer for Novar Controls Corporation and ABB Drives and Motors. Building and environmental control systems are networks of sensors and actuators controlled by a central computer. The sensors monitor building environmental conditions, such as temperature, humidity and light levels, and will turn on and off heating units, chillers, pumps, lights, or other equipment as needed to maintain environmental conditions within a desired range. The systems also report to the central operator when there is a problem with any of the equipment on the network or when any of the monitored conditions fall outside of preset limits. Great Lakes became a subsidiary of Electric City in June 2001. In January 2006, we made the decision to sell Great Lakes in order to focus exclusively on our Energy Technology products. We entered into a Letter of Intent on February 27, 2006 to sell Great Lakes and we expect to close on this transaction by the end of March 2006. See note 21 to our audited financial statements for additional information regarding our Building Automation and Control segment.
Marketing, Sales and Distribution
     The majority of our sales are derived through the efforts of our internal sales force. Prior to late 2005, each of our subsidiaries had their own sales force which primarily sold only their products. In late 2005 we began to integrate our subsidiaries and set up geographic profit centers in which our salespeople will sell all of the Company’s products. Initially we will be organized into three profit centers: East Coast (managed out of our New York office), Midwest (managed out of our Chicago office) and West Coast (managed out of our San Diego office). We believe our proprietary energy technologies differentiate us from other providers of energy solutions and provide our customers superior returns on their investment.
     In addition to our internal sales force we have established relationships with distributors (also referred to as “State Representatives”) to market and distribute our EnergySaver products to end-users. The use of third party distributors has become a less important part of our overall sales and marketing strategy during the past couple of years, with the bulk of our sales coming through our internal sales force.
     As of December 31, 2005, we had five distributor/state representative agreements covering Arizona, California, Illinois, Indiana and Nevada. Each distributor is responsible for developing and managing a sales network within its respective territory. Typically the distributor does this by establishing direct relationships with end-users or through dealerships within the territory and overseeing the sales, installation and maintenance of our products by those dealerships. If a distributor sells any of our products outside its territory, such distributor operates as a dealer, meaning it manages end-user sales only. The distributor earns a commission on any sale of our products in its territory whether initiated by the distributor itself, a dealer, or by us.
     Our standard distributor agreement have terms of 10 years and gives the distributor certain exclusive rights of distribution in a particular territory, includes sales quotas that increase periodically throughout the term of the agreement, and requires the distributor to make payment to us within 30 to 60 days of product shipment. The agreement contains penalties for failure to meet quotas or make payments, including the loss of certain exclusive rights of distribution. Currently, all of our distributors have violated the terms of their agreements for failing to meet their quotas. We are working with our distributors to address these issues. The standard distributor agreement can be terminated at our discretion if the distributor fails to meet the terms of the distributor agreement.

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
Customers
     During 2005, one customer, Kohl’s Department Stores, accounted for approximately 30% of our consolidated billings. Kohl’s is a customer of our energy technology segment. During 2004, sales to two customers accounted for approximately 57% of our total consolidated revenue. Our largest customers for 2004 were Hill Mechanical Group (46%) and Public Energy Solutions (11%). Hill Mechanical Group is a customer of our building automation controls business, while Public Energy Solutions is an EnergySaver dealer. During 2003, four customers accounted for approximately 63% of our total consolidated revenue. The top four customers during 2003 were Electric City of Pennsylvania (10%), Hill Mechanical Group (26%), Jacobsen Power (12%) and M&A Railroad and Electric Supply (15%). Hill Mechanical Group and Jacobsen Power were both customers of our building automation controls business, while Electric City of Pennsylvania and M&A Railroad and Electric Supply were EnergySaver dealers. M&A Railroad and Electric Supply ceased to be a dealer in December 2003 and Electric City of Pennsylvania ceased to be a dealer in June 2005.
     In late 2003, we signed a 13 year contract with Commonwealth Edison to provide up to 50 megawatts of demand curtailment through our VNPP program. In November 2004, we entered into a 10 year VNPP contract with PacifiCorp to provide up to 27 megawatts of demand curtailment. Under these contracts, we place our EnergySaver equipment in commercial and industrial “Customer Hosts” buildings at no cost to the Customer Host. In exchange for allowing us to reduce the power to their lighting system (without turning off their lights) during periods of peak energy demand, the Customer Host is allowed to operate the EnergySaver at a 3% to 5% level during non-curtailment periods. The utility companies have agreed to pay us for the availability of this demand reduction and we will recognize revenue under these contracts over the period for which demand reduction is provided. As of December 31, 2005 we had installed 135 EnergySavers at 85 different Customer Host sites under these programs at a cost of approximately $1.4 million. We recognized our first revenue under the program and began amortizing the cost of the related EnergySaver units during the fourth quarter of 2005. Further shipments under these programs were postponed in late 2005 due to the high capital requirements of these programs.
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
     While there are other HVAC controllers that provide energy saving benefits similar to the eMAC, we are not aware of any competing product available at a comparable cost to the eMAC that provides the communications, remote monitoring and diagnostic features of the eMAC. Large, national control companies provide systems that can do much of what the eMAC can do, but the installed cost of such systems make them impractical for smaller applications, which is the markets we are targeting with the eMAC.
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
Manufacturing
     Our EnergySaver product line is manufactured at our facilities in Elk Grove Village, Illinois, with manufacturing and assembly scaled to order. Since the manufacturing process that we are currently performing only involves the assembly of components manufactured by others, we believe there are many contract manufacturers located across the country that could assemble our EnergySaver product for us with relatively little lead time should we decide to outsource some or all of the manufacturing to contract manufacturers.
     The eMAC is manufactured for us by a contract manufacturer in southern California. We believe that this contract manufacturer has sufficient capacity to handle our anticipated growth in eMAC sales for the foreseeable future. In addition, we believe that there are many contract manufacturers across the country that could manufacture the eMAC for us if for some reason our current contract manufacturer could not meet our needs.
     The primary components for the EnergySaver and eMAC are sourced from multiple manufacturers. We are in continuous discussion with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.
     During 2005, approximately 20% of our consolidated material purchases were made from four suppliers. Purchases from any one supplier will vary year-to-year depending on sales and inventory levels. None of these four suppliers sell the Company proprietary products that we could not purchase from other vendors.

Compliance With Environmental Laws
     Neither the Company’s production nor sales of its products in any material way generate activities or materials that require compliance with federal, state or local environmental laws.
Research and Development
     The Company, through the day-to-day use of the EnergySaver and eMAC and their components and their use at various testing sites around the country, develops modifications and improvements to its products. Total research and development costs charged to operations were approximately $395,000, $150,000, and $70,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     We have applied for and/or received several patents on improvements we have made to the core technology developed by Mr. Reverberi. In addition, MPG has several patents on various aspects of the eMAC system. As of December 31, 2005, we had nine issued patents and three patents pending before the U.S. Patent and Trademark Office, as well as foreign patent offices. In addition we have received three trademarks and have two additional trademarks pending.
Employees
     As of March 15, 2006, we had 39 full time employees and two part time employees, of which nine were management and corporate staff, four were engineers, nine were engaged in sales and marketing, 14 were engaged in field service and five were engaged in manufacturing. Of those employees engaged in manufacturing, four are covered by collective bargaining agreements between Electric City and the International Brotherhood of Electrical Workers (“IBEW”), which is affiliated with the American Federation of Labor and Congress of Industrial Organizations (AFL-CIO). In May of 2005 we renewed the collective bargaining agreement covering all union employees. The new agreement will expire on May 31, 2008.

Item 1A. Risk Factors
     The following disclosure of risk factors include all material risks known to us at this time. Additional risks we are not presently aware of or that we currently believe are immaterial may prove to impair our business and financial performance. Our business could be harmed by any of these risks, whether stated or unstated. We operate in a continually changing business environment and may as a result enter into new businesses and product lines. We cannot predict new risk factors that may arise in the future, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we continue to assess and refine our business strategy. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected in a material manner.
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
     We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is ultimately dependent on our ability to raise additional capital and to increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. Although we are continuing our efforts to improve profitability through expansion of our business in both current and new markets, we must overcome significant manufacturing hurdles, including gearing up to produce large quantities of product or arranging to outsource the production of our products, and marketing hurdles, including market acceptance, in order to sell large quantities of our products. In addition, we may be required to reduce the prices of our products in order to increase sales. If we reduce product prices, we may not be able to reduce product costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we expect to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (2) for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.
     Our auditors have modified their opinion to our audited financial statements for the year ended December 31, 2005 to include an emphasis paragraph, stating that our continuing losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Our management has developed a plan that includes among other things, raising additional capital to fund operations until our sales and internally generated cash flow can support our ongoing operations. Whether we can succeed in implementing this plan remains to be seen.
     Our independent registered public accountants have issued a “going concern” opinion raising doubt about our financial viability.
     As a result of our continuing losses and negative cash flows, our independent registered public accounting firm, BDO Seidman, LLP, issued a “going concern” opinion in connection with their audit of our financial statements for the year ended December 31, 2005. This opinion expressed substantial doubt as to our ability to continue as a going concern. The going concern opinion could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain suppliers to do business with us, result in the inability to obtain new business due to potential customers’ concern about our ability to deliver product, or adversely affect our ability to raise additional capital.
     Failure to replace significant customer could materially and adversely affect our results of operations and financial condition.
     We have historically derived a significant portion of our annual revenue from a limited number of customers. Seldom has any one customer represented 10% or more of our revenues for more than one year in a row. This requires that we continually replace major customers whose needs we have satisfied, with one or more new customers. The failure to replace a major customer could have a significant negative effect on our results of operations and financial condition.
     A decrease in electric retail rates could lessen demand for our products.
     Our principal products, our EnergySaver and eMAC products, have the greatest profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current levels. Due to a potential overbuilding of power generating stations in certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and reduced demand for energy saving devices such as our EnergySaver and eMAC products.
     We have a license to use certain patents and our ability to sell our products may be adversely impacted if the license expires or is terminated.
     We have entered into a license agreement with Messrs. Giorgio Reverberi and Joseph Marino with regard to the core technology used in our EnergySaver product. Mr. Reverberi holds a U.S. patent and has applied for several patents in other countries. Pursuant to the terms of the license, we have been granted the exclusive right to manufacture and sell products containing the load reduction technology claimed under Mr. Reverberi’s U.S. patent or any other related patent held by him in the U.S., the remainder of North America, parts of South America and parts of Africa. However, the exclusive rights that we received may not have any value in territories where Mr. Reverberi does not have or does not obtain protectable rights. The term of the license expires when the last of these patents expires. We expect that these patents will expire around November 2017. The license agreement may be terminated if we materially breach its terms and fail to cure the breach within 180 days after we are notified of the breach. If our license is terminated it could impact our ability to manufacture, sell or otherwise commercialize products in those countries where Mr. Reverberi holds valid patents relating to our products, including the United States.

If we are not able to protect our intellectual property rights against infringement, or if others obtain intellectual property rights relating to energy management technology, we could lose our competitive advantage in the energy management market.
     We regard our intellectual property rights, such as patents, licenses of patents, trademarks, copyrights and trade secrets, as important to our success. Although we entered into confidentiality and rights to inventions agreements with our employees and consultants, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. Failure to take appropriate protective steps could materially adversely affect any competitive advantage we may have in the energy management market. Furthermore, our license to use Mr. Reverberi’s patents may have little or no value to us if Mr. Reverberi’s patents are not valid. In addition, patents held by third parties may limit our ability to manufacture, sell or otherwise commercialize products and could result in the assertion of claims of patent infringement against us. If that were to happen, we could try to modify our products to be non-infringing, but we might not be successful or such modifications might not avoid infringing on the intellectual property rights of third parties.
     Claims of patent infringement against us, regardless of merit, could result in the expenditure of significant financial and managerial resources by us. We may be forced to seek to enter into license agreements with third parties (other than Mr. Reverberi) to resolve claims of infringement by our products of the intellectual property rights of third parties. These licenses may not be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.
     David Asplund, our new Chief Executive Officer, has limited experience operating a Company such as ours and no direct industry experience.
     Mr. Asplund, who has been on our Board since June 2002, has a degree in mechanical engineering and has had a successful career in the financial industry. Mr. Asplund founded an investment banking firm in 1999 and operated the firm as its president for six years, but Mr. Asplund has not operated a manufacturing company. His past experience does not assure that he will be successful in his new role as CEO of Electric City.
     If we are unable to achieve or manage our growth, it will adversely affect our business, the quality of our products and our ability to attract and retain key personnel.
     If we succeed in growing our sales as we need to do, we will be subject to the risks inherent in the expansion and growth of a business enterprise. Growth in our business will place a strain on our operational and administrative resources and increase the level of responsibility for our existing and new management personnel. To manage our growth effectively, we will need to:
•	further develop and improve our operating, information, accounting, financial and other internal systems and controls on a timely basis;

•	improve our business development, marketing and sales capabilities; and

•	expand, train, motivate and manage our employee base.
     Our systems currently in place may not be adequate if we grow and may need to be modified and enhanced. The skills of management currently in place may not be adequate if we experience significant growth.

     If our management fails to properly identify companies to acquire and to effectively negotiate the terms of these acquisition transactions, our growth may be impaired.
     As part of our growth strategy we intend to seek to acquire companies with complementary technologies, products and/or services. Our management, including our Board of Directors, will have discretion in identifying and selecting companies to be acquired by us and in structuring and negotiating these acquisitions. In general, our Common Stockholders may not have the opportunity to approve these acquisitions, although the holders of Series E Convertible Preferred Stock do have certain rights to approve acquisitions. In addition, in making acquisition decisions, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual operating results of any acquired company or the combination of us and an acquired company may fall significantly short of projections.
     We may be unable to acquire companies that we identify as targets for various reasons, including:
•	our inability to interest such companies in a proposed transaction;

•	our inability to agree on the terms of an acquisition;

•	incompatibility between our management and management of a target company; and

•	our inability to obtain any required approvals of the holders of the Series E Convertible Preferred Stock, or our lender, or if required, the holders of our Common Stock.
     If we cannot consummate acquisitions on a timely basis or agree on terms at all, or if we cannot acquire companies with complementary technologies, products and/or services on terms acceptable to us, our future growth may be impaired.
     Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.
     Since January 1, 2000, we have acquired three companies; Switchboard Apparatus, Great Lakes Controlled Energy and Maximum Performance Group, Inc., one of which (Switchboard Apparatus) we subsequently sold and we have recently signed a letter of intent to sell Great Lakes. Our future growth may depend, in part, upon our ability to successfully identify, acquire and operate other complementary businesses. We may encounter problems associated with such acquisitions, including the following:
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
     If our products do not achieve or sustain market acceptance, our ability to compete will be adversely affected.
     To date, we have not sold our EnergySaver or eMAC product lines or any other products in very large quantities and a sufficient market may not develop for them. Significant marketing will be required in order to establish a sufficient market for these products. The technology underlying our products may not become a preferred technology to address the energy management needs of our customers and potential customers. Failure to successfully develop, manufacture and commercialize products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in the energy management market or to survive as a business.
     Failure to meet customers’ expectations or deliver expected technical performance could result in losses and negative publicity.
     Customer engagements involve the installation of energy management equipment that we design to help our clients reduce energy/power consumption. We rely on outside contractors to install our EnergySaver and eMAC products. Any defects in this equipment and/or its installation or any other failure to meet our customers’ expectations could result in:
•	delayed or lost revenues due to adverse customer reaction;

•	requirements to provide additional products, replacement parts and/or services to a customer at no charge;

•	negative publicity regarding us and our products, which could adversely affect our ability to attract or retain customers; and

•	claims for substantial damages against us, regardless of whether we have any responsibility for such failure.
     If sufficient additional funding is not available to us, the commercialization of our products and our ability to grow is likely to be hindered.
     Our operations have not generated positive cash flow since the inception of the Company in 1997. We have funded our operations through the issuance of common and preferred stock and secured debt. Our ability to continue to operate until our cash flow turns positive may depend on our ability to continue to raise funds through the issuance of equity or debt. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products. If we should have to cease operations altogether, your investment is likely to be lost.
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
     If we receive additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our Common Stock. Depending on the terms, Common Stock holders may not have approval rights with respect to such issuances, although our Series E Convertible Preferred Stock may have such rights.

     Failure to effectively market our energy management products could impair our ability to sell significant quantities of these products.
     One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over competitive products. To do this, we will need to further develop our marketing and sales force. In addition to our internal sales force, we rely on third parties to market and sell our products. We currently maintain a number of relationships and have a number of agreements with third parties regarding the marketing and distribution of our EnergySaver products and depend to some degree upon the efforts of these third parties in marketing and selling these products. Maintenance of these relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The current contracts associated with certain of these relationships allow the distributors to terminate the relationship upon 30 days’ written notice. We recently terminated two distributors for failing to meet their sales quotas. Without these relationships, our ability to market and sell our EnergySaver products could be harmed and we may need to divert even more resources to increasing our internal sales force. If we are unable to expand our internal sales force and maintain our third party marketing relationships, our ability to generate significant revenues may be harmed.
     The distribution rights we have granted to third parties in specified geographic territories may make it difficult for us to grow our business in such territories if those distributors do not successfully market and support our products in those territories. We have in the past been, and may in the future be, involved in disputes with distributors that have distribution rights in specified geographic territories but are not achieving our goals. During 2000, we repurchased for cash and stock consideration the distribution rights from three distributors that were not meeting our sales goals. We recently settled a dispute with a former distributor to avoid the cost of further litigation. All of our distributors are currently in violation of their agreements with us for failing to meet their sales quotas. We may have to expend additional funds, incur debt or issue additional securities in the future to repurchase other distribution rights or pursue legal action to enforce our rights under distributor agreements that we have granted or may grant in the future.
     If we do not successfully compete with others in the very competitive energy management market, we may not achieve profitability.
     In the energy management market, we compete with other manufacturers of energy management products that are currently used by our potential customers. Many of these companies have substantially greater financial resources, larger research and development staffs and greater manufacturing and marketing capabilities than us. Our competitors may provide energy management products at lower prices and/or with superior performance. If we are unable to successfully compete with conventional and new technologies our business may be materially harmed.
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
     Our EnergySaver products are manufactured at our facilities. To be financially successful, we must manufacture our products, including our EnergySaver products, in substantial quantities, at acceptable costs and on a timely basis. While we have produced approximately 1,600 EnergySaver units over the past seven years, we have never approached what we believe is our production capacity. To produce larger quantities of our EnergySaver products at competitive prices and on a timely basis, we will have to further develop our processing, production control, assembly, testing and quality assurance capabilities. If our production requirements exceed our internal capacity we plan to contract with outside manufacturers to produce individual components and/or entire EnergySaver units. Since the manufacturing process that we are currently performing only involves the assembly of components manufactured by others, we believe there are many contract manufacturers located across the country that could assemble our EnergySaver product for us with relatively little lead time. We have had discussions with several potential contract manufacturers and they have produced units on a trial basis, but their ability to deliver significant quantities of product in a timely manner with acceptable quality is still unproven. We may be unable to manufacture our EnergySaver products in sufficient volume and may incur substantial costs and expenses in connection with manufacturing larger quantities of our EnergySaver products. If we are unable to make the transition to large-scale commercial production successfully, our business will be negatively affected. We could encounter substantial difficulties if we decide to outsource the manufacturing of our products, including delays in manufacturing and poor production quality.
Risks Related to Our Common Stock
Due to the current market price of our Common Stock, in conjunction with the fact that we are a relatively small company with a history of operating losses, the future trading market for our stock may not be active on a consistent basis, which may make it difficult for you to sell your shares.
     The trading volume of our stock in the future depends in part on our ability to increase our revenue and reduce or eliminate our operating losses, which should increase the attractiveness of our stock as an investment, thereby leading to a more liquid market for our stock on a consistent basis. If we are unable to achieve these goals, the trading market for our stock may be negatively affected, which may make it difficult for you to sell your shares. In addition, if we fail to continue to meet the American Stock Exchange’s requirements for continued listing we may be forced to move to the over-the-counter bulletin board, which may result in reduced liquidity and increased volatility for our stock. If an active and liquid trading market does not exist for our Common Stock, you may have difficulty selling your shares.
The need to raise additional capital will most likely be dilutive to our current stockholders and could result in new investors receiving rights that are superior to those of existing stockholders.
     Since September 2001, we have issued shares of our preferred stock (including shares issued as dividends) that as of March 15, 2006 are convertible into 22,912,400 shares of our Common Stock. These shares of preferred stock are currently accruing dividends at the rate of 6% per year, though prior to March 22, 2004 they were accruing at the rate of 10% per year. To date we have issued shares of convertible preferred stock in satisfaction of accrued dividends convertible into 8,383,410 shares of Common Stock. The preferred stockholders all have rights that are superior to the rights of our common stockholders, including:

•	a liquidation preference of $200 per share under our Series E Preferred (the only series of preferred which is currently outstanding);

•	special approval rights in respect of certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which will be senior to or equal to the rights of the Series E Preferred (other than to pay dividends on the Series E Preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

•	a conversion price that may be below the market price of our Common Stock;

•	the right to elect up to four directors;

•	the right to vote with the holders of Common Stock on an “as converted” basis on all matters on which holders of our Common Stock are entitled to vote, except (if more than 19,999 shares of Series E Preferred are outstanding) with respect to the election of directors or as otherwise provided by law;

•	a right of first offer on the sale of equity by the Company in a private transaction; and

•	anti-dilution protection that would adjust the conversion price on their preferred shares and the exercise price on their related warrants in the event we issue common equity at a price which is less than the conversion price or exercise price of their securities.
     These rights associated with our preferred stock are substantially different than the rights of our common stockholders and may materially decrease the value of our Common Stock.
Due to the concentration of holdings of our stock, four investors may be able to control matters requiring common stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our Common Stock.
     There are 51,475,066 shares of our Common Stock outstanding as of March 15, 2006, of which Joseph C. Marino beneficially owns approximately 13%, Richard Kiphart (our Chairman) beneficially owns approximately 16%, Security Benefit beneficially owns approximately 14% and Laurus Master Fund Ltd. (“Laurus”) beneficially owns approximately 15% (each of the aforementioned percentages includes stock options and warrants that are currently exercisable and in the case of Mr. Kiphart include stock issuable upon conversion of Series E Convertible Preferred Stock, and in the case of Laurus includes shares issuable upon conversion of convertible debt and the exercise of warrants which possess exercise caps that require 76 days notice prior to acquiring shares in excess of 4.99%). As a result of their significant ownership, Mr. Marino, Mr. Kiphart, Security Benefit and Laurus may have the ability to exercise a controlling influence over our business and corporate actions requiring common stockholder approval, including the election of our directors (other than those directors to be chosen by the holders of our preferred stock), a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our Common Stock. Also, in the event of a sale of our business, Mr. Marino, Mr. Kiphart, Security Benefit and Laurus could be able to elect to receive a control premium to the exclusion of other common stockholders.
     A significant percentage of the outstanding shares of our Common Stock, including the shares beneficially owned by Mr. Marino, Mr. Kiphart, Security Benefit and Laurus, can be sold in the public market from time to time, subject to limitations imposed by Federal securities laws, and in the case of Mr. Kiphart, by trading agreements entered into with us. The market price of our Common Stock could decline as a result of sales of a large number of our presently outstanding shares of Common Stock by Mr. Marino, Mr. Kiphart, Security Benefit, Laurus or other stockholders in the public market or due to the perception that these sales could occur. This could also make it more difficult for us to raise funds through future offerings of our equity securities or for you to sell your shares if you choose to do so.
     Provisions of our charter and by-laws, in particular our “blank check” preferred stock, could discourage an acquisition of our company that would benefit our stockholders.
     Provisions of our charter and by-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock have been issued and may be issued in the future without further stockholder approval and upon those terms and conditions, and having those rights, privileges and preferences, as our Board of Directors may determine (subject to certain approval rights of our Series E Preferred). The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock which is currently outstanding or which may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in pursuing possible additional equity financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock and discourage these investors from acquiring a majority of our Common Stock. In addition, the price that future investors may be willing to pay for our Common Stock may be lower due to the conversion price and exercise price granted to investors in any such private financing.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     Our headquarters and the EnergySaver system production facility are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters, manufacturing operations and warehouse. We acquired this facility in August 1998 with a combination of stock and cash. The cash portion of the purchase price was financed through a mortgage on the building. The mortgage was refinanced in December 2005, bears interest at the rate of prime (currently 7.50%) plus 0.5%, and is payable in monthly installments of $3,000 plus interest, until a final balloon payment which is due on February 2007. There is no penalty for prepayment of the mortgage. As of February 28, 2006, the outstanding principal amount of the mortgage was $556,000.
     On June 7, 2001, we acquired Great Lakes Controlled Energy Corporation (“Great Lakes”). Great Lakes currently operates its business from a facility located in Elk Grove Village, Illinois, which is approximately 10,000 square feet. In connection with our acquisition of Great Lakes, we entered into a three-year building lease beginning on the date of the acquisition. Effective June 7, 2004, the lease was extended through June 7, 2006. The building is owned by the former shareholders of Great Lakes, Eugene Borucki and Denis Enberg, both of whom are currently employed by the Company.
     On May 3, 2005, we acquired Maximum Performance Group, Inc (“MPG”). MPG currently leases a 2,800 square foot office in New York City and a 3,100 square foot office in San Diego, California. The New York office lease has a term of five years and will expire in September 2010. The San Diego lease expired during 2005 and is currently operating on a month to month basis with a 90 day termination notice requirement.
     We believe that the space and location of our current facilities in combination with the current and planned outsourcing of a portion of our manufacturing will be sufficient to reach a level of production projected for the current year.

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
Item 4. Submission of Matters to a Vote of Security Holders
     The Secured Convertible Term Loan entered into in November 2005 required the consent of the holders of our preferred stock, which were obtained in connection with the transaction.
     No other matters were submitted to a vote of security holders during the three months ended December 31, 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     Our common stock has traded since December 12, 2000 on the American Stock Exchange under the symbol “ELC.”
     The following table sets forth the quarterly high and low selling prices for our common stock as reported on The American Stock Exchange since January 1, 2004.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2004:
Fiscal Quarter Ended March 31, 2004	$2.47	$1.70
Fiscal Quarter Ended June 30, 2004	$2.08	$1.55
Fiscal Quarter Ended September 30, 2004	$1.93	$1.11
Fiscal Quarter Ended December 31, 2004	$1.42	$1.05

Fiscal Year Ended December 31, 2005:
Fiscal Quarter Ended March 31, 2005	$1.30	$0.86
Fiscal Quarter Ended June 30, 2005	$1.07	$0.81
Fiscal Quarter Ended September 30, 2005	$1.24	$0.67
Fiscal Quarter Ended December 31, 2005	$0.91	$0.50
Holders
     As of March 15, 2006, we had approximately 6,000 holders of record of our common stock and 51,475,066 shares of common stock outstanding.
Dividends
     For the three months ended December 31, 2005, we declared and paid the following dividends on our Convertible Preferred Stock:
•	On December 14, 2005, the Board of Directors authorized payment of dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending December 31, 2005 to shareholders of record of our Series E Convertible Preferred Stock as of December 31, 2005. The dividends were paid with 3,491 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock.
     For a further discussion regarding preferred stock dividends, see “Item 7 — Management’s Discussion and Analysis or Plan of Operations — Preferred Stock Dividends.”

     We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We may not pay cash dividends on any of our capital stock (other than the Series E Convertible Preferred Stock) without the consent of at least 66-2/3% of the Series E Convertible Preferred Stock, and the consent of our secured lender. See “Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
Recent Sales of Unregistered Securities
     During the twelve months ended December 31, 2005, we issued the securities listed below (in addition to those securities listed under the preceding “Dividends” and to those issuances which we have reported on Form 10-Q during the past year):
     In November 2005, we entered into a securities purchase agreement with Laurus Master Fund, Ltd. (“Laurus”) whereby we issued to Laurus a $5 million secured convertible term note and a warrant to purchase 2 million shares of our common stock at $1.16 per share anytime prior to November 22, 2012. The warrants were valued at $920,000 using a modified Black-Sholes option pricing model. The value of the warrants was recorded as a discount to the term loan and will be amortized over the term of the underlying debt utilizing the effective interest method.
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
ELECTRIC CITY CORP. AND SUBSIDIARIES
Selected Financial Data

	Year ended December 31,
	2005	2004	2003	2002 (1)	2001 (2)
Statement of Operations Data:
Revenue	$4,854,772	$2,412,635	$4,631,833	$5,534,522	$2,167,660

Cost of sales	4,489,227	2,302,104	4,441,687	5,339,352	1,943,895
Selling, general and administrative	6,450,836	4,643,203	4,290,078	6,043,585	8,170,351
Impairment loss	242,830	—	—	108,000	—

Operating loss	(6,328,121)	(4,532,672)	(4,099,932)	(5,956,415)	(7,946,586)

Other income (expense)	(544,617)	(626,690)	(355,359)	(33,615)	(3,401,494)

Loss from continuing operations	(6,872,738)	(5,159,362)	(4,455,291)	(5,990,030)	(11,348,080)

Loss from discontinued operations	—	—	(1,026,651)	(1,017,897)	(1,622,997)
Cumulative effect of accounting change	—	—	—	(4,103,872)	—

Net loss	(6,872,738)	(5,159,362)	(5,481,942)	(11,111,799)	(12,971,077)

Basic and diluted loss per common share from continuing operations	$(0.18)	$(0.25)	$(0.27)	$(0.33)	$(1.05)
Basic and diluted loss per common share	(0.18)	(0.25)	(0.30)	(0.49)	(1.10)

Weighted average common shares outstanding	47,859,964	39,901,387	33,761,489	31,213,165	30,048,043

Balance Sheet Data:
Cash and cash equivalents	$4,229,150	$1,789,808	$2,467,023	$1,555,904	$5,486,073
Working capital	646,483	263,304	2,050,157	3,546,270	7,470,046
Total assets	17,098,974	6,479,320	7,353,627	8,908,551	16,435,863
Long-term debt, including current portion	4,980,032	1,230,353	1,348,645	1,089,791	1,434,018
Total stockholders’ equity	4,377,637	1,780,271	3,040,932	4,284,291	12,456,833

(1)	In the year ended December 31, 2002, we adopted FAS 142 “Goodwill and Other Intangible Assets”, which required us to test our intangible assets for possible impairment. As a result of this testing we determined the goodwill associated with the Power Management segment was impaired and recorded a write-down of the asset in the amount of $4,103,872, which was reported as a cumulative effect of accounting change in 2002. For a further discussion of these items please refer to “Management’s Discussion and Analysis or Plan of Operation.”

(2)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which among other things provides that good will no longer be amortized, as a result the Company has not record any goodwill amortization beginning in 2002, whereas it recorded approximately $555,000 and $397,000 in 2001 and 2000, respectively.

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
     Revenue Recognition
     We recognize revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria is recorded as deferred revenue.

     Our MPG subsidiary often bundles contracts to provide monitoring services and web access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, we defer the revenue for the product and services and the cost of the equipment and installation and recognize them over the term of the monitoring contract. The monitoring contracts vary in length from 1 month to 5 years.
     We have entered into agreements in which we have contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, we install Energy Saver units at participating host locations, who are customers within the utility’s territory. The participating customer hosts receive the benefit of reduced utility costs through the operation of the units. We are able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies will pay us for the availability of this demand reduction and we recognize revenue under these contracts over the period for which the demand reduction is provided. Revenue of $15,781 was recognized from these contracts during the fourth quarter of 2005. No revenue was recognized under such contracts for the years ended December 31, 2004 and 2003. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and depreciated over the term these units will be used under the existing contracts.
     Profit Recognition on Long-Term Contracts
     We account for revenues on long-term contracts under the percentage of completion method in conjunction with the cost-to-cost method of measuring the extent of progress toward completion. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Prior to the second quarter of 2005, due to our limited experience estimating the profitability on our long-term contracts, we deferred all contract related profits (i.e. assumed zero profit) until completion of the contract when the actual profit on the contract was known. Starting in the second quarter of 2005 we began recognizing contract related profits based on the projected profits for the contract, consistent with the AICPA’s Statement of Position 81-1 (SOP 81-1).
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and our historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customer’s ability to pay are incorrect, additional allowances may be required. During 2005, we increased our allowance by $97,000 and wrote-off $13,000. As of December 31, 2005 our allowance for doubtful accounts was approximately $325,000, or 15.7% of the outstanding accounts receivable.
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

     Goodwill
     We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than value based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. As part of our 2003 and 2004 year-end assessment, we updated our long-term projections for the building automation and controls business and estimated the fair value based on the discounted current value of the expected future cash flows. We then compared the implied fair value of the goodwill to its carrying value and determined that the value of the goodwill was not impaired. In February 2006 we signed a non-binding letter of intent to sell Great Lakes Controlled Energy. To determine if our goodwill would be impaired as a result of the expected sale, we compared the carrying value of the goodwill related to Great Lakes to the expected sale price of the business and determined that the goodwill is impaired. As a result we have recorded an impairment loss as of December 31, 2005 of $242,830. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.
Material Trends and Uncertainties
     From time to time changes occur in our industry or our business that makes it reasonably likely that aspects of our future operating results will be materially different than historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. We attempt to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect the Company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.
     The trends, events, and uncertainties set out in the remainder of this section have been identified as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results. These trends, events and uncertainties include:
     Changes in our senior management and on our Board of Directors. In January 2006, our Chief Executive Officer for the past six years, Mr. John Mitola, resigned and was replaced by one of our Board members, Mr. David Asplund. At approximately the same time, Mr. Robert Manning, the Chairman of our Board of Directors for the past 5-1/2 years announced his retirement. Mr. Manning’s seat on the Board of Directors was filled by Mr. Richard Kiphart, an investor in the Company, and Mr. Kiphart was also elected to serve as our Chairman until our next meeting of stockholders. We also recently added Messrs. Daniel Parke, William Carey and Gregory Barnum to our Board of Directors. These changes in our Senior Management and Board of Directors may result in changes to our business plan, such as the planned sale of Great Lakes Controlled Energy. The disposal of this business will result in a reduction in revenue and could result in a charge to earnings during 2006. The Building Automation Controls business was responsible for approximately 25% of our 2005 revenue and posted an operating loss of $305,497 during 2005, including a $242,830 charge related to the impairment of goodwill and the allocation of corporate overhead. This business was expected to record revenue of approximately $2 million during 2006 and little to no operating profit.
     The acquisition of Maximum Performance Group. In May of 2005 we acquired Maximum Performance Group, Inc. (“MPG”), the manufacturer of the eMAC line of HVAC and lighting controllers. MPG was responsible for approximately 20% of our consolidated revenue for 2005 and 33% of our operating loss. We believe that MPG has the potential for significantly better performance in future periods and that the 2005 results were heavily influenced by disruptions related to the acquisition and integration with Electric City. MPG’s products have historically had margins that are generally better than those of our existing businesses, therefore we believe its profitability should improve with increases in revenue. We recently announced new contracts at MPG that should contribute to improved results during 2006.
     Customer concentrations. We have historically relied on a small number of customers each year for a significant portion of our revenue. Seldom has a customer that represented 10% or more of our revenues in one year also represented more than 10% of our revenue in the following year. This means that we have had to find major new customers each year to replace major customers whose needs have been satisfied from the prior year. We hope that some of the changes that we are currently implementing to our sales strategy will decrease our dependence on large customers, thereby diversifying our customer base and reducing the risk of associated with having to replace a customer once we have completed our contract with them. We believe that the monitoring services MPG sells will also help to mitigate this risk because they represent a base of recurring contract revenue. While this monitoring revenue only represented approximately 10% of our 2005 consolidated revenue, we believe it will continue to grow with the continued sale of eMACs.
Results of Operations
     During the twelve-month period ended December 31, 2005, we incurred a net loss of $6.9 million and used $7.0 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent registered public accounting firm modified their opinion on our December 31, 2005 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for 2006 and for future growth. Our efforts to raise additional capital are discussed below.
     Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Electric City’s sales are generated from the sale of products and services, primarily in the U.S. One customer accounted for approximately 30% of our consolidated billing during the year ended December 31, 2005 and two customers collectively accounted for 57% of our consolidated revenue during the year ended December 31, 2004.
     Our cost of goods sold consists primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facility, charges from the contract manufacturer that manufactures the eMAC line of controllers, charges from outside contractors used to install our product in our customers’ facilities, depreciation, charges for potential future warranty claims and royalty costs related to EnergySaver sales.

     Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally our proprietary products have a higher gross profit margin than products and services that we purchase and resell.
     A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have never fully utilized the manufacturing capacity of our facilities and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase. In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySavers of approximately $15 million to $20 million without a significant additional investment in fixed assets. It is our intent to outsource manufacturing to third party contract manufacturers once we approach the capacity of our current facility.
     Selling, general and administrative (“SG&A”) expenses include the following components:
•	direct labor and commission costs related to our employee sales force;

•	expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and the cost of non-manufacturing utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses;

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.
     Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, convertible term loans, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of debt discount and deferred financing costs. The debt discount includes the fair value of the warrants issued to Laurus Master Fund in 2003 and 2005, as well as the value of the beneficial conversion feature attributed to the Convertible Term Loan which we entered into in 2003.
Twelve-Month Period Ended December 31, 2005 Compared With the Twelve-Month Period Ended December 31, 2004
     Revenue. Our revenue increased $2,442,137, or 101.2% to $4,854,772 during the year ended December 31, 2005 from $2,412,635 during the year ended December 31, 2004. Approximately $950,000 or 39% of the increase was due to the acquisition of Maximum Performance Group in May 2005. EnergySaver related sales increased approximately $1,700,000 during 2005 over the year earlier period as the result of increased EnergySaver sales. Unit sales of EnergySavers increased 198% from 67 units in 2004 to 200 units in 2005. One customer was responsible for a significant portion of this increase. We are continuing to ship product to this customer into 2006, but at a reduced level. Approximately $325,000 of the increase in revenue was due to a short term utility consulting project completed in May 2005. Revenue for 2005 also included VNPP curtailment services of approximately $16,000. We hope to see continued improvement in EnergySaver and eMAC sales as a result of a recent restructuring of our sales strategy that places an increase emphasis on commercial sales. We expect a decline in revenue if we close on the sale of our Building Automation Control business, but we expect this to be at least partially offset by a full year of MPG revenue.

     Gross Profit. Our consolidated gross profit increased $255,014, or 231% in 2005 to $365,545 from $110,531 and our gross profit margin improved to 7.5% in 2005 from 4.6% in 2004. The increase in gross profit was due to recognition of profit on a building automation control project that was completed during the first quarter; to a consulting assignment completed in May 2005 by the Energy Technology segment; and to improved margins on EnergySaver sales primarily as the result of increased volume. The profit on the building automation control project and the consulting assignment are not likely to be repeated in future periods. Our margins on EnergySaver and eMAC sales are expected to improve during 2006 as sales of these products increase.
     SG&A Expenses. Selling, general and administrative expenses increased $1,807,633 or 38.9% to $6,450,836 during 2005 from $4,643,203 in 2004. The acquisition and integration of Maximum Performance Group in May 2005 was responsible for approximately $1,840,000 of the increase. We expect SG&A to increase moderately during 2006 as the result of a full twelve months of expense from Maximum Performance Group and the implementation of FAS 123 (R) which requires that we expense employee options beginning in the first quarter of 2006.
     Impairment Loss. We incurred an impairment loss of $242,830 during 2005 related to the reduction in carrying value of goodwill associated with the acquisition of Great Lakes Controlled Energy. In February 2006 we signed a non-binding letter of intent to sell Great Lakes Controlled Energy. We compared the carrying value of the goodwill related to Great Lakes to the expected sale price of the business and determined that the goodwill was impaired. As a result we recorded an impairment loss as of December 31, 2005 of $242,830. There was no impairment loss recorded in 2004.
     Other Non-Operating Income (Expense). Other non-operating expense is comprised of interest expense and interest income. Interest expense declined $45,841 to $603,354 during 2005 from $649,195 during 2004. Amortization of the deferred issuance costs and debt discount related to the Laurus revolver and convertible term loans, which are included in interest expense, declined $409,026 to $165,411 for 2005 from $574,437 during 2004. The deferred issuance costs and debt discount are being amortized using the effective interest method, thus decline as the outstanding balance on the related term loan is repaid or converted. During January 2004, Laurus converted a portion of its term loan resulting in accelerated recognition of $193,000 in amortization expense. No such conversions occurred during 2005. Other interest expense increased $203,149 primarily as a result of borrowings under the revolver, a new $5,000,000 term loan entered into in late November 2005, and higher interest rates. There were no borrowings under the revolver during 2004. During the second quarter of 2005 we issued a 5 year warrant to purchase 400,000 shares of our common stock at $1.00 per share to Laurus in exchange for its consent and waiver to permit us to complete a sale of common stock and warrants to a group of investors for gross proceeds of $5,625,000 and to acquire MPG. This warrant was valued at $160,000 using a modified Black-Sholes option pricing model and the value was charged to interest expense during the period. Interest income increased $36,232 to $58,737 during 2005 from $22,505 earned in 2004. The increase in interest income was due to higher average invested cash balances and increases in the interest rates paid on the invested balances.

     Preferred Stock Dividends. The dividend expense recognized during 2005 and 2004 was comprised of the following:

Year ended December 31,	2005	2004

Accrual of dividend on Series A Convertible Preferred	$—	$540,705

Accrual of Series C Preferred dividend	—	53,206

Accrual of Series D Preferred dividend	—	35,932

Accrual of Series E Preferred dividend	1,366,900	1,006,937

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction preferred dividends	—	1,127,021

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	1,860,458

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	15,000

Deemed dividend associated with change in the exercise price of warrants to purchase shares of common stock	484,455	—

Total	$1,851,345	$4,639,259

     Our dividend expense for 2005 declined $2,787,914 or 60.1% to $1,851,345 from $4,639,259 in 2004. We accrued dividends of $1,366,900 and $1,636,780 on our Convertible Preferred Stock during 2005 and 2004, respectively. This decline in accrued dividends was the result of the reduction in the number of preferred shares outstanding and a reduction in the dividend rate that resulted from the redemption and exchange effected in March 2004. The dividends accrued during 2005 and 2004 were satisfied through the issuance of 13,669 shares of preferred stock (convertible into 1,366,900 shares of common stock) and 16,368 shares of preferred stock (convertible into 1,636,800 shares of common stock), respectively. We were required to recognize a non-cash deemed dividend of $1,127,021 during 2004 due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the date of issue.
     On April 28, 2005 we issued to five (5) institutional investors, for an aggregate gross purchase price of $5,625,000, 6,250,000 shares of the Company’s common stock and 42 month warrants to purchase 3,125,000 additional shares of common stock at $1.05 per share. Due to the sale price of the securities issued as part of this transaction we were required to adjust the exercise price on warrants to purchase 5,054,830 shares if its common stock held by two investors who had participated in earlier equity offerings. The exercise prices on these warrants were reduced from $2.42 and $1.00, respectively to $0.90. We compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, through the use of a modified Black-Sholes option pricing model, and determined that the reduction in the exercise price had increased the value of the warrants by $484,445. Since these warrants were issued as part of a security offering the increase in value is considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
     As part of the redemption and exchange completed in March 2004, shares of old preferred stock were exchanged for shares of the new Series E preferred stock at the rate of 10 shares of old preferred for each share of new Series E preferred stock. Additionally, each share of old preferred stock was convertible into 10 shares of common stock, whereas each share of new Series E convertible preferred stock is convertible into 100 shares of common stock. Despite the fact that we believe the redemption and exchange transaction was favorable for the Company and its common stockholders (see note 17(k) to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the old preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the old preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the shares of the old preferred stock were originally issued.
     We also incurred a $15,000 deemed dividend during 2004 when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from September 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange more time to exercise their warrants without violating the short swing trading rules of section 16(b) of the Securities Act of 1934 or our insider trading policy which prohibits the trading of our securities during certain blackout periods prior to the filing of our financial statements.
     As is more fully described in Note 17(k) to our financial statements, we completed a redemption and exchange offering on March 22, 2004 in which we redeemed 538,462 shares of our outstanding Series A, Series C and Series D Convertible Preferred Stock (the “Old Preferred”), and exchanged the remaining 2,104,509 shares of Old Preferred into 210,451 shares of a new Series E Convertible Preferred Stock at the rate of 10 shares of Series E Convertible Preferred Stock for each share of Old Preferred. The Old Preferred Stock carried a dividend rate of 10% payable at the Company’s election in cash or in additional shares of Preferred Stock during the first three years following issuance. After the third anniversary of issuance we were required to pay all dividends in cash and the dividend rate was to increase by 1/2% every six months until it reached 15%, where it would remain until the shares were converted or redeemed. The Series E Preferred carries a 6% dividend that is payable at the Company’s election in cash or additional shares of Series E Preferred for as long as the shares remain outstanding. The reduction in the number of outstanding shares of preferred stock, in combination with the reduction in the dividend rate, significantly reduces the dilutive effect of the payment-in-kind dividend on our preferred stock in periods after March 22, 2004.

Twelve-Month Period Ended December 31, 2004 Compared With the Twelve-Month Period Ended December 31, 2003
     Revenue. Our revenue declined $2,219,198 or 47.9% to $2,412,635 during the year ended December 31, 2004 from $4,631,833 during the year earlier period. Revenue from the sale of EnergySaver related products and services declined $1,330,467 or 64.5% to $733,630 from $2,064,097 in 2003. Energy Saver unit sales declined 69.1% from 217 units in 2003 to 67 units during 2004 (excluding units shipped under the ComEd VNPP program). The decline in EnergySaver related revenue was directly attributable to our decision to focus on utility programs such as the ComEd and Pacificorp VNPP programs, rather than on commercial sales as we had in past years. As of December 31, 2004, we had shipped 89 EnergySavers to 52 customer hosts under the ComEd program, but we had not recognized revenue related to this program pending completion of an amendment to the existing agreement with ComEd. This amendment was never completed due to a delay in approval of regulatory changes necessary to implement portions of the amendment.
     The ComEd VNPP is structured as a service agreement with a 13 year term in which Electric City will provide up to 50 MWs of curtailment capacity to ComEd at a fixed price per kilowatt of installed capacity, payable quarterly in arrears whether the capacity is used or not as the capacity is installed. We will recognize revenue and expense under the ComEd program over the life of the contract. The PacifiCorp program is similar to the existing ComEd contract, as a result revenue and expenses will be recognized over the 10-year term of the contract. Both contracts are structured such that there are no penalties for delivering less than the targeted curtailment capacities, but we will only be compensated for the actual capacity delivered.
     Revenue at our building automation and controls segment declined 34.9% to $1,705,341 in 2004 from $2,618,486 in 2003. Revenue in this segment is recognized as work is completed and material is delivered to the job site, thus will vary based on the level of activity during a particular period. This segment completed two of the five long-term projects it was working on during the fourth quarter of 2003, one during the first quarter of 2004 and another during the fourth quarter of 2004. The last of the five long term projects was completed during the first quarter of 2005.
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
     SG&A Expenses. Selling, general and administrative expenses increased $353,125 or 8.2% to $4,643,203 in 2004 from $4,290,078 in 2003. The increase in SG&A expense was primarily due to legal costs related to an arbitration we were involved in with a dealer which contributed to a $640,000 increase in legal expenses during 2004. If it were not for this legal expense our SG&A would have declined year over year as a result of reductions in labor costs, sales commissions to third party dealers and distributors and travel and entertainment expenses. The dealer arbitration was settled in February 2005.
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

     Our dividend expense for 2004 declined $178,658 or 3.7% to $4,639,259 from $4,817,917 for 2003. We accrued dividends of $1,636,780 and $2,551,379 on our Convertible Preferred Stock during 2004 and 2003, respectively. This decline in accrued dividends was the result of the reduction in the number of preferred shares outstanding and a reduction in the dividend rate that resulted from the redemption and exchange effected in March 2004. Also contributing to the decline was a reduction in the number of preferred shares outstanding resulting from the voluntary conversion of shares of preferred stock into 1,956,700 shares of common stock. The dividends accrued during 2004 and 2003 were satisfied through the issuance of 16,368 shares of preferred stock (convertible into 1,636,800 shares of common stock) and 255,138 shares of preferred stock (convertible into 2,551,380 shares of common stock), respectively. We were required to recognize non-cash deemed dividends of $1,127,021 and $1,879,554 during 2004 and 2003, respectively, due to the fact that the conversion price on these dividend shares was lower than the market price of our common stock on the date of issue. As part of the redemption and exchange completed in March 2004, shares of old preferred stock were exchanged for shares of the new Series E preferred stock at the rate of 10 shares of old preferred for each share of new Series E preferred stock. Additionally, each share of old preferred stock was convertible into 10 shares of common stock, whereas each share of new Series E preferred stock is convertible into 100 shares of common stock. The decline in this deemed dividend is primarily the result of the reduction in the difference between the market price of our common stock and the conversion price of the dividend shares on the date of issuance of these dividend shares. In addition, despite the fact that we believe the redemption and exchange transaction was favorable for the Company and its common stockholders (see note 17(k) to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the existing preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the shares of the old preferred stock were originally issued. We also incurred a $15,000 deemed dividend during 2004 when we agreed to extend the expiration date on warrants to purchase shares of our Series E Convertible Preferred stock from September 30, 2004 to December 31, 2004. We agreed to extend these warrants to permit holders who participated in the redemption and exchange more time to exercise their warrants so that if they chose to exercise they could do so without violating the short swing trading rules of section 16(b) of the Securities Act of 1934 or our insider trading policy which prohibits the trading of our securities during certain blackout periods prior to the filing of our financial statements. Dividend expenses for 2003 also included $386,984 of non-cash deemed dividends associated with the issuance of the Series D Convertible Preferred stock. Again this was due to the fact that the conversion price on the Series D was lower than the market price when the shares of Series D were issued.
Liquidity and Capital Resources
     During the twelve-month period ended December 31, 2005 we incurred a net loss of $6.9 million and used $7.0 million of cash for operating activities. Primarily as a result of our continuing losses and lack of liquidity our independent registered public accounting firm modified their opinion on our December 31, 2005 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for 2006 and for future growth. Our efforts to raise additional capital are discussed below.
     As of December 31, 2005, we had cash and cash equivalents of $4,229,150, compared to cash and cash equivalents of $1,789,808 on December 31, 2004. Our contractual obligations as of December 31, 2005 totaled $6,774,599, as detailed below.
     The Company’s principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing contract manufacturing, accounting, legal, engineering and electrical contracting services, and the funding of inventory and accounts receivable, and capital expenditures. The

Company has financed its operations since inception primarily through the private placement of its common and preferred stock, as well as through various forms of secured debt.
     The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Year ended December 31	2005	2004	2003

Net cash used in operating activities	$(6,956,642)	$(4,039,058)	$(2,830,117)
Net cash provided by (used in) investing activities	(2,181,846)	(149,603)	896,728
Net cash provided by financing activities	11,577,830	3,511,446	2,844,508

Net Increase (Decrease) in Cash and Cash Equivalents	2,439,342	(677,215)	911,119
Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023	1,555,904

Cash and Cash Equivalents, at end of period	$4,229,150	$1,789,808	$2,467,023

2005 Compared to 2004
     Net cash increased $2,439,342 during the year ended December 31, 2005, while net cash declined $677,215 during the year ended December 31, 2004.
Operating Activities
     The cash consumed by operating activities increased $2,917,584 or 72.2% to $6,956,642 during the twelve-month period ended December 31, 2005 as compared to consuming $4,039,058 during the twelve-month period ended December 31, 2004. The loss from operations was the primary contributor to the cash consumed in operating activities in both years. The increase in cash consumed in operating activities in 2005 was largely the result of the acquisition of Maximum Performance Group in May 2005, which consumed approximately $2.5 million of cash for operating activities. Most of the remaining increase was related to a decline in accounts payable at our other companies, meaning that we used cash to pay down such payables.
Investing Activities
     Investing activities consumed $2,181,846 in 2005, and increased $2,032,243 from the $149,603 consumed in 2004. During 2005 we used $1,632,972 for the acquisition of Maximum Performance Group, including $1,632,078 paid to the selling shareholders, and $137,386 of transaction costs less cash acquired of $136,492. We also invested $478,249 in VNPP assets and purchased furniture, equipment and vehicles totaling $70,625 during 2005. During 2004 we invested $135,512 in VNPP assets and $14,091 in manufacturing and office equipment.
Financing Activities
     Financing activities generated $11,577,830 during the year ended December 31, 2005 as compared to generating $3,511,446 during the year ended December 31, 2004. In April of 2005, we raised $5,625,000 through the private placement of 6,250,000 shares of our common stock. We incurred $211,787 in expenses related to this issuance. In November of 2005 we borrowed $5 million under a secured convertible term loan and incurred $293,836 in expenses related to the transaction. During the year we also drew $2 million on our revolving line of credit and made scheduled payments of $385,000 on a term loan, $36,000 on our mortgage, $95,349 on amounts owed to the selling shareholders of Maximum Performance Group and approximately $25,000 on various auto loans and capitalized leases.
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
     During fiscal 2005, operating activities consumed cash of $7.0 million. We are in the process of implementing changes that we hope will reduce cash consumed by operating activities to a level of less than $3 million during 2006. We will also require cash during 2006 to satisfy scheduled debt amortization of approximately $659,000 and any required payments on our revolving credit line. In January 2006 we were required to repay approximately $872,000 on the revolving credit line due to the decline in our borrowing base. We may be required to make additional repayments if our borrowing base declines further. Conversely, we will be able to re-borrow on the revolving line of credit if our borrowing base increases. In order to assure adequate liquidity throughout 2006, we plan to attempt to raise an additional $3 to $5 million through a private placement of our equity, though there is no assurance that we will be successful in raising this additional capital.
     We currently have a $2 million secured convertible working capital line with Laurus Master Fund, Ltd. (“Laurus”). As of December 31, 2005 we had borrowed the $2,000,000 available under the facility. The shift in our focus during 2003 and 2004 away from commercial sales to utility programs resulted in a significant reduction in the amount of receivables generated. As of December 31, 2004 eligible receivables would have supported borrowings of approximately $89,000 under the facility. To address the problem created by our low borrowing base, we negotiated an amendment to the Laurus credit facility in February 2005, which among other things granted us an overadvance on the working capital line though December 2005. On February 28, 2005 we borrowed the full $2 million available under the facility without the requirement that we have eligible receivables to support the advance. As of December 31, 2005 when the overadvance period ended, it was determined that we only had eligible receivables to support borrowings of $1,128,248 under the facility, as a result we repaid $871,752 on the line in January 2006. We can re-borrow any portion of this repayment if our borrowing base increases in future periods. For a more detailed description of this credit facility and the amendment, please see note 10 of our consolidated financial statements.
     Our ability to continue the development, manufacturing and expansion of sales of our products, including the EnergySaver, the GlobalCommander and the eMAC, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins on our products.

     During the last five fiscal years we have raised net proceeds of $34.0 million through the issuance of shares of our common and preferred stock and notes, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. As of December 31, 2005 our cash balance was $4,229,150. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2006:
•	Focus on increasing the commercial sales of our products. Key to this strategy is the integration of the Electric City and MPG sales forces with the intent that the integrated sales force will sell all of our products to current, prior and future customers. We believe that this change will increase our base of commercial opportunities and allow us to offer a broader array of energy solutions to our customers thereby increasing the value of each customer relationship. This reorganization of our sales staffs will involve the cross training of all of our sales people in the sale of the EnergySaver, eMAC and other energy conservation products and services. We also plan to hire additional sales people in an attempt to expand our commercial sales efforts.

•	Expand and improve the product line through internal development or acquisition. An expanded product line would allow us to offer additional solutions to our customers, thereby increasing the value of each customer relationship.

•	Aggressively manage our costs in order to conserve cash. We made some progress in reducing our costs during the last several years, but we plan to focus on eliminating redundant operations and leveraging the synergies available as a result of the acquisition of MPG to further reduce our costs.

•	Sell our Building Automation Controls business. The sale of this business will allow us to focus exclusively on the sale of our Energy Technology products and services and will reduce the cash consumed in future periods.

•	Secure additional capital to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.
     We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage in the latter half of 2006 which could force us to scale back our growth plans, or in the worst case cease operations.
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

Contractual Obligations
     Our obligations to make future payments under contracts as of December 31, 2005 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt (1)	$5,873,702	$654,695	$1,578,657	$3,640,350	$—
Capital leases	4,739	4,386	353	—	—
Operating leases	371,158	113,553	134,506	123,099	—
Employment agreements	525,000	225,000	300,000	—	—

Total	$6,774,599	$997,634	$2,013,516	$3,763,449	$—

(1)	Excludes floating rate interest on the long-term debt. Interest payments required during 2006, based on current interest rates, are projected to be $515,000.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in our first quarter of fiscal 2006. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined the impact that this Statement will have on our results of operations or financial position. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. We will consider SAB 107 during implementation of SFAS 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A. Quantitative and Qualitative Disclosures
     The only significant exposure the Company has to market risk is the risk of changes in market interest rates. The interest rates on the Company’s debt facilities are variable and change with changes in the prime rate. The interest rates on the Company’s convertible term loans floats at between 1.75% and 2.00% over the prime rate, subject to floors of between 6.0% and 6.75%. The interest rate on our revolving loan is equal to prime plus 1.75%. The interest rate on the Company’s mortgage is equal to the prime rate plus 1/2%. As of December 31, 2005, the prime rate was 7.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage, term loans and revolving loan would increase by approximately $80,000.
Item 8. Financial Statements and Supplemental Data
Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm

F-2 — F-3	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

F-4	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

F-6 — F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003

F-8 — F-40	Notes to Consolidated Financial Statements

F-41	Schedule II, Valuation and Qualifying Accounts
Item 9 Change in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
(a)	Explanation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective.
(b)	Changes in internal controls. During the fourth quarter of 2005 there were no change in the Company’s internal controls or in other factors which materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
     Information regarding the Company’s equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled “Executive Compensation “ in the Proxy Statement, which information is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The information required by this item is included in Item 8 of Part II of this report.

(a)(2)	Financial Statement Schedule

The information required by this item is included in Item 8 of Part II of this report.

(a)(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit
Number	Description of Exhibit
2.01 (15)	Agreement and Plan of Merger, dated as of April 29, 2005, by and among Electric City Corp., MPG Acquisition Corporation, and Maximum Performance Group, Inc.

3.01 (1)	Certificate of Incorporation

3.02 (1)	By-laws

3.03 (4)	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.

3.04 (4)	Bylaws, as amended

3.05 (5)	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2002.

3.06 (10)	Charter of Audit Committee, as restated.

3.07 (10)	Charter of Governance and Nominating Committee

3.08 *	Certificate of Amendment to Certificate of Incorporation, dated May 4, 2005.

4.01(2)	Specimen Stock Certificate

4.02 (3)	2001 Stock Incentive Plan

4.03 (9)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series E Convertible Preferred Stock Of Electric City Corp.

4.04 (9)	Amended and Restated Investor Rights Agreement, dated as of March 19, 2004 made by and among Electric City Corp. and Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

Exhibit
Number	Description of Exhibit

4.05 (9)	Amended And Restated Stockholders Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.06 (9)	Amended And Restated Stock Trading Agreement dated as of March 19, 2004 made by and among Electric City Corp., Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.07 (11)	Amended and Restated Directors’ Stock Option Plan

4.08 (14)	Form of Common Stock Warrant Used to Pay Certain Vendors

4.09 (14)	Form of Common Stock Warrant (with Cashless Exercise Provision) Used to Pay Certain Vendors

4.10 (15)	Form of Common Stock Warrant, With Vesting Period issued April 28, 2005

4.11 (15)	Form of Common Stock Warrant, Without Vesting Period issued April 28, 2005

4.12 (15)	Stock Trading Agreement dated as of April 29, 2005

4.13 (16)	Warrant Certificate dated November 22, 2005 to Purchase 2,000,000 shares of common stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Laurus Master Fund, Ltd.

4.14 (16)	Registration Rights Agreement dated November 22, 2005 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.01(1)	Sales, Distribution and Patent License Agreement, dated January 1, 1998, by and between Giorgio Reverberi and Joseph C. Marino

10.02(1)	Sublicense Agreement, dated June 24, 1998, by and between the Electric City Corp. and Joseph C. Marino

10.03 (6)	Securities Purchase Agreement dated September 11, 2003 between Electric City Corp. and Laurus Master Fund, Ltd.

10.04 (6)	Convertible Term Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.05 (6)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.06 (6)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.07 (6)	Form of Secured Convertible Revolving Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.08 (6)	Security Agreement dated September 11, 2003 by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.09 (6)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.10 (9)	Securities Purchase Agreement dated March 19, 2004, between Electric City Corp. and Security Equity Fund, Mid Cap Value Series, SBL Fund, Series V, Security Mid Cap Growth And SBL Fund, Series J

Exhibit
Number	Description of Exhibit

10.11 (9)	Redemption and Exchange Agreement dated March 19, 2004, by and among Electric City Corp. and Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

10.12 (12)	Amendment to Convertible Term Note dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.13 (12)	Amendment to Security Agreement dated August 31, 2004 between Electric City Corp. and Laurus Master Fund, Ltd.

10.14 (13)	Amendment to Security Agreement and registration Rights Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

10.15 (13)	Form of Secured Convertible Revolving Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.16 (13)	Form of Secured Convertible Minimum Borrowing Note dated February 28, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.17 (13)	Security Agreement dated February 28, 2005 between Great Lakes Controlled Energy Corporation and Laurus Master Fund, Ltd.

10.18 (13)	Subsidiary Guarantee dated February 28, 2005 between Great Lakes Controlled Energy Corporation and Laurus Master Fund, Ltd.

10.19 (13)	Stock Pledge Agreement dated February 28, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

10.20 (15)	Securities Purchase Agreement dated April 28, 2005

10.21 (16)	Securities Purchase Agreement dated November 22, 2005, between Electric City Corp. and Laurus Master Fund, Ltd.

10.22 (16)	Convertible Term Note dated November 22, 2005, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.23 (16)	Master Security Agreement dated November 22, 2005, by and between Electric City Corp. and Laurus Master Fund, Ltd.

10.24 (16)	Subsidiary Guarantee dated November 22, 2005, between Great Lakes Controlled Energy Corporation, Maximum Performance Group, Inc., ELC VNPP Sub I, LLC and ELC VNPP Sub II, LLC and Laurus Master Fund, Ltd.

10.25 (16)	Limited Liability Company Agreement of ELC VNPP Sub I, LLC

10.26 (16)	Limited Liability Company Agreement of ELC VNPP Sub II, LLC

10.27 (16)	Bill of Sale and Debt Guaranty Agreement dated November 22, 2005, between Electric City Corp. and ELC VNPP Sub I, LLC

10.28 (16)	Stock Pledge Agreement dated November 22, 2005 between Electric City Corp. and Laurus Master Fund, Ltd.

10.29 (17)	Third Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 13, 2005 by Electric City Corp. and American Chartered Bank.

10.30 (17)	Amended and Restated Mortgage Note made and entered into on the 13th day of December 2005, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

Exhibit
Number	Description of Exhibit

10.31 *	Employment Agreement, dated as of May 3, 2005, between the Company and Leonard Pisano

10.32 (18)	Consulting agreement with John Mitola dated January 21, 2006

10.33(19)	Employment Agreement, dated as of January 23, 2006, between the Company and David Asplund

14.1(8)	Code of Ethics For Chief Executive Officer And Chief Financial Officer of Electric City Corp.

14.2 *	Code of Business Conduct And Ethics (All Officers, Directors and Employees)

21 *	List of subsidiaries

23.01*	Consent of BDO Seidman LLP with respect to the consolidated financial statements of Electric City Corp.

24	Power of Attorney (included on signature page hereto)

*Filed herewith

(1)	Incorporated herein by reference to Electric City Corp.’s registration statement on Form 10SB filed on September 9, 1999 (No. 000-2791).

(2)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-A filed with the SEC on December 8, 2000 (No. 0-2791).

(3)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 0-2791)

(4)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2001, filed April 15, 2002 (No. 0-2791).

(5)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2002, filed March 31, 2003 (No. 0-2791).

(6)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated September 11, 2003 filed with the SEC on September 16, 2003 (No. 0-2791).

(7)	Incorporated herein by reference to Electric City Corp’s registration statement on Form SB-2 filed October 20, 2003 (No. 333-109835).

(8)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2003, filed March 29, 2004 (No. 0-2791).

(9)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated March 19, 2004 filed with the SEC on March 23, 2004 (No. 0-2791).

(10)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed April 30, 2004 (No. 0-2791)

(11)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on May 13, 2004 (No. 0-2791).

(12)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated August 31, 2004 filed with the SEC on September 2, 2004 (No. 0-2791).

(13)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated February 28, 2005 filed with the SEC on March 4, 2005 (No. 0-2791).

(14)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-K for the year ended December 31, 2004, filed March 31, 2005, as amended April 14, 2005 (No. 0-2791).

(15)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated April 28, 2005 filed with the SEC on May 4, 2005 (No. 0-2791).

(16)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated November 22, 2005 filed with the SEC on November 30, 2005, as amended on February 9, 2006 (No. 0-2791).

(17)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated December 13, 2005 filed with the SEC on December 15, 2005 (No. 0-2791).

(18)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated January 22, 2006 filed with the SEC on January 26, 2006 (No. 0-2791).

(19)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated January 22, 2006 filed with the SEC on February 22, 2006 (No. 0-2791).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.
By:	/s/ David R. Asplund
David R. Asplund
Chief Executive Officer

March 21, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ David R. Asplund	March 21, 2006
David R. Asplund
Chief Executive Officer & Director (principal executive officer)

/s/ Jeffrey R. Mistarz	March 21, 2006
Jeffrey R. Mistarz
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY
     The undersigned hereby constitutes and appoints David Asplund and Jeffrey Mistarz, and each of them, as his true and lawful attorneys-in-fact and agents, jointly and severally, with full power of substitution and resubstitution, for and in his stead, in any and all capacities, to sign on his behalf this Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission and granting unto said attorneys-in-fact and agents, and each of them, jointly and severally, the full power and authority to do and perform each and every act and thing necessary or advisable to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, jointly or severally, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Asplund David Asplund	Chief Executive Officer	March 2, 2006

/s/ Jeffrey Mistarz Jeffrey Mistarz	Chief Financial Officer & Treasurer	March 2, 2006

/s/ Richard Kiphart Richard Kiphart	Chairman of the Board	March 7, 2006

/s/ John Bukovski John Bukovski	Director	March 2, 2006

/s/ Daniel Parke Daniel Parke	Director	March 7, 2006

/s/ Gerald Pientka Gerald Pientka	Director	March 16, 2006

/s/ Michael Stelter Michael Stelter	Director	March 2, 2006

/s/ David Valentine David Valentine	Director	March 3, 2006

Report of Independent Registered Public Accounting Firm
Electric City Corp.
Elk Grove Village, Illinois
We have audited the accompanying consolidated balance sheets of Electric City Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electric City Corp. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO SEIDMAN, LLP
Chicago, Illinois
March 11, 2006

Electric City Corp.
Consolidated Balance Sheets

December 31,	2005	2004

Assets

Current Assets
Cash and cash equivalents	$4,229,150	$1,789,808
Accounts receivable, less allowance for doubtful accounts of $325,000 and $199,000 at December 31, 2005 and 2004, respectively	1,747,019	1,067,104
Inventories (Note 6)	1,457,789	1,029,645
Advances to suppliers	324,677	—
Costs and estimated earnings in excess of billings on uncompleted contracts	28,462	—
Prepaid expenses and other	207,480	90,727

Total Current Assets	7,994,577	3,977,284

Net Property and Equipment (Note 7)	2,514,196	1,985,561

Deferred Financing Costs, net of amortization of $680,100 and $586,326 at December 31, 2005 and 2004, respectively (Note 11)	299,964	99,902

Intangibles, net of amortization of $471,765 (Note 4)	1,960,835	—

Cost in Excess of Assets Acquired	4,329,402	416,573

	$17,098,974	$6,479,320

Electric City Corp.
Consolidated Balance Sheets

December 31,	2005	2004

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit (Note 10)	$2,000,000	$—
Notes payable (Note 12)	150,000	—
Current maturities of long-term debt (Notes 11 and 12)	651,313	424,451
Accounts payable	913,369	1,284,421
Accrued expenses (Note 8)	1,228,765	567,689
Deferred revenue	984,728	437,419
Customer deposits	1,419,919	1,000,000

Total Current Liabilities	7,348,094	3,713,980

Deferred Revenue	1,044,524	179,167

Long-Term Debt, less current maturities net of unamortized discount of $898,409 and $50,048 as of December 31, 2005 and 2004, respectively (Notes 11 and 12)	4,328,719	805,902

Total Liabilities	12,721,337	4,699,049

Commitments (Note 14 and 16)

Stockholders’ Equity (Notes 17, 18 and 19)
Preferred stock, $.01 par value; 5,000,000 shares authorized, Series E —236,254 and 224,752 issued and outstanding as of December 31, 2005 and December 31, 2004, respectively (liquidation value of $47,250,800 and $44,950,400 at December 31, 2005 and December 31, 2004, respectively)	2,363	2,248
Common stock, $.0001 par value; 200,000,000 shares authorized, 50,797,024 and 41,612,610 issued as of December 31, 2005 and December 31, 2004, respectively	5,081	4,163
Additional paid-in capital	64,768,814	55,299,743
Accumulated deficit	(60,398,621)	(53,525,883)

Total Stockholders’ Equity	4,377,637	1,780,271

	$17,098,974	$6,479,320

See accompanying notes to consolidated financial statements.

Electric City Corp.
Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Revenue	$4,854,772	$2,412,635	$4,631,833

Expenses
Cost of sales	4,489,227	2,302,104	4,441,687
Selling, general and administrative	6,450,836	4,643,203	4,290,078
Impairment loss	242,830	—	—

	11,182,893	6,945,307	8,731,765

Operating loss	(6,328,121)	(4,532,672)	(4,099,932)

Other Income (Expense)
Interest income	58,737	22,505	10,329
Interest expense	(603,354)	(649,195)	(365,688)

Total other income (expense)	(544,617)	(626,690)	(355,359)

Loss from continuing operations before discontinued operations	(6,872,738)	(5,159,362)	(4,455,291)

Discontinued Operations:
Loss from operation of discontinued business	—	—	(262,503)
Loss on disposal of switchgear business	—	—	(764,148)

Loss from discontinued operations	—	—	(1,026,651)

Net Loss	(6,872,738)	(5,159,362)	(5,481,942)

Preferred Stock Dividends (Note 18)	(1,851,345)	(4,639,259)	(4,817,917)

Net Loss Available to Common Shareholders	$(8,724,083)	$(9,798,621)	$(10,299,859)

Basic and diluted loss per common share from continuing operations	$(0.18)	$(0.25)	$(0.27)

Discontinued operations	—	—	(0.03)

Basic and Diluted Loss Per Common Share	$(0.18)	$(0.25)	$(0.30)

Weighted Average Common Shares Outstanding	47,859,964	39,901,387	33,761,489

See accompanying notes to consolidated financial statements.

Electric City Corp.
Consolidated Statements of Stockholders’ Equity

			Series A	Series A	Series C	Series C	Series D	Series D	Series E	Series E	Additional			Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Stock	Equity

Balance, December 31, 2002	32,283,335	$3,229	2,171,192	$21,712	211,643	$2,116	—	$—	—	$—	$47,150,313	$(42,884,579)	$(8,500)	$4,284,291

Issuance of common stock (net of offering costs of $154,790)	1,815,125	182	—	—	—	—	—	—	—	—	1,514,944	—	—	1,515,126
Issuance of Series D Convertible Preferred Stock for cash (net of offering costs of $142,672)	—	—	—	—	—	—	150,000	1,500	—	—	1,355,828	—	—	1,357,328
Issuance of common stock to purchasers of Series D Convertible Preferred Stock	22,562	2	—	—	—	—	—	—	—	—	(2)	—	—	—
Cumulative dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	—	(2,551,379)	—	—	(2,551,379)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	225,398	2,254	21,971	220	7,769	78	—	—	2,548,827	—	—	2,551,379
Warrants issued in connection with convertible debt issuance and line of credit	—	—	—	—	—	—	—	—	—	—	541,400	—	—	541,400
Value of beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	—	—	—	180,381	—	—	180,381
Conversion of term note	25,000	3	—	—	—	—	—	—	—	—	52,997	—	—	53,000
Exercise of warrants	197,000	20	—	—	—	—	—	—	—	—	196,980	—	—	197,000
Warrants issued in exchange for services received	—	—	—	—	—	—	—	—	—	—	393,550	—	—	393,550
Short-swing profit contribution	—	—	—	—	—	—	—	—	—	—	798	—	—	798
Retirement of shares held in treasury	(1,000)	—	—	—	—	—	—	—	—	—	(8,500)	—	8,500	—
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	—	(5,481,942)	—	(5,481,942)

Balance, December 31, 2003	34,342,022	$3,436	2,396,590	$23,966	233,614	$2,336	157,769	$1,578	—	$—	$51,376,137	$(48,366,521)	$—	$3,040,932

Issuance of common stock (net of offering costs of $910,393)	5,000,000	500	—	—	—	—	—	—	—	—	10,089,107	—	—	10,089,607
Conversion of preferred stock	1,956,700	196	(145,000)	(1,450)	—	—	—	—	(5,067)	(51)	1,305	—	—	—
Redemption of preferred stock	—	—	(514,375)	(5,144)	—	—	(24,087)	(241)	—	—	(6,994,621)	—	—	(7,000,006)
Exchange of preferred stock	—	—	(1,737,215)	(17,372)	(233,614)	(2,336)	(133,682)	(1,337)	210,451	2,105	18,940	—	—	—
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(1,636,780)	—	—	(1,636,780)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—	—	16,368	164	1,636,616	—	—	1,636,780
Conversion of term note	130,000	13	—	—	—	—	—	—	—	—	275,587	—	—	275,600
Exercise of warrants (net of offering costs of $24,000)	185,000	18	—	—	—	—	—	—	3,000	30	460,952	—	—	461,000
Warrants issued for services received	—	—	—	—	—	—	—	—	—	—	72,500	—	—	72,500
Other	(1,112)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	—	(5,159,362)	—	(5,159,362)

Balance, December 31, 2004	41,612,610	$4,163	—	$—	—	$—	—	$—	224,752	$2,248	$55,299,743	$(53,525,883)	$—	$1,780,271

Issuance of common stock (net of offering costs of $211,787)	6,250,000	625	—	—	—	—	—	—	—	—	5,412,588	—	—	5,413,213
Conversion of preferred stock	216,700	22	—	—	—	—	—	—	(2,167)	(22)	—	—	—	—
Shares issued for the acquisition of Maximum Performance Group, Inc.	2,492,229	249	—	—	—	—	—	—	—	—	2,691,358	—	—	2,691,607
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(1,366,900)	—	—	(1,366,900)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—	—	13,669	137	1,366,763	—	—	1,366,900
Warrants issued in connection with convertible debt issuance	—	—	—	—	—	—	—	—	—	—	920,000	—	—	920,000
Common stock issued for services received	225,485	22	—	—	—	—	—	—	—	—	125,462	—	—	125,484
Warrants issued for services received	—	—	—	—	—	—	—	—	—	—	319,800	—	—	319,800
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(6,872,738)	—	(6,872,738)

Balance, December 31, 2005	50,797,024	$5,081	—	$—	—	$—	—	$—	236,254	$2,363	$64,768,814	$(60,398,621)	$—	$4,377,637

See accompanying notes to consolidated financial statements.

Electric City Corp.
Statement of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Cash Flows From Operating Activities
Net loss	$(6,872,738)	$(5,159,362)	$(5,481,942)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for (recovery on) bad debts	96,872	5,865	(21,511)
Depreciation and amortization	601,869	58,878	110,632
Amortization of deferred financing costs	93,774	382,710	203,616
Amortization of issuance discount	71,639	191,727	102,006
Issuance of shares and warrants in exchange for services received	319,800	72,500	393,550
Accrued interest converted to common stock	—	4,736	654
Loss on disposal of discontinued operations	—	—	764,148
Loss on disposal of fixed assets	11,743	—	—
Goodwill impairment	242,830	—	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	(484,685)	377,842	(67,222)
Inventories	(102,022)	(334,628)	713,689
Advances to suppliers	148,012	—	—
Other current assets	(81,604)	(143,971)	(87,660)
Accounts payable	(1,299,561)	(14,401)	74,346
Accrued liabilities	2,136	26,101	(328,898)
Deferred revenue	401,050	4,112	283,308
Customer deposits	(105,757)	488,833	511,167

Net cash used in operating activities	(6,956,642)	(4,039,058)	(2,830,117)

Cash Flows From Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(1,632,972)	—	-
Sale of discontinued operations	—	—	929,032
Purchase of property and equipment	(548,874)	(149,603)	(32,304)

Net cash (used in) provided by investing activities	(2,181,846)	(149,603)	896,728

Cash Flows From Financing Activities
Borrowings (payments) on line of credit	2,000,000	—	(500,000)
Proceeds from long-term debt	5,000,000	—	1,010,000
Payments on long-term debt	(541,547)	(39,155)	(427,514)
Preferred stock redemption	—	(7,000,006)	-
Proceeds from issuance of preferred stock	—	11,000,000	1,500,000
Proceeds from issuance of common stock	5,625,000	—	1,669,914
Costs related to stock issuances	(211,787)	(910,393)	(297,462)
Cash paid for deferred financing costs	(293,836)	—	(308,228)
Proceeds from exercise of warrants	—	461,000	197,000
Short-swing profit contribution	—	—	798

Net cash provided by financing activities	11,577,830	3,511,446	2,844,508

Net Increase (Decrease) in Cash and Cash Equivalents	2,439,342	(677,215)	911,119

Cash and Cash Equivalents, at beginning of period	1,789,808	2,467,023	1,555,904

Cash and Cash Equivalents, at end of period	$4,229,150	$1,789,808	$2,467,023

Electric City Corp.
Statement of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest — continuing operations	$214,622	$83,000	$44,000
Cash paid during the period for interest — discontinued operations	—	—	9,000

Stock, warrants and options issued in exchange for services received	319,800	72,500	393,550

Accrual satisfied through the issuance of common stock	—	4,736	654

Inventory transferred to fixed assets (VNPP assets)	—	762,243	—

Satisfaction of accrued dividends on Series A Preferred Stock through the issuance of 5,407 shares of Series E Preferred stock during the year ended December 31, 2004 and 225,398 shares of Series A Preferred stock during the year ended December 31, 2003	—	540,705	2,253,978

Satisfaction of accrued dividends on Series C Preferred Stock through the issuance of 532 shares of Series E Preferred stock during the year ended December 31, 2004 and 21,971 shares of Series C Preferred stock during the year ended December 31, 2003	—	53,206	219,712

Satisfaction of accrued dividends on Series D Preferred Stock through the issuance of 359 shares of Series E Preferred stock during the year ended December 31, 2004 and 7,769 shares of Series D Preferred stock during the year ended December 31, 2003	—	35,932	77,689

Satisfaction of accrued dividends on Series E Preferred Stock through the issuance of 13,669 and 10,070 shares of Series E Preferred stock during the years ended December 31, 2005 and December 31, 2004, respectively	1,366,900	1,006,937	—

Conversion of convertible debt to common stock	$—	$270,864	$52,346
See accompanying notes to consolidated financial statements.

Electric City Corp.
Notes to Consolidated Financial Statements
Note 1 — Description of Business
     Electric City Corp. (the “Company”), a Delaware corporation, is a developer, manufacturer and integrator of energy savings technologies and building automation systems. The Company is made up of three separate companies, comprising two distinct business segments: Electric City Corp. and Maximum Performance Group, Inc. comprise the Energy Technology segment and Great Lakes Controlled Energy Corporation comprises the Building Control and Automation segment. Electric City and Great Lakes Controlled Energy operate out of separate facilities, both located in Elk Grove Village, Illinois, a suburb of Chicago. Maximum Performance Group is headquartered in New York City with a sales and engineering office in San Diego, California. In January 2006, the Company made the decision to sell Great Lakes in order to focus exclusively on its Energy Technology products. In February 2006 it signed a letter of intent to sell its Building Control and Automation business to the former owners, though for purposes of these financial statements it is presented as continuing operations. The sale is expected to close before the end of March 2006.
Note 2 – Basis of Presentation
     The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In January 2006, the Company announced that its Chief Executive Officer had resigned and been replaced by a member of the Board of Directors. The new CEO has begun to implement changes that he hopes will improve the Company’s sales and profitability. The Company anticipates that it will raise additional capital before the end of 2006 in order to continue to fund operations while it works to improve profitability and cash flow. The Company has historically funded its operations through the issuance of additional equity and secured debt. However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
Note 3 — Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of Electric City Corp. and its wholly owned subsidiaries, Great Lakes Controlled Energy Corporation and Maximum Performance Group, Inc. All significant intercompany balances and transactions have been eliminated.

Electric City Corp.
Notes to Consolidated Financial Statements
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
     Concentration of Risk
     The Company’s customers are primarily distributors of its EnergySaver product line, building owners, general contractors and electrical contractors. One customer accounted for 30% of the Company’s consolidated billings during the year ended December 31, 2005. During the year ended December 31, 2004 two customers accounted for 46% and 11% of the Company’s consolidated revenue, respectively, and four customers accounted for 26%, 15%, 12% and 10% of the Company’s consolidated revenue, respectively during the year ended December 31, 2003. The customer that accounted for 30% of the Company’s consolidated sales in 2005 was not a customer of the Company in 2004. Of the customers accounting for more than 10% of the Company’s consolidated sales in 2004, one also accounted for more than 10% of consolidated sales in 2003.
     The Company purchases its raw materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its manufacturing processes will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2005, no single supplier accounted for more than 10% of the Company’s total purchases. During the year ended December 31, 2004, three suppliers accounted for 23%, 17% and 12% of the Company’s total purchases, respectively. During the year ended December 31, 2003, one supplier accounted for 44% of the Company’s total purchases.
     The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of this institution regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.
     Allowance for Doubtful Accounts
     The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to it, the Company believes its allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method.

Electric City Corp.
Notes to Consolidated Financial Statements
     Properties & Equipment
     Property and equipment are stated at cost. For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives:

Buildings	39 years
Computer equipment	3 years
Office Equipment	3 - 5 years
Furniture	5 - 10 years
Manufacturing equipment	3 - 5 years
Transportation equipment	3 - 5 years
VNPP assets	10 years
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

	Building
	Control and	Energy
	Automation	Technology	Total

Balance at January 1, 2004	$416,573	—	$416,573

Balance at December 31, 2004	416,573	—	416,573

Acquisition of Maximum Performance Group, Inc.	—	4,155,660	4,155,660

Impairment charge	(242,831)	—	(242,831)

Balance at December 31, 2005	$173,743	$4,155,660	$4,329,402

     During the fourth quarters of 2004 and 2003, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Building Control and Automation segment. Those assessments, supported by independent appraisals of the fair value of the segment, did not identify any impairment. However, the preliminary 2005 appraisal, made using customary valuation methodologies, including discounted cash flows and fundamental analysis, did reveal a potential impairment. Further supporting this assessment, in February 2006, the Company signed a letter of intent to sell the segment for an amount below the carrying value of the reporting unit. The decline in fair value of the Building Control and Automation segment is primarily the result of the segment failing to meet earnings expectations, due in part to strong competitors in its markets. As a result of this decline in fair value, the Company recorded an impairment loss of $242,831 for the year ended December 31, 2005.
     It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, the Company may have to take additional charges to recognize a further write-down of the value of our acquisitions to their estimated fair values.

Electric City Corp.
Notes to Consolidated Financial Statements
     Deferred Financing Costs
     The Company has capitalized as deferred financing costs $980,063 of expense incurred in arranging its convertible revolving credit facility and convertible term loans. These deferred financing costs are being amortized over the life of the related convertible term loan using the effective interest method. Upon conversion of any portion of a term loan a corresponding portion of the deferred financing costs are recognized as interest expense. The Company included $93,774, $382,710 and $203,616 of amortization of deferred financing costs in interest expense in 2005, 2004 and 2003, respectively.
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
     Revenues on long-term contracts are recorded under the percentage of completion method in conjunction with the cost-to-cost method of measuring the extent of progress toward completion. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Prior to the second quarter of 2005, due to its limited experience estimating the profitability on its long-term contracts, the Company deferred all contract related profits (i.e. assumed zero profit) until completion of the contract when the actual profit on the contract was known. Starting in the second quarter of 2005 the Company began recognizing contract related profits based on the projected profits for the contract, consistent with the AICPA’s Statement of Position 81-1 (SOP 81-1).
     The timing of revenue recognition may differ from contract payment schedules resulting in revenues that have been earned but not yet billed. These amounts are recorded on the balance sheet as “Costs and estimated earnings in excess of billings on uncompleted contracts.” The Company recorded costs and estimated profits in excess of billings on long-term jobs of $28,462 and $0 at December 31, 2005 and 2004, respectively. Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as deferred revenue. Billings in excess of costs on long-term jobs generated by our Building Control and Automation business of $241,154 and $387,419 are included in deferred revenue at December 31, 2005 and 2004, respectively.

Electric City Corp.
Notes to Consolidated Financial Statements
     Under certain long-term contracts, customers may withhold payment of approximately 5% to 10% of billings (“retainage”) until completion of the job. Retainage of $30,966 and $315,922 is included in accounts receivable at December 31, 2005 and 2004. All of the retainage outstanding as of December 31, 2005 is expected to be collected during fiscal 2006.
     The Company’s MPG subsidiary often bundles contracts to provide monitoring services and web access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract. The monitoring contracts vary in length from 1 month to 5 years. Deferred revenue includes $1,440,172 as of December 31, 2005, related to these contracts.
     The Company has entered into agreements in which it has contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, the Company installs Energy Saver units at participating host locations (i.e. the utility’s customer). The participating host locations receive the benefit of reduced utility costs through the operation of the units. The Company is able to reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which the demand reduction is provided. Revenue of $15,781 was recognized from these contracts during the fourth quarter of 2005. No revenue was recognized under such contracts for the years ended December 31, 2004 and 2003. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and depreciated over the term these units will be used under the existing contracts.
     Shipping and Handling Costs
     The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.
     Research and Development Costs
     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were approximately $400,000, $150,000 and $70,000 for the periods ended December 31, 2005, 2004 and 2003, respectively.
     Advertising, Marketing and Promotional Costs
     Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $7,000, $2,000, and $19,000 for the periods ended December 31, 2005, 2004 and 2003, respectively.

Electric City Corp.
Notes to Consolidated Financial Statements
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
     The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2005	2004	2003

Weighted average shares issuable upon exercise of outstanding options	11,720,374	10,690,540	10,291,351
Weighted average shares issuable upon exercise of outstanding warrants	13,660,171	11,003,904	9,211,143
Weighted average shares issuable upon conversion of preferred stock	22,788,135	23,045,739	25,532,617
Weighted average shares issuable upon conversion of convertible debt	2,358,382	357,680	142,274

Total	50,527,062	45,097,863	45,177,385

     Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s long-term debt approximates fair value based on instruments with similar terms.
     Stock-based Compensation
     At December 31, 2005, the Company had a stock-based compensation plan, which is described in Note 19. The Company applied the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for such plan. No stock-based compensation expense was reflected in the 2005, 2004 or 2003 net loss as all options granted during those years had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Electric City Corp.
Notes to Consolidated Financial Statements
     For purposes of the following pro forma disclosures as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, the fair value of each option granted after December 15, 1994 has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

December 31,	2005	2004	2003

Risk-free interest rate	4.91%	4.95%	5.02%
Expected volatility	98.4%	99.0%	99.5%
Expected life (years)	8.5	8.5	8.5
Expected dividend yield	0%	0%	0%

     The weighted-average fair value of options granted was $6.59 in 2005, $6.63 in 2004 and $6.72 in 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.
     The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

Year ended December 31,	2005	2004	2003

Net Loss, as reported	$(6,873,000)	$(5,159,000)	$(5,482,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for awards [1]	(774,000)	(898,000)	(889,000)

Pro forma net loss	$(7,647,000)	$(6,057,000)	$(6,371,000)

Net loss per share
Basic and diluted — as reported	$(0.18)	$(0.25)	$(0.30)
Basic and diluted — pro forma	$(0.20)	$(0.27)	$(0.33)

[1]	All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured and disclosed under Statement 123.
     When the Company adopts FAS 123 (R), currently scheduled for the first quarter of 2006, it will include the expense associated with options issued to employees in its Condensed Consolidated Statements of Operations. The Company has not yet completed its assessment of which valuation model or transition option it will use once it adopts FAS 123 (R).

Electric City Corp.
Notes to Consolidated Financial Statements
     Warranty Obligations
     The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty for up to ten years. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 9 for additional information about the Company’s warranty liability.
     Insurance Reserves
     In October 2005, the Company implemented a partially self-funded health insurance program for its employees. Under the program the Company is responsible for the first $35,000 of each individual claim, but its exposure is limited on a monthly and cumulative basis through insurance provided by a third party insurance company. The Company accrues on a monthly basis an amount sufficient to cover its maximum exposure under the program. As of December 31, 2005 it had an accrued liability of $57,231 to cover future claims under the program. At the end of the plan year it will assess the adequacy of the reserve based on its claims history and adjust the reserve as necessary.
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Electric City Corp.
Notes to Consolidated Financial Statements
Note 4 — Acquisition of Maximum Performance Group, Inc.
     On May 3, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 28, 2005, by and among Electric City Corp., MPG Acquisition Corporation, a wholly-owned subsidiary of Electric City (“Merger Subsidiary”), and Maximum Performance Group, Inc. (“MPG”), Electric City acquired MPG through the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc.
     The merger consideration, after post closing adjustments, consisted of $1,632,972 in cash (net of transaction costs of $137,386 and cash acquired of $136,492), 2,492,229 shares of Electric City common stock and approximately 2,492,229 additional shares which have been placed in escrow. Total consideration was $4,616,880, which consisted of $1,632,079 in cash, stock valued at $2,691,607 (based on the average closing price the Company’s stock for the five days before and after the announcement of the transaction of $1.08 per share), $137,386 in transaction costs plus commissions paid to Delano Securities in the form of 125,484 shares of common stock valued at $1.00 per share (the closing price of the Company’s stock on the effective date of the transaction). The cash portion of the consideration was funded with proceeds from a private placement of the Company’s common stock. (See note 17(r) for additional information on the private placement). If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 on a cumulative basis, the escrow shares will be released to the former stockholders of MPG at the rate of 202 shares for every $1,000 of revenue in excess of such amount. These shares will be valued at the market price at the time they are released from escrow and will result in an increase in the goodwill associated with the transaction. The escrow shares are also available to satisfy any indemnification claims which the Company may have under the Merger Agreement, thus would reduce the shares available for the selling stockholders of MPG. As a part of the transaction, the former stockholders of MPG entered into a stock trading agreement with the Company which restricts their ability to sell shares of the Company’s common stock under certain circumstances. As a result of the merger, Merger Subsidiary (which changed its name to Maximum Performance Group, Inc. pursuant to the merger) became responsible for the liabilities of MPG, including approximately $232,000 in payments owed to shareholders and affiliates and approximately $40,000 of bank debt and capitalized lease obligations.
     MPG is a technology based provider of energy and asset management products and services. MPG currently manufactures and markets its eMAC line of controllers for HVAC and lighting applications. The eMAC line of controllers provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability. MPG, which had 2004 revenues of approximately $2.3 million, has offices in New York, New York and San Diego, California.
     Electric City acquired MPG to expand its product line of proprietary energy conservation technologies and because it believed that the customer bases, technologies and personnel of the two companies complemented each other well and could lead to an expansion of the combined entity’s market presence.
     In connection with the acquisition of MPG, the Company appointed Leonard Pisano as Electric City’s Chief Operating Officer, and Maximum Performance Group, Inc. entered into an employment agreement with Mr. Pisano under which he will be employed for three years as its President.

Electric City Corp.
Notes to Consolidated Financial Statements
     The assets acquired and liabilities assumed in the acquisition are as follows:

Accounts receivable	$292,102
Inventory	326,122
Advances to suppliers	472,689
Other current assets	63,611
Net property and equipment	121,608
Identifiable intangible assets	2,432,600
Goodwill	4,155,659
Total assets acquired	7,864,391

Accounts payable	928,509
Accrued expenses	658,940
Deferred revenue	1,011,616
Other current liabilities	525,676
Notes payable	289,587

Total liabilities acquired	3,414,328

Net assets acquired	4,450,063

Less valuation of shares issued for acquisition	(2,691,607)
Acquisition costs paid through the issuance of common stock	(125,484)

Total cash paid, including acquisition costs, net of cash acquired	$1,632,972

     Utilizing an independent third party valuation firm, the Company has assessed the fair values of assets and liabilities of MPG and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $2,432,600 of the MPG purchase price to identifiable intangible assets with definitive lives such as customer relationships, customer contracts and the eMac technology and software. This amount has been capitalized and is being amortized over the estimated useful life of the related identifiable intangible assets. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life
eMac technology and software	$1,979,900	4.0
Customer relationships	267,800	9.7
Customer contracts	184,900	1.0

Electric City Corp.
Notes to Consolidated Financial Statements
     The acquisition was recorded using the purchase method of accounting. Accordingly, the results of the MPG’s operations have been included in the consolidated statement of operations since May 1, 2005. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 for the Company and MPG, assuming the acquisition took place on January 1, 2004, are as follows:

Year ended December 31,	2005	2004

Revenue:
As Reported	$4,854,772	$2,412,635
Pro-forma	5,111,454	4,724,950

Net Loss:
As Reported	$(6,872,738)	$(5,159,362)
Pro-forma	(8,560,744)	(8,278,842)

Basic and Diluted Loss per Share:
As Reported	$(0.18)	$(0.25)
Pro-forma	(0.20)	(0.32)

Note 5 — Discontinued Operations
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
     The revenue and loss related to discontinued operations were as follows:

Year ended December 31	2005	2004	2003

Revenue	$—	$—	$2,484,336

Net Loss	—	—	(262,503)

Electric City Corp.
Notes to Consolidated Financial Statements
Note 6 — Inventories
     Inventories consisted of the following:

December 31,	2005	2004

Raw materials	$919,832	$528,718
Finished goods	537,957	500,927

	$1,457,789	$1,029,645

Note 7 — Property and Equipment
     Property and equipment consist of the following:

December 31,	2005	2004

Land	$205,000	$205,000
Building	984,396	984,396
Furniture	75,005	60,365
Manufacturing equipment	47,169	40,725
Office equipment	288,271	202,520
Transportation equipment	95,516	37,676
VNPP assets	1,376,005	897,756

	3,071,362	2,428,438
Less accumulated depreciation	557,166	442,877

	$2,514,196	$1,985,561

Electric City Corp.
Notes to Consolidated Financial Statements
Note 8 — Accrued Expenses
     Accrued expenses are comprised of the following:

December 31,	2005	2004

Commissions	$124,736	$26,145
Compensation	133,463	55,979
Contract labor	293,456	—
Insurance	73,432	—
Interest	71,216	6,925
Lease expense	55,191	—
Legal	14,456	65,000
Professional fees	26,328	169,427
Real estate taxes	73,135	79,496
Royalties	12,900	6,900
Sales tax payable	43,439	1,350
Warranty reserve	228,331	151,008
Other	78,682	5,459

	$1,228,765	$567,689

Note 9 — Warranty Liability
     Changes in the Company’s warranty liability are as follows:

December 31,	2005	2004

Balance, beginning of year	$151,008	$121,702
Warranties issued	116,298	36,750
Settlements	(38,975)	(7,444)

Balance, end of year	$228,331	$151,008

Note 10 — Line of Credit
     On September 11, 2003 the Company closed on a credit facility with Laurus Master Fund, Ltd. (“Laurus”). The facility included a $1,000,000 convertible term loan and a $2,000,000 convertible revolving line of credit. The credit line replaced an expiring credit line the Company had with American Chartered Bank. The Laurus revolving credit facility provides for borrowings of up to the lesser of (i) $2 million or (ii) 90% of the Company’s eligible accounts receivable. The revolving credit facility had an initial term of two years, but on August 31, 2004 the maturity date on the facility was extended to September 1, 2006. The revolving credit facility accrues interest on outstanding balances at the rate of prime (7.25% as of December 31, 2005) plus 1.75%. Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price (originally $1.64 per share, but

Electric City Corp.
Notes to Consolidated Financial Statements
amended (see below) to $1.05 per share). As amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized as a result of this beneficial conversion feature. The revolving credit facility is secured by a blanket lien on all of the Company’s assets, except for its real estate.
     On February 28, 2005, the Company and Laurus entered into an amendment to the revolving credit facility which among other things permitted the Company to borrow an amount in excess of the amount supported by the borrowing base (an “Overadvance”), up to the $2 million limit of the facility, and reduced the fixed conversion price on the revolving credit line to $1.05 per share. The Company borrowed the full $2 million on February 28, 2005. The Company was permitted to remain in the Overadvance position until January 1, 2006 (the “Overadvance Period”). The amended revolving loan agreement provided that the Overadvance Period would be extended on a month to month basis if the average closing price of the Company’s stock for the five last trading days of the prior month was greater than or equal to $1.16 (110% of the new fixed conversion price of $1.05). The Overadvance Period was not extended on January 1, 2006, and on January 12, 2006, the Company reduced the outstanding balance on the revolver to $1,128,248 through the payment of $871,752 in cash. The Company may reborrow the amount repaid if it has sufficient borrowing base to support the borrowings. As of February 28, 2006, our borrowing base would support borrowings of approximately $1,276,000. If at any time after the date the shares underlying the revolving credit facility are registered and the average closing price of the Company’s Common Stock for an eleven day period exceeds $1.21 per share (115% of the fixed conversion price), Laurus will be required to convert to common stock the lesser of the outstanding balance of revolving credit line or 25% of the average aggregate dollar weighted trading volume of the Company’s Common Stock for the eleven days prior to the conversion (a “Mandatory Conversion”). Only one Mandatory Conversion can be effected in any 22 day period. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.
Note 11 — Convertible Term Loans
     On September 11, 2003, the Company entered into a $1,000,000 convertible Term Loan with Laurus. The Term Loan had an initial term of two years and was scheduled to amortize at the rate of $50,000 per month beginning February 1, 2004, if not offset by the conversion of all or a portion of the loan prior to the due date of the amortization payment. On August 31, 2004, the maturity date for the Term Loan was extended to September 1, 2006, the amortization schedule was modified to defer the first principal payment to February 1, 2005 and reduce the monthly payments to $35,000 per month, with a final payment of $11,790 due on September 1, 2006 (if not offset by the conversion of all or a portion of the loan prior to the due date of the amortization payment) and the conversion price was reduced from $2.12 to $1.64 per share. The Term Loan, which had an outstanding balance of $291,790 as of December 31, 2005, accrues interest at the greater of prime (7.25% as of December 31, 2005) plus 1.75%, or 6%, and is payable monthly in arrears. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the Term Loan with shares of its common stock at the fixed conversion price of $1.64 per share, provided that the closing price of the common stock is greater than $1.89 per share for the 11 trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission. Laurus also has the option to convert all or a portion of the Term Loan into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $1.64 per share. The Term Loan is secured by a blanket lien on all of the Company’s assets, except for its real estate.

Electric City Corp.
Notes to Consolidated Financial Statements
     In conjunction with the Term Loan, Laurus received a five year warrant to purchase up to 140,000 shares of the Company’s common stock at prices ranging from $2.44 per share to $3.07 per share. The warrants were valued at $163,400 using a modified Black-Scholes option pricing model. The value of these warrants was recorded as a discount to the Term Loan and are being amortized over the term of the loan using the effective interest method.
     Laurus was paid a fee of $150,000 and received an additional five year warrant to purchase up to 280,000 shares of the Company’s common stock at prices ranging from $2.54 per share to $3.18 per share in connection with the term loan and revolving credit facility. This warrant was valued at $320,000 using a modified Black-Scholes option pricing model. In addition, the Company issued a one-year warrant to purchase 50,000 shares of common stock at $1.00 per share to Wall & Broad Equities as part of its commission for this transaction. These warrants were valued at $58,000 using a modified Black-Scholes option pricing model. The value of the warrants along with $158,228 in other fees and expenses related to the transaction have been recorded as capitalized costs of financing and are being amortized using the effective interest method over the term of the Term Loan.
     In recording the transaction, the Company allocated the value of the proceeds to the Term Loan and warrants based on their relative fair values. In doing so, it determined that the Term Loan contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Loan exceeded the value of $836,600 allocated to the Term Loan on the date of issuance. The Term Loan was initially convertible into 471,698 shares of common stock, which at the then current market price of $2.05 per share was worth $966,981. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan of $180,381 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the term note and is being amortized over the term of the loan using the effective interest method.
     On November 26, 2003, Laurus converted $52,346 of principal and $654 of accrued interest into 25,000 shares of the Company’s common stock, and during January 2004 Laurus converted $270,864 of principal and $4,736 of accrued interest into 130,000 of the Company’s common stock.
     On November 22, 2005, Electric City and Laurus entered into a securities purchase agreement providing for a new four year, $5 million convertible term loan to fund the expansion of the Company’s VNPP projects and Shared Savings program, as well as for general corporate purposes (the “New Term Loan”). The Company received unrestricted access to the proceeds from the New Term Loan on November 25, 2005. The New Term Loan bears interest at the higher of prime (7.25% as of December 31, 2005) plus 2% or 6.75% and requires monthly amortization of $43,860 if paid in additional shares of Common Stock or $44,736 if paid in cash, commencing on June 1, 2006. Any principal balance that has not been repaid or converted to Common Stock will be due at maturity on November 1, 2009. The New Term Loan is convertible into Common Stock at the holder’s option at anytime at $1.16 per share (the “Fixed Conversion Price”) and the Company can require conversion if the market price of its stock averages at least $2.32 (200% of the Fixed Conversion Price) for the last ten days of any month. In addition, if the shares issuable upon conversion are registered and the market price of the Common Stock is $1.00 or greater, the Company can elect to pay monthly interest and principal with shares of stock valued at 85% of the weighted average closing price of the Common Stock for the prior 20 trading days. If the market price of the Common Stock exceeds $1.33 per share (115% of the Fixed Conversion Price) then Laurus shall be required to convert the monthly principal and interest to Common Stock at $1.16,

Electric City Corp.
Notes to Consolidated Financial Statements
subject to certain conditions. The New Term Loan has a financial covenant that requires, if the market price of the Company’s Common Stock is less than $1.22 (105% of the Fixed Conversion Price), that the Company maintains an EBITDA to Debt Expense ratio of not less than 1.1 to 1.0 as of the last day of each fiscal quarter beginning with the fiscal quarter ending September 30, 2006. The Convertible Term Loan and the other obligations to Laurus are secured by all the Company’s and its Subsidiary’s assets, except for real estate. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.
     In connection with the Term Loan, Laurus was paid fees totaling $225,000 and received a seven year warrant to purchase 2 million shares of the Company’s Common Stock at $1.16 per share. The fees, along with an additional $68,835 in transaction expenses were capitalized and will be amortized over the life of the Term Loan utilizing the effective interest method. The warrants were valued at $920,000 using a modified Black-Sholes option pricing model. The value of the warrants was recorded as a discount to the Term Loan and will also be amortized over the life the Term Loan utilizing the effective interest method.
     As part of the New Term Loan the Company agreed to split any cash flow generated by the Company’s VNPP and Shared Savings projects (the “Projects”), after the payment of related debt, to the extent any portion of the New Term Loan is used to fund such Projects. The Project Cash Flow has been defined as the revenue generated by the Projects, less the operating costs, maintenance costs and debt service costs (principal, interest and fees) directly related to such Projects. As long as any portion of the New Term Loan is outstanding, the Company has agreed to pay to Laurus on a quarterly basis Performance Interest in an amount equal to two-thirds (2/3rds) of the Project Cash Flow generated by all Projects, not to exceed the Target Return for the quarter. The Target Return is defined to be 5% of the average daily outstanding project related debt during the quarter, less interest (excluding Performance Interest and Bonus Interest) and fees for such quarter. In addition, the Company has agreed to pay Laurus on a quarterly basis, as long as any portion of the New Term Loan is outstanding, Bonus Interest equal to one-third (1/3rd) of any Project Cash Flow in excess of the Performance Interest. After the New Term Loan has been repaid in full, the Company is required to continue to pay Laurus a portion of the Project Cash Flow as follows:

Period	Percentage
Following	of Project
Repayment of	Cash Flow
the New Term	Paid to
Loan	Laurus
Year 1	50%
Year 2	40%
Year 3	30%
Year 4	20%
Year 5	10%
Year 6+	0%

Electric City Corp.
Notes to Consolidated Financial Statements
Note 12 — Notes Payable
     As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Cinergy Ventures, LLC. The note accrues interest at the rate of prime (7.25% as of December 31, 2005) plus 3%. As of December 31, 2005 the Company had accrued interest payable of $10,533 related to the Note.
Note 13 — Long Term Debt
     The Company’s long term debt consists of the following:

December 31,	2005	2004

Mortgage note to American Chartered Bank, prime (7.25%) plus 1/2%, payable in monthly installments of $3,000, plus interest until January 2007. A final payment of $523,000 is due in February 2007. This note is collateralized by the building and land.	$562,000	$598,000

Convertible term note to Laurus Master Fund (less debt discount of $7,768 and $50,048, as of December 31, 2005 and 2004, respectively), interest rate equal to the greater of the prime rate (7.25%) plus 1.75%, or 6.00%, payable in monthly installments of $35,000 plus interest through August 2006 with a final payment of $11,790 due on September 1, 2006 if not converted to common stock prior to the payment due date. The note is collateralized by a general lien on all of the Company’s assets, other than its real estate. (see Note 12)	284,022	626,742

Convertible term note to Laurus Master Fund (less debt discount of $890,641 as of December 31, 2005) interest rate equal to the greater of the prime rate (7.25%) plus 2.00%, or 6.75%, payable monthly. In addition, the Company is required to pay contingent interest as disclosed in Note 12. Beginning June 1, 2006 the Company must begin making monthly principal payments of $43,860 with a final payment of $3,201,754 due on November 1, 2009 if not converted to common stock prior to the payment due date. The note is collateralized by a general lien on all of the Company’s assets, other than its real estate. (see Note 12)
	4,109,359	—

Various other notes	24,651	5,611

Total debt	4,980,032	1,230,353

Less current portion	651,313	424,451

Total long-term debt	$4,328,719	$805,902

Electric City Corp.
Notes to Consolidated Financial Statements
The aggregate amounts of long-term debt maturing in each of the next five years as of December 31, 2005, are as follows:

2006	$659,081
2007	1,052,694
2008	526,316
2009	3,640,350
2010	—

$5,878,441

Note 14 — Lease Commitments
     The Company leases a facility in Elk Grove Village, Illinois from the two former owners of Great Lakes Controlled Energy Corporation, both of whom are currently employees of the Company. Total rent expense for this facility amounted to $69,600, $90,600 and $120,000 for the years ended December 31, 2005, 2004 and 2003. The Company also leases offices in New York and California on which it paid a total of $40,288 during the year ended December 31, 2005.
     Future minimum rentals to be paid by the Company as of December 31, 2005 are as follows:

	Related	Unrelated
Year ending December 31,	Party	Party	Total

2006	$34,800	$78,753	$113,553
2007	—	66,423	66,423
2008	—	68,083	68,083
2009	—	69,785	69,785
2010	—	53,314	53,314

Total	$34,800	$336,358	$371,158

Note 15— Income Taxes
     The composition of income tax expense (benefit) is as follows:

Year ended December 31	2005	2004	2003

Deferred
Federal	$(2,272,000)	$(2,025,000)	$(1,558,000)
State	(401,000)	(358,000)	(275,000)
Change in valuation allowance	2,673,000	2,383,000	1,833,000

Benefit for income taxes	$—	$—	$—

Electric City Corp.
Notes to Consolidated Financial Statements
     Significant components of the Company’s deferred tax asset are as follows:

December 31	2005	2004

Deferred tax asset consisting principally of net operating losses	$21,689,000	$19,016,000

Less valuation allowance	(21,689,000)	(19,016,000)

Total net deferred tax asset	$—	$—

     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2005, the Company has U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $55,000,000, which expire in the years 2018 through 2025.
     The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Year ended December 31,	2005	2004	2003

Income tax (benefit) at federal statutory rate	$(2,337,000)	$(1,754,000)	$(1,864,000)

State taxes (net of federal tax benefit)	(336,000)	(258,000)	(275,000)

Other nondeductible expenses	—	34,000	144,000

Other	—	(404,000)	162,000

Increase in valuation allowance	2,673,000	2,382,000	1,833,000

Income tax expense (benefit)	$—	$—	$—

Note 16 — Commitments and Contingencies
a)	Pursuant to the Consolidated Agreement dated January 8, 2001, among the Company, Giorgio Reverberi (“Reverberi”), the owner of the patent relating to certain technologies used in the EnergySaver, and Joseph Marino, former Chairman and CEO of Electric City (who assigned the rights to the Company), the Company agreed to pay Reverberi a royalty of $200 for each EnergySaver unit made by or for the Company and sold by the Company. Mr. Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the license granted to the Company expires when the last of Reverberi’s patents expires, which the Company expect to be in November, 2017. The license may be terminated by Reverberi if the Company materially breaches its terms and fails to cure the breach within 180 days after Reverberi gives the Company written notice of the breach. Approximately $60,000, $34,000, and $65,000 of expense was incurred under the agreement

Electric City Corp.
Notes to Consolidated Financial Statements
for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has accrued $12,900 and $6,900 in royalties payable at December 31, 2005 and 2004, respectively.

b)	The Company entered into employment agreements with certain officers and employees expiring 2008. Total future commitments under these agreements are as follows:

Year ending December 31,

2006	$225,000
2007	225,000
2008	75,000

Total	$525,000

c)	The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.
Note 17 — Equity Transactions
2003 Transactions
a)	In a series of transactions during February and April 2003, the Company sold 1,815,125 shares of its common stock for $0.92 per share and issued five year warrants to purchase 500,974 shares of common stock at $0.92 per share resulting in gross proceeds of $1,669,916. The Company incurred offering costs of $154,790 related to these transactions.

b)	On June 27, 2003, the Company entered into a securities purchase agreement with a group of investors that included Cinergy Ventures II, LLC, Mr. Richard Kiphart, SF Capital Partners, Ltd., John Thomas Hurvis Revocable Trust and Mr. David Asplund whereby the Company issued, in exchange for $1,500,000 in gross proceeds, a package of securities that included 150,000 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”), 22,562 shares of its Common Stock, one year warrants to purchase 37,500 additional shares of its Series D Preferred and four year warrants to purchase 210,938 additional shares of its Common Stock.

Proceeds from the transaction were allocated to the Series D Convertible Preferred Stock, the common stock and the warrants issued as part of the Transaction based on their relative fair values. The Series D Convertible Preferred Stock contained a beneficial conversion feature as a result of its initial conversion price, which was lower than the market value of the Company’s common stock on the date of issue. The value of this beneficial conversion feature was determined based on the value allocated to the Series D Convertible Preferred Stock, along with the discount to the market value of the common stock on the date of issuance. The value of the beneficial conversion feature was deemed to be equivalent to a non-cash preferred stock dividend. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid-in capital in the

Electric City Corp.
Notes to Consolidated Financial Statements
amount of $386,984, without any effect on total stockholders equity. The deemed dividend increased the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2003.

Delano Group Securities, LLC acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $120,000. Delano Group Securities, LLC is controlled by Mr. David Asplund, one of the investors in the transaction and one of the Company’s directors, and effective January 23, 2006 the Company’s Chief Executive Officer.

c)	During September 2003, the Company entered into a financing arrangement with Laurus Master Fund, Ltd. (“Laurus”) to provide the Company with a $1 million convertible secured term loan and a $2 million convertible revolving line of credit. As part of this transaction the Company issued warrants to Laurus to purchase 420,000 shares of its common stock. The warrants have exercise prices ranging from $2.44 per share to $3.18 per share and have terms of five years. The warrants were valued at $483,400 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 0.951%, expected volatility of 78.0%, expected dividend of $0 and expected life of 5 years. Of the total value, $163,400 was recorded as a discount to the term loan and $320,000 was recorded as deferred financing costs, both of which are being amortized over the term of the underlying debt.

d)	On July 23, 2003, the Board of Directors approved the retirement of 1,000 shares of common stock held as treasury stock, which are now deemed authorized but unissued shares.

e)	During the year ended December 31, 2003, the Company satisfied the accrued dividend on its preferred stock of $2,551,379 though the issuance of 225,398 shares of its Series A Preferred stock, 21,971 shares of its Series C Preferred stock and 7,769 shares of its Series D Preferred stock. Since these shares of preferred stock were convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $1,627,985 on the shares issued in satisfaction of the Series A Preferred dividend, $158,691 on the shares issued in satisfaction of the Series C Preferred dividend and $92,878 on the shares issued in satisfaction of the Series D Preferred dividend. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the preferred shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

f)	During fiscal 2003, the Company issued warrants to purchase 647,000 shares of its Common Stock to consultants as compensation for services received. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants at the time of issuance, which ranged from $0.29 to $1.42 per warrant. The warrants were valued at $393,550 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk-free rates of 0.901% to 1.712%, expected volatility of 73% to 90%, expected dividend of $0 and expected lives of 0.4 to 3 years. The Company recognized total expense of $393,550 relating to the issuance of these warrants during 2003.

g)	During fiscal 2003, the Company received proceeds of $197,000 in connection with the exercise of 197,000 warrants, resulting in the issuance of 197,000 shares of the Company’s Common Stock.

Electric City Corp.
Notes to Consolidated Financial Statements
h)	During fiscal 2003, Laurus Master Fund Ltd. converted $52,346 of principal and $654 of accrued interest on the Company’s Convertible Term Note into 25,000 shares of our common stock.
2004 Transactions
i)	During fiscal 2004, holders of our Series A Convertible Preferred Stock converted 145,000 shares of Series A into 1,450,000 shares of common stock.

j)	Also during 2004, holders of the Company’s Series E convertible Preferred Stock converted 5,067 shares of Series E Convertible Preferred Stock into 506,700 shares of Common Stock.

k)	On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. whereby it issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 5,000,000 shares of its common stock and 5 year warrants to purchase 1,750,000 additional shares of common stock at $2.42 per share.

On March 22, 2004, the Company entered into a Redemption and Exchange Agreement with the holders of its outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Old Preferred Stock”) under which it redeemed 538,462 shares of the outstanding Old Preferred Stock which were convertible into 5,384,620 shares of common stock, at a redemption price equivalent to $1.30 per common share, and exchanged 210,451 shares of its newly authorized Series E Convertible Preferred Stock (the “Series E Preferred”) for the remaining 2,104,509 outstanding shares of the Old Preferred Stock (the “Exchange”) on a 1 for 10 basis (one share of Series E Preferred exchanged for 10 shares of Old Preferred Stock). All of the Old Preferred Stock has been cancelled. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred and the expiration date was changed from June 30, 2004 to October 31, 2004 (and subsequently extended to December 31, 2004). Such Series E warrants issued were exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

Except as respects dividends, the Series E Preferred has substantially the same rights as the shares of Old Preferred Stock that it replaced, including:
•	special approval rights with respect to certain actions by the Company, including any issuance of shares of capital stock by the Company that would have the right to receive dividends or the right to participate in any distribution upon liquidation which was senior to or equal to the rights of the Series E Preferred (other than issuances to pay dividends on the preferred and under certain other limited exceptions such as conversion of outstanding convertible securities) and any acquisition, sale, merger, joint venture, consolidation or reorganization involving the Company or any of its subsidiaries;

•	a conversion price of $1.00 per share;

•	the right to elect up to four directors;

Electric City Corp.
Notes to Consolidated Financial Statements
•	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of our common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

•	a right of first offer on the sale of equity by the Company in a private transaction; and

•	anti-dilution protection that would adjust the conversion price in the event the Company issues equity at a price which is less than the conversion price .
The Series E Preferred accrues dividends at a rate of 6% (versus 10% for the Old Preferred) per annum, which at the Company’s option may be paid by issuing more shares of Series E Preferred.
For accounting purposes the Redemption and Exchange transaction was viewed as a redemption for cash and shares of Series E preferred stock. As a result of the transaction the Company incurred a non-cash deemed dividend of $1,860,458 which increased the loss available to shareholders and the reported loss per common share. This non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the Old Preferred Stock. The fair value of the consideration given exceeded the carrying value of the Old Preferred primarily due to the fact that the market price of the Company’s common stock was higher on the day the Redemption and Exchange transaction closed than it was when the Old Preferred Stock was originally issued. The deemed dividend was recorded as offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity.
Morgan Keegan & Company, Inc. acted as placement agent for the Company with respect to the transaction and was paid a placement agent fee of $660,000. The Stockpage.com was also paid a finder’s fee of $55,000 related to the transaction. Other issuance costs related to the transaction totaled $195,393.
l)	During fiscal 2004, the Company received proceeds of $485,000 in connection with the exercise of 185,000 common stock warrants and 3,000 Series E Convertible Preferred warrants.

m)	During fiscal 2004, the Company issued warrants to purchase 120,000 shares of its common stock at prices between $1.00 and $1.55 per share to consultants for services received. The warrants were valued at $42,600 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 1.607% to 2.772%, expected volatility of 42.5 to 53.6%, expected dividend of $0 and expected life of 2 to 3 years. The value of the warrants was charged to operations during the period.

n)	During fiscal 2004, Laurus Master Fund Ltd. converted $270,864 of principal and $4,736 of accrued interest on the Company’s Convertible Term Note into 130,000 shares of our common stock.

o)	During fiscal 2004, the Company satisfied the accrued dividend on its preferred stock of $1,636,780 though the issuance of 16,368 shares of its Series E Preferred stock. Since these shares of preferred stock are convertible into common stock at a price below the market price on the dates of issuance, the Company was required to recognize deemed dividends of $1,127,021 during the period. These deemed dividends were calculated as the difference between (1) the market value of the common shares into which the preferred shares were convertible on the dates of issuance and (2) the accrued dividend obligation on the outstanding preferred stock.

Electric City Corp.
Notes to Consolidated Financial Statements
2005 Transactions
p)	During 2005, two holders of the Company’s Series E Convertible Preferred Stock converted 2,167 shares of Series E Convertible Preferred Stock into 216,700 shares of common stock.

q)	During 2005, the Company issued the following warrants:
•	Delano Group Securities, LLC received a five year warrant to purchase 30,000 shares at $1.03 per share, pursuant to an agreement to provide investment banking services. Delano Group Securities, LLC, is a company owned by Mr. David Asplund, one of the Company’s directors and effective January 23, 2006 the Company’s CEO. The warrant was valued at $13,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.53%, expected volatility of 45.3%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to operations during the period.

•	M&A Railroad and Electric Supply, LLC received a three year warrant to purchase 100,000 options at $1.13 per share to as part of a legal settlement. This warrant was valued at $35,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.767%, expected volatility of 45.0%, expected dividend of $0 and expected life of 3 years. Of the total warrant value $33,000 was charged to operations during the forth quarter of 2004 and $2,000 was charged to operations during the first quarter of 2005.

•	Laurus Master Fund, Ltd. received a warrant to purchase 400,000 shares of the Company’s common stock in exchange for its consent to the Company entering into the PIPE Transaction described under r) below and acquiring MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant has an exercise price of $1.00 per share and a term of five years. The warrant was valued at $160,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.941%, expected volatility of 43.7%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to interest expense during 2005.

•	Various consultants received warrants to purchase 410,000 shares of the Company’s common stock with exercise prices between $1.00 and $1.03 per share and terms of three to ten years. The warrants were valued collectively at $144,600 using a modified Black-Sholes option pricing model utilizing the following assumptions (depending on the warrant being valued): risk free rate of 2.366% to 3.029%, expected volatility of 40.7% to 46.5%, an expected dividend of $0 and an expected life of 3 to 10 years. The values of the warrants were charged to operations during the 2005.

Electric City Corp.
Notes to Consolidated Financial Statements
r)	On April 28, 2005 the Company issued to five (5) institutional investors, for an aggregate gross purchase price of $5,625,000, 6,250,000 shares of the Company’s common stock and 42 month warrants to purchase 3,125,000 additional shares of common stock at $1.05 per share (collectively the “PIPE Transaction” or the “PIPE”). Warrants to purchase 2,100,000 shares of common stock were immediately exercisable and the remaining warrants became exercisable six months after closing on October 28, 2005. Net proceeds from the transaction were approximately $5,413,000, of which approximately $1,644,000 was used to fund the acquisition of Maximum Performance Group, Inc., as discussed in Note 4.

Due to the sale price of the securities issued as part of this PIPE Transaction, the Company was required to adjust the exercise price on warrants to purchase 5,054,830 shares of its common stock held by two investors who had participated in previous equity offerings. The exercise prices on these warrants were reduced from $2.42 and $1.00, respectively, to $0.90. The Company compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, as determined through the use of a modified Black-Sholes option pricing model, and determined that the reduction in the exercise price had increased the value of the warrants by $484,445. Since these warrants were issued as part of a security offering the increase in value is considered to be a deemed dividend to the security holders. The Company recorded the deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity. The deemed dividend increased the loss applicable to common shareholders in the calculation of the basic and diluted net loss per common share for the year ended December 31, 2005.

Delano Group Securities LLC and Mr. David Valentine acted as advisors on the PIPE Transaction. The Company paid Delano Group Securities LLC $16,250 and 50,000 shares of common stock and Mr. Valentine 50,000 shares of common stock for their services. Mr. Asplund and Mr. Valentine both serve as directors of Electric City and effective January 23, 2006, Mr. Asplund became the Company’s CEO.

s)	As discussed in Note 4, the Company issued 2,492,229 shares of common stock in connection with the acquisition of Maximum Performance Group, Inc. (“MPG”). In addition, 2,492,229 shares of common stock are being held in escrow and will be issued in the event MPG meets specific performance criteria during the two year period following the acquisition.

Delano Group Securities LLC acted as an advisor on the acquisition of MPG and was paid $82,176 and 125,485 shares of common stock for its services. These shares were valued at $1.00 per share, which was the closing market price of the Company’s common stock on April 28th. In addition, the Company will issue up to 125,485 additional shares of common stock to Delano as the MPG shares held in escrow are released. Delano Group Securities LLC is owned by Mr. David Asplund, one of Electric City’s directors and effective January 23, 2006, the Company’s CEO.

Electric City Corp.
Notes to Consolidated Financial Statements
t)	As discussed in Note 11, in November 2005 the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd. (“Laurus”) whereby it issued to Laurus a $5 million secured convertible term note and a warrant to purchase 2 million shares of its common stock at $1.16 per share anytime prior to November 22, 2012. The warrants were valued at $920,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 4.034%, expected volatility of 67.4%, expected dividend of $0 and expected life of 7 years. The value of the warrants was recorded as a discount to the term loan and will be amortized over the term of the underlying debt utilizing the effective interest method.

u)	During the year ended December 31, 2005, the Company’s Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $1,366,900. The dividends were paid with 13,699 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.

v)	The Company had outstanding warrants to purchase 16,182,992 and 10,954,867 shares of its common stock as of December 31, 2005 and 2004, respectively, at an exercise price of between $0.90 per share and $6.56 per share. These warrants can be exercised at any time prior to their expiration dates which range between April 2004 and May 2015. The following table summarizes information about warrants outstanding as of December 31, 2005:

	Warrants Outstanding
		Weighted
	Number	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Price	2005	Life	Price

$0.90 - $1.00	10,142,992	2.7 years	$0.95
$1.01 - $2.00	5,475,000	3.9 years	1.11
$2.01 – $3.00	410,000	2.7 years	2.56
$3.01 – $6.56	155,000	2.8 years	3.25

	16,182,992	3.1 years	$1.07

Electric City Corp.
Notes to Consolidated Financial Statements
Note 18 — Dividends
     The dividend expense recognized during 2005, 2004 and 2003 is comprised of the following:

Year ended December 31,	2005	2004	2003

Accrual of dividend on Series A Convertible Preferred	$—	$540,705	$2,253,978

Accrual of Series C Preferred dividend	—	53,206	219,712

Accrual of Series D Preferred dividend	—	35,932	77,689

Accrual of Series E Preferred dividend	1,366,900	1,006,937	—

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction preferred dividends	—	1,127,021	1,879,554

Deemed dividend associated with beneficial conversion feature of Series D Preferred stock	—	—	386,984

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	1,860,458	—

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	15,000	—

Deemed dividend associated with change in the exercise price of warrants to purchase shares of common stock	484,445	—	—

Total	$1,851,345	$4,639,259	$4,817,917

Electric City Corp.
Notes to Consolidated Financial Statements
Note 19 — Stock Options
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
     In addition to the ISOs and non-qualified options, the Plan permits the Compensation Committee, consistent with the purposes of the Plan, to grant stock appreciation rights and/or shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion Under applicable tax laws, however, ISO’s may only be granted to employees.
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
     As of December 31, 2005, there were approximately 45 employees of the Company eligible to participate in the Plan, and 2,800,000 shares of Common Stock reserved under the Plan.
     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2001 Stock Incentive Plan described above. The director’s stock option plan provides that eligible directors receive an initial option grant to purchase 75,000 shares upon being appointed to our Board of Directors and additional grants to purchase 25,000 shares on each anniversary of their appointment to the Board. These options have exercise prices equal to the greater of the closing price of our common stock on the grant date, or $1.00, terms of ten years and vest in three equal amounts, beginning on the grant date and on each of the next two anniversaries of the initial grant

Electric City Corp.
Notes to Consolidated Financial Statements
     During 2003, certain directors, officers and key employees of the Company were granted options to acquire 1,370,000 shares of common stock at exercise prices ranging from $0.84 to $2.51 per share. These options vest over periods through January 2005.
     During 2004, certain directors, officers and key employees of the Company were granted options to acquire 1,016,500 shares of common stock at exercise prices ranging from $1.15 to $2.36 per share. These options vest over periods through January 2006.
     During 2005, certain directors, officers and key employees of the Company were granted options to acquire 1,047,500 shares of common stock at exercise prices ranging from $1.00 to $1.24 per share. These options vest over periods through October 2007.
     The following table summarizes the options granted, exercised and outstanding as of December 31, 2005:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2002	9,193,848	$1.00 - $12.99	$3.78

Granted	1,370,000	$0.84 - $2.51	$0.99
Forfeited	(341,667)	$1.00 - $8.00	$2.88

Outstanding at December 31, 2003	10,222,181	$0.84 - $12.99	$3.45

Granted	1,016,500	$1.15 - $2.36	$1.70
Forfeited	(121,666)	$1.25 - $7.00	$5.32

Outstanding at December 31, 2004	11,117,015	$0.84 - $12.99	$3.27

Granted	1,047,500	$1.00 - $1.24	$1.04
Forfeited	(164,500)	$1.00 - $8.00	$1.56

Outstanding at December 31, 2005	12,000,015	$0.84 - $12.99	$3.10

Options exercisable at December 31, 2005	10,852,771	$0.84 - $12.99	$3.22

Options exercisable at December 31, 2004	9,778,439	$0.84 - $12.99	$3.40

Options exercisable at December 31, 2003	8,850,189	$0.84 - $12.99	$3.54

Electric City Corp.
Notes to Consolidated Financial Statements
     The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Year ended December 31,	2005	2004	2003

Weighted average fair value per options granted	$0.68	$1.16	$0.57

Significant assumptions (weighted average):
Risk-free interest rate at grant date	2.27%	1.04%	1.13%
Expected stock price volatility	65%	72%	73%
Expected dividend payout	—	—	—
Expected option life (years)	9.1	9.1	8.8

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2005	Life	Price	2005	Price

$0.84 - $2.00	7,630,381	4.9 years	$1.17	6,691,469	$1.17
$2.01 - $4.00	508,334	7.3 years	2.50	438,334	2.55
$4.01 - $6.00	175,000	4.3 years	4.53	175,000	4.53
$6.01 - $8.00	3,634,000	4.3 years	7.09	3,495,668	7.09
$8.01 - $10.00	52,000	4.1 years	9.00	52,000	9.00
$10.01 - $13.00	300	5.2 years	12.99	300	12.99

	12,000,015	4.8 years	$3.10	10,852,771	$3.22

Note 20 — Related Parties
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
     Certain other related party transactions are disclosed in Notes 14 and 16.

Electric City Corp.
Notes to Consolidated Financial Statements
Note 21 — Business Segment Information
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
     The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the EnergySaver, the Global Commander, the eMAC line of HVAC and lighting controllers, and negative power systems under the trade name Virtual “Negawatt” Power Plan or “VNPP”. Operations of Electric City Corp. and Maximum Performance Group, Inc. are included in the Energy Technology segment. Electric City is headquartered, and most of its operations are located, in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in New York, New York, and has an office in San Diego, California where most of its technical and engineering operations are located.
     The Building Control and Automation segment, which is comprised of the Great Lakes Controlled Energy subsidiary, provides integration of building and environmental control systems for commercial and industrial customers. Great Lakes Controlled Energy is headquartered in, and operates out of its own leased facility, located in Elk Grove Village, Illinois.
     Prior to May 31 2003, the Company’s reportable segments included the Power Management segment, which designed, manufactured and marketed a wide range of commercial and industrial switching gear and distribution panels. Effective May 31, 2003, the Company divested this segment; accordingly, the operating results have been separately reported as discontinued operations.
     In February 2006, the Company signed a letter of intent to sell its Great Lakes Controlled Energy, which makes up the Building Control and Automation business, to the former owners of the company. The transaction is expected to close on or before March 31, 2006.

Electric City Corp.
Notes to Consolidated Financial Statements
     An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

Year ended December 31,	2005	2004	2003

Revenues:
Energy Technology	$3,699,373	$733,630	$2,064,097
Building Control and Automation	1,161,356	1,705,341	2,618,486
Intercompany sales — Energy Technology	(5,957)	(24,992)	(36,940)
Intercompany sales — Building Control and Automation	—	(1,344)	(13,810)

Total	4,854,772	2,412,635	4,631,833

Operating Loss:
Energy Technology	(4,578,753)	(2,386,678)	(1,975,441)
Building Control and Automation	(305,497)	(225,239)	(550,595)
Corporate	(1,443,871)	(1,920,755)	(1,573,896)

Total	(6,328,121)	(4,532,672)	(4,099,932)

Interest Expense, net	(544,617)	(626,690)	(355,359)

Loss from continuing operations	(6,872,738)	(5,159,362)	(4,455,291)

Depreciation and Amortization:
Energy Technology	592,271	50,257	47,425
Building Control and Automation	9,598	8,621	10,103
Power Management	—	—	53,104

Total	601,869	58,878	110,632

Capital Additions:
Energy Technology	530,925	149,603	19,474
Building Control and Automation	17,949	—	12,830
Power Management	—	—	—

Total	548,874	149,603	32,304

Total Assets:
Energy Technology	16,424,460	5,167,814	5,824,080
Building Control and Automation	674,514	1,311,506	1,529,547
Power Management	—	—	—

Total	$17,098,974	$6,479,320	$7,353,627

Electric City Corp.
Notes to Consolidated Financial Statements
Note 22 — Selected Quarterly Financial Data (unaudited)
     The following represents the Company’s unaudited quarterly results for fiscal 2005 and fiscal 2004. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.

	Fiscal 2005 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$741,274	$1,791,480	$1,312,584	$1,009,434	$4,854,772
Gross profit (loss)	472,313	101,575	(35,777)	(172,566)	365,545
Operating loss	(607,307)	(1,585,635)	(1,936,562)	(2,198,617)	(6,328,121)
Net loss	(675,257)	(1,824,634)	(2,014,095)	(2,358,752)	(6,872,738)
Preferred dividends	(334,800)	(339,000)	(344,000)	(833,545)	(1,851,345)
Net loss available to common shareholders	(1,010,057)	(2,163,634)	(2,358,095)	(3,192,297)	(8,724,083)
Basic and Diluted Loss Per Common Share	(0.02)	(0.05)	(0.05)	(0.06)	(0.18)

	Fiscal 2004 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$816,242	$555,537	$571,780	$469,076	$2,412,635
Gross profit (loss)	30,233	(41,545)	(53,312)	175,155	110,531
Operating loss	(997,406)	(1,016,015)	(1,220,143)	(1,299,108)	(4,532,672)
Net loss	(1,357,728)	(1,145,148)	(1,297,439)	(1,359,047)	(5,159,362)
Preferred dividends	(3,164,021)	(622,884)	(445,634)	(406,720)	(4,639,259)
Net loss available to common shareholders	(4,521,749)	(1,768,032)	(1,743,073)	(1,765,767)	(9,798,621)
Basic and Diluted Loss Per Common Share	(0.13)	(0.04)	(0.04)	(0.04)	(0.25)
Note 23 — Subsequent Events
     In January 2006, the Company made the decision to sell its subsidiary Great Lakes Controlled Energy Corporation (“Great Lakes”) back to the former owners of the Company. In February 2006 the parties signed a Letter of Intent which provided that the former owners would acquire all of the stock of Great Lakes in exchange for 212,904 shares of Electric City common stock. The Letter of Intent also provided that there would be a cash payment to either the buyer or the seller based on the adjusted net book value of Great Lakes on the date of closing. The transaction is expected to close on or before March 31, 2006.

ELECTRIC CITY CORP.
Schedule II — Valuation and Qualifying Accounts

		Additions/
		(recoveries)
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	adjustments	of period
Allowance for doubtful accounts:
Year ended December 31, 2003	$410,000	$(22,000)	$(2,000)	$(60,000)	$326,000
Year ended December 31, 2004	326,000	6,000	(133,000)	—	199,000
Year ended December 31, 2005	$199,000	$97,000	$(13,000)	$42,000	$325,000
Other adjustment of $(60,000) in 2003 resulted from the sale of Switchboard Apparatus, Inc.
Other adjustment of $42,000 in 2005 resulted from the acquisition of Maximum Performance Group, Inc.