Form 10-Q
period 2006-03-31
ELECTRIC CITY CORP
filed 2006-05-15
CIK 1065860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-16265

ELECTRIC CITY CORP.
(Exact name of registrant as specified in its charter)

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
Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐                     Accelerated Filer ☐                     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
51,297,120 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of March 31, 2006.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31
	2006	December 31,
	(unaudited)	2005(1)

Assets

Current Assets
Cash and cash equivalents	$1,898,775	$4,229,150
Accounts receivable, net	1,527,112	1,747,019
Inventories	1,449,804	1,457,789
Advances to suppliers	260,452	324,677
Costs and estimated earnings in excess of billings on uncompleted contracts	28,462	28,462
Prepaid expenses and other	273,875	207,480

Total Current Assets	5,438,480	7,994,577

Net Property and Equipment	2,462,625	2,514,196

Deferred Financing Costs	248,739	299,964
Intangibles, net	1,783,923	1,960,835
Cost in Excess of Assets Acquired	4,155,660	4,329,402

	$14,089,427	$17,098,974

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,
	2006	December 31,
	(unaudited)	2005(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$1,128,248	$2,000,000
Accounts payable	967,198	913,369
Current maturities of long-term debt	1,189,752	651,313
Accrued expenses	1,044,615	1,228,765
Notes payable	150,000	150,000
Deferred revenue	990,843	984,728
Customer deposits	1,387,477	1,419,919

Total Current Liabilities	6,858,133	7,348,094

Deferred Revenue	1,120,882	1,044,524

Long-Term Debt, less current maturities, net of unamortized discount of $825,875 and $898,409 at March 31, 2006 and December 31, 2005, respectively	3,738,513	4,328,719

Total Liabilities	11,717,528	12,721,337

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series E – 232,613 and 236,254 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively (liquidation value of $46,523,000 and $47,250,000 at March 31, 2006 and December 31, 2005, respectively)	2,327	2,363
Common stock, $.0001 par value; 200,000,000 shares authorized, 51,297,120 and 50,797,024 issued as of March 31, 2006 and December 31, 2005, respectively	5,131	5,081
Additional paid-in capital	64,719,667	64,768,814
Accumulated deficit	(62,355,226)	(60,398,621)

Total Stockholders’ Equity	2,371,899	4,377,637

	$14,089,427	$17,098,974

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended, March 31	2006	2005

Revenue	$1,146,345	$250,713

Expenses
Cost of sales	908,402	104,971
Selling, general and administrative	1,925,915	990,868

	2,834,317	1,095,839

Operating loss	(1,687,972)	(845,126)

Other Income (Expense)
Interest income	20,711	6,984
Interest expense	(267,919)	(74,815)

Total other expense	(247,208)	(67,831)

Loss from continuing operations	(1,935,180)	(912,957)

Discontinued Operations
(Loss) income from discontinued operations	(21,425)	237,700

Net Loss	(1,956,605)	(675,257)

Plus Preferred Stock Dividends	(615,290)	(334,800)

Net Loss Available to Common Shareholder	$(2,571,895)	$(1,010,057)

Basic and diluted loss per common share from continuing operations	(0.05)	(0.03)

Discontinued operations	—	0.01

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.02)

Weighted Average Common Shares Outstanding	51,156,828	41,766,577

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series E	Series E	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2005	50,797,024	$5,081	236,254	$2,363	$64,768,814	$(60,398,621)	$4,377,637
Conversion of Series E Preferred Stock	713,000	71	(7,130)	(71)	—	—	—
Shares received for sale of Great Lakes Controlled Energy Corporation	(212,904)	(21)	—	—	(193,722)	—	(193,743)
Cumulative dividends on preferred stock	—	—	—	—	(348,900)	—	(348,900)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	3,489	35	348,865	—	348,900
Share based compensation	—	—	—	—	144,610		144,610
Net loss for the three months ended March 31, 2006	—		—	—	—	(1,956,605)	(1,956,605)

Balance, March 31, 2006	51,297,120	$5,131	232,613	$2,327	$64,719,667	$(62,355,226)	$2,371,899

See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31	2006	2005

Cash Flow from Operating Activities

Net loss	$(1,956,605)	$(675,257)

Adjustments to reconcile net loss to net cash used in operating activities, net of dispositions
Depreciation and amortization	221,715	12,603
Provision for bad debts	14,415	—
Warrants issued in exchange for services received	—	129,700
Amortization of deferred financing costs	51,225	27,630
Amortization of original issue discount	72,534	13,842
Share based compensation	144,610	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	(89,394)	554,682
Inventories	(2,015)	(186,315)
Advances to suppliers	64,225	—
Other current assets	(80,322)	(47,548)
Accounts payable	258,758	(261,828)
Accrued expenses	(107,973)	(141,585)
Deferred revenue	198,989	(273,893)
Other current liabilities	(32,442)	—

Net cash used in operating activities	(1,242,280)	(847,969)

Cash Flows Used In Investing Activities
Sale of discontinued operations	(83,586)	—
Purchase of property and equipment	(9,704)	(122,309)

Net cash used in investing activities	(93,290)	(122,309)

Cash Flows Provided by Financing Activities
Borrowings (payments) on line of credit	(871,752)	2,000,000
Payment on long-term debt	(123,053)	(79,834)

Net cash provided by (used in) financing activities	(994,805)	1,920,166

Net (Decrease) Increase in Cash and Cash Equivalents	(2,330,375)	949,888

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$1,898,775	$2,739,696

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest — continuing operations	$167,884	$20,728
Cash paid during the periods for interest — discontinued operations	42	120

Supplemental Disclosures of Noncash Investing and Financing Activities:
Certain holders of Series E preferred stock converted 7,130 shares of Series E preferred stock into 713,000 shares of the Company’s common stock during the first quarter of 2006.
On April 3, 2006, effective as of March 31, 2006, the Company sold all of the outstanding capital stock of Great Lakes Controlled Energy Corporation (“Great Lakes”) for 212,904 shares of Electric City common stock. The common stock received at closing was valued at $193,743. The related assets and liabilities at the date of disposal were as follows:

Cash	$83,586
Accounts receivable	294,886
Inventory	10,000
Other current assets	10,788
Property and equipment	16,472
Cost in excess of assets acquired	173,742

Total assets sold	589,474

Accounts payable	(204,929)
Accrued expenses	(76,177)
Deferred revenue	(116,516)
Notes payable	(1,248)

Total liabilities assumed	(398,870)

Net assets sold	190,604

Value of shares received	193,743
Less amount due purchasers as post closing adjustment	(3,139)

Net value received	190,604

Loss on disposal of discontinued operations	$—
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
The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Management is in the process of seeking to raise additional funds and is continuing to work to improve profitability through efforts to expand of its business in both current and new markets. However, there is no assurance that the Company will be successful in obtaining additional funding in the future or in improving its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Electric City Corp. Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2 — Stock-based Compensation
Effective January 1, 2006, the Company adopted SFAS 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a shared based award (typically stock options) based on the fair value of the award. The Company has elected to use the “modified prospective” transition method for stock options granted prior to January 1, 2006, but for which the vesting period is not complete. Under this transition method the Company accounts for such awards on a prospective basis, with expense being recognized in its statement of operations beginning in the first quarter of 2006 and continuing over the remaining requisite service period based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to 2006 the Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the associated interpretations using the intrinsic method. Generally, no expense was recognized related to its stock options under this method because the stock options exercise price were set at the stock’s fair market value on the date the options were granted.

The following table illustrates the effect on the net loss and the net loss per share as if the Company had recognized compensation expense for stock options in accordance with the fair value based recognition provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R):

Three Months Ended
March 31, 2005
Net Loss, as reported	$(675,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—

Add: Total stock-based employee compensation expense determined under fair value based method for awards	(159,000)

Net Loss, pro-forma	(834,000)

Preferred stock dividends	(335,000)
Net Loss Available to Common Shareholder	$(1,169,000)

Net loss per share:
Basic and diluted – as reported	$(0.02)
Basic and diluted – pro forma	$(0.03)
The fair value of the option awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,	March 31,
	2006	2005
Significant assumptions (weighted average):
Risk-free rate	3.29%	4.94%
Dividend yield	0.00%	0.00%
Expected volatility	72.6%	98.9%
Expected life (years)	6.4	8.5
The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on historical exercise patterns, which the Company believes were representative of future behavior.
For the three month period ended March 31, 2006, the Company recognized $144,610 of share based compensation expense related to stock options. The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option. In calculating the compensation expense the Company has assumed a 15% forfeiture rate based on historical information. The subject stock options expire ten years after the date of grant.

Option activity under the Company’s stock option plans as of March 31, 2006 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2005	12,000,015	$0.84-$12.99	$3.10

Granted	875,000	$0.62-$1.00	$0.78
Forfeited	(128,749)	$1.00-$2.05	$1.33

Outstanding at March 31, 2006	12,746,266	$0.62-$12.99	$2.96

Options exercisable at March 31, 2006	11,162,938	$0.84-$12.99	$3.17
     The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	March 31, 2006	Life	Price	March 31, 2006	Price

$0.62 - $2.00	8,396,632	5.1 years	$1.12	6,981,636	$1.17
$2.01 - $4.00	488,334	7.0 years	2.52	453,334	2.54
$4.01 - $6.00	175,000	4.1 years	4.53	175,000	4.53
$6.01 - $8.00	3,634,000	4.0 years	7.09	3,500,668	7.09
$8.01 - $10.00	52,000	3.8 years	9.00	52,000	9.00
$10.01 - $13.00	300	4.9 years	12.99	300	12.99

	12,746,266	4.8 years	$2.96	11,162,938	$3.17

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2006 of $.64 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006 was $10,000. This amount will change based on changes in the fair market value of the Company’s common stock.
As of March 31, 2006, $368,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.
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
The Company also has entered into agreements in which it has contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, the Company installs Energy Saver units at participating host locations. The participating host locations receive the benefit of reduced electric usage through the operation of the units. The Company is able to further reduce electric demand requirements during periods of peak demand, providing nearly instantaneous control, measurement and verification of load reduction. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which the demand reduction is provided. During the three month period ended March 31, 2006 the Company recognized revenue of $10,407 on these contracts. The cost of the energy saver units currently at host locations under such VNPP programs is included in fixed assets and is being depreciated over the term these units will be used under the VNPP program contract.
Note 4 — Discontinued Operations
On April 3, 2006, the Company completed a Stock Purchase Agreement with Eugene Borucki and Denis Enberg (the “Purchasers”) in which it agreed to sell, effective as of March 31, 2006, all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to the Purchasers for 212,904 shares of Electric City common stock (the “Transaction”). The Stock Purchase Agreement provided that in the event that Great Lakes’ Adjusted Net Book Value (defined below), was less than $20,000, Electric City would make a cash payment to the Purchasers equal to the difference between the Adjusted Net Book Value and $20,000, and in the event that Great Lakes’ Adjusted Net Book Value exceeded $20,000 then the Purchasers would make a cash payment to Electric City equal to the amount by which the Adjusted Net Book Value exceeded $20,000. Adjusted Net Book Value was defined as net assets (excluding goodwill) less net liabilities (excluding inter-company debt), as such items were shown on the final closing date balance sheet. During May 2006, the Company and the Purchasers completed the calculation of the Adjusted Net Book Value and determined that the Company owed the Purchasers $3,139.
The 212,904 shares of Electric City common stock received from the Purchasers have been retired and become authorized but un-issued shares. For accounting purposes, the Company valued theses shares at $0.91 each, which is the average closing market price of the common stock for the five days prior to entering into the letter of intent to sell Great Lakes. The Company did not incur a gain or loss on the sale of Great Lakes.

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

	March 31,	December 31,
	2006	2005
Accounts receivable	$—	$439,456
Other current assets	—	45,287

Total current assets	—	484,743

Net property plant and equipment	—	16,028

Total assets	—	$500,771

Accounts payable	$—	$73,825
Accrued expenses	—	81,167
Current portion of long term debt	—	2,160
Deferred revenue	—	241,154
Customer deposits	—	50,000

Total current liabilities	—	448,306

Total liabilities	$—	$448,306

     The revenue and loss related to discontinued operations were as follows:

	Three Months Ended
	March 31
	2006	2005

Revenue	$485,787	$490,574

Net (loss) income	(21,425)	237,700
Note 5 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2006 and 2005 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended
	March 31
	2006	2005
Weighted average shares issuable upon exercise of outstanding options	12,548,635	11,220,515

Weighted average shares issuable upon exercise of outstanding warrants	16,171,325	11,181,021

Weighted average shares issuable upon conversion of preferred stock	23,269,472	22,324,953

Weighted average shares issuable upon conversion of convertible debt	5,622,290	1,071,429

Total	57,611,722	45,797,918

As discussed in Note 4 to the Company’s annual report for the year ended December 31, 2005, 2,492,229 shares of common stock are being held in escrow for the benefit of the selling shareholders of Maximum Performance Group (“MPG”) to be released over the two year period following the purchase of MPG (April 30, 2005) if it achieves certain revenue targets during the period. Any shares not issued to the selling shareholders will be returned to the Company at the end of the two year period. As of March 31, 2006, no shares had been released from escrow. These escrow shares have not been included in the calculation of the weighted average common shares outstanding since their release from escrow is contingent on achieving the revenue targets.

Note 6 — Warranty Obligations
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

	Three Months Ended
	March 31
	2006	2005
Balance, beginning of period	$208,300	$151,008

Warranties issued	13,500	32,048

Settlements	(33,546)	(10,632)

Balance, as of March 31	$188,254	$172,424

Note 7 — Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$835,705	$919,832

Finished goods	614,099	537,957

	$1,449,804	$1,457,789

Note 8 — Line of Credit
On February 28, 2005, the Company and Laurus Master Fund, Ltd. entered into an amendment to the revolving credit facility which among other things permitted the Company to borrow an amount in excess of the amount supported by the borrowing base (an “Overadvance”), up to the $2 million limit of the facility, and reduced the fixed conversion price on the revolving credit line to $1.05 per share. The Company borrowed the full $2 million on February 28, 2005. The Company was permitted to remain in the Overadvance position until January 1, 2006 (the “Overadvance Period”). The amended revolving loan agreement provided that the Overadvance Period would be extended on a month to month basis if the average closing price of the Company’s stock for the five last trading days of the prior month was greater than or equal to $1.16. The Overadvance Period was not extended on January 1, 2006, and during the first quarter of 2006, the Company reduced the outstanding balance on the revolver to $1,128,248 through the payment of $871,752 in cash. The Company may reborrow the amount repaid if it has sufficient borrowing base to support the borrowings. During April 2006 the Company paid the revolver down to $807,522 as a result of a further decline in its borrowing base. If at any time after the date the shares underlying the revolving credit facility are registered and the average closing price of the Company’s Common Stock for an eleven day period exceeds $1.21 per share (115% of the fixed conversion price), Laurus will be required to convert to common stock the lesser of the outstanding balance of the revolving credit line or 25% of the average aggregate dollar weighted trading volume of the Company’s Common Stock for the eleven days prior to the conversion (a “Mandatory Conversion”). Only one Mandatory Conversion can be effected in any 22 day period. The revolving line of credit will expire on September 1, 2006. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.
Note 9 — Dividends
Dividends are comprised of the following:

	Three Months Ended
	March 31
	2006	2005

Accrual of Dividend on Series E Convertible Preferred	$348,900	$334,800

Deemed dividend associated with change in exercise price of warrants issued to preferred investor	266,390	—

Total	$615,290	$334,800

Note 10 — Business Segment Information
Historically the Company had organized and managed its business in two distinct segments: the Energy Technology segment, and the Building Control and Automation segment. In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.
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
The Building Control and Automation segment was comprised of the Great Lakes Controlled Energy subsidiary, which provided integration of building and environmental control systems for commercial and industrial customers. Great Lakes Controlled Energy is headquartered in, and operates out of, its own facility located in Elk Grove Village, Illinois. The Company sold Great Lakes effective March 31, 2006.
With the sale of Great Lakes the Company considers all of its remaining operations to be in one segment: the Energy Technology Segment.

Note 11 — Equity Issuances
(a)	During the first three months of 2006, two holders of the Company’s Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 713,000 shares of common stock.
(b)	Effective March 31, 2006, the Company received 212,904 shares of its common stock as part of the sale of its Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg.
(c)	Effective March 31, 2006, the Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $348,900. The dividends were paid with 3,489 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.
Note 12 — Related Party Transactions
During January 2006, the Company entered into a consulting agreement with Parke Industries to provide sales and marketing consulting services. Parke Industries is a company owned by Daniel Parke, one of the Company’s directors. Pursuant to the consulting agreement the Company has agreed to pay Parke Industries $10,000 per month and to reimburse it for any expenses incurred as a result of its work. The initial term of the contract was for three months, but in March 2006, the Company’s Board agreed to extend the contact for an additional month. During the first quarter of 2006 the Company paid Parke Industries $22,308 pursuant to this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company’s actual results, performance and achievements in 2006 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.
Overview
We are a developer, manufacturer and integrator of energy savings technologies and an independent developer of scalable, negative power systems. We currently market the EnergySaver, the GlobalCommander and eMAC energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name Virtual “Negawatt” Power Plan or “VNPP”. Electric City is based in Elk Grove Village, Illinois and is traded on The American Stock Exchange under the symbol ELC. Our premier energy saving product is the EnergySaver system, which reduces energy consumed by lighting, typically by 20% to 30%, with minimal reduction in lighting levels. This technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we market primarily to utilities as a demand response system. We believe that the Electric City VNPP is the first demand response system to provide this level of control to a utility without requiring active customer participation and without impacting a customer’s operations or ability to do business. In May 2005, we acquired Maximum Performance Group, Inc. (“MPG”), a technology based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability.
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
A portion of our operating expense is relatively fixed, such as the cost of our facilities. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales. We have not consistently utilized the full manufacturing capacity of our facility and, therefore, believe that the fixed nature of some of our expenses would contribute to an increase in our gross margin in future periods if sales volumes increase. In particular we believe that our facility in Elk Grove Village can support a sales level of EnergySaver products of approximately $15 million per year without a significant further investment in fixed assets.

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
Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, our convertible term loans, a note payable, capitalized leases and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Fund Ltd. (“Laurus”), and the value of beneficial conversion feature attributed to the convertible term loans. In addition, interest expense includes amortization of deferred financing costs related to the credit facility with Laurus.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.
Our total revenue for the three-month period ended March 31, 2006 increased $895,632 or 357% to $1,146,345 as compared to $250,713 for the three month period ended March 31, 2005. Revenue of Maximum Performance Group, which was acquired effective April 30, 2005 was responsible for approximately $640,000, or 71% of the increase. The balance of the increase in revenue was the result of an increase in EnergySaver sales. EnergySaver units sales increased from two units during the first quarter of 2005 to 38 units during the first quarter of 2006. A significant portion of the unit sales during the first quarter of 2006 were made to one customer. The current contract with this customer is expected to be fulfilled during the second quarter of 2006. Most of the revenue recorded during the first quarter of 2005 was derived from a short term utility consulting engagement which ended in May 2005.
Cost of sales for the three-month period ended March 31, 2006 increased $803,431 or 765% to $908,402 from $104,971 for the three-month period ended March 31, 2005. The increase in cost of sales is due to the addition of MPG and the increase in EnergySaver sales. Gross profit for the first quarter of 2006 increased $92,201 to $237,943 from $145,742 in the first quarter of 2005, but the gross margin declined from 58% in 2005 to 21% in 2006. The gross margin in 2005 benefited from the one time utility consulting assignment. The 2006 gross margin is in the range of what we would expect to earn in future periods with similar levels of revenue. We hope that if the Company is able to increase revenue in future periods its gross margin will increase as certain fixed costs are spread over additional sales volume.
SG&A for the three-month period ended March 31, 2006 increased $935,047, or 94% to $1,925,915 from $990,868 for the three-month period ended March 31, 2005. The addition of MPG is responsible for approximately $735,000, or 79% of the increase. The adoption of SFAS 123(R) at Electric City was responsible for approximately $95,000 of the increase, while the balance of the increase was primarily the result of increases in sales commissions, taxes, and professional services. We expect our SG&A expense to increase slightly over the balance of the year as we add additional sales and operations people in an attempt to increase our sales of our Energy Technology products.

Other expense for the three-month period ending March 31, 2006 increased $179,377, to $247,208 from $67,831 for the three-month period ended March 31, 2005. Amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loans, which are included in interest expense, increased $80,131 to $121,603 during the first quarter of 2006 from $41,472 during the first quarter of 2005. The increase in amortization is due to the new $5 million term loan that we entered into in November 2005. The deferred issuance costs and debt discount are being amortized using the effective interest method, thus will decline as the outstanding balance on the term loans are repaid or converted. Other interest expense increased $112,973 primarily as a result of borrowings under the new term loan, higher average balances on the revolver and an increase in the prime rate. Interest income of $20,711 for the first quarter of 2006 was $13,727 higher than the $6,984 earned during the first quarter of 2005. The increase in interest income was due to higher average invested cash balances and increases in interest rates earned on the invested cash balances.
Dividend expense increased $280,490 to $615,290 for the quarter ended March 31, 2006, as compared to $334,800 for the quarter ended March 31, 2005. We accrued dividends on our Series E Convertible Preferred Stock of $348,900 and $334,800 during the first quarters ended March 31, 2006 and 2005, respectively. These dividends were satisfied through the issuance of additional shares of Series E Convertible Preferred Stock. During the first quarter of 2006 we were required to reduce the exercise price on warrants to purchase 4,064,830 shares of our common stock held by a preferred stock holder. The exercise price on the warrants was reduced to $0.62 per share from an average exercise price of $0.92 per share. This was because we issued stock options to our new CEO with an exercise price of $0.62 per share (which was the market price of our common stock on the date the options were issued). The warrant exercise price automatically adjusted to the same price. We compared the value of the warrants, as determined through the use of a modified Black-Sholes option pricing model, with the old exercise price to the value of the warrants with the reduced exercise price and determined that the reduction in the exercise price had increased the value of the warrants by $266,390. Since these warrants were issued as part of a security offering the increase in value was considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
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
As of March 31, 2006 we had cash and cash equivalents of $1,898,775 compared to $4,229,150 on December 31, 2005. Our debt obligations as of March 31, 2006 consisted of a convertible secured revolving loan of $1,128,248, a mortgage of $553,000 on our facility in Elk Grove Village Illinois, two convertible secured term notes totaling $5,186,790, notes payable to a former shareholder of MPG of $150,000, vehicle loans of $11,120 and capitalized leases of $3,230.
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

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Three months ended March 31,	2006	2005

Net cash used in operating activities	$(1,242,280)	$(847,969)
Net cash used in investing activities	(93,290)	(122,309)
Net cash provided by (used in) financing activities	(994,805)	1,920,166

Net (Decrease) Increase in Cash and Cash Equivalents	(2,330,375)	949,888

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$1,898,775	$2,739,696

Three months Ended March 31, 2006 Compared to Three months Ended March 31, 2005.
Net cash decreased $2,330,375 during the first three months of 2006 as compared to increasing $949,888 during the same period in 2005.
Operating Activities
Cash consumed by operating activities increased $394,311 or 47% to $1,242,280 during the first three months of 2006 as compared to consuming $847,969 during the same period in 2005. Cash used to fund the net loss before changes in working capital, increased $960,623 or 195%, to $1,452,105 during the first three months of 2006 from $491,482 during the same period in 2005. Approximately 60% of this increase is due to the increased SG&A associated with the addition of Maximum Performance Group, which was acquired effective April 30, 2005. Also contributing to the increase was the $259,125 decline in profitability of the Building Control and Automation segment. The balance of the increase in the cash used to fund the net loss before changes in working capital was due to an increase in interest expense and the completion of a one time consulting contract the Company worked on during the first five months of 2005.
Changes in working capital generated cash of $209,825 during the first three months of 2006 as compared to consuming cash of $356,487 during the first three months of 2005. Most of the improvement was due to increased eMAC sales during the quarter.
Investing Activities
Cash used in investing activities decreased $29,019 to $93,290 during the three-month period ending March 31, 2006, from $122,309 for the same period in 2005. Effective March 31, 2006 we sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of the company. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. Purchases of property and equipment declined $112,605 largely due to reduced investment in VNPP assets.

Financing Activities
Financing activities consumed cash of $994,805 during the first quarter of 2006 as compared to generating $1,920,166 during the first quarter of 2005. During January 2006, we were required to pay down $871,752 on our revolving line of credit to bring it into compliance with our borrowing base. We also made scheduled principal payments of $123,053 on our convertible term loan, mortgage, auto loans and capitalized leases during the quarter. During 2005 we generated $2 million in cash through borrowing on our line of credit, which was partially offset by scheduled principal payments on our term loan, mortgage and auto loan of $79,834.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of March 31, 2006 our cash balance was $1,898,775.
Cash used in operating activities declined for the third consecutive quarter and we expect continued improvements for the balance of 2006 due to an anticipated reduction in our net loss. We are continuing to work to reduce the cash consumed in operating activities during 2006 to a level of less than $3 million, as compared to $7.0 million consumed during 2005. Despite the expected reduction in our cash use we will need to raise additional capital within the next three to six months to continue to fund our operations until our cash flow improves to the point that we can support ourselves with internally generated cash flow. We have begun the process of seeking additional capital, which will most likely involve the sale of additional shares of our common stock.
Our ability to continue the development, manufacturing and expansion of sales of our products, including the EnergySaver, GlobalCommander and eMAC, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins on our products.
During the last four fiscal years we have raised net proceeds of approximately $34 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. As of March 31, 2006 our cash balance was $1,898,775. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for 2006:
•	Focus on increasing the commercial sales of our products. Key to this strategy is the integration of the Electric City and MPG sales forces with the intent that the integrated sales force will sell all of our products to current, prior and future customers. We believe that this change will increase our base of commercial opportunities and allow us to offer a broader array of energy solutions to our customers thereby increasing the value of each customer relationship. This reorganization of our sales staffs will involve the cross training of all of our sales people in the sale of the EnergySaver, eMAC and other energy conservation products and services. We also plan to hire additional sales people in an attempt to expand our commercial sales efforts.

•	Expand and improve the product line through internal development or acquisition. An expanded product line would allow us to offer additional solutions to our customers, thereby increasing the value of each customer relationship.

•	Aggressively manage our costs in order to conserve cash. We made some progress in reducing our costs during the last several years, but we plan to focus on eliminating redundant operations and leveraging the synergies available as a result of the acquisition of MPG to further reduce our costs.

•	Sell our Building Automation Controls business. This sale, which was completed effective March 31, 2006 will allow us to focus exclusively on the sale of our Energy Technology products and services and will reduce the cash consumed in future periods.

•	Secure additional capital to continue to fund operations until the business turns cash flow positive. Our ability to raise additional capital in the future will depend a great deal on our ability to make progress toward the goals outline above.
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage sometime in mid-2006 which could force us to scale back our growth plans, or, in the worst case, cease operations.
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
In late April 2006, we received a notice from the American Stock Exchange informing us that after a review of our most recent Annual Report on Form 10-K the Exchange has determined that we are not in compliance with Section 1003(a)(iii) of the Company Guide. Section 1003(a)(iii) requires a listed company to maintain shareholder equity of at least $6 million if it has sustained losses from continuing operations and/or new losses in its most recent five fiscal years. The Exchange’s notice requires us to submit a plan by May 22, 2006 advising the Exchange of action we have taken or will take that will bring the Company into compliance with the listing standards within eighteen months. The plan is required to include specific milestones, quarterly financial projections, and details related to any strategic initiatives we plan to complete. If we submit such a plan, the Exchange’s Listings Qualifications Department will evaluate the plan and make a determination as to whether we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards within specified timeframes, in which case the plan will be accepted. If the plan is accepted, we may be able to continue listing during the plan period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. We are in process of considering what action to take and preparing a response to the Exchange’s notice. If we fail to submit a plan within the required time, or if the plan is not accepted, we will be subject to delisting procedures. The fact that we are facing possible delisting may make it more difficult and/or expensive for us to raise capital.
Cautionary Note Regarding Forward-Looking Statements
This discussion includes forward-looking statements that reflect the Company’s current expectations about its future results, performance, prospects and opportunities. The Company has tried to identify these forward-looking statements by using words such as “may,” “expects,” “anticipates,” “believes,” “intends,” “hopes,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities in the remainder of 2006 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, the potential impact of our auditor’s “going concern” opinion, customers’ acceptance of our products, the Company’s use of licensed technologies, our new CEO’s limited operating and industry experience, risk of increased competition, the Company’s ability to achieve commercial scale development of products and technologies to satisfy customers demands and requirements, the risks associated with acquisitions, the need for additional financing and the terms and conditions of any financing that may be consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Electric City’s filings with the Securities and Exchange Commission. Except as required by Federal securities laws, Electric City undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure the Company has to market risk is the risk of changes in market interest rates. The interest rates on the Company’s debt facilities are variable and change with changes in the prime rate. The interest rates on the Company’s convertible term loans floats at between 1.75% and 2.00% over the prime rate, subject to floors of between 6.0% and 6.75%. The interest rate on our revolving loan is equal to prime plus 1.75%. The interest rate on the Company’s mortgage is equal to the prime rate plus 1/2%. As of March 31, 2006, the prime rate was 7.75%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage, term loans and revolving loan would increase by approximately $69,000.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In January 2006, Gullo USA, Inc., a former distributor, initiated arbitration proceedings against the Company with the American Arbitration Association in Chicago, to compel us to honor an alleged agreement to pay it commissions on any sales into five states awarded to it under a prior distributor agreement. We dispute the validity of the agreement, but have accrued potential commissions of approximately $35,000 which would be payable to Gullo through March 31, 2006 should the arbitrator rule against us. Additional commissions could be due Gullo in future periods for sales into the states of Kentucky, Tennessee, Missouri, Louisiana, and Virginia if the arbitrator rules in Gullo’s favor. We have begun discussions with Gullo to try to resolve the matter prior to the commencement of the arbitration hearings.
ITEM 1A. Risk Factors
If our common stock is delisted from the American Stock Exchange, the trading market for your stock may be reduced making it more difficult for you to sell your stock and making it more difficult for the Company to raise capital.
In late April 2006, we received a notice from the American Stock Exchange informing us that after a review of our most recent Annual Report on Form 10-K the Exchange has determined that we are not in compliance with Section 1003(a)(iii) of the Company Guide. Section 1003(a)(iii) requires a listed company to maintain shareholder equity of at least $6 million if it has sustained losses from continuing operations and/or new losses in its most recent five fiscal years. The Exchange’s notice provides for us to submit a plan by May 22, 2006 advising the Exchange of action we have taken or will take that will bring the Company into compliance with the listing standards within eighteen months. The plan is required to include specific milestones, quarterly financial projections, and details related to any strategic initiatives we plan to complete. If we submit such a plan, the Exchange’s Listings Qualifications Department will evaluate the plan and make a determination as to whether we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards within specified timeframes, in which case the plan will be accepted. If the plan is accepted, we may be able to continue listing during the plan period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. We are in process of considering what action to take and preparing a response to the Exchange’s notice. If we fail to submit a plan within the required time, or if a submitted plan is not accepted, we will be subject to delisting procedures.
If we are delisted from the American Stock Exchange (AMEX) it would be our intent to move to the Over The Counter Bulletin Board (OTCBB). The trading market for our common stock on the OTCBB may not be as active as it would be on the American Stock Exchange. This may make it more difficult for you to sell your shares and may increase the volatility of our stock price. In addition, the fact that we are facing possible delisting, or if we are delisted from the AMEX and move to the OCTBB, it may make it more difficult and/or expensive for us to raise capital.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	On March 8, 2006, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock for the calendar quarter ending March 31, 2006 to shareholders of record of the Series E Convertible Preferred Stock as of March 31, 2006. The dividends were paid with 3,489 additional shares of Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock is convertible into 100 shares of our common stock.
ITEM 6. Exhibits.
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CITY CORP.:

Dated: May 15, 2006	By:	/s/ David Asplund

David Asplund
Chief Executive Officer (principal
executive officer)

Dated: May 15, 2006	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)