Form 10-Q
period 2006-06-30
ELECTRIC CITY CORP
filed 2006-08-14
CIK 1065860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐      No ☑
49,286,611 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 14, 2006.

ELECTRIC CITY CORP.
FORM 10-Q
For The Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2006	December 31,
	(unaudited)	2005(1)

Assets

Current Assets
Cash and cash equivalents	$9,529,429	$4,229,150
Accounts receivable, net	2,186,467	1,747,019
Inventories	1,426,160	1,457,789
Advances to suppliers	208,919	324,677
Costs and estimated earnings in excess of billings on uncompleted contracts	28,462	28,462
Prepaid expenses and other	230,838	207,480

Total Current Assets	13,610,275	7,994,577

Net Property and Equipment	2,412,799	2,514,196

Deferred Financing Costs, net	—	299,964
Intangibles, net	4,887,828	1,960,835
Cost in Excess of Assets Acquired	8,689,401	4,329,402

	$29,600,303	$17,098,974

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2006	December 31,
	(unaudited)	2005(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$—	$2,000,000
Accounts payable	1,225,798	913,369
Current maturities of long-term debt	561,504	651,313
Accrued expenses	1,239,646	1,228,765
Notes payable	150,000	150,000
Deferred revenue	1,915,615	984,728
Customer deposits	1,319,941	1,419,919

Total Current Liabilities	6,412,504	7,348,094

Deferred Revenue	198,620	1,044,524

Long-Term Debt, less current maturities, net of unamortized discount of $0 and $898,409 at June 30, 2006 and December 31, 2005, respectively	35,591	4,328,719

Total Liabilities	6,646,715	12,721,337

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series E – 0 and 236,254 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively (liquidation value of $0 and $47,250,800 at June 30, 2006 and December 31, 2005, respectively)	—	2,363
Common stock, $.0001 par value; 200,000,000 shares authorized, 49,286,611 and 3,386,465 issued as of June 30, 2006 and December 31, 2005, respectively	4,929	339
Additional paid-in capital	89,963,703	64,773,556
Accumulated deficit	(67,015,044)	(60,398,621)

Total Stockholders’ Equity	22,953,588	4,377,637

	$29,600,303	$17,098,974

See accompanying notes to condensed consolidated financial statements
(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended June 30,	2006	2005

Revenues	$1,334,818	$1,550,089

Expenses
Cost of sales	973,481	1,445,400
Selling, general and administrative	2,057,257	1,578,315

	3,030,738	3,023,715

Operating loss	(1,695,920)	(1,473,626)

Other Income (Expense)
Interest income	8,058	18,303
Interest expense	(2,971,956)	(257,200)

Total other expense	(2,963,898)	(238,897)

Loss from continuing operations	(4,659,818)	(1,712,523)

Discontinued Operations
Loss from discontinued operations	—	(112,111)

Net Loss	(4,659,818)	(1,824,634)

Plus Preferred Stock Dividends	(23,732,435)	(339,000)

Net Loss Available to Common Shareholders	$(28,392,253)	$(2,163,634)

Basic and diluted loss per common share from:
Continuing operations	$(6.49)	$(0.64)

Discontinued operations	—	(0.04)

Basic and Diluted Net Loss Per Common Share	$(6.49)	$(0.68)

Weighted Average Common Shares Outstanding	4,373,236	3,195,194

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six months ended June 30,	2006	2005

Revenues	$2,481,163	$1,800,802

Expenses
Cost of sales	1,881,883	1,550,371
Selling, general and administrative	3,983,172	2,569,184

	5,865,055	4,119,555

Operating loss	(3,383,892)	(2,318,753)

Other Income (Expense)
Interest income	28,769	25,287
Interest expense	(3,239,875)	(332,015)

Total other expense	(3,211,106)	(306,728)

Loss from continuing operations	(6,594,998)	(2,625,481)

Discontinued Operations
(Loss) income from discontinued operations	(21,425)	125,589

Net Loss	(6,616,423)	(2,499,892)

Plus Preferred Stock Dividends	(24,347,725)	(673,800)

Net Loss Available to Common Shareholders	$(30,964,148)	$(3,173,692)

Basic and diluted loss per common share from:
Continuing operations	$(7.94)	$(1.10)

Discontinued operations	(0.01)	0.04

Basic and Diluted Net Loss Per Common Share	$(7.95)	$(1.06)

Weighted Average Common Shares Outstanding	3,894,505	2,990,951

See accompanying notes to condensed consolidated financial statements

ELECTRIC CITY CORP.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series E	Series E	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares (1)	Stock (1)	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2005	3,386,465	$339	236,254	$2,363	$64,773,556	$(60,398,621)	$4,377,637
Conversion of Series E Preferred Stock	21,695,879	2,170	(243,234)	(2,433)	263	—	—
Issuance of common stock (less issuance costs of $90,079)	17,875,000	1,787	—	—	17,783,134	—	17,784,921
Shares received for sale of Great Lakes Controlled Energy Corporation	(14,194)	(1)	—	—	(193,742)	—	(193,743)
Acquisition of Parke P.A.N.D.A Corporation	5,000,000	500	—	—	4,999,500	—	5,000,000
Cumulative dividends on preferred stock	—	—	—	—	(698,000)	—	(698,000)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	6,980	70	697,930	—	698,000
Conversion of revolver	950,865	95	—	—	951,882	—	951,977
Beneficial value of adjustment in conversion price of revolver	—	—	—	—	950,865	—	950,865
Term loan liquidated damages satisfied through the issuance of common stock	161,096	16	—	—	185,244	—	185,260
Termination of post repayment interest obligation	231,500	23	—	—	266,202	—	266,225
Share based compensation		—	—	—	—	246,869	246,869
Net loss for the six months ended June 30, 2006	—	—	—	—	—	(6,616,423)	(6,616,423)

Balance, June 30, 2006	49,286,611	$4,929	—	$—	$89,963,703	$(67,015,044)	$22,953,588

(1)	Adjusted for 1 for 15 reverse split of common stock effected on June 15, 2006
See accompanying notes to condensed consolidated financial statements.

ELECTRIC CITY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30	2006	2005

Cash Flow from Operating Activities

Net loss	$(6,616,423)	$(2,499,892)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions and dispositions
Depreciation and amortization	406,532	159,500
Warrants issued in exchange for services received	—	319,800
Liquidated damages satisfied through issuance of common stock	185,260	—
Amortization of deferred financing costs	299,964	50,996
Amortization of original issue discount	898,409	25,547
Termination of post repayment interest and interest converted to common stock	274,747	—
Beneficial value of revolver adjustment in conversion price	950,865	—
Share based compensation	246,869	—
Loss on disposal of fixed assets	93,861	—
Changes in assets and liabilities, net of acquisitions and dispositions
Accounts receivable	(23,869)	634,168
Inventories	164,418	(285,318)
Advances to suppliers	115,758	21,276
Other current assets	(30,197)	(189,094)
Accounts payable	178,822	(880,886)
Accrued expenses	(2,513)	(272,545)
Deferred revenue	201,499	(218,480)
Other current liabilities	(100,346)	(78,398)

Net cash used in operating activities	(2,756,344)	(3,213,326)

Cash Flows Used In Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(2,849,762)	(1,644,419)
Sale of discontinued operations	(83,586)	—
Purchase of property and equipment	(12,544)	(201,814)

Net cash used in investing activities	(2,945,892)	(1,846,233)

Cash Flows Provided by Financing Activities
(Payments) borrowings on lines of credit	(1,456,545)	2,000,000
Payment on long-term debt	(5,325,861)	(212,404)
Proceeds from issuance of common stock	17,875,000	5,625,000
Issuance costs related to stock issuances	(90,079)	(216,787)

Net cash provided by financing activities	11,002,515	7,195,809

Net Increase in Cash and Cash Equivalents	5,300,279	2,136,250

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$9,529,429	$3,926,058

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest — continuing operations	$370,927	$80,818
Cash paid during the periods for interest — discontinued operations	42	221

Supplemental Disclosures of Noncash Investing and Financing Activities:
Holders of Series E preferred stock converted 243,234 shares of Series E preferred stock into 21,695,879 shares of the Company’s common stock during the six months ended June 30, 2006.
Laurus Master Fund, Ltd. elected to convert $943,455 outstanding on the Company’s line of credit into 943,455 shares of the Company’s common stock in June 2006.
On June 30, 2006, the Company purchased Parke P.A.N.D.A. Corporation for $2,849,762 in cash (net of cash acquired of $1,710 and including transaction costs of $131,472), and 5,000,000 shares of Electric City common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$1,710
Accounts receivable	710,465
Inventory	142,789
Other current assets	7,088
Property and equipment	79,917
Identifiable intangible assets	3,250,000
Cost in excess of assets acquired	4,533,741

Total assets acquired	8,725,710

Line of credit	(400,000)
Accounts payable	(338,536)
Accrued expenses	(89,571)
Notes payable	(45,763)
Other current liabilities	(368)

Total liabilities assumed	(874,238)

Net assets acquired	7,851,472

Less valuation of shares issued for acquisition	(5,000,000)
Acquisition costs	(131,472)

Total cash paid	$2,720,000
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
The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Management has recently raised additional funds and is continuing to work to improve profitability through efforts to expand its business in both current and new markets. However, there is no assurance that the Company will be successful in improving its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
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

The following table illustrates the effect on the net loss and the net loss per share as if the Company had recognized compensation expense for stock options in accordance with the fair value based recognition provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net Loss, as reported	$(1,825,000)	$(2,500,000)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—

Add: Total stock-based employee compensation expense determined under fair value based method for awards	(345,000)	(504,000)

Net Loss, pro-forma	(2,170,000)	(3,004,000)
Preferred stock dividends	(339,000)	(674,000)

Net Loss Available to Common Shareholders	$(2,509,000)	$(3,678,000)

Net loss per share:
Basic and diluted – as reported	$(0.68)	$(1.06)
Basic and diluted – pro forma	$(0.79)	$(1.23)
The fair value of the option awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Significant assumptions (weighted average):
Risk-free rate	4.90%	2.93%	4.47%	2.81%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	85.3%	43.7%	77.7%	44.2%
Expected life (years)	5.2	5.7	5.5	5.7
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
The Company recognized $102,259 and $246,869 of share based compensation expense related to stock options during the three month and six month periods ended June 30, 2006, respectively. The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option. In calculating the compensation expense the Company has assumed a 15% forfeiture rate based on historical information. The subject stock options expire ten years after the date of grant.

Option activity under the Company’s stock option plans as of June 30, 2006 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
Three months ended June 30, 2006	Shares	Share	Price

Outstanding at March 31, 2006	849,735	$9.30-$194.85	$44.36

Granted	316,668	$1.10-$15.00	$6.18
Forfeited	(80,887)	$12.60-$105.00	$43.53

Outstanding at June 30, 2006	1,085,516	$1.10-$194.85	$39.40

Options exercisable at June 30, 2006	694,074	$15.00-$194.85	$47.81
Option activity under the Company’s stock option plans as of June 30, 2006 and changes during the six months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
Six months ended June 30, 2006	Shares	Share	Price

Outstanding at December 31, 2005	801,652	$12.60-$194.85	$46.47

Granted	373,335	$1.10-$15.00	$7.01
Forfeited	(89,471)	$12.60-$105.00	$41.27

Outstanding at June 30, 2006	1,085,516	$1.10-$194.85	$39.40

Options exercisable at June 30, 2006	694,074	$15.00-$194.85	$47.81

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding (1)			Options Exercisable (1)
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price (1)	June 30, 2006	Life	Price ($)	June 30, 2006	Price ($)

TBD (2)	200,000	9.6 years	(2)	—	(2)
$1.10 - $2.00	46,667	10.0 years	1.10	—	—
$2.01 - $10.00	100,000	9.6 years	9.30	—	—
$10.01 - $20.00	396,114	4.4 years	16.20	354,227	16.33
$20.01 - $30.00	79,443	4.2 years	25.75	78,888	25.74
$30.01 - $50.00	27,553	7.3 years	34.16	25,220	34.17
$50.01 - $194.85	235,739	3.6 years	103.95	235,739	103.95

	1,085,516	6.0 years	$39.40	694,074	$47.81

(1)	All quantities and exercise prices have been adjusted for a 1 for 15 reverse stock split effected on June 15, 2006.

(2)	The exercise price on these options will be set on a future date. The exercise price on 100,000 shares will equal the average closing price of the Company’s stock for the 30 trading days prior to January 22, 2007, and the exercise price on the remaining 100,000 shares will equal the average closing price of the Company’s stock for the 30 trading days prior to January 22, 2008.
The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2006 of $1.10 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006 was $0. This amount will change based on changes in the fair market value of the Company’s common stock.
As of June 30, 2006, $286,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.95 years.
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
The Company also has entered into agreements in which it has contracted with utilities to establish a Virtual “Negawatt” Power Plan (“VNPP”). Under these contracts, the Company installs EnergySaver units at participating host locations. The participating host locations receive the benefit of reduced electric usage through the operation of the units. The Company is able to further reduce electric demand requirements during periods of peak demand, providing remote control, measurement and verification of load reduction. The utility companies will pay the Company for the availability of this demand reduction and the Company will recognize revenue under these contracts over the period for which the demand reduction is provided. During the three month and six month periods ended June 30, 2006 the Company recognized revenue of $13,457 and $23,864, respectively on these contracts. The cost of the EnergySaver units currently at host locations under such VNPP programs is included in fixed assets and is being depreciated over the term these units will be used under the VNPP program contract.
Note 4 – Discontinued Operations
On April 3, 2006, the Company completed a Stock Purchase Agreement with Eugene Borucki and Denis Enberg (the “Purchasers”) in which it agreed to sell, effective as of March 31, 2006, all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to the Purchasers for 14,194 shares of Electric City common stock (adjusted for the reverse split effected June 15, 2006). The Stock Purchase Agreement provided that in the event that Great Lakes’ Adjusted Net Book Value (defined below), was less than $20,000, Electric City would make a cash payment to the Purchasers equal to the difference between the Adjusted Net Book Value and $20,000, and in the event that Great Lakes’ Adjusted Net Book Value exceeded $20,000 then the Purchasers would make a cash payment to Electric City equal to the amount by which the Adjusted Net Book Value exceeded $20,000. Adjusted Net Book Value was defined as net assets (excluding goodwill) less net liabilities (excluding inter-company debt), as such items were shown on the final closing date balance sheet. During May 2006, the Company and the Purchasers completed the calculation of the Adjusted Net Book Value and determined that the Company owed the Purchasers $3,139.
The 212,904 shares of Electric City common stock received from the Purchasers have been retired and become authorized but un-issued shares. For accounting purposes, the Company valued these shares at $0.91 each, which is the average closing market price of the common stock for the five days prior to entering into the letter of intent to sell Great Lakes. The Company did not incur a gain or loss on the sale of Great Lakes, however it did incur an impairment charge of $242,830 in December 2005 when it reduced the carrying value of the goodwill associated with Great Lakes in anticipation of the sale.

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

	June 30,	December 31,
	2006	2005
Accounts receivable	$—	$439,456
Other current assets	—	45,287

Total current assets	—	484,743

Net property plant and equipment	—	16,028
Total assets	—	$500,771

Accounts payable	$—	$73,825
Accrued expenses	—	81,167
Current portion of long term debt	—	2,160
Deferred revenue	—	241,154
Customer deposits	—	50,000

Total current liabilities	—	448,306

Total liabilities	$—	$448,306

The revenue and loss related to discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenue	$—	$241,391	$485,787	$731,965
Net (loss) income	—	(112,111)	(21,425)	125,589
Note 5 – Acquisition of Parke P.A.N.D.A. Corporation
On June 30, 2006, Electric City entered into an agreement by and among the Company, Parke Acquisition, LLC, a wholly-owned subsidiary of Electric City (“Merger Subsidiary”), Parke P.A.N.D.A. Corporation (“Parke”), Daniel Parke and Daniel W. Parke and Michelle A. Parke as Trustees under The Parke Family Trust, in which it acquired Parke pursuant to the merger of Parke with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Parke Industries, LLC.
The merger consideration consisted of $2,720,000 in cash and 5,000,000 shares of Electric City common stock, all of which was paid to The Parke Family Trust, the sole stockholder of Parke, which is beneficially owned by Daniel Parke and his spouse, Michelle A. Parke, who are also the trustees of such Trust. As a result of the merger, Merger Subsidiary became responsible for the liabilities of Parke, including $400,000 due on its line of credit and approximately $46,000 in various vehicle loans. The acquisition will be recorded using the purchase method of accounting.

Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Parke has 30 employees and is headquartered in Glendora, California with offices in Danville and Carmel, California.
Dan Parke, the president and founder of Parke continues to serve as the President of Parke and as of June 30, 2006 also assumed the position of President and Chief Operating Officer of Electric City. Mr. Parke also continues to serve as a director of Electric City.
The assets acquired and liabilities assumed in the acquisition are as follows:

Accounts receivable	$710,465
Inventory	142,789
Other current assets	7,088
Net property and equipment	79,917
Identifiable intangible assets	3,250,000
Goodwill	4,533,741

Line of credit	400,000
Accounts payable	338,536
Accrued expenses	89,571
Notes payable	45,763
Other current liabilities	368
Utilizing an independent third party valuation firm, the Company has assessed the fair values of assets and liabilities of Parke and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $620,000 of the Parke purchase price to identifiable intangible assets with definitive lives such as customer contracts, sales pipeline and the non-compete agreement with Dan Parke. This amount has been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. It also allocated $2,630,000 to the Parke trade name, which will not be amortized. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life
Non-compete agreement	$362,000	2 Years
Customer contracts	206,000	1 month
Sales pipeline	52,000	5 months
Trade name	2,630,000	Indefinite

The acquisition was recorded using the purchase method of accounting, accordingly, none of the results of the Parke’s operations have been included in the consolidated statement of operations. Unaudited pro forma results of operations for the three and six months ended June 30, 2006 for the Company and Parke, assuming the acquisition took place on January 1, 2006, are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Revenue:
As Reported	$1,334,818	$2,481,163
Proforma	2,211,728	4,364,993

Net Loss From Continuing Operations:
As Reported	(4,659,818)	(6,594,998)
Pro-forma	(5,056,402)	(6,773,211)

Basic and Diluted Loss per Share From Continuing Operations:
As Reported	(6.49)	(7.94)
Pro-forma	(2.38)	(2.68)
Note 6 — Cost in Excess of Assets Acquired
Changes in goodwill during 2006 are as follows:

	Building
	Control	Energy	Energy
	and Automation	Technology	Services	Total
Balance at December 31, 2005	$173,742	$4,155,660	$—	$4,329,402

Sale of Great Lakes Controlled Energy Corporation	(173,742)		—	(173,742)

Acquisition of Parke P.A.N.D.A. Corporation	—	—	4,533,741	4,533,741

Balance at June 30, 2006	$—	$4,155,660	$4,533,741	$8,689,401
Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.

Note 7 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or six months ended June 30, 2006 and 2005 because the effect would be antidilutive.
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive (all quantities have been adjusted for the 1 for 15 reverse stock split effected on June 15, 2006):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Weighted average shares issuable upon exercise of outstanding options	870,000	777,000	853,000	762,000
Weighted average shares issuable upon exercise of outstanding warrants	1,074,000	916,000	1,076,000	831,000
Weighted average shares issuable upon conversion of preferred stock (1)	1,517,000	1,507,000	1,534,000	1,497,000
Weighted average shares issuable upon conversion of convertible debt (2)	339,000	149,000	357,000	110,000

Total	3,800,000	3,349,000	3,820,000	3,200,000

(1)	All of the outstanding shares of convertible preferred stock were converted to common stock on June 29, 2006.

(2)	All of the convertible debt was retired or converted into common stock on June 29, 2006.
As discussed in Note 4 to the Company’s annual report for the year ended December 31, 2005, 166,149 shares of common stock (split adjusted) are being held in escrow for the benefit of the former shareholders of Maximum Performance Group (“MPG”) to be released over the two year period following the acquisition of MPG on April 30, 2005 if MPG achieves certain revenue targets during the period. Any shares not issued to the selling shareholders will be returned to the Company at the end of the two year period. As of June 30, 2006, no shares had been released from escrow. These escrow shares have not been included in the calculation of the weighted average common shares outstanding since their release from escrow is contingent on achieving the revenue targets.

Note 8 — Warranty Obligations
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Balance, beginning of period	$188,254	$172,424	$208,300	$151,008
Warranties issued	15,750	49,750	29,250	81,798
Settlements	(11,423)	(15,279)	(44,969)	(25,911)

Balance, as of June 30	$192,581	$206,895	$192,581	$206,895

Note 9 — Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$917,991	$919,832
Finished goods	508,169	537,957

	$1,426,160	$1,457,789

Note 10 — Line of Credit
On June 29, 2006, Laurus Master Fund, Ltd. exercised its right to convert all of the outstanding balance on the Company’s line of credit of $943,455 plus $7,410 in accrued interest into 950,865 shares of the Company’s common stock, and the line was terminated. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share: the price at which we issued shares of common stock in the PIPE Transaction. Laurus would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment, which was capped at the amount converted including the accrued interest, was recorded as interest expense in the amount of $950,865.

Note 11 — Term Loan Repayment
On June 29, 2006, the Company repaid the outstanding balances on its two term loans held by Laurus Master Fund, Ltd. (“Laurus”), along with accrued interest thereon and related prepayment penalties and fees. The total cash payment to Laurus made on June 29, 2006 was as follows:

Principal	$5,038,030
Interest through the date of repayment	40,568
Prepayment penalties	516,071
Related fees	6,749

Total payment	$5,601,418

Note 12 — Dividends
Dividends are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Accrual of Dividend on Series E Convertible Preferred	$349,100	$339,000	$698,000	$673,800
Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock	23,085,467	—	23,085,467	—
Deemed dividend associated with change in exercise price of warrants issued to the preferred investors	297,868	—	564,258	—

Total	$23,732,435	$339,000	$24,347,725	$673,800

Note 13 — Business Segment Information
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
With the sale of Great Lakes in March 2006 the Company considers all of its remaining operations for the period covered by this report to be in one segment: the Energy Technology Segment. In future periods the results of Parke will be reported as a separate segment.
Note 14 — AMEX Delisting
On April 21, 2006, the Company received a notice from the American Stock Exchange informing it that after a review of the Company’s most recent Annual Report on Form 10-K the Exchange had determined that the Company was not in compliance with Section 1003(a)(iii) of the Exchange’s Company Guide. Section 1003(a)(iii) requires a listed company to maintain shareholder equity of at least $6 million if it has sustained losses from continuing operations and/or new losses in its most recent five fiscal years. On May 22, 2006, the Company notified the American Stock Exchange of its decision to delist its common stock from the Exchange. On June 12, 2006, the Company’s common stock began trading on the OTC Bulletin Board under the ticker symbol “ELCC”.
Note 15 — Reverse Split
On June 15, 2006, the Company effected a 1 for 15 reverse split of its common stock. As a result of the reverse split the number of outstanding shares of its common stock was reduced from 53,789,349 to 3,585,957 shares and the number of common shares into which the Series E preferred stock could be converted was reduced from 23,261,300 shares to 1,550,753 shares. On the effective date of the reverse stock split the Company’s ticker symbol changed to “ELCY”.
Note 16 — Equity Issuances
a)	During the first three months of 2006, two holders of the Company’s Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 47,533 shares of common stock (quantity adjusted for the reverse split).

b)	Effective March 31, 2006, the Company received 14,194 shares of its common stock as part of the sale of its Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg (quantity adjusted for the reverse split).

c)	On June 29, 2006, in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of the Company’s Series E Convertible Stock, for an aggregate purchase price of $17,875,000, 17,875,000 shares of the Company’s common stock (the “PIPE Transaction”). The Company used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke; approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd.; $400,000 to pay off Parke’s line of credit and $90,079 for transaction related costs. The balance of the gross proceeds of approximately $9 million will be used by the Company for working capital and other general corporate purposes.

d)	Concurrently with the closing of the PIPE Transaction pursuant to the Securities Purchase Agreement described in Note 16(c), the holders of all of the Company’s outstanding Series E Preferred Stock converted such shares into 21,648,346 shares of the Company’s common stock, and agreed that, upon the conversion, all agreements related to the Preferred Stock would be terminated. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of the Company’s common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E. The value of these additional shares of $23,085,467 (valued at the market price of $1.15 per share) was treated as a deemed dividend which the Company recorded by offsetting a dividend charge to additional paid-in capital, without any effect on total stockholders equity.

e)	A number of the Company’s common stock warrants, most of which are held by former holders of the Company’s Series E Convertible Preferred Stock, contain antidilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share. The Company compared the value of the warrants prior to the adjustment to the value of the warrants after the adjustment, using a modified Black-Scholes Option Pricing Model, and determined that the value had increased $297,868. The weighted average assumptions used for this analysis were as follows: risk free rate of 5.04%, expected volatility of 109.4%, expected dividend of $0 and expected life of 2.2 years. This increase in value was treated as a deemed dividend and recorded by offsetting a dividend charge to additional paid-in-capital, without any effect on total stockholders equity.

f)	Immediately following completion of the PIPE Transaction and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 950,865 shares of the Company’s common stock. In addition, in consideration of the issuance by the Company of 392,596 shares of common stock, Laurus agreed to a) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and b) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.

g)	During the first six months of 2006, the Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $698,000. The dividends were paid with 6,980 additional shares of Series E Convertible Preferred Stock. These Series E shares were converted into common stock on June 29, 2006.
Note 17 — Related Party Transactions
During January 2006, the Company entered into a consulting agreement with Parke Industries to provide sales and marketing consulting services. Parke Industries is a company owned by Daniel Parke, one of the Company’s directors. Pursuant to the consulting agreement the Company agreed to pay Parke Industries $10,000 per month and to reimburse it for any expenses incurred as a result of its work. The Company paid Parke Industries a total of $61,155 during the six months ended June 30, 2006. This agreement was terminated in May 2006.

As described in Note 16(c), on June 29, 2006 the Company completed a sale of shares of its common stock to a group of 17 investors, including 10 holders of its Series E Preferred Stock (the PIPE Transaction). Three of the Series E Preferred stockholders are members of the Company’s Board of directors. Also, on June 30, 2006, the Company acquired Parke, a company owned by Daniel Parke, another of its directors.
Due to potential conflicts of interest resulting from (i) the beneficial ownership of Parke by Daniel Parke, and (ii) certain members of the Company’s Board beneficially owning shares of Series E Convertible Preferred Stock and agreeing to purchase shares of common stock in the PIPE Transaction and concurrently convert their shares of Series E Convertible Preferred Stock into shares of the Company’s common stock, the Company’s board established a special committee comprised solely of disinterested, independent directors to review, negotiate and approve the acquisition of Parke and the PIPE Transaction. The special committee retained an investment bank to act as its financial advisor and outside counsel to assist it in its review of these transactions. The investment bank reviewed the terms and conditions of the proposed acquisition of Parke and delivered to the special committee an opinion to the effect that the purchase price paid for Parke was fair to the Company from a financial point of view. It also provided information, advice and analysis on the structure and pricing of the PIPE Transaction and a proposed rights offering. Outside counsel assisted the special committee in its review of these transactions and advised the committee on its duties and responsibilities. After considering all of the information it had gathered, the committee concluded that these transactions were in the best interests of the Company and its stockholders and approved the Parke acquisition and the PIPE Transaction.

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
Overview
We are a developer, manufacturer and integrator of energy savings technologies and services, and an independent developer of scalable, negative power systems. We currently market the EnergySaver, the GlobalCommander and eMAC energy conservation technologies, as well as our independent development of scalable, negative power systems under the trade name Virtual “Negawatt” Power Plan or “VNPP”. Electric City is based in Elk Grove Village, Illinois and is traded through the OTC Bulletin Board under the symbol ELCY. Our premier energy saving products are the EnergySaver system, which reduces energy consumed by lighting, and the eMAC line of HVAC controllers. The EnergySaver technology has applications in commercial buildings, factories and office structures, as well as street lighting and parking lot lighting. Combining the technologies of the EnergySaver and GlobalCommander led to the development of our Virtual “Negawatt” Power Plan concept, which is essentially a negative power system which we market primarily to utilities as a demand response system. In May 2005, we acquired Maximum Performance Group, Inc. (“MPG”), a technology based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability. On June 30, 2006, we acquired Parke P.A.N.D.A. Corporation, an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users.
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
During the first six months of 2006, SG&A also included $185,260 in liquidated damages owed to Laurus as a result of our failure to register shares of common stock that the November 2005 convertible term loan were convertible into.
Interest expense includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, our convertible term loans, a note payable, capitalized leases and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of the debt discount which includes the fair value of the warrants issued to Laurus, and the value of beneficial conversion feature attributed to the convertible term loans. In addition, interest expense includes amortization of deferred financing costs related to the credit facility with Laurus.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.
Our total revenue for the three-month period ended June 30, 2006 decreased $215,271 or 13.9% to $1,334,818 as compared to $1,550,089 for the three month period ended June 30, 2005. EnergySaver related revenue declined approximately $600,000, to $740,000 as a result of a decline in EnergySaver unit sales. EnergySaver unit sales declined 65% to 38 units during the second quarter of 2006 due to delays in component shipments and turnover in sales personnel. The second quarter EnergySaver related revenues included revenue of $162,500 related to the cancellation of a non-performing EnergySaver distributorship. Sales at MPG, which was acquired effective April 30, 2005, increased approximately $385,000, or 180% to approximately $600,000. Approximately 75% of the increase in MPG’s revenue was the result of increased eMAC sales, while the remaining 25% was due to the inclusion of an additional month’s sales.
Cost of sales for the three-month period ended June 30, 2006 decreased $471,919 or 32.6% to $973,481 from $1,445,400 for the three-month period ended June 30, 2005. The decrease in cost of sales is due to the reduction in EnergySaver sales, partially offset by the increase in eMAC sales. Gross profit for the second quarter of 2006 increased $256,648 to $361,337 from $104,689 in the second quarter of 2005, and the gross margin increased from 6.8% in 2005 to 27.1% in 2006. Adjusting for the revenue related to the termination of the EnergySaver distributorship, the gross profit increased approximately $94,148, or 89.9% to $198,837 from $104,689 earned in 2005, while the gross profit margin increased from 6.8% to 17.0%. The increase in gross profit and gross margin was the result of increased eMAC sales. We believe that if we are able to increase sales of EnergySavers and/or eMACs in future periods our gross margin will continue to improve as certain fixed costs are spread over additional sales volume.

SG&A for the three-month period ended June 30, 2006 increased $478,942, or 30.4% to $2,057,257 from $1,578,315 for the three-month period ended June 30, 2005. The inclusion of a full three months of SG&A at MPG added approximately $200,000 to our consolidated SG&A, while the adoption of SFAS 123(R) at Electric City added approximately $80,000 to SG&A. We also incurred legal expenses during the most recent quarter that were approximately $200,000 higher than the prior year. We expect our SG&A expense to increase slightly during the second half of the year due to the acquisition of Parke and as we add additional sales and operations people in an attempt to increase our sales of our products and services.
Other expense for the three-month period ending June 30, 2006 increased $2,725,001, to $2,963,898 from $238,897 for the three-month period ended June 30, 2005. Interest expense increased $2,714,756 to $2,971,956 during the three months ended June 30, 2006 from $257,200 during the same period during 2005. The components of interest expense for the three month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30
	2006	2005
Contractual interest	$164,181	$62,129
Amortization of deferred issuance costs and debt discount	1,074,614	35,071
Value of warrant	—	160,000
Value of adjustment in conversion price	950,865	—
Prepayment penalties	516,071	—
Termination of post re-payment interest obligation	266,225	—

Total Interest Expense	$2,971,956	$257,200

Contractual interest expense (the interest on outstanding loan balances) increased $102,052 or 164% to $164,181 during the second quarter of 2006 from $62,129 as a result of higher average outstanding balances and higher average interest rates. Amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loans, which are included in interest expense, increased $1,039,543 to $1,074,614 during the second quarter of 2006 from $35,071 during the second quarter of 2005. With the repayment of all of the Laurus loans in June 2006, we were required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $978,525. The second quarter 2006 interest expense also includes prepayment penalties of $516,071 for the early repayment of the Laurus term loans and $266,225 for the cost of terminating the obligation to pay Laurus a portion of the cash flows generated by certain VNPP projects for the next five years. Upon the closing of the PIPE Transaction and repayment of the term loans in June 2006, Laurus elected to convert the outstanding balance on the revolving note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share: the price at which we issued shares as part of the PIPE Transaction. Laurus would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
During April 2005 we issued a warrant to purchase 400,000 shares of our common stock to Laurus in exchange for its consent to a private equity issuance and acquisition of MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant was valued at $160,000 using a modified Black-Scholes option pricing model and charged to interest expense during the period.

Interest income earned during the three months ended June 30, 2006 declined $10,245 to $8,058 from the $18,303 earned in the year earlier period. The decrease in interest income was due to lower average invested cash balances, partially offset by higher interest rates earned on the invested cash balances.
Effective March 31, 2006, we sold all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to its former owners. As required by SFAS 144 we have presented the operating results for this business as discontinued operations. During the three month period ended June 30, 2005 Great Lakes recorded an operating loss of $112,111.
Dividend expense increased $23,393,435 to $23,732,435 for the quarter ended June 30, 2006, as compared to $339,000 for the quarter ended June 30, 2005. We accrued dividends on our Series E Convertible Preferred Stock of $349,100 and $339,000 during the quarters ended June 30, 2006 and 2005, respectively. These dividends were satisfied through the issuance of additional shares of Series E Convertible Preferred Stock. On June 29, 2006, in connection with the PIPE Transaction, all of the outstanding shares of Series E Convertible Preferred stock converted into shares of common stock. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of our common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E. The value of these additional shares of $23,085,467 (valued at the market price of $1.15 per share) was recorded as a deemed dividend during the quarter. Also a number of our common stock warrants held primarily by the former holders of our Series E Convertible Preferred Stock contain antidilution provisions that automatically adjust the exercise price on such warrants to the price at which of any security is issued or convertible into our common stock if the price is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction at $1.00 per share caused the exercise price on these warrants to automatically be reduced to $1.00 per share. We compared the value of the warrants prior to the adjustment to the value of the warrants after the adjustment, using a modified Black-Scholes Option Pricing Model, and determined that the value had increased by $297,868. This increase in value was treated as a deemed dividend and recorded during the second quarter of 2006 by offsetting the dividend expense to additional paid-in-capital, without any effect on total stockholders equity.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.
Total revenue for the six-month period ended June 30, 2006 increased $680,361 or 37.8% to $2,481,163 as compared to $1,800,802 for the six-month period ended June 30, 2005. The most recent period included four more months of revenue from MPG than the 2005 period, and the average monthly revenue earned at MPG during the first six months of 2006 was almost double the average monthly revenue earned at MPG during May and June of 2005. The combination of these two factors contributed to a $1.0 million increase in revenue at MPG during the six-month period ended June 30, 2006 when compared to the same period in 2005. EnergySaver revenue declined approximately $300,000, or 20% during the 2006 period when compared to the 2005 period. The 2006 EnergySaver related revenues include revenue of $162,500 related to the cancellation of a non-performing EnergySaver distributorship, while the 2005 period included $325,000 related to a short term utility consulting assignment that ended in May 2005. EnergySaver unit sales declined 32% from 111 units during the six month period ended June 30, 2005 to 76 units during the same period in 2006. The decline in EnergySaver unit sales during the 2006 period was due primarily to delays in component shipments and turnover in sales personnel.

Cost of sales for the six-month period ended June 30, 2006 increased 21.4% to $1,881,883 from $1,550,371 for the same period in 2005. The increase in cost of sales was related to the increase in sales at MPG, partially offset by the decline in EnergySaver sales. Gross profit for the first six months of 2006 increased $348,849, or 139% to $599,280 from $250,431 earned in the first six months of 2005, and the gross profit margin improved from 13.9% earned during the first two quarters of 2005 period to 24.2% for the first two quarters of 2006. The increase in gross profit and gross margin was the result of increased eMAC sales during the period.
SG&A for the six-month period ended June 30, 2006 increased $1,413,988 or 55.0% to $3,983,172 from $2,569,184 for the same period during 2005. Approximately $940,000 or 67% of the increase was due to the addition of MPG effective April 28, 2006, while the adoption of SFAS 123(R) at Electric City added approximately $175,000 to SG&A and increased legal expenses added $200,000. SG&A during the first six months of 2006 also included $185,260 in penalties related to our inability to register shares issuable upon conversion of Laurus’ November 2005 convertible term loan. This penalty was paid through the issuance of 161,096 shares of our common stock, which were valued at the market price of $1.15.
Other expense increased $2,904,378, to $3,211,106 from $306,728 for the six-month period ended June 30, 2006 and 2005, respectively. Interest expense increased $2,907,860 to $3,239,875 during the first six months of 2006 from $332,015 during the first six months of 2005. The components of interest expense for the six month periods ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30
	2006	2005
Contractual interest	$330,744	$95,472
Amortization of deferred issuance costs and debt discount	1,175,970	76,543
Value of warrant	—	160,000
Value of adjustment in conversion price	950,865	—
Prepayment penalties	516,071	—
Termination of post re-payment interest obligation	266,225	—

Total Interest Expense	$3,239,875	$332,015

Contractual interest expense (the interest on outstanding loan balances) increased $235,272 or 246% to $330,744 during the first six months of 2006 from $95,472 during the same period in 2005. The increase in contractual interest was the result of higher average outstanding balances, due in part to the issuance of the $5 million term loan in November 2005, and higher average interest rates. Amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loans, which is included in interest expense, increased $1,099,427 to $1,175,970 during the first six months of 2006 from $76,543 during the first six months of 2005. With the repayment of all of the Laurus loans in June 2006, we were required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $978,525. The balance of the increase in amortization expense is related to the amortization of deferred issuances costs associated with the $5 million term loan issued in November 2006. The 2006 interest expense also includes prepayment penalties of $516,071 for the early repayment of the Laurus term loans and $266,225 for the cost of terminating the obligation to pay Laurus a portion of the cash flows generated by certain VNPP projects for the next five years. Upon the closing of the PIPE Transaction and repayment of the term loans in June 2006, Laurus elected to convert the outstanding balance on the revolving note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share: the price at which we issued shares as part of the PIPE Transaction. Laurus would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to the adjustment, but as a result of this adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
During April 2005 we issued a warrant to purchase 400,000 shares of our common stock to Laurus in exchange for its consent to a private equity issuance and the acquisition of MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant was valued at $160,000 using a modified Black-Scholes option pricing model and charged to interest expense during the period.
Effective March 31, 2006, we sold all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to its former owners. As required by SFAS 144 we have presented the operating results for this business as discontinued operations. During the six months ended June 30, 2006 Great Lakes operating loss was $21,425, compared to an operating profit of $125,589 earned during the same period in 2005.
Preferred stock dividends for the first six months of 2006 increased $23,673,925 to $24,347,725 from $673,800 for the same period in 2005. We accrued dividends of $698,000 and $673,800 on our Series E Convertible Preferred Stock during the first six months of 2006 and 2005, respectively. The dividends accrued during the first six months of 2006 and 2005 were satisfied through the issuance of additional shares of our preferred stock.
On June 29, 2006, in connection with the PIPE Transaction, all of the outstanding shares of Series E Convertible Preferred stock converted into shares of common stock. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of our common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E. The value of these additional shares of $23,085,467 (valued at the market price of $1.15 per share) was recorded as a deemed dividend during the quarter.
During the first quarter of 2006 we were required to reduce the exercise price on warrants to purchase 4,064,830 shares of our common stock held by a preferred stock holder. The exercise price on the warrants was reduced to $0.62 per share from an average exercise price of $0.92 per share. This was because we issued stock options to our new CEO with an exercise price of $0.62 per share (which was the market price of our common stock on the date the options were issued). (All prices and quantities are un-adjusted for the reverse stock split effected in June 2006.) The warrant exercise price automatically adjusted to the same price. We compared the value of the warrants, as determined through the use of a modified Black-Scholes option pricing model, with the old exercise price to the value of the warrants with the reduced exercise price and determined that the reduction in the exercise price had increased the value of the warrants by $266,390. Since these warrants were issued as part of a security offering the increase in value was considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting the dividend charge to additional paid-in-capital, without any effect on total stockholders equity. Also during 2006, a number of our common stock warrants held primarily by the former holders of our Series E Convertible Preferred Stock, contained similar antidilution provisions. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to be automatically reduced to $1.00 per share. We compared the value of the warrants prior to the adjustment to the value of the warrants after the adjustment, using a modified Black-Scholes Option Pricing Model, and determined that the value had increased by $297,868. This increase in value was treated as a deemed dividend and recorded during the second quarter of 2006 by offsetting the dividend charge to additional paid-in-capital, without any effect on total stockholders equity.

As the result of the conversion of the Series E Convertible Preferred Stock we will not be accruing dividends on the Series E Preferred Stock in future periods.
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
As of June 30, 2006 we had cash and cash equivalents of $9,529,429 compared to $4,229,150 on December 31, 2005. Our debt obligations as of June 30, 2006 consisted of a mortgage of $544,000 on our facility in Elk Grove Village Illinois, vehicle loans of $51,430, capitalized leases of $1,665 and a demand note payable to a shareholder of $150,000.
Our principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, advertising costs, the cost of outside services including those providing accounting, legal, engineering and consulting services, rent, the funding of inventory and accounts receivable, and capital expenditures and the costs of servicing our outstanding debt. We have financed our operations since inception through the private placement of our common stock and preferred stock and through various secured and unsecured loans.
The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Six months ended June 30,	2006	2005

Net cash used in operating activities	$(2,756,344)	$(3,213,326)
Net cash used in investing activities	(2,945,892)	(1,846,233)
Net cash provided by financing activities	11,002,515	7,195,809

Net Increase in Cash and Cash Equivalents	5,300,279	2,136,250

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$9,529,429	$3,926,058

Six months Ended June 30, 2006 Compared to Six months Ended June 30, 2005.
Net cash increased $5,300,279 during the first six months of 2006 as compared to $2,136,250 during the same period in 2005.
Operating Activities
Cash consumed by operating activities decreased $456,982 or 14% to $2,756,344 during the first six months of 2006 as compared to consuming $3,213,326 during the same period in 2005. Cash used to fund the net loss before changes in working capital, increased $1,315,867 or 67%, to $3,259,916 during the first six months of 2006 from $1,944,049 during the first six months of 2005. This increase was due to increases in the operating loss and interest expense. Contributing to the increase in the operating loss was a slowdown in EnergySaver sales and inclusion of six months of MPG’s results.

Changes in working capital generated cash of $503,572 during the first six months of 2006 as compared to consuming cash of $1,269,277 during the first six months of 2005. During 2005 we used approximately $850,000 to pay down accounts payable and accrued expenses at MPG following the acquisition and $400,000 to fund increased receivables and inventory at Electric City as a result of higher EnergySaver sales. The cash generated from changes in working capital during 2006 are primarily the result of improvements in eMAC sales.
Investing Activities
Cash used in investing activities increased $1,099,659 to $2,945,892 during the six-month period ended June 30, 2006, from $1,846,233 for the same period in 2005. As part of the June 30, 2006 acquisition of Parke we paid the selling stockholder $2.72 million in cash and incurred expenses related to the transaction of $131,472. This was partially offset by cash balances of $1,710 acquired as part of the transaction. Also during 2006 we sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of the company. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. During 2005 we acquired MPG, which closed in May 2005. We paid the selling MPG stockholders $1,643,525 in cash and incurred $137,386 in transaction related costs. This was partially offset by cash balances of $136,492 acquired as part of the transaction. Purchases of property and equipment declined $189,270 largely due to reduced investment in VNPP assets.
Financing Activities
Financing activities generated cash of $11,002,516 during the first six months of 2006 as compared to $7,195,809 during the first six months of 2005. In June 2006 we raised $17,875,000 in gross proceeds through the sale of our common stock, while incurring $90,079 in costs related to the issuance. We used $5,038,030 million of the proceeds to pre-pay the principal on two Laurus convertible term loans and Laurus converted $943,455 outstanding on the revolving note to common stock. Also during 2006 we used $1,056,545 to pay down our revolver, $287,831 for schedule principal payments and $400,000 to pay off the balance on Parke’s revolver.
During the first six months of 2005, we generated cash of $5,625,000 through the issuance of common stock and warrants to a group of investors and $2 million through borrowing on our line of credit. This was partially offset by issuance costs of $216,787 and scheduled principal payments on our various loans of $212,404.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of June 30, 2006 our cash balance was $9,529,429.
Our ability to continue the development, manufacturing and expansion of sales of our products and services, including the EnergySaver, GlobalCommander and eMAC, will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins on our products.
During the last five years we have raised net proceeds of approximately $60 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses, for working capital requirements or for acquisitions. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for 2006:

•	Focus on increasing the commercial sales of our products. Key to this strategy is the integration of the Electric City, MPG and Parke sales forces with the intent that the integrated sales force will sell all of our products to current, prior and future customers. We believe that this change will increase our base of commercial opportunities and allow us to offer a broader array of energy solutions to our customers thereby increasing the value of each customer relationship. The recent acquisition of Parke will increase the number of sales people selling our products and provide us the opportunity to cross sell our products to each other’s existing customers. Also the addition of Dan Parke as our President and Chief Operating Officer gives us an executive with a track record of successful sales management.

•	Expand and improve the product line through internal development or acquisition. An expanded product line would allow us to offer additional solutions to our customers, thereby increasing the value of each customer relationship. We have recently begun an internal R&D process to improve our existing products in order to expand their markets, reduce their costs and extend their useful lives. We are also constantly evaluating acquisition opportunities with the view toward adding new products and services to our product line.

•	Aggressively manage our costs in order to conserve cash. We have made some progress in reducing our costs during the last several years, but we plan to focus on eliminating redundant operations and leveraging the synergies available as a result of the acquisition of MPG and Parke to further reduce our costs.

•	Sell our Building Automation Controls business. This sale, which was completed effective March 31, 2006 will allow us to focus exclusively on the sale of our Energy Technology products and services and is expected to reduce the cash consumed in future periods.

•	Secure additional capital to continue to fund operations until the business turns cash flow positive. The recently complete PIPE Transaction satisfied this objective. We hope that the capital raised will be sufficient to carry us to the point that our business begins to generate positive cash flow, thereby alleviating the need to raise additional capital in the future.
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities we may begin to experience a liquidity shortage sometime in the future which could force us to scale back our growth plans, or, in the worst case, cease operations.
If we raise additional capital in future periods (which may require stockholder approval), our existing stockholders will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. Any new equity securities could have rights, preferences or privileges senior to those of our common stock.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure the Company has to market risk is the risk of changes in market interest rates. The interest rates on the Company’s mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of June 30, 2006, the prime rate was 8.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $5,400.
ITEM 4. Controls and Procedures
a.	Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
1.)	On June 29, 2006 we entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of our Series E Convertible Stock, for an aggregate purchase price of $17,875,000, 17,875,000 shares of our common stock (the “PIPE Transaction”). We used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke; approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd.; $400,000 to pay off Parke’s line of credit and $90,079 for transaction related costs. The balance of the gross proceeds of approximately $9 million will be used for working capital and other general corporate purposes.
2.)	Concurrently with the closing of the PIPE Transaction pursuant to the Securities Purchase Agreement described above, the holders of all of our outstanding Series E Preferred Stock converted such shares into 21,648,346 shares of our common stock, and agreed that, upon the conversion, all agreements related to the Series E Preferred Stock would be terminated. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of our common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E.
3.)	A number of our common stock warrants, most of which are held by former holders of our Series E Convertible Preferred Stock, contain antidilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into our common stock if the price is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share.
4.)	Immediately following completion of the PIPE Transaction and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 950,865 shares of our common stock. In addition, in consideration of our issuance of 392,596 shares of common stock, Laurus agreed to a) waive the payment of liquidated damages due as a result of our failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and b) terminate the requirement that we pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.
5.)	Effective June 29, 2006, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock of $349,100. The dividends were paid with 3,491 additional shares of Series E Convertible Preferred Stock. As described above, these Series E shares were converted into common stock on June 29, 2006.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
On June 7, 2006, we held our annual meeting of stockholders for the fiscal year ended December 31, 2005. At the annual meeting, six nominees to our Board of Directors were elected to hold office for a one year term ending at our 2007 annual meeting of stockholders or until their respective successors were duly elected and qualified. The number of directors has been set at 12 by resolution of the Board. As of the record date of April 21, 2006, there were 51,297,120 shares of our common stock outstanding.
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
On April 21, 2006, the preferred stockholders held 232,613 shares of the Series E Preferred Stock. Accordingly, the holders of the Series E Preferred Stock were entitled to elect up to four directors (out of 12) to our board. Except for the election of directors nominated by our Board of Directors for election, holders of the Series E Preferred Stock are entitled to vote with the holders of our Common Stock on an as-converted basis on all matters on which our holders of Common Stock are entitled to vote.
As of the record date, there were 51,297,120 shares of our common stock eligible to be voted for the election of directors, of which 42,507,497 shares or 83% were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, Gregory T. Barnum, William R. Carey, Richard P. Kiphart, Daniel W. Parke and Gerald A. Pientka, who were all of the nominees, with results for each director as follows:

Director	For	Withheld
David R. Asplund	41,601,980	905,517
Gregory T. Barnum	41,601,980	905,517
William R. Carey	41,594,817	912,680
Richard P. Kiphart	41,593,777	913,720
Daniel W. Parke	40,559,570	1,947,927
Gerald A. Pientka	41,577,627	929,870
The other director whose term in office continues is David W. Valentine, who was appointed by the holders of our Series E Preferred Stock.
Shareholders also voted on a proposal to amend our 2001 Stock Incentive Plan to i) increase the maximum number of shares reserved for issuance from 3.3 million to 9.3 million, ii) increase the number of shares by which the plan will automatically increase each year, beginning on January 1, 2007, from

500,000 to 2 million shares, and iii) increase the number of shares issuable to one participant during any one calendar year from 1.5 million shares to 4.5 million shares. Of 63,255,297 shares represented in person or by proxy at our annual meeting, 34,604,133 shares or 55% were voted in favor of approval, 6,723,601 shares were voted against approval and 128,864 shares abstained from voting.
The share quantities reported in this Item 4 are unadjusted for the 1 for 15 reverse split effected on June 15, 2006.
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

ELECTRIC CITY CORP.:
Dated: August 14, 2006	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: August 14, 2006	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)