Form 10-Q
period 2006-09-30
LIME ENERGY CO.
filed 2006-11-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-16265

LIME ENERGY CO.
(Exact name of registrant as specified in its charter)

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
Yes ☐ No ☑
49,786,611 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 10, 2006.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2006	December 31,
	(unaudited)	2005(1)

Assets

Current Assets
Cash and cash equivalents	$6,825,874	$4,229,150
Accounts receivable, net	2,385,472	1,747,019
Inventories	1,304,832	1,457,789
Advances to suppliers	147,405	324,677
Costs and estimated earnings in excess of billings on uncompleted contracts	—	28,462
Prepaid expenses and other	329,609	207,480

Total Current Assets	10,993,192	7,994,577

Net Property and Equipment	1,638,833	2,514,196

Long Term Receivables	17,713	—
Deferred Financing Costs, net	—	299,964
Intangibles, net	5,605,691	1,960,835
Cost in Excess of Assets Acquired	9,293,292	4,329,402

	$27,548,721	$17,098,974

LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2006	December 31,
	(unaudited)	2005(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$—	$2,000,000
Accounts payable	1,799,259	913,369
Current maturities of long-term debt	547,850	651,313
Accrued expenses	763,295	1,228,765
Notes payable	150,000	150,000
Deferred revenue	1,780,738	984,728
Customer deposits	1,136,552	1,419,919

Total Current Liabilities	6,177,694	7,348,094

Deferred Revenue	201,160	1,044,524

Long-Term Debt, less current maturities, net of unamortized discount of $0 and $898,409 at September 30, 2006 and December 31, 2005, respectively	33,001	4,328,719

Total Liabilities	6,411,855	12,721,337

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized Series E — 0 and 236,254 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively (liquidation value of $0 and $47,250,800 at September 30, 2006 and December 31, 2005, respectively)	—	2,363
Common stock, $.0001 par value; 200,000,000 shares authorized, 49,786,611 and 3,386,465 issued as of September 30, 2006 and December 31, 2005, respectively	4,979	339
Additional paid-in capital	92,264,441	64,773,556
Accumulated deficit	(71,132,554)	(60,398,621)

Total Stockholders’ Equity	21,136,866	4,377,637

	$27,548,721	$17,098,974

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005
See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended September 30,	2006	2005

Revenues	$2,130,158	$1,123,360

Cost of sales	1,592,613	1,197,940

Gross profit (loss)	537,545	(74,580)

Selling, general and administrative	3,974,564	1,813,975
Impairment loss	760,488	—

Operating loss	(4,197,507)	(1,888,555)

Other Income (Expense)
Interest income	96,877	16,879
Interest expense	(16,880)	(94,331)

Total other income (expense)	79,997	(77,452)

Loss from continuing operations	(4,117,510)	(1,966,007)

Discontinued Operations
Loss from discontinued operations	—	(48,088)

Net Loss	(4,117,510)	(2,014,095)

Plus Preferred Stock Dividends	—	(344,000)

Net Loss Available to Common Shareholders	$(4,117,510)	$(2,358,095)

Basic and diluted loss per common share from:
Continuing operations	$(0.08)	$(0.69)

Discontinued operations	—	(0.01)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(0.70)

Weighted Average Common Shares Outstanding	49,308,350	3,387,567

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine months ended September 30,	2006	2005

Revenues	$4,611,321	$2,924,162

Cost of sales	3,474,496	2,748,311

Gross profit	1,136,825	175,851

Selling, general and administrative	7,957,736	4,383,158
Impairment Loss	760,488	—

Operating loss	(7,581,399)	(4,207,307)

Other Income (Expense)
Interest income	125,646	42,167
Interest expense	(3,256,755)	(426,347)

Total other expense	(3,131,109)	(384,180)

Loss from continuing operations	(10,712,508)	(4,591,487)

Discontinued Operations
(Loss) income from discontinued operations	(21,425)	77,501

Net Loss	(10,733,933)	(4,513,986)

Plus Preferred Stock Dividends	(24,347,725)	(1,017,800)

Net Loss Available to Common Shareholders	$(35,081,658)	$(5,531,786)

Basic and diluted (loss) income per common share from:
Continuing operations	$(1.83)	$(1.79)

Discontinued operations	(0.00)	0.02

Basic and Diluted Net Loss Per Common Share	$(1.83)	$(1.77)

Weighted Average Common Shares Outstanding	19,198,805	3,124,609

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Series E	Series E	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares(1)	Stock (1)	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2005	3,386,465	$339	236,254	$2,363	$64,773,556	$(60,398,621)	$4,377,637
Conversion of Series E Preferred Stock	21,695,879	2,170	(243,234)	(2,433)	263	—	—
Issuance of common stock (less issuance costs of $101,162)	17,875,000	1,787	—	—	17,772,051	—	17,773,838
Shares received for sale of Great Lakes Controlled Energy Corporation	(14,194)	(1)	—	—	(193,742)	—	(193,743)
Acquisition of Kapadia Consulting, Inc.	500,000	50	—	—	479,950	—	480,000
Acquisition of Parke P.A.N.D.A Corporation	5,000,000	500	—	—	4,999,500	—	5,000,000
Cumulative dividends on preferred stock	—	—	—	—	(698,000)	—	(698,000)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	6,980	70	697,930	—	698,000
Conversion of revolver	950,865	95	—	—	951,882	—	951,977
Beneficial value of adjustment in conversion price of revolver	—	—	—	—	950,865	—	950,865
Term loan liquidated damages satisfied through the issuance of common stock	161,096	16	—	—	185,244	—	185,260
Termination of post repayment interest obligation	231,500	23	—	—	266,202	—	266,225
Warrants issued for services received	—	—	—	—	25,200	—	25,200
Share based compensation	—	—	—	—	2,053,540	—	2,053,540
Net loss for the nine months ended September 30, 2006	—	—	—	—	—	(10,733,933)	(10,733,933)

Balance, September 30, 2006	49,786,611	$4,979	—	$—	$92,264,441	$(71,132,554)	$21,136,866

(1)	Adjusted for 1 for 15 reverse split of common stock effected on June 15, 2006
See accompanying notes to condensed consolidated financial statements.

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30	2006	2005

Cash Flow from Operating Activities

Net loss	$(10,733,933)	$(4,513,986)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions and dispositions
Depreciation and amortization	866,896	373,147
Warrants issued in exchange for services received	25,200	319,800
Liquidated damages satisfied through issuance of common stock	185,260	—
Amortization of deferred financing costs	299,964	70,014
Amortization of original issue discount	898,409	35,075
Termination of post repayment interest and interest converted to common stock	274,747	—
Beneficial value of revolver adjustment in conversion price	950,865	—
Share based compensation	2,053,540	—
Loss on disposal of fixed assets	93,563	11,743
Impairment loss	760,488	—
Changes in assets and liabilities, net of acquisitions and dispositions
Accounts receivable	278,241	348,258
Inventories	285,746	(217,339)
Advances to suppliers	177,272	23,640
Other current assets	(96,103)	(90,961)
Accounts payable	95,204	(1,190,517)
Accrued expenses	(520,334)	(148,411)
Deferred revenue	54,469	(93,404)
Other current liabilities	(284,687)	(44,992)

Net cash used in operating activities	(4,335,193)	(5,117,933)

Cash Flows Used In Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(3,930,120)	(1,644,419)
Sale of discontinued operations	(83,586)	—
Purchase of property and equipment	(29,565)	(470,342)

Net cash used in investing activities	(4,043,271)	(2,114,761)

Cash Flows Provided by Financing Activities
(Payments) borrowings on lines of credit	(1,456,545)	2,000,000
Payment on long-term debt	(5,342,105)	(390,959)
Proceeds from issuance of common stock	17,875,000	5,625,000
Issuance costs related to stock issuances	(101,162)	(216,787)

Net cash provided by financing activities	10,975,188	7,017,254

Net Increase (Decrease) in Cash and Cash Equivalents	2,596,724	(215,440)

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$6,825,874	$1,574,368

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest — continuing operations	$382,541	$140,346
Cash paid during the periods for interest — discontinued operations	42	302
Value of warrants issued in exchange for services received	25,200	319,800

Supplemental Disclosures of Noncash Investing and Financing Activities:
Holders of Series E preferred stock converted 243,234 shares of Series E preferred stock into 21,695,879 shares of the Company’s common stock during the nine months ended September 30, 2006.
Laurus Master Fund, Ltd. elected to convert $943,455 outstanding on the Company’s line of credit plus $7,410 in accrued interest into 950,865 shares of the Company’s common stock in June 2006.
On June 30, 2006, the Company purchased Parke P.A.N.D.A. Corporation for $2,852,970 in cash (net of cash acquired of $1,710 and including transaction costs of $134,680), and 5,000,000 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$1,710
Accounts receivable	710,465
Inventory	142,789
Other current assets	7,088
Property and equipment	79,917
Identifiable intangible assets	3,250,000
Cost in excess of assets acquired	4,536,949

Total assets acquired	8,728,918

Line of credit	(400,000)
Accounts payable	(338,536)
Accrued expenses	(89,571)
Notes payable	(45,763)
Other current liabilities	(368)

Total liabilities assumed	(874,238)

Net assets acquired	7,854,680

Less valuation of shares issued for acquisition	(5,000,000)
Acquisition costs	(134,680)

Total cash paid	$2,720,000
On September 26, 2006, effective September 30, 2006 the Company purchased Kapaida Consulting, Inc. for $1,077,150 in cash (net of cash acquired of $47,329 and including transaction costs of $18,415), and 500,000 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$47,329
Accounts receivable	501,115
Other current assets	4,403
Long term receivables	17,713
Property and equipment	16,430
Identifiable intangible assets	1,131,000
Cost in excess of assets acquired	600,683

Total assets acquired	2,318,673

Accounts payable	(657,079)
Accrued expenses	(41,470)
Deferred revenue	(14,693)
Other current liabilities	(952)

Total liabilities assumed	(714,194)

Net assets acquired	1,604,479

Less valuation of shares issued for acquisition	(480,000)
Acquisition costs	(18,415)

Total cash paid	$1,106,064
See accompanying notes to condensed consolidated financial statements

Lime Energy Co.
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
The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. (formerly known as Electric City Corp.) Annual Report on Form 10-K for the year ended December 31, 2005.
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

The following table illustrates the effect on the net loss and the net loss per share as if the Company had recognized compensation expense for stock options in accordance with the fair value based recognition provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net Loss, as reported	$(2,014,000)	$(4,514,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—

Add: Total stock-based employee compensation expense determined under fair value based method for awards	(160,000)	(664,000)

Net Loss, pro-forma	(2,174,000)	(5,178,000)

Preferred stock dividends	(344,000)	(1,018,000)

Net Loss Available to Common Shareholders	$(2,518,000)	$(6,196,000)

Net loss per share:
Basic and diluted — as reported	$(0.70)	$(1.77)
Basic and diluted — pro forma	$(0.74)	$(1.98)
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2006	2005	2006	2005

Weighted average fair value per option granted	$0.77	(1)	$1.02	$0.69

Significant assumptions (weighted average):
Risk-free rate	5.06%		5.03%	2.82%
Dividend yield	0.00%		0.00%	0.00%
Expected volatility	92.1%		91.3%	64.6%
Expected life (years)	5.7		5.6	5.5

(1)	No options were awarded during the three month period ended September 30, 2005
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

The Company recognized $1,806,671 and $2,053,540 of share based compensation expense related to stock options during the three month and nine month periods ended September 30, 2006, respectively. The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option. In calculating the compensation expense the Company has assumed a 15% forfeiture rate based on historical information. The subject stock options expire ten years after the date of grant.
Option activity under the Company’s stock option plans as of September 30, 2006 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
Three months ended September 30, 2006	Shares	Share	Price

Outstanding at June 30, 2006	1,085,516	$1.10-$194.85	$39.40

Granted	9,503,333	$1.00-$1.05	$1.02
Forfeited	(39,468)	$1.02-$30.75	$8.03

Outstanding at September 30, 2006	10,549,381	$1.00-$194.85	$5.49

Options exercisable at September 30, 2006	897,605	$1.00-$194.85	$37.09
Option activity under the Company’s stock option plans as of September 30, 2006 and changes during the nine months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
Nine months ended September 30, 2006	Shares	Share	Price

Outstanding at December 31, 2005	801,652	$12.60-$194.85	$46.47

Granted	9,876,668	$1.00-$15.00	$1.55
Forfeited	(128,939)	$1.02-$105.00	$6.36

Outstanding at September 30, 2006	10,549,381	$1.00-$194.85	$5.49

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding (1)			Options Exercisable (1)
		Weighted Average
	Number	Remaining	Weighted Average	Number Exercisable	Weighted Average
	Outstanding at	Contractual	Exercise	at September 30,	Exercise
Exercise Price (1)	September 30, 2006	Life	Price ($)	2006	Price ($)

TBD (2)	3,000,000	9.8 years	(2)	—	(2)
$1.00 — $2.00	6,725,000	9.8 years	1.02	208,888	1.03
$2.01 — $10.00	100,000	9.3 years	9.30	—	—
$10.01 — $20.00	385,424	4.0 years	16.19	350,427	16.31
$20.01 — $30.00	74,998	3.9 years	25.58	78,332	25.77
$30.01 — $50.00	28,220	6.7 years	33.99	24,219	34.63
$50.01 — $194.85	235,739	3.4 years	103.95	235,739	103.95

	10,549,381	9.4 years	5.49	897,605	37.09

(1)	All quantities and exercise prices have been adjusted for a 1 for 15 reverse stock split effected on June 15, 2006.

(2)	The exercise price on these options will be set on a future date. The exercise price on 1,500,000 shares will equal the average closing price of the Company’s stock for the 30 trading days prior to January 22, 2007, and the exercise price on the remaining 1,500,000 shares will equal the average closing price of the Company’s stock for the 30 trading days prior to January 22, 2008.
The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2006 of $1.25 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006 was $1,543,867. This amount will change based on changes in the fair market value of the Company’s common stock.
As of September 30, 2006, $4,720,500 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.25 years.
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
Note 4 — Discontinued Operations
On April 3, 2006, the Company completed a Stock Purchase Agreement with Eugene Borucki and Denis Enberg (the “Purchasers”) in which it sold, effective as of March 31, 2006, all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to the Purchasers for 14,194 shares of Lime Energy common stock (adjusted for the reverse split effected June 15, 2006). The shares of Lime Energy common stock received from the Purchasers were retired and became authorized but un-issued shares. For accounting purposes, the Company valued these shares at $13.65 each, which is the average closing market price of the common stock prior to entering into the letter of intent to sell Great Lakes. The Company did not incur a gain or loss on the sale of Great Lakes, however it did incur an impairment charge of $242,830 for the year ended December 31, 2005 when it reduced the carrying value of the goodwill associated with Great Lakes in anticipation of the sale.
The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

	September 30, 2006	December 31, 2005

Accounts receivable	$—	$439,456
Other current assets	—	45,287

Total current assets	—	484,743

Net property plant and equipment	—	16,028

Total assets	—	$500,771

Accounts payable	$—	$73,825
Accrued expenses	—	81,167
Current portion of long term debt	—	2,160
Deferred revenue	—	241,154
Customer deposits	—	50,000

Total current liabilities	—	448,306

Total liabilities	$—	$448,306

The revenue and loss related to discontinued operations were as follows:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenue	$—	$189,224	$485,787	$921,189

Net (loss) income	—	(48,088)	(21,425)	77,501
Note 5 — Acquisition of Parke P.A.N.D.A. Corporation
On June 30, 2006, Lime Energy entered into an agreement by and among the Company, Parke Acquisition, LLC, a wholly-owned subsidiary of Lime Energy (“Merger Subsidiary”), Parke P.A.N.D.A. Corporation (“Parke”), Daniel W. Parke (a director of Lime Energy) and Daniel W. Parke and Michelle A. Parke as Trustees under The Parke Family Trust, in which it acquired Parke pursuant to the merger of Parke with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Parke Industries, LLC.
The merger consideration consisted of $2,720,000 in cash and shares of common stock having the value of $5 million (valuing each share at the $1.00 price used in the private placement of common stock described under c) of Note 18 below) or 5,000,000 shares of Lime Energy common stock, all of which was paid to The Parke Family Trust, the sole stockholder of Parke, which is beneficially owned by Daniel Parke and his spouse, Michelle A. Parke, who are also the trustees of such Trust. As a result of the merger, Merger Subsidiary became responsible for the liabilities of Parke, including $400,000 due on its line of credit and approximately $46,000 in various vehicle loans. The acquisition has been recorded using the purchase method of accounting.
Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Parke has 30 employees and is headquartered in Glendora, California with offices in Danville and Carmel, California.
Dan Parke, the president and founder of Parke continues to serve as the President of Parke and as of June 30, 2006 also assumed the position of President and Chief Operating Officer of Lime Energy. Mr. Parke also continues to serve as a director of Lime Energy.
The assets acquired and liabilities assumed in the acquisition, based on a preliminary allocation are as follows:

Cash	$1,710
Accounts receivable	710,465
Inventory	142,789
Other current assets	7,088
Net property and equipment	79,917
Identifiable intangible assets	3,250,000
Goodwill	4,536,949

Line of credit	400,000
Accounts payable	338,536
Accrued expenses	89,571
Notes payable	45,763
Other current liabilities	368

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
Goodwill at the date of acquisition of Parke is based on a preliminary internal valuation study. Therefore reported amounts may change based on finalization, which is expected to occur during the fourth quarter of 2006. This goodwill is not deductible for income tax purposes.
The acquisition was recorded using the purchase method of accounting, accordingly, the results of Parke’s operations have been included in the Company’s consolidated statement of operations since June 30, 2006. Unaudited pro forma results of operations for the nine months ended September 30, 2006 for the Company and Parke, assuming the acquisition took place on January 1, 2005, are as follows:

	Nine months Ended	Nine months Ended
	September 30, 2006	September 30, 2005

Revenue:
As Reported	$4,611,321	$2,924,162
Proforma	6,495,151	5,908,891

Net Loss From Continuing Operations:
As Reported	(10,733,933)	(4,513,986)
Pro-forma	(10,890,722)	(4,217,213)

Basic and Diluted Loss per Share From Continuing Operations:
As Reported	(1.83)	(1.77)
Pro-forma	(1.57)	(0.64)
Note 6 — Acquisition of Kapadia Consulting, Inc.
On September 26, 2006, the Company entered into an Agreement and Plan of Merger with Kapadia Acquisition, Inc. (“Acquisition”), a wholly-owned subsidiary of the Company, Kapadia Consulting, Inc. (“Kapadia”) and Pradeep Kapadia. The parties closed the transactions under the Merger Agreement the same day and filed the Certificate of Merger on September 27, 2006 merging Kapadia with and into Acquisition, with Acquisition continuing as the surviving corporation under the name Kapadia Energy Services, Inc.

The merger consideration consisted of $1,106,064 in cash and 500,000 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $0.96 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.
Kapadia is an engineering firm that specializes in energy management consulting and energy efficient lighting upgrades for commercial and industrial users. Kapadia has seven employees, is headquartered in Peekskill, New York and has an office in Ventura, California.
The acquisition was accounted for by the purchase method and the results of Kapadia have been included in the consolidated statement of operations since September 27, 2006. The pro forma operating results as if the Company had completed the acquisition as of the beginning of the periods presented are not significant to the Company’s financial statements and are not presented.
The assets acquired and liabilities assumed in the acquisition are base on a preliminary allocation as follows:

Accounts receivable	$501,115
Other current assets	4,403
Long term receivables	17,713
Property and equipment	16,430
Identifiable intangible assets	1,131,000
Goodwill	600,683

Accounts payable	657,079
Accrued expenses	41,470
Deferred revenue	14,693
Other current liabilities	952
Utilizing an independent third party valuation firm, the Company has assessed the fair values of assets and liabilities of Kapadia and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $1,131,000 of the Kapadia purchase price to identifiable intangible assets with definitive lives such as sales backlog, sales pipeline, the non-compete agreement with Pradeep Kapadia and Kapadia’s customer list. This amount has been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life
Sales backlog	$175,000	3 Months
Sales pipeline	693,000	12 Months
Non-compete agreement	90,000	2 Years
Customer list	173,000	10 Years
Goodwill at the date of acquisition of Kapadia is based on a preliminary internal valuation study. Therefore reported amounts may change based on finalization, which is expected to occur during the fourth quarter of 2006. This goodwill is not deductible for income tax purposes.

Note 7 — Cost in Excess of Assets Acquired
Changes in goodwill during 2006 are as follows:

	Building
	Control and	Energy	Energy
	Automation	Technology	Services	Total
Balance at December 31, 2005	$173,742	$4,155,660	$—	$4,329,402
Sale of Great Lakes Controlled Energy Corporation	(173,742)		—	(173,742)
Acquisition of Parke P.A.N.D.A. Corporation	—	—	4,536,949	4,536,949
Acquisition of Kapadia Consulting, Inc.	—	—	600,683	600,683

Balance at September 30, 2006	$—	$4,155,660	$5,137,632	$9,293,292
Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.
Note 8 — Asset Impairment
In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reviewed the expected undiscounted future cash flows from the Company’s northern Illinois VNPP (“Virtual Negawatt Power Plan”) asset (the “ComEd VNPP”) and determined that the asset is impaired. Assets utilized under the VNPP program are currently classified as property and equipment.
In September 2003 the Company entered into a contract with Commonwealth Edison Company (“ComEd”), a Chicago based utility, to provide up to 50 megawatts of curtailment capacity in northern Illinois through December 2015. Under the contract the Company is paid on a quarterly basis for providing the ability to reduce electricity demand as required by ComEd. To provide this curtailment capacity the Company has installed 124 of its EnergySaver lighting controllers in 76 commercial and industrial sites (“Customer Hosts”) at a cost of $1,267,360. This cost has been capitalized and is being depreciated over the term of the contract as the capacity is made available. As of September 30, 2006, the carrying value of the asset, net of depreciation, was $1,195,276.
As a result of the high capital requirements of this program and changes in the Company’s business plan the Company has decided to terminate further investment in the program and has begun negotiations with ComEd to convert the program into an energy efficiency program. Under this proposed program the Company would receive credit for reducing energy consumed through the use of the installed equipment on a steady state basis, rather than on demand.

To determine if the ComEd VNPP asset was impaired, the Company analyzed two scenarios: one in which it is successful in restructuring the contract with ComEd under terms it has proposed; and one in which it continues to operate under the existing contract with no changes. In preparing its impairment analysis the Company projected a set of cash flow streams for each scenario. It then compared the present value of these cash flow streams, discounted at its cost of capital, to the carrying value of the ComEd VNPP asset. Under both scenarios the carrying value of the asset exceeded the present value of the future cash flows, indicating some degree of asset impairment. The indicated impairment ranged from approximately $443,000 under the first scenario to approximately $1,078,000 under the second scenario. Since the Company can not currently determine the probability of either scenario occurring, it has used an average value of the two scenarios to arrive at the impairment loss of $760,488. The Company has reduced the carrying value of the ComEd VNPP asset by this amount and recorded a non-cash charge to its earnings in an equal amount during the quarter ended September 30, 2006. This charge has been included in the loss attributable to the Company’s Energy Technology segment in Note 15 — Business Segment Information.
The remaining carrying value of $434,788 will be depreciated as revenue is recognized under the related contract. If the Company is not successful in restructuring its contract with ComEd a further impairment of the asset will likely be warranted.

Note 9 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or nine months ended September 30, 2006 and 2005 because the effect would be antidilutive.
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

	Three Months Ended		Nine months Ended
	September 30		September 30
	2006	2005	2006	2005

Weighted average shares issuable upon exercise of outstanding options	9,154,287	790,450	3,670,592	771,833
Weighted average shares issuable upon exercise of outstanding warrants	1,117,231	968,866	1,089,874	877,382
Weighted average shares issuable upon conversion of preferred stock (1)	—	1,529,136	1,016,974	1,508,150
Weighted average shares issuable upon conversion of convertible debt (2)	—	144,552	236,520	121,889

Total	10,271,518	3,433,004	6,013,960	3,279,254

(1)	All of the outstanding shares of convertible preferred stock were converted to common stock on June 29, 2006.

(2)	All of the convertible debt was retired or converted into common stock on June 29, 2006.
As discussed in Note 4 to the Company’s annual report for the year ended December 31, 2005, 166,149 shares of common stock (split adjusted) are being held in escrow for the benefit of the former shareholders of Maximum Performance Group (“MPG”) to be released over the two year period following the acquisition of MPG on April 30, 2005 if MPG achieves certain revenue targets during the period. Any shares not issued to the selling shareholders will be returned to the Company at the end of the two year period. As of September 30, 2006, no shares had been released from escrow. These escrow shares have not been included in the calculation of the weighted average common shares outstanding since their release from escrow is contingent on achieving the revenue targets.

Note 10 — Warranty Obligations
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

	Three Months Ended		Nine months Ended
	September 30		September 30
	2006	2005	2006	2005
Balance, beginning of period	$192,581	$206,895	$208,300	$151,008
Warranties issued	18,540	24,000	47,790	105,798
Settlements	(18,020)	(10,741)	(62,989)	(36,652)

Balance, as of September 30	$193,101	$220,154	$193,101	$220,154

Note 11 — Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$871,234	$919,832
Finished goods	433,598	537,957

	$1,304,832	$1,457,789

Note 12 — Line of Credit
On June 29, 2006, Laurus Master Fund, Ltd. (“Laurus”) exercised its right to convert all of the outstanding balance on the Company’s line of credit of $943,455 plus $7,410 in accrued interest into 950,865 shares of the Company’s common stock, and the line was terminated. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share: the price at which we issued shares of common stock in the PIPE Transaction. Laurus would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment, which was capped at the amount converted including the accrued interest, was recorded as interest expense in the amount of $950,865. On June 29, 2006, the market price of the Company’s common stock was $1.15 per share, as a result the Company recognized an additional $1,112 of non-cash interest expense calculated as the difference between the market price ($1.15) and the conversion price ($1.00) of the 7,410 shares of common stock issued in satisfaction of the accrued interest expense.
Note 13 — Term Loan Repayment
On June 29, 2006, the Company repaid the outstanding balances on its two term loans held by Laurus, along with accrued interest thereon and related prepayment penalties and fees. The total cash payment to Laurus made on June 29, 2006 was as follows:

Principal	$5,038,030
Interest through the date of repayment	40,568
Prepayment penalties	516,071
Related fees	6,749

Total payment	$5,601,418

Note 14 — Dividends
Dividends are comprised of the following:

	Three Months Ended			Nine months Ended
	September 30			September 30
	2006		2005	2006	2005

Accrual of Dividend on Series E Convertible Preferred		$—	$344,000	$698,000	$1,017,800
Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock		—	—	23,085,467	—
Deemed dividend associated with change in exercise price of warrants issued to the preferred investors		—	—	564,258	—

Total	$		$344,000	$24,347,725	$1,017,800

The holders of the Company’s Series E convertible preferred stock converted all of their shares of preferred stock into common stock on June 29, 2006.

Note 15 — Business Segment Information
The Company is organized and manages its business in two distinct segments: the Energy Technology segment, and the Energy Services segment. In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers and the EnergySaver line of lighting controllers. Operations of Lime Energy Co. (formerly known as Electric City Corp.) and Maximum Performance Group, Inc. are included in this segment. Lime Energy is headquartered, and most of its operations are located, in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in New York, New York, and has an office in San Diego, California where most of its technical and engineering operations are located.
The Energy Services segment includes the operations of Parke Industries, LLC and Kapadia Energy Services, Inc. Parke, which the Company acquired effective June 30, 2006, designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. Kapadia, which the Company acquired effective September 27, 2006, provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Kapadia also designs, engineers and manages the installation of energy efficient lighting upgrades for commercial and industrial users, but unlike Parke contracts the installation to third party electrical contractors. Parke is headquartered in Glendora, California and has offices in Danville and Carmel, California. Kapadia is headquartered in Peekskill, New York and has an office in Ventura, California.
Prior to March 31, 2006 the Company also operated a Building Control and Automation segment, which was comprised of its Great Lakes Controlled Energy subsidiary. This segment provided integration of building and environmental control systems for commercial and industrial customers. The Company sold Great Lakes effective March 31, 2006.
The following is the Company’s business segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenues:
Energy Technology	$1,110,000	$1,123,000	$3,591,000	$2,924,000
Energy Services	1,020,000	—	1,020,000	—

Total	2,130,000	1,123,000	4,611,000	2,924,000

Operating Loss:
Energy Technology	(1,916,000)	(1,433,000)	(3,813,000)	(3,002,000)
Energy Services	(479,000)	—	(479,000)	—
Corporate Overhead	(1,803,000)	(456,000)	(3,289,000)	(1,205,000)

Total	(4,198,000)	(1,889,000)	(7,581,000)	(4,207,000)

Interest Income/ (Expense), net	80,000	(77,000)	(3,131,000)	(384,000)

Loss from Continuing Operations	(4,118,000)	(1,966,000)	(10,712,000)	(4,591,000)

	September	December
	30, 2006	31, 2005
Total Assets:
Energy Technology	$16,716,406	$16,424,460
Energy Services	10,832,315	—
Building Control and Automation	—	674,514

Total	$27,548,721	$17,098,974

Note 16 — Reverse Split
On June 15, 2006, the Company effected a 1 for 15 reverse split of its common stock. As a result of the reverse split the number of outstanding shares of its common stock was reduced from 53,789,349 to 3,585,957 shares and the number of common shares into which the Series E preferred stock could be converted was reduced from 23,261,300 shares to 1,550,753 shares. On the effective date of the reverse stock split the Company’s ticker symbol changed to “ELCY”. All share amounts have been restated to reflect this reverse split.
Note 17 — Name Change
On September 13, 2006, the Company changed its name to Lime Energy Co. by merging with a wholly owned subsidiary set up solely for the purpose of effecting the name change. In connection with the name change, the Company’s ticker symbol changed to LMEC effective on September 22, 2006.
Note 18 — Equity Issuances
a)	During the first three months of 2006, two holders of the Company’s Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 47,533 shares of common stock (quantity adjusted for the reverse split).

b)	Effective March 31, 2006, the Company received 14,194 shares of its common stock as part of the sale of its Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg (quantity adjusted for the reverse split).

c)	On June 29, 2006, in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, the Company entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of the Company’s Series E Convertible Stock, for an aggregate purchase price of $17,875,000, 17,875,000 shares of the Company’s common stock (the “PIPE Transaction”). The Company used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke; approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd.; $400,000 to pay off Parke’s line of credit and $90,079 for transaction related costs. The balance of the gross proceeds of approximately $9 million will be used by the Company for working capital and other general corporate purposes.

d)	Concurrently with the closing of the PIPE Transaction pursuant to the Securities Purchase Agreement described in Note 18(c), the holders of all of the Company’s outstanding Series E Preferred Stock converted such shares into 21,648,346 shares of the Company’s common stock, and agreed that, upon the conversion, all agreements related to the Preferred Stock would be terminated. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of the Company’s common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E. The value of these additional shares of $23,085,467 (valued at the market price of $1.15 per share) was treated as a deemed dividend which the Company recorded by offsetting a dividend charge to additional paid-in capital, without any effect on total stockholders equity.

e)	A number of the Company’s common stock warrants, most of which are held by former holders of the Company’s Series E Convertible Preferred Stock, contain antidilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share. The Company compared the value of the warrants prior to the adjustment to the value of the warrants after the adjustment, using a modified Black-Scholes Option Pricing Model, and determined that the value had increased by $297,868. The weighted average assumptions used for this analysis were as follows: risk free rate of 5.04%, expected volatility of 109.4%, expected dividend of $0 and expected life of 2.2 years. This increase in value was treated as a deemed dividend and recorded by offsetting a dividend charge to additional paid-in-capital, without any effect on total stockholders equity.

f)	Immediately following completion of the PIPE Transaction and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 950,865 shares of the Company’s common stock. In addition, in consideration of the issuance by the Company of 392,596 shares of common stock, Laurus agreed to a) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and b) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan. The fair value of these shares, totaling $451,485 as determined based on the quoted market price of the shares, was recorded as additional interest expenses for the nine months ended September 30, 2006.

g)	On June 30, 2006, the Company acquired Parke P.A.N.D.A. Corporation for consideration consisting of 5,000,000 shares of Lime Energy common stock and cash of $2,720,000. Please see Note 5 for additional information regarding the acquisition of Parke P.A.N.D.A. Corporation.

h)	During the six month period that the Company’s Series E Convertible Stock was outstanding in 2006, the Board of Directors declared dividends payable on the Series E Convertible Preferred Stock of $698,000. The dividends were paid with 6,980 additional shares of Series E Convertible Preferred Stock. These Series E shares were converted into common stock on June 29, 2006.

i)	During July 2006, the Company issued a consultant a three year warrant to purchase 60,000 shares of its common stock at $1.00 per share as partial consideration for services provided the Company. This warrant was valued at $25,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 5.108%, expected volatility of 91.4%, expected dividend of

$0 and expected life of three years. The value of the warrant was charged to operations during the second quarter of 2006.
j)	On September 26, 2006, the Company acquired Kapadia Consulting, Inc., effective September 30, 2006. Consideration consisted of 500,000 shares of Lime Energy common stock and cash of $1,106,064. Please see Note 6 for additional information regarding the acquisition of Kapadia Consulting, Inc.
Note 19 — Related Party Transactions
During January 2006, the Company entered into a consulting agreement with Parke Industries to provide sales and marketing consulting services. Parke Industries is a company owned by Daniel Parke, one of the Company’s directors. Pursuant to the consulting agreement the Company agreed to pay Parke Industries $10,000 per month and to reimburse it for any expenses incurred as a result of its work. The Company paid Parke Industries a total of $61,155 during the nine months ended September 30, 2006. This agreement was terminated in May 2006.
As described in Note 18(c), on June 29, 2006 the Company completed a sale of shares of its common stock to a group of 17 investors, including 10 (of the total of 11) holders of its Series E Preferred Stock (the PIPE Transaction) and, as described in Note 18 (d), all 11 Series E Preferred holders agreed to convert all of the outstanding Series E Preferred into common stock. Three of the investors in the PIPE Transaction (Messrs. Asplund, Kiphart and Valentine) were also Series E Preferred stockholders and also are members of the Company’s board of directors. Also, on June 29, 2006, the Company acquired Parke P.A.N.D.A. Corporation, a company owned by The Parke Family Trust, whose trustees and beneficial owners are Daniel Parke, another of the Company’s directors, and his spouse.
Due to potential conflicts of interest resulting from (i) the beneficial ownership of Parke P.A.N.D.A. Corporation by Daniel Parke, and (ii) certain members of the Company’s Board (Messrs. Asplund, Kiphart and Valentine) beneficially owning shares of Series E Convertible Preferred Stock and agreeing to purchase shares of common stock in the PIPE Transaction and concurrently convert their shares of Series E Convertible Preferred stock into shares of the Company’s common stock, the Company’s board established a special committee comprised solely of disinterested, independent directors to review, negotiate and approve the acquisition of Parke and the PIPE Transaction. The special committee retained an investment bank to act as its financial advisor and outside counsel to assist it in its review of these transactions. The investment bank reviewed the terms and conditions of the proposed acquisition of Parke and delivered to the special committee an opinion to the effect that the purchase price paid for Parke was fair to the Company from a financial point of view. It also provided information, advice and analysis on the structure and pricing of the PIPE Transaction and a proposed rights offering. Outside counsel assisted the special committee in its review of these transactions and advised the committee on its duties and responsibilities. After considering all of the information it had gathered, the committee concluded that these transactions were fair to the Company and in the best interests of the Company and its stockholders and approved the Parke acquisition and the PIPE Transaction.
In August 2006, the Company retained Corporate Resource Development, Inc. (“CRD”), a company owned by William Carey, one of Lime Energy’s directors, to provide sales and marketing training and support. Under the agreement, which was reviewed and approved by Lime Energy’s Board of Directors, the Company will pay CRD $52,500, plus expenses for its services. In January 2006, prior to Mr. Carey’s appointment to Lime’s Board, CRD was retained to provide sales consulting services to the Company and was paid $10,000 plus expenses for its services.

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
Overview
We are a developer, manufacturer and integrator of energy savings technologies and services. We currently market a line of HVAC and lighting controllers and provide energy engineering and energy efficient lighting upgrade services. Lime Energy Co. (formerly known as Electric City Corp.) is based in Elk Grove Village, Illinois and is traded through the OTC Bulletin Board under the symbol LMEC. We have been selling a line of lighting controllers which reduce the energy consumed in ballasted lighting applications since 1998. In May 2005, we acquired Maximum Performance Group, Inc. (“MPG”), a technology based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability. On June 30, 2006, we acquired Parke P.A.N.D.A. Corporation, an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Effective September 27, 2006, we acquired Kapadia Consulting, Inc. (“Kapadia”), an energy engineering firm that specializes in energy conservation and energy management.
Results of Operations
Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Revenues of Lime Energy and its subsidiaries are generated from the sale of products and services, the vast majority of which are sold in the U.S.
Our cost of goods sold consists primarily of materials and labor. Also included in our cost of goods sold are freight, charges from third parties for installation of our products, costs of operating our manufacturing facility, charges for potential future warranty claims, and royalty costs related to licenses of the technology used in our EnergySaver line of lighting controllers.
Sales and gross profits depend, in part, on the volume and mix of products sold during any given period. Generally, products that we manufacture have a higher gross profit margin than products that we purchase and resell.
A portion of our operating expense is relatively fixed, such as the cost of our facilities and supervisory labor. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase in direct proportion to our sales. Since the majority of the products we sell are manufactured by third parties, we believe that we can significantly increase our sales without a significant investment in fixed assets.

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
Interest expense for the most resent three month period includes the costs associated with the mortgage on our headquarters building, a note payable, capitalized leases and various auto loans. Interest expense for the nine month period ended September 30, 2006 also includes the costs and expenses associated with our working capital line and our convertible term loans, both of which were retired on June 29, 2006. Included in these costs is amortization of the debt discount on the convertible term loans and amortization of deferred financing costs related to the working capital facility.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.
Our total revenue for the three-month period ended September 30, 2006 increased $1,006,798 or 89.6% to $2,130,158 as compared to $1,123,360 for the three month period ended September 30, 2005. All of this increase was generated by our Energy Services segment, which was created with the acquisition of Parke effective June 30, 2006. Total revenue for the Energy Technology segment decreased slightly, from $1,123,000 to $1,110,000.
Cost of sales for the three-month period ended September 30, 2006 increased $394,673 or 32.9% to $1,592,613 from $1,197,940 for the three-month period ended September 30, 2005. The increase in cost of sales was due to the increase in sales. Gross profit for the third quarter of 2006 increased $612,125 to $537,545 from a loss of $74,580 in the third quarter of 2005, and the gross margin increased from a negative 6.6% in 2005 to a positive 25.2% in 2006. Both the Energy Technology and Energy Services segments contributed in approximately equal amounts to the increase in the gross profit. The improvement in gross profit in the Energy Technology segment was the result of an increase in sales of more profitable products. We believe that the gross profit should continue to increase in future periods as sales increase in both segments of our business.
SG&A for the three-month period ended September 30, 2006 increased $2,160,589, or 119.1% to $3,974,564 from $1,813,975 for the three-month period ended September 30, 2005. The adoption of SFAS 123 (R) (which relates to stock-based compensation — see Note 2 to the financial statements) was responsible for $1,485,698 or 69% of the increase, while the inclusion of Parke, which was acquired on June 30, 2006, was responsible for the majority of the remaining increase. We expect our SG&A expense to increase during the balance of the year due to the acquisition of Kapadia and as we add additional sales people in an attempt to increase our sales of our products and services.
As is more fully explained in Note 8 to the financial statements, during the quarter ended September 30, 2006, we determined that the carrying value of the ComEd VNPP (“Virtual Negawatt Power Plan”) asset exceeded its fair value by $760,488. In order to reduce the carrying value to the fair value we took a non-cash charge of $760,488 during the period.

Other income for the three-month period ending September 30, 2006 increased $157,449, to $79,997 from an expense of $77,452 for the three-month period ended September 30, 2005. Interest income increased $79,998 to $96,877 during the most recent quarter as compared to $16,879 earned in the same quarter during 2005. The increase in interest income was the result of increase invested cash balances and higher interest rates. Interest expense decreased $77,451 to $16,880 during the three months ended September 30, 2006 from $94,331 during the same period during 2005. This decrease was the result of lower outstanding debt balances due to the retirement of our working capital line and term loans (other than the mortgage loan on our Elk Grove Village, Illinois headquarters) at the end of June 2006.
Effective March 31, 2006, we sold all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to its former owners. As required by SFAS 144 we have presented the operating results for this business as discontinued operations. During the three month period ended September 30, 2005 this business recorded a loss of $48,088.
All of the outstanding shares of Series E Convertible Preferred Stock were converted to common stock on June 29, 2006, thus there was no dividends recorded during the three month period ended September 30, 2006, as compared to $344,000 in dividend expense during the same period in 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.
Total revenue for the nine-month period ended September 30, 2006 increased $1,687,159 or 57.7% to $4,611,321 as compared to $2,924,162 for the nine-month period ended September 30, 2005. All of the increase is the result of contributions from MPG and Parke. MPG was acquired effective April 30, 2005, thus was only included for five of the nine months in 2005 and Parke was acquired on June 30, 2006, therefore was not included in the 2005 results at all. We expect to see continued growth in revenue as a result of these acquisitions and the recent acquisition of Kapadia.
Cost of sales for the nine-month period ended September 30, 2006 increased 26.4% to $3,474,496 from $2,748,311 for the same period in 2005. The increase in cost of sales was related to the increase in sales. Gross profit for the first nine months of 2006 increased $960,974, or 546% to $1,136,825 from $175,851 earned in the first nine months of 2005, and the gross profit margin improved from 6.0% earned during 2005 to 24.7% for 2006. Approximately one third of the increase in the gross profit is attributable to the acquisition of Parke with the remaining increase attributable to a shift in sales in the Energy Technology segment to more profitable products.
SG&A for the nine-month period ended September 30, 2006 increased $3,574,578 to $7,957,736 from $4,383,158 for the same period during 2005. The adoption of SFAS 123(R) was responsible for approximately $2,000,000, or 56% of this increase, while the inclusion of four additional months of expense for MPG and three months of expense from Parke was responsible for approximately $1,600,000 of the increase

Other expense increased $2,746,929, to $3,131,109 from $384,180 for the nine-month period ended September 30, 2006 and 2005, respectively. Interest expense increased $2,830,408 to $3,256,755 during the first nine months of 2006 from $426,347 during the first nine months of 2005. The components of interest expense for the nine month periods ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30
	2006	2005

Contractual interest	$347,624	$161,257
Amortization of deferred issuance costs and debt discount	1,175,970	105,090
Value of warrant	—	160,000
Value of adjustment in conversion price	950,865	—
Prepayment penalties	516,071	—
Termination of post re-payment interest obligation	266,225	—

Total Interest Expense	$3,256,755	$426,347

Contractual interest expense (the interest on outstanding loan balances) increased $186,367 or 116% to $347,624 during the first nine months of 2006 from $161,257 during the same period in 2005. The increase in contractual interest was the result of higher average outstanding balances, due in part to the issuance of the $5 million term loan in November 2005 (which was repaid in June 2006), and higher average interest rates. Amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loans, which is included in interest expense, increased $1,070,880 to $1,175,970 during the first nine months of 2006 from $105,090 during the first nine months of 2005. With the repayment of all of the Laurus loans in June 2006, we were required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $978,525. The balance of the increase in amortization expense is related to the amortization of deferred issuances costs associated with the $5 million term loan issued in November 2005. The 2006 interest expense also includes prepayment penalties of $516,071 for the early repayment of the Laurus term loans and $266,225 for the cost of terminating the obligation to pay Laurus a portion of the cash flows generated by certain VNPP projects for the next five years. Upon the closing of the PIPE Transaction and repayment of the term loans in June 2006, Laurus elected to convert the outstanding balance on the revolving note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share: the price at which we issued shares as part of the PIPE Transaction. Laurus would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to the adjustment, but as a result of this adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
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
Effective March 31, 2006, we sold all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to its former owners. As required by SFAS 144 we have presented the operating results for this business as discontinued operations. During the nine months ended September 30, 2006 Great Lakes operating loss was $21,425, compared to an operating profit of $77,501 earned during the same period in 2005.

Preferred stock dividends for the first nine months of 2006 increased $23,329,925 to $24,347,725 from $1,017,800 for the same period in 2005. We accrued dividends of $698,000 and $1,017,800 on our Series E Convertible Preferred Stock during the first nine months of 2006 and 2005, respectively. The dividends accrued during the first nine months of 2006 and 2005 were satisfied through the issuance of additional shares of our preferred stock.
On June 29, 2006, in connection with the PIPE Transaction, all of the outstanding shares of Series E Convertible Preferred stock converted into shares of common stock. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of our common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E. The value of these additional shares of $23,085,467 (valued at the market price of $1.15 per share) was recorded as a deemed dividend during the second quarter of 2006.
During the first quarter of 2006 we were required to reduce the exercise price on warrants to purchase 4,064,830 shares of our common stock held by a preferred stock holder. The exercise price on the warrants was reduced to $0.62 per share ($9.30 post split) from an average exercise price of $0.92 per share ($13.80 post split). This was because we issued stock options to our new CEO with an exercise price of $0.62 per share ($9.30 post split)(which was the market price of our common stock on the date the options were issued). The warrant exercise price automatically adjusted to the same price. We compared the value of the warrants, as determined through the use of a modified Black-Scholes option pricing model, with the old exercise price to the value of the warrants with the reduced exercise price and determined that the reduction in the exercise price had increased the value of the warrants by $266,390. Since these warrants were issued as part of a security offering the increase in value was considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting the dividend charge to additional paid-in-capital, without any effect on total stockholders equity. Also during 2006, a number of our common stock warrants held primarily by the former holders of our Series E Convertible Preferred Stock, contained similar antidilution provisions. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to be automatically reduced to $1.00 per share. We compared the value of the warrants prior to the adjustment to the value of the warrants after the adjustment, using a modified Black-Scholes Option Pricing Model, and determined that the value had increased by $297,868. This increase in value was treated as a deemed dividend and recorded during the second quarter of 2006 by offsetting the dividend charge to additional paid-in-capital, without any effect on total stockholders equity.
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

As of September 30, 2006 we had cash and cash equivalents of $6,825,874 compared to $4,229,150 on December 31, 2005. Our debt obligations as of September 30, 2006 consisted of a mortgage of $535,000 on our facility in Elk Grove Village Illinois, vehicle loans of $45,186, capitalized leases of $665 and a demand note payable to a shareholder of $150,000.
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
The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Nine months ended September 30,	2006	2005

Net cash used in operating activities	$(4,335,193)	$(5,117,933)
Net cash used in investing activities	(4,043,271)	(2,114,761)
Net cash provided by financing activities	10,975,188	7,017,254

Net Increase (Decrease) in Cash and Cash Equivalents	2,596,724	(215,440)

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$6,825,874	$1,574,368

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.
Net cash increased $2,596,724 during the first nine months of 2006 as compared to decreasing $215,440 during the same period in 2005.
Operating Activities
Cash consumed by operating activities decreased $782,740 or 15% to $4,335,193 during the first nine months of 2006 as compared to consuming $5,117,933 during the same period in 2005. Cash used to fund the net loss before changes in working capital, increased $620,794 or 17%, to $4,325,001 during the first nine months of 2006 from $3,704,207 during the first nine months of 2005. This increase was due to increases in SG&A and interest expense.
Changes in working capital (adjusted for business acquisitions and disposals) consumed cash of $10,192 during the first nine months of 2006 as compared to consuming cash of $1,413,726 during the first nine months of 2005. During the first nine months of 2006, reductions in accounts payable and accrued expenses were largely offset by declines in accounts receivable, inventories and the advances to suppliers. The decline in accounts receivable was the result of an improvement in collections, while a deliberate effort to reduce our inventories led in part to the reduction in inventory balances. During 2005, approximately $900,000 was used to satisfy liabilities assumed as part of the acquisition of MPG, including accounts payable and accrued expenses. Increases in inventory and reductions in accounts payable, accrued expenses and deferred revenue at our other businesses also contributed to the increase in cash used for working capital purposes. The inventory increase was related to jobs we were working to complete before the end of the year. The reduction in accounts payable and deferred revenue was the result of completion of the long-term contract in our building automation controls segment. Accrued expenses declined as we paid certain accrued liability during the first half of 2005. These uses of cash were partially offset by a decline in our accounts receivable as we received payment during the first nine months of 2005 for the building automation control projects completed during the fourth quarter of 2004 and first quarter of 2005.
Investing Activities
Cash used in investing activities increased $1,928,510 to $4,043,271 during the nine-month period ended September 30, 2006, from $2,114,761 for the same period in 2005. As part of the June 30, 2006 acquisition of Parke we paid the selling stockholder $2.72 million in cash and incurred expenses related to the transaction of $134,680. This was partially offset by cash balances of $1,710 acquired as part of the transaction. Cash used to fund the Kapadia acquisition included $1,106,064 for the cash portion of the acquisition consideration and $18,415 for legal expenses, offset by $47,329 of cash in Kapadia’s bank accounts on the date of acquisition. Also during 2006 we sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of that company. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. During 2005 we acquired MPG, which closed in May 2005. We paid the selling MPG stockholders $1,643,525 in cash and incurred $137,386 in transaction related costs. This was partially offset by cash balances of $136,492 acquired as part of the transaction. Purchases of property and equipment declined $440,777 largely due to reduced rate of investment in assets associated with the ComEd Virtual Negawatt Power Plant (“VNPP”).
Financing Activities
Financing activities generated cash of $10,975,188 during the first nine months of 2006 as compared to $7,017,254 during the first nine months of 2005. In June 2006 we raised $17,875,000 in gross proceeds through the sale of our common stock, while incurring $101,162 in costs related to the issuance. We used $5,038,030 million of the proceeds to pre-pay the principal on two Laurus convertible term loans and Laurus converted $943,455 outstanding on the revolving note to common stock. Also during 2006 we used $1,056,545 to pay down our revolver, $304,075 for scheduled principal payments and $400,000 to pay off the balance on Parke’s revolver.
During the first nine months of 2005, we generated cash of $5,625,000 through the issuance of common stock and warrants to a group of investors and $2 million through borrowing on our line of credit. This was partially offset by issuance costs of $216,787 and scheduled principal payments on our various loans of $390,959.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of September 30, 2006 our cash balance was $6,825,874.
Our ability to continue the development, manufacturing and expansion of sales of our products and services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, the level and amount of product marketing and sales efforts, the magnitude of research and development, and our ability to improve margins on our products.

During the last five years we have raised net proceeds of approximately $60 million through the issuance of shares of our common and preferred stock, which has allowed us to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses, for working capital requirements or for acquisitions. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key objectives for 2006:
•	Focus on increasing the commercial sales of our products and services. In June 2006 we acquired Parke Industries and as part of this acquisition Dan Parke became our President and Chief Operating Officer. During the last 3 months Dan has spent a great deal of time and effort expanding, training and integrating the sales and marketing staffs of our three companies (now four with the addition of Kapadia). His goal is to have at least 20 fully trained sales people on our staff by the end of the year, each with the ability to sell $1 million to $2 million annually. If we are successful in achieving these goals we believe we will begin to see a significant increase in revenue beginning in the first quarter of 2007.

•	Expand and improve the product line through internal development or acquisition. An expanded product line would allow us to offer additional solutions to our customers, thereby increasing the value of each customer relationship. We have recently begun an internal R&D process to improve our existing products in order to expand their markets, reduce their costs and extend their useful lives. We are also constantly evaluating acquisition opportunities with the view toward adding new products and services to our product line and expanding our geographic market.

•	Aggressively manage our costs in order to conserve cash. We have made some progress in reducing our costs during the last several years, but we plan to focus on eliminating redundant operations and leveraging the synergies available as a result of the acquisition of MPG, Parke and Kapadia to further reduce our costs.

•	Sell our Building Automation Controls business. This sale, which was completed effective March 31, 2006 will allow us to focus exclusively on the sale of our Energy Technology and Energy Services products and services and is expected to reduce the cash consumed in future periods.

•	Secure additional capital to continue to fund operations until the business turns cash flow positive. The PIPE Transaction that closed in June 2006 satisfied this objective. While we may be able to raise additional capital through the recently announced rights offering, the purpose of the rights offering is primarily to allow our stockholders the opportunity to reduce some of the dilution in ownership sustained as a result of the PIPE Transaction. We hope that the capital raised this year will be sufficient to carry us to the point that our business begins to generate positive cash flow, thereby alleviating the need to raise additional capital in the future.
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

Cautionary Note Regarding Forward-Looking Statements
This discussion includes forward-looking statements that reflect the Company’s current expectations about its future results, performance, prospects and opportunities. The Company has tried to identify these forward-looking statements by using words such as “may,” “expects,” “anticipates,” “believes,” “intends,” “hopes,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities in the remainder of 2006 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the Company’s limited operating history, the Company’s history of operating losses, the potential impact of our auditor’s “going concern” opinion, customers’ acceptance of our products, the Company’s use of licensed technologies, our new CEO’s limited operating and industry experience, risk of increased competition, the Company’s ability to achieve commercial scale development of products and technologies to satisfy customers demands and requirements, the risks associated with acquisitions, the need for additional financing and the terms and conditions of any financing that may be consummated, the limited trading market for the Company’s securities, the possible volatility of the Company’s stock price, the concentration of ownership, and the potential fluctuation in the Company’s operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in Lime Energy’s filings with the Securities and Exchange Commission. Except as required by Federal securities laws, Lime Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure the Company has to market risk is the risk of changes in market interest rates. The interest rates on the Company’s mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of September 30, 2006, the prime rate was 8.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $5,350.

ITEM 4.	Controls and Procedures
a.	Disclosure Controls and Procedures.
Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
b.	Changes in Internal Controls.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
1.)	On June 29, 2006 we entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of our Series E Convertible Stock, for an aggregate purchase price of $17,875,000, 17,875,000 shares of our common stock (the “PIPE Transaction”). We used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke; approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd.; $400,000 to pay off Parke’s line of credit and $90,079 for transaction related costs. Subsequently, on September 26, 2006, we used $1,106,064 of the proceeds to pay the cash portion of the consideration for the acquisition of Kapadia Consulting, Inc. described under (8) below. The balance of the gross proceeds is being and will be used for working capital and other general corporate purposes.

2.)	Concurrently with the closing of the PIPE Transaction pursuant to the Securities Purchase Agreement described above, the holders of all of our outstanding Series E Preferred Stock converted such shares into 21,648,346 shares of our common stock, and agreed that, upon the conversion, all agreements related to the Series E Preferred Stock would be terminated. The Series E Preferred Stock as originally issued was convertible at $6.67 per share into 1,574,027 shares of our common stock (adjusted for the reverse stock split), however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E.

3.)	A number of our common stock warrants, most of which are held by former holders of our Series E Convertible Preferred Stock, contain antidilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into our common stock if the price is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share.

4.)	Immediately following completion of the PIPE Transaction and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 950,865 shares of our common stock. In addition, in consideration of our issuance of 392,596 shares of common stock, Laurus agreed to a) waive the payment of liquidated damages due as a result of our failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and b) terminate the requirement that we pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.

5.)	On June 29, 2006, the we acquired Parke P.A.N.D.A. Corporation for consideration consisting of 5,000,000 shares of our common stock (valued at $1.00 per share) and cash of $2,720,000. Please see Note 5 to our financial statements for additional information regarding the acquisition of Parke P.A.N.D.A. Corporation.

6.)	Effective June 29, 2006, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock of $349,100. The dividends were paid with 3,491 additional shares of Series E Convertible Preferred Stock. As described above, these Series E shares were converted into common stock on June 29, 2006.

7.)	During July 2006, we issued a consultant a three year warrant to purchase 60,000 shares of our common stock at $1.00 per share as partial consideration for services received. This warrant was valued at $25,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 5.108%, expected volatility of 91.4%, expected dividend of $0 and expected life of three years. The value of the warrant was charged to operations during the second quarter of 2006.

8.)	On September 26, 2006, we acquired Kapadia Consulting, Inc., effective September 30, 2006. Consideration consisted of 500,000 shares of our common stock and cash of $1,106,064. Please see Note 6 to our financial statements for additional information regarding the acquisition of Kapadia Consulting, Inc.
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

LIME ENERGY CO.:
Dated: November 13, 2006	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: November 13, 2006	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)