Form 10-K
period 2006-12-31
LIME ENERGY CO.
filed 2007-04-02
CIK 1065860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-16265

LIME ENERGY CO.
(Exact name of Registrant as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1280 Landmeier Road, Elk Grove Village, IL	60007-2410
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (847) 437-1666
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock $0.0001 par value	Over-the-counter market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $30,179,191 based on the reported last sale price of common stock on June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.
As of March 28, 2007, there were 50,566,468 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2006 are incorporated by reference into Part II, Item 5 and Part III of this Report.
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
          Unless the context otherwise requires, “Lime Energy,” the “Company,” “we,” “our,” “us” and similar expressions refers to Lime Energy Co. and its subsidiaries.
Overview/History
          We are a developer, manufacturer and integrator of energy saving technologies and provide energy engineering services. Our energy saving products include the eMAC system, which provides intelligent control and continuous monitoring of HVAC and lighting equipment via wireless communication technology to reduce energy usage and improve system reliability. The eMAC technology has been installed in applications in commercial buildings, factories and office structures.
          From June 2001 through March 2006 we also provided, through our subsidiary, Great Lakes Controlled Energy Corporation, a Delaware Corporation (“Great Lakes”), integrated building and environmental control solutions for commercial and industrial facilities.
          Until June 1, 2003, we also manufactured custom electrical switchgear through our subsidiary Switchboard Apparatus Inc. (“Switchboard”)
          Until recently we also marketed the EnergySaver, a product that reduces energy usage in ballasted lighting fixtures with minimal lighting level reduction. In conjunction with the EnergySaver we also marketed the GlobalCommander, a system that allows us to link multiple EnergySaver units together and to provide remote communications, measurement and verification of energy savings. The EnergySaver achieves energy savings by taking advantage of certain characteristics of passive ballasts used with fluorescent and high intensity discharge (“HID”) fixtures, which up until recently were the predominate ballasts used for these types of fixtures. We recently decided to discontinue the active marketing of the EnergySaver because lighting manufacturers have recently begun to discontinue the sale of certain passive ballasts and we believe will discontinue the sale of all passive ballasts in the near future. While there is still a large base of installed passive ballasts in the United States, we believe that most of these passive ballasts will be replaced over the next 5 to 7 years with active or electronic ballasts, which are not compatible with the EnergySaver. Our management decided that rather than continuing to sell a technology to customers that would have a limited useful life, going forward we would concentrate our sales and marketing efforts on other forms of energy technology and services.

          On December 5, 1997, we were initially formed as Electric City LLC, a Delaware limited liability company. On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation.
          On June 10, 1998, Electric City issued shares of our common stock with a fair market value of $1,200,272, representing approximately six (6%) percent of Electric City’s then issued and outstanding common stock, to the approximately 330 shareholders of Pice Products Corporation (“Pice”), an inactive, unaffiliated company with minimal assets, pursuant to a merger agreement under which Pice was merged with and into Electric City. The purpose of the merger was to substantially increase the number of our shareholders to facilitate the establishment of a public trading market for our common stock. Trading in our common stock commenced on August 14, 1998 through the OTC Bulletin Board under the trading symbol “ECCC”.
          In May 1999, we purchased most of the assets of Marino Electric, Inc., an entity engaged in the business of designing and manufacturing custom electrical switchgear and distribution panels.
          On August 31, 2000 we acquired Switchboard Apparatus.
          On June 7, 2001 we acquired Great Lakes.
          On June 3, 2003, we entered into an asset purchase agreement with Hoppensteadt Acquisition Corp., whereby Hoppensteadt acquired all of the assets, except for certain receivables and cash, and assumed all of the liabilities, except for bank debt, of Switchboard Apparatus, as of May 31, 2003.
          On May 3, 2005, we acquired Maximum Performance Group, Inc. (“MPG”). MPG is a technology based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications. The eMAC line of controllers provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless communication technology to reduce energy usage and improve system reliability. MPG has offices in New York City and San Diego, California.
          On April 3, 2006, we sold all of the capital stock of Great Lakes Controlled Energy Corporation to its former owners, effective as of March 31, 2006.
          On June 29, 2006, we acquired Parke P.A.N.D.A. Corporation (“Parke”). Parke (now named Parke Industries, LLC) is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Parke has 30 employees and is headquartered in Glendora, California, with offices in Danville and Carmel, California.
          On September 13, 2006 we changed our name to Lime Energy Co. after merging with a wholly owned subsidiary which was set up solely for the purpose of effecting a name change. On September 22, 2006 our stock began trading on the OTC Bulletin Board under the trading symbol “LMEC,”
          On September 26, 2006, we acquired Kapadia Consulting, Inc. (now named Kapadia Energy Services, Inc.), effective September 27, 2006. Kapadia is an engineering firm that specializes in energy management consulting and energy efficient lighting upgrades for commercial and industrial users. Kapadia has seven employees, is headquartered in Peekskill, New York, and has an office in Ventura, California.

Products And Services
          The Company currently markets products or provides services under two distinct business segments. The energy technology segment includes the development and sale of the eMAC and uMAC product lines. Commencing June 30, 2006, we formed an energy services business segment, which is served by our subsidiaries, Parke Industries, LLC and Kapadia Energy Services, Inc. Parke specializes in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users and Kapadia is an engineering consulting firm that specializes in energy efficiency and energy management. See Note 28 to the consolidated financial statements for additional information regarding the segments of our business.
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
          The eMAC controller is contained in a small box that is mounted on the exterior of a customer’s HVAC unit. The controller is wired into the HVAC equipment and monitors up to 126 points of the equipment’s operation. In addition, each eMAC contains a Pentech Energy Recovery Controller (“PERC”), a patented third generation microprocessor-based technology.
          PERC was developed by Pentech Solutions, a predecessor company to MPG, and is designed to dynamically match an HVAC system’s output to any given load condition, thereby improving the operating efficiency of the equipment. Since most HVAC systems are designed to maintain comfortable environmental conditions on both the hottest and coldest days likely to be experienced, there exists substantial excess system capacity on most days of the year. Due to this excess capacity, the system quickly satisfies a thermostat’s call for heating or cooling, and in doing so overshoots the thermostat set point and leaves Btu’s of heat or cooling in the heat exchanger, cooling coils and air ducts. The PERC controller acts to correct this by periodically turning off the air conditioner’s compressor and condenser fan while continuing to run the evaporator fan, thereby continuing to deliver cooling to the conditioned space utilizing the energy stored in the cooling coils, heat exchanger and air ducts. In heating applications, PERC periodically closes the gas valve while continuing to operate the indoor air fan, delivering heated air into the space utilizing the heat stored in the heat exchanger and air ducts. At the same time, the PERC controller is monitoring the rate of temperature change in the conditioned space in order to avoid overshooting the desired temperature setting. The PERC technology typically will result in energy savings of 15% to 20% for our end user customers.
          The wireless communication capabilities of the eMAC allow us to monitor and remotely manage the operation of a customer’s HVAC equipment. A customer can log on to our eMAC web site and obtain information regarding the operation of its HVAC equipment and change equipment operating parameters, such as hours of operation and temperature. The eMAC will also send alarms to our central server when any of the up to 126 monitored points of operation fall outside predetermined operating ranges. This often permits us to react to a potential equipment problem before the occupants of the space are aware of an equipment malfunction. We charge our customers for this ability to communicate and remotely monitor and mange their equipment, though we often include an initial monitoring period with the purchase of the eMAC so that our customers can become familiar with the benefits of this service.

          The uMAC is a version of the eMAC which has been simplified to remotely control the operation of a facility’s lights via wireless communications. Using the uMAC a customer can remotely, via the Internet, turn lights on and off and change the daily schedule for the operation of a facility’s lighting.
Energy Services
          Through our wholly owned subsidiary, Parke Industries, LLC, which we acquired at the end of June 2006, we market, design, engineer and install energy efficient lighting upgrades for commercial and industrial users. Parke seeks to determine the best lighting solutions for its customer, taking into consideration factors such as lighting requirements, building environmental conditions, energy costs, available utility and/or tax incentives, and installation, operating and maintenance costs of various lighting alternatives, to select what it believes is the best solution for its customer. It will then remove the existing lighting system and replace it with the new lighting system using its own installation crews. In most situations, Parke’s customer will realize paybacks of 12 to 24 months on their lighting system upgrade and very often also improve the overall quality of lighting in their facilities.
          Our other recently acquired subsidiary, Kapadia Energy Services, Inc., provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Some of the services that Kapadia offers its customers include building energy audits to determine ways to improve energy efficiency, HVAC and boiler system optimization, energy management planning, engineering design review with a view to optimizing energy efficiency and energy rebates, energy project management, and lighting engineering and design. Kapadia will also provide turnkey lighting upgrades in which it will purchase all of the materials and labor for energy efficient lighting upgrades, much like Parke does, except that it uses subcontractors to perform the installation of the new lighting fixtures.
Marketing, Sales and Distribution
          The majority of our sales are derived through the efforts of our internal sales force. We currently have 23 employees whose primary responsibility is sales working out of nine sales offices, some of which are home offices. Our sales people have been trained to sell all of our products and services, regardless of the subsidiary that employs them or the office that they work out of. Our sales leads are developed from of a combination of cold calls, referrals and repeat customers.
Customers
          During 2006, three customers, Kohl’s Department Stores, Modell’s Sporting Goods and Automated Building Controls accounted for 14%, 13% and 13% of our consolidated billings, respectively. During 2005, two customers, Kohl’s Department Stores and Duane Read Inc., accounted for approximately 37% and 11% of our consolidated billings, respectively and during 2004, sales to five customers Public Energy Solutions, Electric City of New Jersey, Electric City of Pennsylvania, Control Ambiento Y Mantenimiento and the New York Power Authority accounted for 39%, 14%, 12%, 11% and 10% of our consolidated revenue, respectively.
Competition
          While there are other HVAC controllers that provide energy saving benefits similar to the eMAC, we are not aware of any competing product available at a comparable cost to the eMAC that provides the communications, remote monitoring and diagnostic features of the eMAC. Large, national control companies provide systems that can do much of what the eMAC can do, but the installed cost of such systems make them impractical for smaller applications, which is the market we are targeting with the eMAC.

          There are many competitors in the energy services business, including small regional lighting retrofit companies, electrical contractors and large national energy service companies. The large national energy service companies tend to market to large national companies and compete for large energy retrofit projects in which lighting is one piece of the total project. Parke focuses on providing lighting retrofit services to the under-served market for small to mid-sized commercial and industrial users (which we believe is under-served) and to niche markets, where installations are more difficult. In these markets Parke sells its services based on the financial return to its customers and differentiates itself through its experience and reputation for quality work and superior service.
          Energy engineering services such as those provided by Kapadia are also generally widely available. The certifications held by Kapadia’s staff of engineers include: Professional Engineer (“PE”); Certified Energy Engineer (“CEM”); and Certified Lighting Efficiency Professional (“CLEP”). To obtain these certifications an individual must have a high level of experience and demonstrated knowledge of engineering and energy engineering concepts. Kapadia differentiates itself from its competitors through its reputation for quality work and its 26 years of experience as an energy engineering firm. A significant amount of Kapadia’s business comes from repeat customers or referrals.
Manufacturing
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
          The primary components of the eMAC are sourced from multiple suppliers. We periodically engage in discussions with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.
          Our lighting products are purchased from third party suppliers and manufacturers. These products are generally widely available and are selected based on a combination of price, performance, features and availability.
          During 2006 approximately 12% of our consolidated purchases were made from one supplier. During 2005, approximately 20% of our consolidated material purchases were made from four suppliers. Purchases from any one supplier will vary year-to-year depending on sales and inventory levels. None of our largest suppliers sell the Company proprietary products that we could not purchase from other vendors.
Compliance With Environmental Laws
          Neither the Company’s production, nor sale of its products, in any material way generate activities or materials that require compliance with federal, state or local environmental laws. Our Energy Services businesses use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Research and Development
          The Company, through the day-to-day use of the eMAC and its components and through various testing sites around the country, develops modifications and improvements to our products. Total research and development costs charged to operations were approximately $535,000, $395,000 and $150,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Intellectual Property
          As of December 31, 2006, we had nine issued patents and three patents pending before the U.S. Patent and Trademark Office, as well as foreign patent offices on various aspects of the EnergySaver, eMAC and GlobalCommander technologies. In addition we have registered four trademarks and have one additional trademark registration pending.
Employees
          As of March 15, 2007, we had 74 full time employees and 3 part time employees, of which 13 were management and corporate staff, 9 were engineers, 24 were engaged in sales and marketing and 31 were engaged in customer support and field service.
Item 1A. Risk Factors
          The following disclosure of risk factors include all material risks known to us at this time. Additional risks we are not presently aware of or that we currently believe are immaterial may prove to impair our business and financial performance. Our business could be harmed by any of these risks, whether stated or unstated. We operate in a continually changing business environment and may as a result enter into new businesses and product lines. We cannot predict new risk factors that may arise in the future, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is subject to change as we continue to assess and refine our business strategy. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected in a material manner.
Risks Related to Our Business
We have incurred significant operating losses since inception and may not achieve or sustain profitability in the future.
          We have experienced operating losses and negative cash flow from operations since our inception in December 1997 and we currently have an accumulated deficit. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. Although we are continuing our efforts to improve profitability through expansion of our business in both current and new markets, we must overcome marketing hurdles, including gaining market acceptance, in order to sell large quantities of our products and services. In addition, we may be required to reduce the prices of our products in order to increase sales. If we reduce prices, we may not be able to reduce costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we have spent and expect to continue to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (2) for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.
Failure to effectively market our energy management products and services could impair our ability to sell significant quantities of these products and services.
          One of the challenges we face in commercializing our energy management products and services is demonstrating the advantages of our products and services over competitive products and services. To do this, we will need to further develop our marketing and sales force. If we do not successfully develop and expand our internal sales force, we may not be able to generate significant revenues.
If our products and services do not achieve or sustain market acceptance, our ability to compete will be adversely affected.
          To date, we have not sold our eMAC product line in very large quantities and a sufficient market may not develop for it. Significant marketing will be required in order to establish a sufficient market for these products. The technology underlying our products may not become a preferred technology to address the energy management needs of our customers and potential customers. Failure to successfully develop, manufacture and commercialize products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in the energy management market or survive as a business.
Failure to replace a significant customer could materially and adversely affect our results of operations and financial condition.
          We have historically derived a significant portion of our annual revenue from a limited number of customers. Seldom has any one customer represented 10% or more of our revenues for more than one year in a row. This requires that we continually replace major customers, whose needs we have satisfied, with one or more new customers. The failure to replace a major customer could have a significant negative effect on our results of operations and financial condition. We believe that as a result of the acquisition of Parke and Kapadia during 2006 we will experience an increased diversification of our customer base, reducing the amount of our revenue associated with several large customers, but this remains to be seen.
A decrease in electric retail rates could lessen demand for our products.
          Our products and services have the greatest sales and profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current levels. Due to a potential overbuilding of power generating stations in certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and reduced demand for our energy saving products and services.

If we are not able to protect our intellectual property rights against infringement, or if others obtain intellectual property rights relating to energy management technology, we could lose our competitive advantage in the energy management market.
          We regard our intellectual property rights, such as patents, licenses of patents, trademarks, copyrights and trade secrets, as somewhat important to our success. Although we have entered into confidentiality and rights to inventions agreements with our employees and consultants, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. Failure to take appropriate protective steps could materially adversely affect any competitive advantage we may have in the energy management market. In addition, patents held by third parties may limit our ability to manufacture, sell or otherwise commercialize products and could result in the assertion of claims of patent infringement against us. If that were to happen, we could try to modify our products to be non-infringing, but we might not be successful or such modifications might not avoid infringing on the intellectual property rights of third parties.
          Claims of patent infringement against us, regardless of merit, could result in the expenditure of significant financial and managerial resources by us. We could be forced to seek to enter into license agreements with third parties to resolve claims of infringement by our products of the intellectual property rights of third parties. Such licenses may not be available on acceptable terms or at all. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.
If we are unable to achieve or manage our growth, it will adversely affect our business, the quality of our products and services, and our ability to attract and retain key personnel.
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
          As part of our growth strategy, we intend to seek to acquire companies with complementary technologies, products and/or services. Our management, including our board of directors, will have discretion in identifying and selecting companies to be acquired by us and in structuring and negotiating these acquisitions. In general, our common stockholders may not have the opportunity to approve these acquisitions. In addition, in making acquisition decisions, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual operating results of any acquired company or the combination of us and an acquired company may fall significantly short of projections.

          We may be unable to acquire companies that we identify as targets for various reasons, including:
•	our inability to interest such companies in a proposed transaction;

•	our inability to agree on the terms of an acquisition;

•	incompatibility between our management and management of a target company; and

•	our inability to obtain the approval of the holders of our common stock, if required.
          If we cannot consummate acquisitions on a timely basis or agree on terms at all, or if we cannot acquire companies with complementary technologies, products and/or services on terms acceptable to us, our future growth may be impaired.
Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.
          Since January 1, 2000, we have acquired five companies; Switchboard Apparatus Inc., Great Lakes Controlled Energy Corporation, Maximum Performance Group, Inc., Parke P.A.N.D.A. Corporation and Kapadia Consulting, Inc., two of which (Switchboard Apparatus and Great Lakes Controlled Energy) we subsequently sold at a loss. Our future growth may depend, in part, upon our ability to successfully identify, acquire and operate other complementary businesses. We may encounter problems associated with such acquisitions, including the following:
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
          In addition, often an acquired company’s performance is largely dependent on a few key people, particularly in smaller companies. If these key people leave the company, become less focused on the business or less motivated to make the business successful after the acquisition, the performance of the acquired company may suffer.
If sufficient additional funding is not available to us, the commercialization of our products and services and our ability to grow is likely to be hindered.
          Our operations have not generated positive cash flow since the inception of the Company in 1997. We have funded our operations through the issuance of common and preferred stock and secured debt. Our ability to continue to operate until our cash flow turns positive may depend on our ability to continue to raise funds through the issuance of equity or debt. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, sell some of our businesses or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products and services. If we should have to cease operations altogether, our stockholders’ investment is likely to be lost.

Raising additional capital or consummation of additional acquisitions through the issuance of equity or equity-linked securities could dilute your ownership interest in us.
          We have recently raised additional capital through the issuance of common stock to repay debt, fund an acquisition, grow our product development, marketing and sales activities at the pace that we intend, and to continue to fund operating losses until our cash flow turns positive. We may find it necessary to raise capital again some time in the future. If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock. Depending on the terms, common stock holders may not have approval rights with respect to such issuances.
Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
          Our headquarters are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters and a warehouse. We acquired this facility in August 1998 with a combination of stock and cash. The cash portion of the purchase price was financed through a mortgage on the building. The mortgage was refinanced in December 2006, bears interest at the rate of prime (currently 8.25%) plus 0.5%, and is payable in monthly installments of $3,000 plus interest, until a final balloon payment which is due on February 2008. There is no penalty for prepayment of the mortgage. As of March 2, 2007, the outstanding principal amount of the mortgage was $517,000.
          On May 3, 2005, we acquired Maximum Peformance Group, Inc (“MPG”). MPG currently leases a 3,100 square foot office in San Diego, California and a 2,800 square foot office in New York City. The San Diego lease expired during 2005 and is currently operating on a month to month basis with a 90 day termination notice requirement. The New York office lease has a term of five years and will expire in September 2010.
          On June 29, 2006, we acquired Parke P.A.N.D.A. Corporation (now known as Parke Industries, LLC) (“Parke”). As part of the acquisition we assumed Parke’s lease of a 5,000 square foot office in Glendora, California. The lease which expires on December 31, 2009 provides for monthly rent of $3,500, increasing 3% on the first of each year beginning on January 1, 2007. The building is owned by a company controlled by the former stockholder of Parke, Daniel Parke, who is currently Lime Energy’s President, Chief Operating Officer and a Director.
          On September 26, 2006, we acquired Kapadia Consulting, Inc. (now known as Kapadia Energy Services, Inc.), effective September 27, 2006. Kapadia leases a 2,000 square foot office in Peekskill, NY and a 918 square foot office in Ventura, California. The New York lease expired in 2000 and is operating on a month to month basis. The California lease expires on October 31, 2007.
          We believe that the space and location of our current facilities in combination with the current and planned outsourcing of our manufacturing will be sufficient to reach a level of production projected for the current year.

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
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the three months ended December 31, 2006.
          In January 2007, we requested written consent from our stockholders to approve an amendment to our certificate of incorporation to setting forth the 1 for 15 reverse split of our common stock. A proxy statement containing the written consent was distributed to stockholders of record on January 2, 2007. On January 22, 2007, we received the consent and approval from stockholders holding a majority of our outstanding common stock approving the proposed amendment, and on January 23, 2007 we filed the amendment to our certificate of incorporation with the Secretary of State of Delaware.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
          From December 12, 2000 to June 9, 2006, our common stock was listed on the American Stock Exchange under the trading symbol “ELC”. From June 12, 2006 through September 21, 2006, our common stock traded on the OTC Bulletin Board under the trading symbol “ELCY.” Since September 22, 2006 our stock has traded on the OTC Bulletin Board under the symbol “LMEC.”
          In June, 2006, we announced a 1 for 15 reverse split of our common stock, effective on June 15, 2006 and since that date, our common stock has been trading on that basis.
          The closing price of our common stock on March 28, 2007 was $1.00. The following table sets forth the quarterly high and low selling prices for our common stock as reported on The American Stock Exchange and OTC Bulletin Board since January 1, 2004, adjusted for the reverse split.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2004:
Fiscal Quarter Ended March 31, 2004	$37.05	$25.50
Fiscal Quarter Ended June 30, 2004	$31.20	$23.25
Fiscal Quarter Ended September 30, 2004	$28.95	$16.65
Fiscal Quarter Ended December 31, 2004	$21.30	$15.75

Fiscal Year Ended December 31, 2005:
Fiscal Quarter Ended March 31, 2005	$19.50	$12.90
Fiscal Quarter Ended June 30, 2005	$16.05	$12.15
Fiscal Quarter Ended September 30, 2005	$18.60	$10.05
Fiscal Quarter Ended December 31, 2005	$13.65	$7.50

Fiscal Year Ended December 31, 2006:
Fiscal Quarter Ended March 31, 2006	$16.80	$8.40
Fiscal Quarter Ended June 30, 2006	$10.20	$0.70
Fiscal Quarter Ended September 30, 2006	$1.40	$0.75
Fiscal Quarter Ended December 31, 2006	$1.29	$0.76

Holders
          As of March 29, 2007 we had approximately 4,850 holders of record of our common stock and 50,316,902 shares of common stock outstanding.
Dividends
          No dividends were declared or paid during the three month period ended December 31, 2006.
          For a further discussion regarding preferred stock dividends, see “Item 7 – Management’s Discussion and Analysis or Plan of Operations – Preferred Stock Dividends.”
          We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
          During the twelve months ended December 31, 2006, we issued the securities listed below:
•	During the first three months of 2006, two holders of our Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 47,533 shares of common stock.

•	Effective March 31, 2006, we received 14,194 shares of our common stock as part of the sale of our Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg. These shares have been returned to the status of authorized, unissued shares of common stock.

•	On June 29, 2006 we entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of our Series E Convertible Stock, for an aggregate purchase price of $17,875,000, 17,875,000 shares of our common stock (the “PIPE Transaction”). We used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke P.A.N.D.A. Corporation; approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd.; $400,000 to pay off Parke’s line of credit and $90,079 for transaction related costs. The balance of the gross proceeds of approximately $9 million has been and will be used for working capital and other general corporate purposes, except that $1,250,000 was used to pay the cash portion of the acquisition price for Kapadia Consulting, Inc. in September 2006, as described in Note 5 to our financial statements.

•	Concurrently with the closing of the PIPE Transaction pursuant to the Securities Purchase Agreement described above, the holders of all of our outstanding Series E Preferred Stock converted such shares into 21,648,346 shares of our common stock. The Series E Preferred Stock as originally issued was convertible at $15.00 per share. The outstanding Series E shares prior to the PIPE Transaction were convertible into 1,574,027 shares of our common stock, however, the Series E contained antidilution provisions which automatically reduced the conversion price of the Series E to the $1.00 per share issuance price of common stock in the PIPE Transaction. This adjustment in the conversion price resulted in 20,074,319 additional shares being issued upon conversion of the Series E.

•	A number of our common stock warrants, all but one of which are held by former holders of our Series E Convertible Preferred Stock (the exception is a warrant held by an affiliate of a former holder of Series E Preferred), contain antidilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into our common stock if the price is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction, the exercise price on these warrants ranged from $13.50 per share to $15.00 per share (adjusted for the reverse split). The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share.

•	Immediately following completion of the PIPE Transaction and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 950,865 shares of our common stock. In addition, in consideration of our issuance of 392,596 shares of common stock, Laurus agreed to (i) waive the payment of liquidated damages due as a result of our failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and (ii) terminate the requirement that we pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.

•	On June 30, 2006, we issued 5,000,000 shares to the Parke Family Trust as part of the consideration in the acquisition of Parke P.A.N.D.A. Corporation.

•	During the first six months of 2006, our Board of Directors declared dividends payable on our Series E Convertible Preferred Stock of $698,000. The dividends were paid with 6,980 additional shares of Series E Convertible Preferred Stock.

•	On July 25, 2006, we issued a three year warrant to purchase 60,000 shares of our common stock at $1.00 per share to Bristol Capital, Ltd. as consideration for services.

•	On September 26, 2006, we issued 500,000 shares of our common stock to Pradeep and Susan Kapadia as part of the consideration in the acquisition of Kapadia Consulting, Inc.

•	The sales and issuances of common stock, debt instruments and warrants to purchase common stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act and no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration unless sale is pursuant to an exemption therefrom.

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
LIME ENERGY CO. AND SUBSIDIARIES
Selected Financial Data

	Year ended December 31,
	2006 (1)	2005	2004	2003	2002 (2)
Statement of Operations Data:
Revenue	$8,143,624	$3,693,429	$733,630	$2,280,532	$3,627,113

Cost of sales	6,931,294	3,691,854	862,366	1,945,554	3,273,150

Gross profit	1,212,330	1,575	(128,736)	334,978	353,963

Selling, general and administrative	12,165,700	5,363,503	4,234,240	3,921,121	5,464,950
Amortization of intangibles	1,210,006	471,765	—	—	—
Impairment loss	1,183,525	242,830	—	—	108,000

Operating loss	(13,346,901)	(6,076,523)	(4,362,976)	(3,586,143)	(5,218,987)

Other income (expense)	(3,079,188)	(544,253)	(626,049)	(354,941)	(32,920)

Loss from continuing operations	(16,426,089)	(6,620,776)	(4,989,025)	(3,941,084)	(5,251,907)

Loss from discontinued operations	(21,425)	(251,962)	(170,337)	(1,540,858)	(1,756,020)
Cumulative effect of accounting change	—	—	—	—	(4,103,872)

Net loss	(16,447,514)	(6,872,738)	(5,159,362)	(5,481,942)	(11,111,799)

Basic and diluted loss per common share from continuing operations (3)	$(1.52)	$(2.65)	$(3.62)	$(3.90)	$(4.50)
Basic and diluted loss per common share (3)	(1.52)	(2.73)	(3.68)	(4.58)	(7.32)

Weighted average common shares outstanding (3)	26,908,608	3,190,664	2,660,092	2,250,766	2,080,878

Balance Sheet Data:
Cash and cash equivalents	$4,663,618	$4,229,150	$1,789,808	$2,467,023	$1,555,904
Working capital	3,606,419	646,483	263,304	2,050,157	3,546,270
Total assets	25,396,865	17,098,974	6,479,320	7,353,627	8,908,551
Long-term debt, including current portion	567,091	4,980,032	1,230,353	1,348,645	1,089,791
Total stockholders’ equity	18,184,756	4,377,637	1,780,271	3,040,932	4,284,291

(1)	Effective January, 1, 2006, we adopted SFAS 123(R) which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2006, the we recognized $4,828,955 of stock compensation expense.

(2)	In the year ended December 31, 2002, we adopted FAS 142 “Goodwill and Other Intangible Assets”, which required us to test our intangible assets for possible impairment. As a result of this testing we determined the goodwill associated with the Power Management segment was impaired and recorded a write-down of the asset in the amount of $4,103,872, which was reported as a cumulative effect of accounting change in 2002.

(3)	During 2006 the Company effected a 1 for 15 reverse split of its common stock. The weighted average common shares outstanding and the earnings per share values have all been adjusted to reflect the reverse split.

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
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 4 in the notes to the consolidated financial statements.
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
          Profit Recognition on Long-Term Contracts
          We account for revenue on most of our long-term contracts on the completed contract method, whereby revenue is recognized once the project is substantially complete. However, we account for revenues on some long-term contracts under the percentage of completion method in conjunction with the cost-to-cost method of measuring the extent of progress toward completion. Any anticipated losses on contracts are charged to operations as soon as they are determinable.
          Allowance for Doubtful Accounts
          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and our historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customers’ ability to pay are incorrect, additional allowances may be required. During 2006, we increased our allowance by $105,000 and wrote-off receivables of $62,000. As of December 31, 2006 our allowance for doubtful accounts was approximately $366,000, or 11.5% of the outstanding accounts receivable, of which approximately $342,000 was associated with our EnergySaver business.
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
          During 2006, we determined that our VNPP (“Virtual Negawatt Power Plan”) Asset was completely impaired and recorded an impairment charge of $1,183,525 to reduce the carrying value of the asset to zero. Please refer to Note 10 in the accompanying consolidated financial statements for further information regarding this impairment charge.
          Goodwill
          We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these intangible assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than value based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. In February 2006 we signed a non-binding letter of intent to sell Great Lakes Controlled Energy. To determine if our goodwill would be impaired as a result of the expected sale, we compared the carrying value of the related reporting unit to the expected sale price of the business and determined that the goodwill was impaired. As a result we recorded an impairment loss as of December 31, 2005 of $242,830.
          At the end of 2006 we completed an assessment of the goodwill associated with the acquisition of Maximum Performance Group, Inc. and determined fair value of the related reporting unit exceeded the carrying value, indicating that the goodwill was not impaired.
          It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.
          Stock-based Compensation
          We have a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 26 to our financial statements. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”), which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123(R), we accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that are greater than or equal the market value of the underlying common stock on the date of grant under our stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Operations prior to January 1, 2006. During 2006, we recognized $4,828,955 of stock compensation expense.
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
          Decision to Discontinue the Active Marketing of the EnergySaver. At the end of 2006, we decided to discontinue the active marketing of the EnergySaver and GlobalCommander and write-off most of our remaining inventory of EnergySaver parts due to changes in lighting technology which we believe will diminish the future prospects for the product. The Company was founded in 1997 for the purpose of manufacturing and marketing the EnergySaver and the EnergySaver has been a material source of revenue for the Company for the last nine years, with the product line contributing approximately 74% and 21% of our consolidated revenue in 2005 and 2006, respectively. We will continue to accept orders for the EnergySaver from former customers and those dealers who continue to market the product, but we do not expect sales of this product line to represent a significant portion of our revenue in future periods. We have acquired three companies within the last two years, Maximum Performance Group, Inc., Parke P.A.N.D.A. Corporation and Kapadia Consulting, Inc. which we believe will provide most, if not all of the Company’s revenue and earnings in future periods. As a result of these changes we will no longer be manufacturing any of our own products (the eMAC is manufactured for us by a contract manufacturer) and we believe a significant portion of our future revenue will be derived from the sale of services. These decisions will fundamentally change the nature of our business, though we remain focused on providing energy conservation technologies and services.
Results of Operations
          Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Lime Energy’s sales are generated from the sale of products and services, primarily in the U.S. Three customers collectively accounted for approximately 40% of our consolidated billings during the year ended December 31, 2006, while one customer accounted for approximately 30% of our consolidated billings during the year ended December 31, 2005.
          Our cost of goods sold consists primarily of materials and labor. Also included in our cost of goods sold are freight, the costs of operating our manufacturing facility, charges from the contract manufacturer that manufactures the eMAC line of controllers, charges from outside contractors used to install our product in our customers’ facilities, depreciation, and charges for potential future warranty claims and royalty costs related to EnergySaver sales.
          Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally our proprietary products have a higher gross profit margin than products and services that we purchase and resell.
          A portion of our operating expense is relatively fixed, such as the cost of our facilities and certain support personnel. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales.
          Selling, general and administrative (“SG&A”) expenses include the following components:
•	direct labor and commission costs related to our employee sales force;

•	expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits, including the costs of share based compensation;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and the cost of non-manufacturing utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses;

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.

          Interest expense for continuing operations includes the costs and expenses associated with working capital indebtedness, the mortgage on our headquarters building, convertible term loans, and various auto loans, all as reflected on our current and prior financial statements. Also included in interest expense is amortization of debt discount and deferred financing costs. The debt discount includes the fair value of the warrants issued to Laurus Master Fund in 2003 and 2005, as well as the value of the beneficial conversion feature attributed to the convertible term loan which we entered into with Laurus in 2003. We repaid the Laurus convertible term loans and revolver in full in June 2006.
Twelve-Month Period Ended December 31, 2006 Compared With the Twelve-Month Period Ended December 31, 2005
          Revenue. Our revenue increased $4,450,195, or 120% to $8,143,624 during the year ended December 31, 2006, as compared to $3,693,429 for the year ended December 31, 2005. Revenue generated by our Energy Services segment was responsible for $3,302,014 or 74% of the increase in our revenue for 2006. The Energy Services segment was created in 2006 through the acquisition of Parke on June 29, 2006 and Kapadia on September 27, 2006. The balance of the increase was related to increased revenue associated with the eMAC, partially offset by lower EnergySaver sales. The increase in the eMAC revenue was due to the inclusion of a full year of results for MPG (MPG was acquired effective May 3, 2005) and higher unit sales. We expect to see steady growth in revenue in future periods from both the Energy Services segment and MPG. This growth in revenue will be partially offset by declining EnergySaver sales due to our recent decision to discontinue the active marketing of this product line.
          Gross Profit. Our gross profit increased $1,210,755 to $1,212,330 for the year ended December 31, 2006, as compared to $1,575 for the year ended December 31, 2005, while our gross profit margin increased to 14.89% for 2006 as compared to 0.04% earned in 2005. Included in the 2006 cost of sales was a $568,577 one time charge to write-off most of our EnergySaver inventory due to our decision to terminate the active marketing of this product. Adjusting for this charge, our gross profit for 2006 was $1,780,907, or 21.87% of sales. The increase in gross profit from 2005 was primarily attributable to increased sales of the eMAC and the acquisition of Parke on June 29, 2006. The 2006 cost of goods sold includes $296,953 of share based compensation expense as a result of our adoption of SFAS 123(R) on January 1, 2006. No share based compensation was included in the 2005 cost of goods sold. We believe that a full year of contributions from Parke and Kapadia in addition to continued revenue increases at MPG will contribute to continued improvements in our gross margin in future periods.
          SG&A Expenses and Amortization of Intangibles. Our selling, general and administrative expense increased $6,802,197 or 127% to $12,165,700 for 2006, as compared to $5,363,503 for 2005. Approximately 67% or $4,532,001 of the increase in the 2006 SG&A was related to our adoption of SFAS 123(R) on January 1, 2006. SFAS 123(R) requires that we record stock compensation expense for stock options granted to our employees and directors. This non-cash expense is equal to the grant date fair market value of these options, amortized over the options’ vesting periods. We did not record stock compensation expense in 2005. Also contributing to the increase in SG&A expense was $531,000 in penalties resulting from our inability to have the Laurus registration and the June PIPE registration declared effective within the timeframes required under the related documents, an increase in legal expenses of approximately $200,000, a $140,000 increase in research and development expense related to enhancements to the eMAC, approximately $100,000 in higher than normal accounting expenses related to the various registration statements filed during 2006, approximately $660,000 of SG&A expense resulting from the inclusion of Parke and Kapadia for portions of 2006 and approximately $680,000 from the inclusion of MPG for the full year. Elimination of those expenses which are non-recurring changes is expected to result in a decrease in SG&A during 2007.

          Impairment Loss. As is more fully explained in Note 10 to the financial statements, during the quarter ended September 30, 2006, we completed a preliminary impairment analysis and determined that the carrying value of the ComEd VNPP (“Virtual Negawatt Power Plan”) asset exceeded its fair value by $760,488. In order to reduce the carrying value to the fair value we recorded a non-cash impairment charge of $760,488 in September 2006. During the fourth quarter of 2006 we updated our analysis based on new information and revised assumptions and determined that the asset was completely impaired. As a result we reduced the carrying value of the asset to $0 and recorded an additional impairment charge of $423,037 in December 2006.
          Other Non-Operating Income (Expense). Other Expense increased $2,534,935 during 2006 to $3,079,188, compared to $544,253. Interest expense increased $2,670,380 to $3,273,370 during 2006 from $602,990 during 2005. The components of interest expense for the years ended December 31, 2006 and 2005 are as follows:

Twelve months ended December 31,	2006	2005

Contractual interest	$364,239	$277,577
Amortization of deferred issuance costs and debt discount	1,175,970	165,413
Value of warrant	—	160,000
Value of adjustment in conversion price	950,865	—
Prepayment penalties	516,071	—
Termination of post re-payment interest obligation	266,225	—

Total Interest Expense	$3,273,370	$602,990

          Contractual interest expense (the interest on outstanding loan balances) increased $86,662 or 31% to $364,239 during 2006 from $277,577 in 2005. The increase in contractual interest was the result of higher average outstanding balances, due in part to the issuance of the $5 million term loan in November 2005 (which was repaid in June 2006), and higher average interest rates. Amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loans, which is included in interest expense, increased $1,010,557 to $1,175,970 during 2006 from $165,413 during 2005. With the early repayment of all of the Laurus loans in June 2006, we were required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $1,009,277. The balance of the increase in amortization expense was related to the amortization of deferred issuances costs associated with the $5 million term loan issued in November 2005. 2006 interest expense also includes prepayment penalties of $516,071 for the early repayment of the Laurus term loans and $266,225 for the cost of terminating the obligation to pay Laurus a portion of the cash flows generated by certain VNPP projects for the next five years. Upon the closing of the PIPE Transaction and repayment of the term loans in June 2006, Laurus elected to convert the outstanding balance on the revolving note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share—the price at which we issued shares as part of the PIPE Transaction. Laurus would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to the adjustment, but as a result of this adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.

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
          Preferred Stock Dividends. Dividend expense recognized during the years ended December 31, 2005 and 2006 is comprised of the following:

Year ended December 31,	2006	2005

Accrual of Series E Convertible Preferred dividend	$698,000	$1,366,900

Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock	23,085,467	—

Deemed dividend associated with change in the exercise price of warrants to purchase shares of common stock	564,258	484,445

Total	$24,347,725	$1,851,345

          Dividend expense increased $22,496,380 to $24,347,725 in 2006, from $1,851,345 in 2005. Dividends accrued on the outstanding Series E Convertible Preferred declined $668,900 to $698,000 in 2006 from $1,366,900 in 2005, due to the conversion of all of the outstanding Series E Convertible Preferred to common stock on June 29, 2006.
          We have issued certain securities in the past that contain anti-dilution provisions (commonly referred to as ratchets) which automatically adjust the exercise or conversion price of the security if we issue any new equity security, or securities convertible into equity, at a price below the exercise or conversion price of the security with the anti-dilution provision. Primarily as a result of our declining stock price, we had three instances during 2006 where we had to adjust the exercise price or the conversion price on one or more securities, each of which resulted in us recording a charge for a non-cash deemed dividend. In January we issued stock options to our new CEO at the then market price of $9.30 per share, which was less than the $13.80 exercise price on a warrant held by one of our former Series E Preferred stock holders. Adjusting the exercise price of this warrant resulted in a non-cash deemed dividend of $266,390.
          On June 29, 2006, we issued shares in the PIPE Transaction at $1.00 per share (as discussed in Note 21 to our financial statements). The issuance price of the securities issued in this transaction was less than the conversion price on our Series E Convertible Preferred stock, which contained anti-dilution provisions. Prior to the anti-dilution adjustment the holders of the Series E Convertible Preferred stock would have been entitled to 1,574,027 shares of common stock on conversion, whereas after the adjustment they were entitled to 21,648,346 shares of common stock on conversion. The market value of the additional 20,074,319 shares receivable upon conversion was recorded as a non-cash deemed dividend in the amount of $23,085,467 on June 29, 2006.

          In addition, a number of the outstanding common stock warrants, most of which were held by former holders of our Series E Convertible Preferred Stock, also contained similar anti-dilution provisions. Prior to the June 2006 PIPE Transaction the exercise price on these warrants ranged from $13.50 per share to $15.00 per share. The issuance of common stock in the June 2006 PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share. We compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, through the use of a modified Black-Sholes option pricing model, and determined that the reduction in the exercise price had increased the value of the warrants by $297,868. We recognized the expense as a deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
          On April 28, 2005, in exchange for $5,625,000 in gross proceeds, we issued a package of securities to five institutional investors. The package of securities included 416,667 shares of our common stock and 42 month warrants to purchase 208,333 additional shares of common stock at $15.75 per share. The issuance of these shares caused the exercise price of certain warrants with anti-dilution provisions to automatically adjust to $13.50 per share. We compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, through the use of a modified Black-Sholes option pricing model, and determined that the reduction in the exercise price had increased the value of the warrants by $484,445. Since these warrants were issued as part of a securities offering the increase in value is considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
Twelve-Month Period Ended December 31, 2005 Compared With the Twelve-Month Period Ended December 31, 2004
          Revenue. Our revenue increased $2,959,799 to $3,693,429 during the year ended December 31, 2005 from $733,630 during the year ended December 31, 2004. Approximately $950,000 or 39% of the increase was due to the acquisition of Maximum Performance Group in May 2005. EnergySaver related sales increased approximately $1,700,000 during 2005 over the year earlier period as the result of increased EnergySaver sales. Unit sales of EnergySavers increased 198% from 67 units in 2004 to 200 units in 2005. One customer was responsible for a significant portion of this increase. Approximately $325,000 of the increase in revenue was due to a short term utility consulting project completed in May 2005.
          Gross Profit. Our consolidated gross profit increased $130,311 in 2005 to $1,575 from a loss of $128,736 in 2004. The increase in gross profit was due to a consulting assignment completed in May 2005 by the Energy Technology segment and to improved margins on EnergySaver sales primarily as the result of increased volume.
          SG&A Expenses and Amortization of Intangibles. Selling, general and administrative expenses increased $1,129,263 or 27% to $5,363,503 during 2005 from $4,234,240 in 2004. Inclusion of eight months of expense from MPG was responsible for approximately $1,365,000 of the 2005 SG&A expense.
          Impairment Loss. We incurred an impairment loss of $242,830 during 2005 related to the reduction in carrying value of goodwill associated with the acquisition of Great Lakes Controlled Energy. In February 2006 we signed a letter of intent to sell Great Lakes Controlled Energy and we sold the Company effective March 31, 2006. At the end of 2005 we compared the carrying value of the goodwill related to Great Lakes to the expected sale price of the business and determined that the goodwill was impaired. As a result, we recorded an impairment loss as of December 31, 2005 of $242,830. There was no impairment loss recorded in 2004.

          Other Non-Operating Income (Expense). Other non-operating expense is comprised of interest expense and interest income. Interest expense declined $45,564 to $602,990 during 2005 from $648,554 during 2004. The components of interest expense for the years ended December 31, 2005 and 2004 are as follows:

Twelve months ended December 31,	2005	2004

Contractual interest	$277,577	$74,117
Amortization of deferred issuance costs and debt discount	165,413	574,437
Value of warrant	160,000	—

Total Interest Expense	$602,990	$648,554

          Amortization of the deferred issuance costs and debt discount related to the Laurus revolver and convertible term loans, which are included in interest expense, declined $409,024 to $165,413 for 2005 from $574,437 during 2004. The deferred issuance costs and debt discount was being amortized using the effective interest method, thus decline as the outstanding balance on the related term loan is repaid or converted. During January 2004, Laurus converted a portion of its term loan resulting in accelerated recognition of $193,000 in amortization expense. No such conversions occurred during 2005. Other interest expense increased $203,720 during 2005 primarily as a result of borrowings under the revolver, a new $5,000,000 term loan entered into in late November 2005, and higher interest rates. There were no borrowings under the revolver during 2004. During the second quarter of 2005 we issued a 5 year warrant to purchase 26,667 shares of our common stock at $15.00 per share to Laurus in exchange for its consent and waiver to permit us to complete a private placement of our common stock and to acquire MPG. This warrant was valued at $160,000 using a modified Black-Sholes option pricing model and the value was charged to interest expense during the period.
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

          Our dividend expense for 2005 declined $2,787,914 or 60% to $1,851,345 from $4,639,259 in 2004. We accrued dividends of $1,366,900 and $1,636,780 on our Convertible Preferred Stock during 2005 and 2004, respectively. This decline in accrued dividends was the result of the reduction in the number of preferred shares outstanding and a reduction in the dividend rate that resulted from the redemption and exchange effected in March 2004. The dividends accrued during 2005 and 2004 were satisfied through the issuance of 13,669 shares of preferred stock and 16,368 shares of preferred stock, respectively. We were required to recognize a non-cash deemed dividend of $1,127,021 during 2004 because the conversion price on these dividend shares was lower than the market price of our common stock on the date of issue.
          On April 28, 2005, in exchange for $5,625,000 in gross proceeds, we issued a package of securities to five institutional investors. The package of securities included 416,667 shares of our common stock and 42 month warrants to purchase 208,333 additional shares of common stock at $15.75 per share. The issuance of these shares caused the exercise price of certain warrants with anti-dilution provisions to automatically adjust to $13.50 per share. We compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, through the use of a modified Black-Sholes option pricing model, and determined that the reduction in the exercise price had increased the value of the warrants by $484,445. Since these warrants were issued as part of a securities offering the increase in value is considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
          As part of the redemption and exchange completed in March 2004, shares of our Series A, Series C and Series D convertible preferred stock were exchanged for shares of the new Series E preferred stock at the rate of 10 shares of old preferred for each share of new Series E preferred stock. Additionally, each share of old preferred stock was convertible into 0.667 shares of common stock, whereas each share of new Series E convertible preferred stock was convertible into 6.67 shares of common stock. Despite the fact that we believe the redemption and exchange transaction was favorable for the Company and its common stockholders (see Note 23(c) to the financial statements), we were required to record a non-cash deemed dividend on the transaction of $1,860,458. For accounting purposes the transaction was viewed as a redemption for cash and shares of Series E Preferred stock. The non-cash deemed dividend was determined by comparing the fair value of the consideration given (the cash and the market value of the Series E Preferred) to the carrying value of the old preferred stock that was redeemed. The fair value of the consideration given exceeded the carrying value of the old preferred primarily due to the fact that the market price of our common stock was higher on the day the redemption and exchange transaction closed than it was when the shares of the old preferred stock were originally issued.
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
Liquidity and Capital Resources
          During the twelve-month period ended December 31, 2006 we incurred a net loss of $16.4 million and used $6.3 million of cash for operating activities. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for 2007 and for future growth. Our efforts to raise additional capital are discussed below.
          As of December 31, 2006, we had cash and cash equivalents of $4,663,618, compared to cash and cash equivalents of $4,229,150 on December 31, 2005. Our contractual obligations as of December 31, 2006 totaled $3,182,693, and include: $572,755 of debt and capital leases; $422,438 in office leases; and $2,187,500 under various employment agreements.
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

          The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Year ended December 31	2006	2005	2004

Net cash used in operating activities	$(6,248,085)	$(6,956,642)	$(4,039,058)
Net cash used in investing activities	(4,264,930)	(2,181,846)	(149,603)
Net cash provided by financing activities	10,947,483	11,577,830	3,511,446

Net Increase (Decrease) in Cash and Cash Equivalents	434,468	2,439,342	(677,215)

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$4,663,618	$4,229,150	$1,789,808

2006 Compared to 2005
          Net cash increased $434,468 and $2,439,342 during the years ended December 31, 2006 and 2005, respectively.
Operating Activities
          The net cash consumed in operating activities declined $708,557 or 10% to $6,248,085 in 2006 compared to $6,956,642 in 2005. The cash consumed before changes in working capital increased $209,099 or 4% to $5,624,078 in 2006 compared to $5,414,979 in 2005. The cash consumed in 2006 was primarily the result of our net loss. We expect the cash consumed before changes in working capital to decline with increases in revenue and the elimination of some of the expenses included in SG&A that we do not expect to recur in future periods, including registration penalties, the temporary increase in research and development expenses, and some higher than normal legal and accounting fees.
          The cash consumed by working capital declined 60% or $917,656 to $624,007 in 2006 from $1,541,663 consumed in 2005. Contributing to this reduction were improvements in Accounts Receivable collections, reductions in inventories and the use of the advance to suppliers. We expect cash consumed by working capital to increase in future periods as a result of increases in accounts receivable (associated with increased revenue), which should be partially offset by expected increases in accounts payable (due to increases in material purchases).
Investing Activities
          Cash consumed in investing activities increased $2,083,084 to $4,264,930 in 2006 from $2,181,846 in 2005. During 2006 we used cash of $4,098,377 to fund the acquisitions of Parke and Kapadia. As part of the acquisition of Parke we paid the selling stockholder $2.72 million in cash and incurred expenses related to the transaction of $145,605, which was partially offset by cash balances of $1,710 acquired as part of the transaction. Cash used to fund the Kapadia acquisition included $1,250,000 for the cash portion of the purchase consideration and $31,811 for expenses, partially offset by $47,329 of cash acquired in the transaction. We sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of that company in March 2006. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. We also invested $82,967 in property, plant and equipment during the year, most of which was associated with purchases of computer equipment for new employees and service vehicles for use in our Energy Services segment

          During 2005, we used $1,632,972 for the acquisition of Maximum Performance Group, including $1,632,078 paid to the selling shareholders, and $137,386 of transaction costs less cash acquired of $136,492. We also invested $478,249 in VNPP assets and purchased furniture, equipment and vehicles totaling $70,625.
          We do not anticipate making any unusual capital expenditures during 2007.
Financing Activities
          During 2006 we generated net cash of $10,947,483 through financing activities as compared to generating $11,577,830 of net cash during 2005. In June 2006 we raised $17,875,000 in gross proceeds through the sale of our common stock, while incurring $115,107 in costs related to the issuance. We used $5,038,030 million of the proceeds to pre-pay the principal on two Laurus convertible term loans and Laurus converted $943,455 outstanding on the revolving note to common stock. Also during 2006 we used $1,056,545 to pay down our revolver, $317,835 for scheduled principal payments and $400,000 to pay off the balance on a revolving line credit assumed as part of the acquisition of Parke.
2005 Compared to 2004
          Net cash increased $2,439,342 during the year ended December 31, 2005, while net cash declined $677,215 during the year ended December 31, 2004.
Operating Activities
          The cash consumed by operating activities increased $2,917,584 or 72.2% to $6,956,642 during the twelve-month period ended December 31, 2005 as compared to consuming $4,039,058 during the twelve-month period ended December 31, 2004. The loss from operations was the primary contributor to the cash consumed in operating activities in both years. The increase in cash consumed in operating activities in 2005 was largely the result of the acquisition of Maximum Performance Group in May 2005, which consumed approximately $2.5 million of cash for operating activities. Reductions in accounts payable at our other companies also contributed to the increase in cash consumed in operating activities.
Investing Activities
          Investing activities consumed $2,181,846 in 2005, an increase of $2,032,243 from the $149,603 consumed in 2004. During 2005 we used $1,632,972 to fund the acquisition of Maximum Performance Group, including $1,632,078 paid to the selling shareholders, and $137,386 of transaction costs less cash acquired of $136,492. We also invested $478,249 in VNPP assets and purchased furniture, equipment and vehicles totaling $70,625 during 2005. During 2004 we invested $135,512 in VNPP assets and $14,091 in manufacturing and office equipment.
Financing Activities
          Financing activities generated $11,577,830 during the year ended December 31, 2005 as compared to generating $3,511,446 during the year ended December 31, 2004. In April of 2005, we raised $5,625,000 through the private placement of 416,667 shares of our common stock. We incurred $211,787 in expenses related to this issuance. In November of 2005 we borrowed $5 million under a secured convertible term loan and incurred $293,836 in expenses related to the transaction. During the year we also drew $2 million on our revolving line of credit and made scheduled payments of $385,000 on a term loan, $36,000 on our mortgage, $95,349 on amounts owed to the selling shareholders of Maximum Performance Group and approximately $25,000 on various auto loans and capitalized leases.

          During 2004, we raised $11,000,000 through the issuance of a package of securities that included shares of our common stock and common stock warrants. We used $7,000,006 of the net proceeds from this issuance to effect a redemption and exchange offer for our Series A, Series C and Series D Convertible Preferred Stock. We incurred expenses related to these transactions of $910,393. During the period we also made scheduled principal payments on our mortgage and auto loan of $39,155 and received $461,000 in net proceeds from the exercise of warrants to purchase shares of our common and preferred stock.
LIQUIDITY
          Our primary sources of liquidity are our available cash reserves.
          During fiscal 2006, operating activities consumed cash of $6.3 million. We believe that changes we implemented in 2006, including the repayment of most of our outstanding debt, the discontinuation of the active marketing of the EnergySaver business prospectively for 2007, the acquisitions of Parke and Kapadia and various personnel changes will lead to a reduction in our operating loss and the cash consumed in operating activities before changes in working capital. In February 2007 we commenced a stockholder rights offering in which we distributed to stockholders of record on February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke) five non-transferable subscription rights to purchase shares of the Company’s common stock at $1.00 per share, for a total of 38,825,160 subscription rights. Proceeds from the rights offering, which is scheduled to close on March 30, 2007, will be used for general corporate purposes.
          Our ability to continue to expand the sales of our products and services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, working capital requirements, the level and amount of product marketing and sales efforts and the magnitude of research and development, among other things.
          During the last six fiscal years we have raised net proceeds of approximately $59 million through the issuance of shares of our common and preferred stock and notes, which has allowed us acquire companies such as MPG, Parke and Kapadia and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. As of December 31, 2006 our cash balance was $4,663,618. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2007:
•	Focus on increasing the sales of our products and services. During 2006 we were able to increase our revenue by 120% and we saw our gross margin increase from $1,575 to $1,780,907 (excluding the write-off of obsolete inventory). Although the increase in our gross margin was more than offset by increases in SG&A, much of this increase in SG&A was the result of non-cash charges (share based compensation and amortization of intangibles) or expenses we do not expect to recur (asset write-offs, registration penalties, legal and accounting costs). We believe that we have the infrastructure in place to support revenue of two to three times what we achieved in 2006, without the need to significantly increase our SG&A expense in 2007. If we can achieve this, we believe we will significantly reduce or eliminate the cash consumed for operating activities, before changes in working capital. We have taken several important steps toward increasing our revenue, starting with the acquisitions of Parke and Kapadia. Dan Parke, our new President and COO, is an experienced manager who has spent the last six months focused on integrating and training our sales and marketing staff. We have increased the number of people involved in sales and marketing from 9 at the end of last year to 23 currently, all but five of which are new. We have also invested a great deal of time and money in training these sales people how to sell our products. We believe the sales we recorded in the fourth quarter of 2006 indicate that some of these efforts are beginning to have their desired affect.

•	Expand our sales through internal product development, acquisitions and/or opening new offices. We believe there are opportunities for further growth through geographic and product line expansion. We can expand geographically by opening new offices, hiring additional sales people and/or by acquiring established businesses in regions of the country we do not currently serve. We can add to our product line through internal product development, partnerships, joint ventures, licensing agreements and/or by acquiring business with products, services and/or expertise that we do not currently have. An expanded product line would allow us to offer additional energy solutions to our customers, thereby increasing the value of each customer relationship. During 2006 we decided to invest in research and development to enhance the capabilities of the eMAC with the objective of addressing needs that we see in the market, thereby creating new opportunities for selling the product.

•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
          We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities, we may begin to experience a liquidity shortage in the latter half of 2007 which could force us to raise additional capital, scale back our growth plans, or in the worst case cease operations.
          If in the future we raise additional capital (which may require stockholder approval), our existing stockholders to the extent they don’t participate in the capital raise, will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. If we raise capital through the issuance of additional equity, the new equity securities issued will likely have rights, preferences or privileges senior to those of our common stock.
Contractual Obligations
          Our obligations to make future payments under contracts as of December 31, 2006 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt (1)	$572,382	$48,128	$506,896	$13,886	$3,472
Capital leases	373	373	—	—	—
Operating leases	422,438	140,803	228,321	53,314	—
Employment agreements	2,187,500	1,290,000	897,500	—	—

Total	$3,182,693	$1,479,304	$1,632,717	$67,200	$3,472

(1)	Excludes floating rate interest on the long-term debt. Interest payments required during 2007, based on current interest rates are projected to be $47,000.

Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on our results of operations or our financial position.
Item 7A. Quantitative and Qualitative Disclosures
          The only significant exposure we have to market risk is the risk of changes in market interest rates. The interest rate on our mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of December 31, 2006, the prime rate was 8.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $5,000.
Item 8. Financial Statements and Supplemental Data
          Index to Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

F-4	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

F-6 - F-8	Statements of Consolidated Cash Flows for the years ended December 31, 2006, 2005 and 2004

F-9 - F-48	Notes to Consolidated Financial Statements

F-49	Schedule II, Valuation and Qualifying Accounts

Item 9	Change in and Disagreements with Accountants on Accounting and Financial Disclosure
          None

Item 9A. Controls and Procedures
(a)	Explanation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective.

(b)	Changes in internal controls. During the fourth quarter of 2006 there were no changes in the Company’s internal controls or in other factors which materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Item 9B. Other Information
     None

PART III
     Certain information required to be included in Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
     The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1- Election of Directors,”“Executive Compensation” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The information required by this item is included in Item 8 of Part II of this report.

(a)(2)	Financial Statement Schedule

The information required by this item is included in Item 8 of Part II of this report.

(a)(3)	Exhibits

See Item 15(b) below.
     (b) Exhibits

Exhibit
Number	Description of Exhibit

2.01 (12)	Agreement and Plan of Merger, dated as of April 29, 2005, by and among Electric City Corp., MPG Acquisition Corporation, and Maximum Performance Group, Inc.

2.02 (20)	Agreement and Plan of Merger, dated as of May 19, 2006, by and among Electric City Corp., Parke Acquisition LLC, and Parke P.A.N.D.A. Corporation

2.03 (25)	Agreement and Plan of Merger dated September 26, 2006 by and among Lime Energy Co., Kapadia Acquisition, Inc., Kapadia Consulting, Inc., and Pradeep Kapadia.

3.01 (1)	Certificate of Incorporation

3.02 (1)	By-laws

3.03 (4)	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001.

3.04 (4)	Bylaws, as amended

3.05 (5)	Certificate of Amendment to Certificate of Incorporation, dated July 31, 2002.

3.06 (9)	Charter of Audit Committee, as restated.

3.07 (9)	Charter of Governance and Nominating Committee

3.08 (17)	Certificate of Amendment to Certificate of Incorporation, dated May 4, 2005.

3.09 (24)	Certificate of Ownership and Merger Merging Lime Energy Subsidiary Company into Electric City Corp.

3.10 (27)	Certificate of Amendment to Certificate of Incorporation, dated January 23, 2007

4.01(2)	Specimen Stock Certificate

4.02 (3)	2001 Stock Incentive Plan

4.03 (7)	Certificate Of Designations, Preferences And Relative, Participating, Optional And Other Special Rights Of Preferred Stock And Qualifications, Limitations And Restrictions Thereof Of Series E Convertible Preferred Stock Of Electric City Corp.

Exhibit
Number	Description of Exhibit

4.04 (7)	Amended and Restated Investor Rights Agreement, dated as of March 19, 2004 made by and among Electric City Corp. and Newcourt Capital USA Inc., CIT Capital Securities, Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, And Technology Transformation Venture Fund, LP

4.07 (10)	Amended and Restated Directors’ Stock Option Plan

4.08 (11)	Form of Common Stock Warrant Used to Pay Certain Vendors

4.09 (11)	Form of Common Stock Warrant (with Cashless Exercise Provision) Used to Pay Certain Vendors

4.10 (12)	Form of Common Stock Warrant, With Vesting Period issued April 28, 2005

4.11 (12)	Form of Common Stock Warrant, Without Vesting Period issued April 28, 2005

4.12 (12)	Stock Trading Agreement dated as of April 29, 2005

4.13 (13)	Warrant Certificate dated November 22, 2005 to Purchase 2,000,000 shares of common stock Par Value $0.0001 Per Share, of Electric City Corp. issued to Laurus Master Fund, Ltd.

4.14 (13)	Registration Rights Agreement dated November 22, 2005 by and between Electric City Corp. and Laurus Master Fund, Ltd.

4.15 (19)	Amendment to 2001 Stock Incentive Plan

4.16 (22)	Employee Stock Option Agreement dated July 11, 2006 between Electric City Corp. and David Asplund

4.17 (22)	Employee Stock Option Agreement dated July 11, 2006 between Electric City Corp. and Daniel Parke

4.18 (22)	Employee Stock Option Agreement dated July 11, 2006 between Electric City Corp. and Jeffrey Mistarz

4.19 (22)	Employee Stock Option Agreement dated July 11, 2006 between Electric City Corp. and Leonard Pisano

4.20 (23)	Employee Option Agreement dated August 15, 2006 between Electric City Corp. and Jeffrey Mistarz

10.01 (1)	Sales, Distribution and Patent License Agreement, dated January 1, 1998, by and between Giorgio Reverberi and Joseph C. Marino

10.02 (1)	Sublicense Agreement, dated June 24, 1998, by and between the Electric City Corp. and Joseph C. Marino

10.03 (6)	Common Stock Purchase Warrant dated September 11, 2003 issued by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.04 (6)	Form of Secured Convertible Revolving Note dated September 11, 2003, made by Electric City Corp. in favor of Laurus Master Fund, Ltd.

10.05 (14)	Third Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 13, 2005 by Electric City Corp. and American Chartered Bank.

10.06 (14)	Amended and Restated Mortgage Note made and entered into on the 13th day of December 2005, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.07 (17)	Employment Agreement, dated as of May 3, 2005, between the Company and Leonard Pisano

Exhibit
Number	Description of Exhibit

10.08 (15)	Consulting agreement with John Mitola dated January 21, 2006

10.09 (16)	Employment Agreement, dated as of January 23, 2006, between the Company and David Asplund

10.10 (18)	Stock Purchase Agreement dated as of April 3, 2006 between Electric City Corp., Eugene Borcuki and Denis Enberg

10.11 (18)	Non-Competition, Non-Disclosure And Non-Solicitation Agreement Dated as of March 31, 2006 between Electric City Corp. and Eugene Borucki

10.12 (18)	Non-Competition, Non-Disclosure And Non-Solicitation Agreement Dated as of March 31, 2006 between Electric City Corp. and Denis Enberg

10.13 (21)	Securities Purchase Agreement dated June 29, 2006

10.14 (23)	Employment Agreement, dated as of August 9, 2006, between the Company and Jeffrey Mistarz

10.15 (26)	Fourth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 28, 2006 by Electric City Corp. and American Chartered Bank.

10.16 (26)	Second Amended and Restated Mortgage Note made and entered into on the 28th day of December 2006, by and among American Chartered Bank and Electric City Corp., and Great Lakes Controlled Energy Corporation.

10.17 (28)	Agreement with The Parke Family Trust dated February 1, 2007

10.18 (28)	Agreement with the PIPE Transaction investors dated February 1, 2007

10.19 (28)	Agreement with David Asplund dated November 3, 2006

10.20 (28)	Agreement with Richard Kiphart dated November 2, 2006

10.21 (28)	Agreement with David Valentine dated November 2, 2006

14.1 (8)	Code of Ethics For Chief Executive Officer And Chief Financial Officer of Electric City Corp.

14.2(17)	Code of Business Conduct And Ethics (All Officers, Directors and Employees)

21 *	List of subsidiaries

23.01*	Consent of BDO Seidman LLP with respect to the consolidated financial statements of Electric City Corp.

24	Power of Attorney (included on signature page hereto)

*	Filed herewith

(1)	Incorporated herein by reference to Electric City Corp.’s registration statement on Form 10SB filed on September 9, 1999 (No. 000-2791).

(2)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-A filed with the SEC on December 8, 2000 (No. 0-2791).

(3)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed August 14, 2001 (No. 0-2791)

(4)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2001, filed April 15, 2002 (No. 0-2791).

(5)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2002, filed March 31, 2003 (No. 0-2791).

(6)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated September 11, 2003 filed with the SEC on September 16, 2003 (No. 0-2791).

(7)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated March 19, 2004 filed with the SEC on March 23, 2004 (No. 0-2791).

(8)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-KSB for the year ended December 31, 2003, filed March 29, 2004 (No. 0-2791).

(9)	Incorporated herein by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed April 30, 2004 (No. 0-2791)

(10)	Incorporated herein by reference to Electric City Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the SEC on May 13, 2004 (No. 0-2791).

(11)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-K for the year ended December 31, 2004, filed March 31, 2005, as amended April 14, 2005 (No. 0-2791).

(12)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated April 28, 2005 filed with the SEC on May 4, 2005 (No. 0-2791).

(13)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated November 22, 2005 filed with the SEC on November 30, 2005, as amended on February 9, 2006 (No. 0-2791).

(14)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated December 13, 2005 filed with the SEC on December 15, 2005 (No. 0-2791).

(15)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated January 22, 2006 filed with the SEC on January 26, 2006 (No. 0-2791).

(16)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated January 22, 2006 filed with the SEC on February 22, 2006 (No. 0-2791).

(17)	Incorporated herein by reference to Electric City Corp’s Annual Report on Form10-K for the year ended December 31, 2005, filed March 21, 2006 (No. 0-2791).

(18)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated April 3, 2006 filed with the SEC on April 7, 2006 (No. 0-2791).

(19)	Incorporated herein by reference to Electric City Corp’s Proxy Statement on Form 14A filed with the SEC on April 28, 2006 (No 0-2791).

(20)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated May 19, 2006 filed with the SEC on May 22, 2006 (No. 0-2791).

(21)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated June 29, 2006 filed with the SEC on July 6, 2006 (No. 0-2791).

(22)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated July 11, 2006 filed with the SEC on July 17, 2006 (No. 0-2791).

(23)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated August 15, 2006 filed with the SEC on August 18, 2006 (No. 0-2791).

(24)	Incorporated herein by reference to Lime Energy Co.’s Current Report on Form 8-K dated September 13, 2006 filed with the SEC on September 15, 2006 (No. 0-2791).

(25)	Incorporated herein by reference to Lime Energy Co.’s Current Report on Form 8-K dated September 26, 2006 filed with the SEC on September 29, 2006 (No. 0-2791).

(26)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated December 28, 2006 filed with the SEC on December 29, 2006 (No. 0-2791).

(27)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated January 22, 2007 filed with the SEC on January 24, 2007 (No. 0-2791).

(28)	Incorporated herein by reference to Electric City Corp’s Current Report on Form 8-K dated January 24, 2007 filed with the SEC on February 21, 2007 (No. 0-2791).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ David R. Asplund

David R. Asplund
Chief Executive Officer
April 2, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ David R. Asplund	April 2, 2007
David R. Asplund
Chief Executive Officer & Director (principal executive officer)

/s/ Jeffrey R. Mistarz	April 2, 2007
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

Signature	Title	Date

/s/ David Asplund	Chief Executive Officer & Director	April 2, 2007
David Asplund

/s/ Daniel Parke	President, Chief Operating Officer & Director	April 2, 2007
Daniel Parke

/s/ Jeffrey Mistarz	Chief Financial Officer & Treasurer	April 2, 2007
Jeffrey Mistarz

/s/ Richard Kiphart	Chairman of the Board	April 2, 2007
Richard Kiphart

/s/ Gregory Barnum	Director	April 2, 2007
Gregory Barnum

/s/ William Carey	Director	April 2, 2007
William Carey

/s/ Joseph Desmond	Director	April 2, 2007
Joseph Desmond

/s/ Gerald Pientka Gerald Pientka	Director	April 2, 2007

/s/ David Valentine	Director	April 2, 2007
David Valentine

Report of Independent Registered Public Accounting Firm
Lime Energy Co.
Elk Grove Village, Illinois
We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
As discussed in Note 4 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share- Based Payments” using the modified prospective transition method.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP
March 30, 2007

Lime Energy Co.
Consolidated Balance Sheets

December 31,	2006	2005

Assets

Current Assets
Cash and cash equivalents	$4,663,618	$4,229,150
Accounts receivable, less allowance for doubtful accounts of $366,000 and $325,000 at December 31, 2006 and 2005, respectively	2,825,947	1,747,019
Inventories (Note 7)	614,491	1,457,789
Advances to suppliers	132,083	324,677
Costs and estimated earnings in excess of billings on uncompleted contracts	—	28,462
Prepaid expenses and other	279,017	207,480

Total Current Assets	8,515,156	7,994,577

Net Property and Equipment (Note 8)	1,201,008	2,514,196

Long Term Receivables	102,904	—

Deferred Financing Costs, net of amortization of $680,100 at December 31, 2005 (Note 14)	—	299,964

Intangibles, net of amortization of $1,681,771 and $471,765 at December 31, 2006 and 2005, respectively (Notes 4 and Note 9)	5,126,829	1,960,835

Cost in Excess of Assets Acquired	10,450,968	4,329,402

	$25,396,865	$17,098,974

Lime Energy Co.
Consolidated Balance Sheets

December 31,	2006	2005

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit (Note 13)	$—	$2,000,000
Notes payable (Note 15)	150,000	150,000
Current maturities of long-term debt (Notes 14 and 16)	46,699	651,313
Accounts payable	1,344,725	913,369
Accrued expenses (Note 11)	1,251,777	1,228,765
Deferred revenue	967,446	984,728
Customer deposits	1,148,090	1,419,919

Total Current Liabilities	4,908,737	7,348,094

Deferred Revenue	748,980	1,044,524

Long-Term Debt, less current maturities net of unamortized discount of $0 and $898,409 as of December 31, 2006 and 2005, respectively (Notes 14 and 16)	520,392	4,328,719

Deferred Tax Liability	1,034,000	—

Total Liabilities	7,212,109	12,721,337

Commitments (Note 18 and 20)

Stockholders’ Equity (Notes 21, 22, 23, 24 and 25)
Preferred stock, $.01 par value; 5,000,000 shares authorized, Series E –0 and 236,254 issued and outstanding as of December 31, 2006 and December 31, 2005, respectively (liquidation value of $0 and $47,250,800 at December 31, 2006 and December 31, 2005, respectively)	—	2,363
Common stock, $.0001 par value; 200,000,000 shares authorized, 49,786,611 and 3,386,465 issued as of December 31, 2006 and December 31, 2005, respectively	4,979	339
Additional paid-in capital	95,025,912	64,773,556
Accumulated deficit	(76,846,135)	(60,398,621)

Total Stockholders’ Equity	18,184,756	4,377,637

	$25,396,865	$17,098,974

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	December 31, 2006	December 31, 2005	December 31, 2004

Revenue	$8,143,624	$3,693,429	$733,630

Cost of sales (includes reserve for obsolete inventory of $578,442 and $35,078 in the years ended December 31, 2006 and 2005)	6,931,294	3,691,854	862,366

Gross profit (loss)	1,212,330	1,575	(128,736)

Selling, general and administrative (includes share based compensation expense of $4,532,001, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively)	12,165,700	5,363,503	4,234,240
Amortization of intangibles (Note 9)	1,210,006	471,765	—
Impairment loss (Note 10)	1,183,525	242,830	—

Operating loss	(13,346,901)	(6,076,523)	(4,362,976)

Other Income (Expense)
Interest income	194,182	58,737	22,505
Interest expense (Notes 13, 14 and 17)	(3,273,370)	(602,990)	(648,554)

Total other income (expense)	(3,079,188)	(544,253)	(626,049)

Loss from continuing operations before discontinued operations	(16,426,089)	(6,620,776)	(4,989,025)

Discontinued Operations:
Loss from operation of discontinued business	(21,425)	(251,962)	(170,337)

Net Loss	(16,447,514)	(6,872,738)	(5,159,362)

Preferred Stock Dividends (Note 24)	(24,347,725)	(1,851,345)	(4,639,259)

Net Loss Available to Common Shareholders	$(40,795,239)	$(8,724,083)	$(9,798,621)

Basic and diluted loss per common share from continuing operations	$(1.52)	$(2.65)	$(3.62)

Discontinued operations	0.00	(0.08)	(0.06)

Basic and Diluted Loss Per Common Share	$(1.52)	$(2.73)	$(3.68)

Weighted Average Common Shares Outstanding (Note 25)	26,908,608	3,190,664	2,660,092

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Consolidated Statements of Stockholders’ Equity

													Total
			Series A	Series A	Series C	Series C	Series D	Series D	Series E	Series E	Additional	Accumu-	Stock-
	Common	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-in	lated	holders’
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2003	2,289,468	$229	2,396,590	$23,966	233,614	$2,336	157,769	$1,578	—	$—	$51,379,344	$(48,366,521)	$3,040,932

Issuance of common stock (net of offering costs of $910,393)	333,333	33	—	—	—	—	—	—	—	—	10,089,574	—	10,089,607
Conversion of preferred stock	130,447	13	(145,000)	(1,450)	—	—	—	—	(5,067)	(51)	1,488	—	—
Redemption of preferred stock	—	—	(514,375)	(5,144)	—	—	(24,087)	(241)	—	—	(6,994,621)	—	(7,000,006)
Exchange of preferred stock	—	—	(1,737,215)	(17,372)	(233,614)	(2,336)	(133,682)	(1,337)	210,451	2,105	18,940	—	—
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(1,636,780)	—	(1,636,780)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—	—	16,368	164	1,636,616	—	1,636,780
Conversion of term note	8,667	1	—	—	—	—	—	—	—	—	275,599	—	275,600
Exercise of warrants (net of offering costs of $24,000)	12,333	1	—	—	—	—	—	—	3,000	30	460,969	—	461,000
Warrants issued for services received	—	—	—	—	—	—	—	—	—	—	72,500	—	72,500
Other	(74)	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	—	(5,159,362)	(5,159,362)

Balance, December 31, 2004	2,774,174	$277	—	$—	—	$—	—	$—	224,752	$2,248	$55,303,629	$(53,525,883)	$1,780,271

Issuance of common stock (net of offering costs of $211,787)	416,666	42	—	—	—	—	—	—	—	—	5,413,171	—	5,413,213
Conversion of preferred stock	14,446	2	—	—	—	—	—	—	(2,167)	(22)	20	—	—
Acquisition of Maximum Performance Group, Inc.	166,148	16	—	—	—	—	—	—	—	—	2,691,591	—	2,691,607
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(1,366,900)	—	(1,366,900)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—	—	13,669	137	1,366,763	—	1,366,900
Warrants issued in connection with convertible debt issuance	—	—	—	—	—	—	—	—	—	—	920,000	—	920,000
Common stock issued for services received	15,031	2	—	—	—	—	—	—	—	—	125,482	—	125,484
Warrants issued for services received	—	—	—	—	—	—	—	—	—	—	319,800	—	319,800
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—	—	—	(6,872,738)	(6,872,738)

Balance, December 31, 2005	3,386,465	$339	—	$—	—	$—	—	$—	236,254	$2,363	$64,773,556	$(60,398,621)	$4,377,637

Issuance of common stock (net of offering costs of $115,107)	17,875,000	1,787	—	—	—	—	—	—	—	—	17,758,107	—	17,759,894
Cumulative dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(698,000)	—	(698,000)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	—	—	—	—	6,980	70	697,930	—	698,000
Conversion of preferred stock	21,695,879	2,170	—	—	—	—	—	—	(243,234)	(2,433)	263	—	—
Sale of Great Lakes Controlled Energy Corporation	(14,194)	(1)	—	—	—	—	—	—	—	—	(193,742)	—	(193,743)
Acquisition of Parke P.A.N.D.A. Corporation	5,000,000	500	—	—	—	—	—	—	—	—	4,999,500	—	5,000,000
Acquisition of Kapadia Consulting, Inc.	500,000	50	—	—	—	—	—	—	—	—	479,950	—	480,000
Conversion of revolver	950,865	95	—	—	—	—	—	—	—	—	951,882	—	951,977
Beneficial value of adjustment in revolver conversion price	—	—	—	—	—	—	—	—	—	—	950,865	—	950,865
Term loan liquidated damages satisfied through the issuance of common stock	161,096	16	—	—	—	—	—	—	—	—	185,244	—	185,260
Termination of post repayment interest obligation	231,500	23	—	—	—	—	—	—	—	—	266,202	—	266,225
Warrants issued for services received	—	—	—	—	—	—	—	—	—	—	25,200	—	25,200
Share based compensation	—	—	—	—	—	—	—	—	—	—	4,828,955	—	4,828,955
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—	—	—	—	(16,447,514)	(16,447,514)

Balance, December 31, 2006	49,786,611	$4,979	—	$—	—	$—	—	$—	—	$—	$95,025,912	$(76,846,135)	$18,184,756

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Statements of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Cash Flows From Operating Activities
Net loss	$(16,447,514)	$(6,872,738)	$(5,159,362)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	105,442	96,872	5,865
Share based compensation	4,828,955	—	—
Depreciation and amortization	1,386,597	601,869	58,878
Amortization of deferred financing costs	299,964	93,774	382,710
Amortization of issuance discount	898,409	71,639	191,727
Liquidated damages satisfied through issuance of common stock	185,260	—	—
Termination of post repayment interest and interest converted to common stock	274,747	—	—
Beneficial value of adjustment in revolver conversion price	950,865	—	—
Issuance of shares and warrants in exchange for services received	25,200	319,800	72,500
Accrued interest converted to common stock	—	—	4,736
Loss on disposal of fixed assets	115,914	11,743	—
Asset impairment	1,183,525	—	—
Provision for inventory obsolescence	568,558	19,232	—
Goodwill impairment	—	242,830	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	(279,822)	(484,685)	377,842
Inventories	519,491	(121,254)	(334,628)
Advances to suppliers	192,594	148,012	—
Other current assets	72,537	(81,604)	(143,971)
Accounts payable	(359,331)	(1,299,561)	(14,401)
Accrued liabilities	(300,017)	2,136	26,101
Deferred revenue	(196,310)	401,050	4,112
Customer deposits	(273,149)	(105,757)	488,833

Net cash used in operating activities	(6,248,085)	(6,956,642)	(4,039,058)

Cash Flows From Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(4,098,377)	(1,632,972)	—
Sale of discontinued operations	(83,586)	—	—
Purchase of property and equipment	(82,967)	(548,874)	(149,603)

Net cash (used in) provided by investing activities	(4,264,930)	(2,181,846)	(149,603)

Cash Flows From Financing Activities
Borrowings (payments) on line of credit	(1,456,545)	2,000,000	—
Proceeds from long-term debt	—	5,000,000	—
Payments on long-term debt	(5,355,865)	(541,547)	(39,155)
Preferred stock redemption	—	—	(7,000,006)
Proceeds from issuance of preferred stock	—	—	11,000,000
Proceeds from issuance of common stock	17,875,000	5,625,000	—
Costs related to stock issuances	(115,107)	(211,787)	(910,393)
Cash paid for deferred financing costs	—	(293,836)	—
Proceeds from exercise of warrants	—	—	461,000

Net cash provided by financing activities	10,947,483	11,577,830	3,511,446

Net Increase (Decrease) in Cash and Cash Equivalents	434,468	2,439,342	(677,215)

Cash and Cash Equivalents, at beginning of period	4,229,150	1,789,808	2,467,023

Cash and Cash Equivalents, at end of period	$4,663,618	$4,229,150	$1,789,808

Lime Energy Co.
Statements of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest – continuing Operations (including prepayment penalties)	$911,000	$214,200	$82,400

Cash paid during the period for interest – discontinued operations	0	400	600

Stock, warrants and options issued in exchange for services received	25,200	319,800	72,500

Accrual satisfied through the issuance of common stock	7,410	—	4,736

Inventory transferred to fixed assets (VNPP assets)	—	—	762,243

Satisfaction of accrued dividends on Series A Preferred Stock through the issuance of 5,407 shares of Series E Preferred stock during the year ended December 31, 2004 and 225,398 shares of Series A Preferred stock during the year ended December 31, 2003	—	—	540,705

Satisfaction of accrued dividends on Series C Preferred Stock through the issuance of 532 shares of Series E Preferred stock during the year ended December 31, 2004	—	—	53,206

Satisfaction of accrued dividends on Series D Preferred Stock through the issuance of 359 shares of Series E Preferred stock during the year ended December 31, 2004	—	—	35,932

Satisfaction of accrued dividends on Series E Preferred Stock through the issuance of 6,980, 13,669 and 10,070 shares of Series E Preferred stock during the years ended December 31, 2006, 2005 and December 31, 2004, respectively	698,000	1,366,900	1,006,937

Conversion of convertible debt to common stock	$943,455	$—	$270,864
Holders of Series E preferred stock converted 243,234 shares of Series E preferred stock into 21,695,879 shares of the Company’s common stock during the year ended December 31, 2006.
The holder of the Company’s revolving convertible note converted the outstanding balance of $943,455 along with $7,410 of accrued interest thereon into 950,865 shares of the Company’s common stock on June 29, 2006.
The Company satisfied $161,096 of liquidated damages for failing to register common stock with the SEC in connection with the $5 million term loan which the Company issued in November 2005, through the issuance on June 29, 2006 of 161,096 shares of its common stock to the holder of the note.
On June 29, 2006, in exchange for receiving 231,500 shares of the Company’s common stock, the holder of the $5 million term loan issued in November 2005 waived the requirement that the company pay a portion of the cash flow generated by certain projects for a period of 5 years following the repayment of the note.

Lime Energy Co.
Statements of Cash Flows
Supplemental Disclosures of Noncash Investing and Financing Activities:
On June 30, 2006, the Company purchased Parke P.A.N.D.A. Corporation for $2,863,895 in cash (net of cash acquired of $1,710 and including transaction costs of $145,605), and 5,000,000 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$1,710
Accounts receivable	710,465
Inventory	142,789
Other current assets	7,088
Property and equipment	79,917
Identifiable intangible assets	3,247,000
Cost in excess of assets acquired	5,584,874

Total assets acquired	9,773,843

Line of credit	(400,000)
Accounts payable	(338,536)
Accrued expenses	(89,571)
Notes payable	(45,763)
Other current liabilities	(368)
Deferred tax liability	(1,034,000)

Total liabilities assumed	(1,908,238)

Net assets acquired	7,865,605

Less valuation of shares issued for acquisition	(5,000,000)
Acquisition costs	(145,605)

Total cash paid	$2,720,000
On September 27, 2006, the Company purchased Kapaida Consulting, Inc. for $1,234,482 in cash (net of cash acquired of $47,329 and including transaction costs of $31,811), and 500,000 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$47,329
Accounts receivable	574,160
Inventory	111,962
Other current assets	122,451
Long term receivables	17,713
Property and equipment	16,430
Identifiable intangible assets	1,129,000
Cost in excess of assets acquired	710,433

Total assets acquired	2,729,478

Accounts payable	(657,080)
Accrued expenses	(299,316)
Other current liabilities	(11,271)

Total liabilities assumed	(967,667)

Net assets acquired	1,761,811

Less valuation of shares issued for acquisition	(480,000)
Acquisition costs	(31,811)

Total cash paid	$1,250,000
See accompanying notes to consolidated financial statements.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 1 – Description of Business
     Lime Energy Co. (the “Company”), a Delaware corporation, is a developer, manufacturer and integrator of energy savings technologies and services. The Company is made up of four separate companies, comprising two distinct business segments: Lime Energy Co. (“Lime Energy”) and Maximum Performance Group, Inc. (“MPG”) comprise the Energy Technology segment and Parke Industries, LLC (“Parke”) and Kapadia Energy Services, Inc. (“Kapadia”) comprise the Energy Services segment. Lime Energy is located in Elk Grove Village, Illinois, a suburb of Chicago. MPG is headquartered in San Diego with a sales office in New York City. Parke is headquartered in Glendora, California with several sales offices in northern California and Kapadia is headquartered in Peekskill, New York with an office in Ventura, California. In March 2006, the Company sold Great Lakes Controlled Energy Corporation (“Great Lakes”), which comprised the building control and automation control segment. In order to focus exclusively on its energy products and services the Company sold Great Lakes in March 2006.
Note 2 – Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Note 3 – Name Change
     On September 13, 2006, the Company changed its name from Electric City Corp. to Lime Energy Co. by merging with a wholly owned subsidiary set up solely for the purpose of effecting the name change. In connection with the name change, the Company’s ticker symbol changed from ELCY to LMEC effective on September 22, 2006.
Note 4 — Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of Lime Energy Co. and its wholly owned subsidiaries, Maximum Performance Group, Inc., Parke Industries LLC and Kapadia Energy Services, Inc. All significant intercompany balances and transactions have been eliminated.

Lime Energy Co.
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
     Concentration of Risk
     The Company’s customers are primarily owners of, or tenants of, commercial and industrial buildings and distributors of its products. Three customers each accounted for approximately 13% of the Company’s consolidated billings during the year ended December 31, 2006. Two customers accounted for approximately 37% and 11% of the Company’s consolidated billings, respectively during the year ended December 31, 2005, while five customers accounted for 39%, 14%, 12%, 11% and 10% of the Company’s consolidated revenue, respectively during the year ended December 31, 2004.
     The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2006, one supplier accounted for approximately 12% of the Company’s total purchases while no single supplier accounted for more than 10% of the Company’s total purchases during the year ended December 31, 2005. During the year ended December 31, 2004, three suppliers accounted for 25%, 19% and 14% of the Company’s total purchases, respectively.
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

Lime Energy Co.
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
     Cost in Excess of Assets Acquired
     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of 2004, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Building Control and Automation segment. That assessment, supported by independent appraisals of the fair value of the segment, did not identify any impairment. However, the 2005 appraisal, made using customary valuation methodologies, including discounted cash flows and fundamental analysis, did reveal a impairment. Further supporting this assessment, in February 2006, the Company signed a letter of intent to sell the segment for an amount below the carrying value of the reporting unit. The decline in fair value of the Building Control and Automation segment was primarily the result of the segment failing to meet earnings expectations, due in part to strong competition in its markets. As a result of this decline in fair value, the Company recorded an impairment loss of $242,830 during the year ended December 31, 2005.
     During the fourth quarter of 2006, the Company with the assistance of a third party valuation expert, updated its projections for its Energy Technology business and estimated the fair value based on the discounted current value of the estimated future cash flows. It then compared the implied fair value of the reporting unit to its carrying value and determined that the value of the goodwill was not impaired. It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, the Company may have to take additional charges to recognize a further write-down of the value of its acquisitions to their estimated fair values.
     Deferred Financing Costs
     The Company capitalized as deferred financing costs $980,064 of expense incurred in arranging its convertible revolving credit facility and convertible term loans. These deferred financing costs were being amortized over the life of the related convertible term loan using the effective interest method. On June 29, 2006 the Company prepaid the outstanding balance on its two convertible term loans and Laurus Master Fund, Ltd, the holder of the convertible notes, elected to convert the outstanding balance of the convertible revolving credit facility into common stock. Upon the repayment and conversion of these notes the Company was required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $231,281 in June 2006. Amortization of the deferred financing costs included in interest expense totaled $299,964, $93,774 and $382,710 in 2006, 2005 and 2004, respectively.

Lime Energy Co.
Notes to Consolidated Financial Statements
     Impairment of Long-Lived Assets
     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. These estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.
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
     The Company accounts for revenue on most of its long-term contracts on the completed contract method, whereby revenue is recognized once the project is substantially complete. However, revenue on long-term contracts is recorded under the percentage of completion method in conjunction with the cost-to-cost method of measuring the extent of progress toward completion consistent with the AICPA’s Statement of Position 81-1 (SOP 81-1). Any anticipated losses on contracts are charged to operations as soon as they are determinable.
     The timing of revenue recognition may differ from contract payment schedules resulting in revenues that have been earned but not yet billed. These amounts are recorded on the balance sheet as “Costs and estimated earnings in excess of billings on uncompleted contracts.” The Company had costs and estimated profits in excess of billings on long-term jobs of $0 and $28,462 at December 31, 2006 and 2005, respectively. Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as deferred revenue. Deferred revenue for billings that did not meet the Company’s revenue recognition policies totaled $294,430 and $589,080 as of December 31, 2006 and 2005, respectively.
     The Company’s MPG subsidiary often bundles contracts to provide monitoring services and web access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract. The monitoring contracts vary in length from 1 month to 5 years. Deferred revenue includes $1,421,996 and $1,440,172 as of December 31, 2006 and 2006, respectively, related to these contracts.
     Shipping and Handling Costs
     The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.

Lime Energy Co.
Notes to Consolidated Financial Statements
     Research and Development Costs
     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were approximately $535,000, $395,000, and $150,000 for the periods ended December 31, 2006, 2005 and 2004, respectively.
     Advertising, Marketing and Promotional Costs
     Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $2,000, $7,000 and $2,000 for the periods ended December 31, 2006, 2005 and 2004, respectively.
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
     Net Loss Per Share
     The Company computes loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, or convertible preferred stock as common stock equivalents because the effect would be antidilutive.
     The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2006	2005	2004

Weighted average shares issuable upon exercise of outstanding options	5,448,173	781,358	712,703

Weighted average shares issuable upon exercise of outstanding warrants	1,097,481	910,678	733,594

Weighted average shares issuable upon conversion of preferred stock	760,641	1,519,209	1,536,382

Weighted average shares issuable upon conversion of convertible debt	176,904	157,225	23,845

Total	7,483,199	3,368,470	3,006,524

Lime Energy Co.
Notes to Consolidated Financial Statements
     Fair Value of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s long-term debt approximates fair value based on instruments with similar terms.
     Stock-based Compensation
     The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 26. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”), which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123(R), the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that are greater than or equal the market value of the underlying common stock on the date of grant under the Company’s stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Operations prior to January 1, 2006.
     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. During 2006, the Company recognized $4,828,955 of stock compensation expense.
     The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 and 2004:

Year ended December 31,	2005	2004

Net Loss, as reported	$(6,873,000)	$(5,159,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—	—

Add: Total stock-based employee compensation expense determined under fair value based method for awards	(774,000)	(898,000)

Pro forma net loss	$(7,647,000)	$(6,057,000)

Net loss per share:
Basic and diluted – as reported	$(2.73)	$(3.68)
Basic and diluted – pro forma	$(2.97)	$(4.02)

Lime Energy Co.
Notes to Consolidated Financial Statements
     For purposes of this pro forma disclosure the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

December 31,	2005	2004

Risk-free interest rate	2.27%	1.04%

Expected volatility	65%	72%

Expected life (years)	9.1	9.1

Expected dividend yield	0%	0%

     The weighted-average fair value of options granted was $0.68 in 2005 and $1.16 in 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.
     Warranty Obligations
     The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty for up to ten years. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 12 for additional information about the Company’s warranty liability.
     Insurance Reserves
     In October 2005, the Company implemented a partially self-funded health insurance program for its employees. Under the program the Company is responsible for the first $35,000 of each individual claim, but its exposure is limited on a monthly and cumulative basis through insurance provided by a third party insurance company. The Company accrues on a monthly basis an amount sufficient to cover its maximum exposure under the program. It had accrued liabilities of $45,423 and $57,231 as of December 31, 2006 and 2005, respectively, to cover future claims under the program. At the end of each plan year it assesses the adequacy of the reserve based on its claims history and adjusts the reserve as necessary.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s results of operations or its financial position.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 5 – Acquisitions
     On May 3, 2005, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 28, 2005, by and among Lime Energy Co., MPG Acquisition Corporation, a wholly-owned subsidiary of Lime Energy (“Merger Subsidiary”), and Maximum Performance Group, Inc. (“MPG”), Lime Energy acquired MPG through the merger of MPG with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Maximum Performance Group, Inc.
     The merger consideration, after post closing adjustments, consisted of $1,632,972 in cash (net of transaction costs of $137,386 and cash acquired of $136,492), 166,148 shares of Lime Energy common stock and 166,148 additional shares which have been placed in escrow. Total consideration was $4,586,558, which consisted of $1,632,079 in cash, stock valued at $2,691,607 (based on the average closing price the Company’s stock for the five days before and after the announcement of the transaction of $16.20 per share), $137,386 in transaction costs plus commissions paid to Delano Securities in the form of 8,366 shares of common stock valued at $15.00 per share (the closing price of the Company’s stock on the effective date of the transaction). The cash portion of the consideration was funded with proceeds from a private placement of the Company’s common stock. (See Note 23(j) for additional information on the private placement). If MPG’s revenues during the two years following the merger exceed an aggregate of $5,500,000 on a cumulative basis, the escrow shares will be released to the former stockholders of MPG at the rate of 13.467 shares for every $1,000 of revenue in excess of such amount. These shares will be valued at the market price at the time they are released from escrow and will result in an increase in the goodwill associated with the transaction. As of December 31, 2006 no shares had been released from the escrow.
     As a result of the merger, Merger Subsidiary (which changed its name to Maximum Performance Group, Inc. pursuant to the merger) became responsible for the liabilities of MPG, including approximately $232,000 in payments owed to shareholders and affiliates and approximately $40,000 of bank debt and capitalized lease obligations.
     The assets acquired and liabilities assumed in the acquisition are as follows:

Accounts receivable	$292,102
Inventory	326,122
Advances to suppliers	472,689
Other current assets	63,611
Net property and equipment	121,608
Identifiable intangible assets	2,432,600
Goodwill	4,155,660

Total assets acquired	7,864,392

Accounts payable	928,509
Accrued expenses	658,940
Deferred revenue	1,011,616
Other current liabilities	525,676
Notes payable	289,587

Total liabilities acquired	3,414,328

Net assets acquired	4,450,064

Lime Energy Co.
Notes to Consolidated Financial Statements

Less valuation of shares issued for acquisition	(2,691,607)

Acquisition costs paid through the issuance of common stock	(125,485)

Total cash paid, including acquisition costs, net of cash acquired	$1,632,972

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

     On May 19, 2006, Lime Energy entered into an agreement by and among the Company, Parke Acquisition, LLC, a wholly-owned subsidiary of Lime Energy (“Merger Subsidiary”), Parke P.A.N.D.A. Corporation (“Parke”), Daniel W. Parke (a director of Lime Energy) and Daniel W. Parke and Michelle A. Parke as Trustees under The Parke Family Trust, under which on June 30, 2006, the Company acquired Parke pursuant to the merger of Parke with and into Merger Subsidiary, with Merger Subsidiary continuing as the surviving corporation under the name Parke Industries, LLC.
     The merger consideration consisted of $2,720,000 in cash and shares of common stock having the value of $5 million (valuing each share at the $1.00 price used in the private placement of common stock described under Note 23(p)) or 5,000,000 shares of Lime Energy common stock, all of which was paid to The Parke Family Trust, the sole stockholder of Parke, which is beneficially owned by Daniel Parke and his spouse, Michelle A. Parke, who are also the trustees of such Trust. As a result of the merger, Merger Subsidiary became responsible for the liabilities of Parke, including $400,000 due on its line of credit and approximately $46,000 in various vehicle loans. The acquisition has been recorded using the purchase method of accounting.
     Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Parke is headquartered in Glendora, California with sales offices in northern California, and at the time of the acquisition it had 30 employees.
     Dan Parke, the president and founder of Parke continues to serve as the President of Parke and as of June 30, 2006 also assumed the position of President and Chief Operating Officer of Lime Energy. Mr. Parke also continues to serve as a director of Lime Energy.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The assets acquired and liabilities assumed in the acquisition, based on a preliminary allocation are as follows:

Cash	$1,710
Accounts receivable	710,465
Inventory	142,789
Other current assets	7,088
Net property and equipment	79,917
Identifiable intangible assets	3,247,000
Goodwill	5,584,874

Line of credit	400,000
Accounts payable	338,536
Accrued expenses	89,571
Notes payable	45,763
Other current liabilities	368
Deferred tax liability	1,034,000
     Utilizing an independent third party valuation firm, the Company has assessed the fair values of assets and liabilities of Parke and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $595,000 of the Parke purchase price to identifiable intangible assets with definitive lives such as customer contracts, sales pipeline and the non-compete agreement with Dan Parke. This amount has been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. It also allocated $2,652,000 to the Parke trade name, which was determined to have an indefinite useful life and therefore will not be amortized. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Non-compete agreement	$336,000	2 Years

Customer contracts	206,000	1 month

Sales pipeline	53,000	5 months

Trade name	2,652,000	Indefinite

     On September 26, 2006, the Company entered into an Agreement and Plan of Merger with Kapadia Acquisition, Inc. (“Acquisition”), a wholly-owned subsidiary of the Company, Kapadia Consulting, Inc. (“Kapadia”) and Pradeep Kapadia. The parties filed the Certificate of Merger on September 27, 2006, at which time the merger became effective, merging Kapadia with and into Acquisition, with Acquisition continuing as the surviving corporation under the name Kapadia Energy Services, Inc.
     The merger consideration consisted of $1,250,000 in cash and 500,000 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $0.96 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.

Lime Energy Co.
Notes to Consolidated Financial Statements
     Kapadia is an engineering firm that specializes in energy management consulting and energy efficient lighting upgrades for commercial and industrial users. Kapadia has seven employees, is headquartered in Peekskill, New York and has an office in Ventura, California.
     The assets acquired and liabilities assumed in the acquisition are based on a preliminary allocation as follows:

Cash	$47,329
Accounts receivable	574,160
Inventory	111,962
Other current assets	122,451
Long term receivables	17,713
Property and equipment	16,430
Identifiable intangible assets	1,129,000
Goodwill	710,433

Accounts payable	657,079
Accrued expenses	299,316
Other current liabilities	11,271
     Utilizing an independent third party valuation firm, the Company has assessed the fair values of assets and liabilities of Kapadia and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $1,129,000 of the Kapadia purchase price to identifiable intangible assets with definitive lives such as sales backlog, sales pipeline, the non-compete agreement with Pradeep Kapadia and Kapadia’s customer list. This amount has been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Sales backlog	$187,000	6 Months

Sales pipeline	708,000	12 Months

Non-compete agreement	87,000	2 Years

Customer list	147,000	10 Years

     The acquisitions of MPG, Parke and Kapadia were recorded using the purchase method of accounting. Accordingly, the results of operations have been included in the consolidated statement of operations since May 1, 2005 for MPG, since July 1, 2007 for Parke and since October 1, 2007 for Kapadia.

Lime Energy Co.
Notes to Consolidated Financial Statements
     Unaudited pro forma results of operations for the years ended December 31, 2006, 2005 and 2004 for the Company assuming the acquisition of MPG took place on January 1, 2004, and the acquisition of Parke took place on January 1, 2005 are as follows:

Year ended December 31,	2006	2005	2004

Revenue:
As Reported	$8,143,624	$3,693,429	$733,630
Pro-forma	10,027,454	7,298,786	3,045,945

Net Loss from Continuing Operations:
As Reported	$(16,426,089)	$(6,620,776)	$(4,989,025)
Pro-forma	(16,056,887)	(8,360,207)	(8,108,503)

Basic and Diluted Loss per Share from Continuing Operations:
As Reported	$(1.52)	$(2.65)	$(3.62)
Pro-forma	(1.26)	(2.72)	(4.33)

     The pro forma operating results as if the Company had completed the acquisition of Kapadia as of the beginning of 2006 are not significant to the Company’s financial statements and are not presented.
Note 6 – Discontinued Operations
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
     On April 3, 2006, the Company completed a Stock Purchase Agreement with Eugene Borucki and Denis Enberg (the “Purchasers”) in which it sold, effective as of March 31, 2006, all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to the Purchasers for 14,194 shares of Lime Energy common stock. The shares of Lime Energy common stock received from the Purchasers were retired and became authorized but un-issued shares. For accounting purposes, the Company valued these shares at $13.65 each, which is the average closing market price of the common stock prior to entering into the letter of intent to sell Great Lakes. The Company did not incur a gain or loss on the sale of Great Lakes, however it did incur an impairment charge of $242,830 during the year ended December 31, 2005 when it reduced the carrying value of the goodwill associated with Great Lakes in anticipation of the sale.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

Year ended December 31	2006	2005

Accounts receivable	$—	$439,456
Other current assets	—	45,287

Total current assets	—	484,743

Net property plant and equipment	—	16,028

Total assets	—	$500,771

Accounts payable	$—	$73,825
Accrued expenses	—	81,167
Current portion of long term debt	—	2,160
Deferred revenue	—	241,154
Customer deposits	—	50,000

Total current liabilities	—	448,306

Total liabilities	$—	$448,306

     The revenue and loss related to discontinued operations were as follows:

Year ended December 31	2006	2005	2004

Revenue	$485,787	$1,161,343	$1,679,005

Net Loss	(21,425)	(251,962)	(170,337)

Note 7 – Inventories
     Inventories consisted of the following:

December 31,	2006	2005

Raw materials	$1,010,995	$948,045

Work in process	3,700	—

Finished goods	196,586	537,957

Reserve for obsolesce (1)	(596,790)	(28,232)

	$614,491	$1,457,789

(1)	Includes $553,909 reserve for obsolete EnergySaver inventory.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 8 – Property and Equipment
     Property and equipment consist of the following:

December 31,	2006	2005

Land	$205,000	$205,000
Building	997,381	984,396
Furniture	82,946	75,005
Manufacturing equipment	43,192	47,169
Office equipment	342,906	288,271
Transportation equipment	123,055	95,516
VNPP assets	—	1,376,005

	1,794,480	3,071,362
Less accumulated depreciation	593,472	557,166

	$1,201,008	$2,514,196

Note 9 – Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The following is a summary of the Company’s goodwill as of December 31, 2006:

	Building
	Control and	Energy	Energy
	Automation	Technology	Services	Total

Balance at January 1, 2005	$416,573	—	—	416,573

Acquisition of Maximum Performance Group, Inc.	—	4,155,660	—	4,155,660

Impairment charge	(242,831)	—	—	(242,831)

Balance at December 31, 2005	$173,742	$4,155,660	$—	$4,329,402

Sale of Great Lakes Controlled Energy Corporation	(173,742)		—	(173,742)

Acquisition of Parke P.A.N.D.A. Corporation	—	—	5,584,874	5,584,874

Acquisition of Kapadia Consulting, Inc.	—	—	710,433	710,433

Balance at December 31, 2006	$—	$4,155,660	$6,295,307	$10,450,967

Lime Energy Co.
Notes to Consolidated Financial Statements
     See Note 6 for additional information regarding the sale of Great Lakes Controlled Energy and Note 5 for additional information regarding the acquisitions of Maximum Performance Group, Inc, Parke P.A.N.D.A. Corporation and Kapadia Consulting, Inc. All goodwill related to the 2005 and 2006 acquisitions is non-deductible for income tax purposes.
     The components of intangible assets as of December 31, 2006 and 2005 are as follows:

	Weighted
	Average
	Remaining
	Life	Gross Book	Accumulated	Net Book
	(months)	Value	Amortization	Value

As of December 31, 2006
Indefinite-lived assets		$2,652,000	$—	$2,652,000
Amortized intangible assets:
Technology and software	14.5	1,979,900	824,958	1,154,942
Customer relationships	64.6	414,800	47,538	367,262
Customer contracts	2.0	577,900	484,400	93,500
Non-complete agreements	9.8	423,000	94,875	328,125
Sales pipe-line	5.0	761,000	230,000	531,000

Total		$6,808,600	$1,681,771	$5,126,829

As of December 31, 2005
Indefinite-lived assets		$—	—	$—
Amortized intangible assets:
Technology and software	26.5	1,979,900	329,983	1,649,917
Customer relationships	53.7	267,800	18,515	249,285
Customer contracts	2.5	184,900	123,267	61,633
Non-complete agreements	—	—	—	—
Sales pipe-line	—	—	—	—

Total		$2,432,,600	$471,765	$1,960,835

     The aggregate amortization expense was $1,210,006 and $471,765 for the years ended December 31, 2006 and 2005, respectively. The estimated amortization expense for intangible assets for each of the next five years as of December 31, 2006, is as follows:

Amortization
Expense

2007	$1,367,369
2008	650,613
2009	206,277
2010	41,295
2011	39,813

$2,305,768

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 10 – Asset Impairment
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
     In September 2003 the Company entered into a contract with Commonwealth Edison Company (“ComEd”), a Chicago based utility, to provide up to 50 megawatts of curtailment capacity in northern Illinois through December 2015. Under the contract the Company is paid on a quarterly basis for providing the ability to reduce electricity demand as required by ComEd. To provide this curtailment capacity the Company has installed 124 of its EnergySaver lighting controllers in 76 commercial and industrial sites at a cost of $1,267,360. This cost has been capitalized and was being depreciated over the term of the contract as the capacity is made available. Through December 31, 2006 the Company had recorded total depreciation of $76,566.
     As a result of the high capital requirements of this program, changes in lighting technology and changes in the Company’s business plan the Company has decided to terminate further investment in the program and has begun negotiations with ComEd seeking to convert the program into an energy efficiency program. Under this proposed program the Company would receive credit for reducing energy consumed through the use of the installed equipment on a steady state basis, rather than on demand.
     To determine if the ComEd VNPP asset was impaired, the Company analyzed the cash flows to be generated assuming it is successful in restructuring the contract with ComEd under the proposed terms. It then compared the present value of the projected cash flow stream, discounted at its cost of capital, to the carrying value of the ComEd VNPP asset. The Company completed an initial impairment test during the third quarter of 2006 at which time it determined that the asset was partially impaired. Based on this initial analysis it reduced the carrying value of the VNPP asset by $760,488 and recorded an impairment charge of an equal amount during the period. During the fourth quarter of 2006 it updated its analysis to incorporate changes in the proposed terms of the contract under renegotiation, along with revised operating cost assumptions and determined that the asset was completely impaired. As a result it reduced the carrying value of the asset to $0 and recorded an additional impairment charge of $423,037 during the fourth quarter of 2006. These charges have been included in the loss attributable to the Company’s Energy Technology segment in Note 28 – Business Segment Information.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 11 – Accrued Expenses
     Accrued expenses are comprised of the following:

December 31,	2006	2005

Commissions	$56,590	$124,736
Compensation	149,320	133,463
Contract labor	37,634	293,456
Insurance	47,866	73,432
Interest	31,059	71,216
Inventory costs	85,290	—
Lease expense	13,502	55,191
Legal	47,408	14,456
Professional fees	34,830	26,328
Real estate taxes	41,689	73,135
Registration penalties	345,583	—
Royalties	5,700	12,900
Sales tax payable	35,050	43,439
Warranty reserve	196,783	228,331
Other	123,473	78,682

	$1,251,777	$1,228,765

Note 12 – Warranty Liability
     Changes in the Company’s warranty liability are as follows:

December 31,	2006	2005

Balance, beginning of year	$228,331	$151,008
Warranties issued	54,790	116,298
Settlements	(66,307)	(38,975)
Adjustments (1)	(20,031)	—

Balance, end of year	$196,783	$228,331

(1)	Reflects the sale of Great Lakes Controlled Energy
Note 13 – Line of Credit
     On September 11, 2003 the Company closed on a credit facility with Laurus Master Fund, Ltd. (“Laurus”). The facility, which was subsequently amended on August 31, 2004, February 28, 2005 and November 28, 2005, included a $1,000,000 convertible term loan and a $2,000,000 convertible revolving line of credit.

Lime Energy Co.
Notes to Consolidated Financial Statements
     On June 29, 2006, Laurus exercised its right to convert all of the outstanding balance on the Company’s revolving line of credit of $943,455 plus $7,410 in accrued interest into 950,865 shares of the Company’s common stock, and the line was terminated. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share, the price at which the Company issued shares of common stock in the June 2006 PIPE Transaction (as described in Note 21). Laurus (if it still chose to convert the note) would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment (capped at the amount converted including the accrued interest), was recorded as interest expense in the amount of $950,865. On June 29, 2006, the market price of the Company’s common stock was $1.15 per share, as a result the Company recognized an additional $1,112 of non-cash interest expense calculated as the difference between the market price ($1.15) and the conversion price ($1.00) of the 7,410 shares of common stock issued in satisfaction of the accrued interest expense.
Note 14 – Convertible Term Loans
     On September 11, 2003, the Company entered into a $1,000,000 convertible Term Loan with Laurus Master Fund, Ltd., which was subsequently amended on August 31, 2004. The term loan was secured by all of the Company’s assets except its real estate, was convertible into the Company’s common stock under certain circumstances at Laurus’ or the Company’s option, required monthly payments of principal and interest and was schedule to mature on September 1, 2006. Warrants valued at $163,400 were issued to Laurus in conjunction with the Term Loan. The value of these warrants were recorded as a discount to the Term Loan and were being amortizing over the term of the loan using the effective interest method.
     In recording the transaction, the Company allocated the value of the proceeds to the Term Loan and warrants based on their relative fair values. In doing so, it determined that the Term Loan contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Loan exceeded the value of $836,600 allocated to the Term Loan on the date of issuance. The Term Loan was initially convertible into 31,447 shares of common stock, which at the then current market price of $30.75 per share was worth $966,981. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan of $180,381 was considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature was also recorded as a discount to the term note and was being amortized over the term of the loan using the effective interest method.
     Additional warrants were issued to Laurus in connection with the revolving line of credit discussed in Note 13, which was part of the same credit facility as the Term Loan. The value of these warrants of $320,000, in addition to $58,000 assigned to the value of warrants issued to an investment bank as part of its commission on the transaction and $158,228 in other fees and expenses related to the transaction were recorded as capitalized costs of financing and were being amortized using the effective interest method over the term of the Term Loan.
     On November 26, 2003, Laurus converted $52,346 of principal and $654 of accrued interest into 1,667 shares of the Company’s common stock, and during January 2004 it converted an additional $270,864 of principal and $4,736 of accrued interest into 8,667 of common stock.

Lime Energy Co.
Notes to Consolidated Financial Statements
     On November 22, 2005, the Company and Laurus entered into a securities purchase agreement providing for a new four year, $5 million convertible term loan (the “November 2005 Term Loan”). The Company received unrestricted access to the proceeds from the November 2005 Term Loan on November 25, 2005. This term loan was also secured by all of the Company’s assets except its real estate, was convertible into the Company’s common stock under certain circumstances at Laurus’ or the Company’s option, required monthly payments of principal and interest and was scheduled to mature on November 1, 2009. None of the November 2005 Term Loan was ever converted to common stock.
     As part of the November 2005 Term Loan the Company agreed to split any cash flow generated by the Company’s VNPP and Shared Savings projects, after the payment of related debt, to the extent any portion of the November 2005 Term Loan was used to fund such Projects. In addition, the Company agreed to continue to pay a portion of the Project Cash Flow to Laurus on a declining basis for five years after repayment of the November 2005 Term Loan.
     In connection with the November 2005 Term Loan, Laurus received warrants to purchase shares of the Company’s common stock valued at $920,000. The value of these warrants were recorded as a discount to the loan and were being amortized over the life of the loan utilizing the effective interest method. In addition, fees and expenses related to the transaction totaling $271,431were recorded as capitalized financing costs and were being amortized over the life of the loan utilizing the effective interest method.
     On June 29, 2006, the Company repaid the outstanding balances on the two term loans held by Laurus, along with accrued interest thereon and related prepayment penalties and fees. The total cash payment to Laurus made on June 29, 2006 was as follows:

Payment

Principal	$5,038,030
Interest through the date of repayment	40,568
Prepayment penalties	516,071
Related fees	6,749

Total payment	$5,601,418

     In conjunction with the repayment Laurus agreed to 1) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of its stock issuable upon conversion of the November 2005 Term Loan as required in the related Securities Purchase Agreement, and 2) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP and Shared Savings projects following the repayment of the November 2005 Term Loan, in exchange for receipt of 161,096 and 231,500 shares of the Company’s common stock, respectively. The Company valued these shares at $1.15 per share (the market price on the date of issue) and charged $266,225 to interest expense and $185,261 to selling general & administrative expense during 2006.
     Upon the repayment of the term loans the Company was required to recognize as interest expense the unamortized balance of the discount and capitalized financing costs related to these loans of $777,996 and 231,281, respectively.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 15 – Notes Payable
     As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Cinergy Ventures, LLC. The note accrues interest at the rate of prime (8.25% as of December 31, 2006) plus 3%. As of December 31, 2006 the Company had accrued interest payable of $27,096 related to the Note.
Note 16 – Long Term Debt
     The Company’s long term debt consists of the following:

December 31,	2006	2005

Mortgage note to American Chartered Bank, prime (8.25% as of December 31, 2006) plus 1/2%, payable in monthly installments of $3,000, plus interest until January 2008. A final payment of $487,000 is due in February 2008. This note is collateralized by the building and land.	$526,000	$562,000

Convertible term note to Laurus Master Fund (less debt discount of $7,768, as of December 31, 2005). Repaid in full on June 29, 2006. (see Note 14)	—	284,022

Convertible term note to Laurus Master Fund (less debt discount of $890,641 as of December 31, 2005). Repaid in full on June 29, 2006. (see Note 14)	—	4,109,359

Various other notes	41,091	24,651

Total debt	567,091	4,980,032

Less current portion	46,699	651,313

Total long-term debt	$520,392	$4,328,719

Lime Energy Co.
Notes to Consolidated Financial Statements
     The aggregate amounts of long-term debt maturing in future years as of December 31, 2006, are as follows:

Aggregate
Maturities

2007	$46,699
2008	498,484
2009	5,806
2010	6,158
2011	6,531
2112	3,413

$567,091

Note 17 – Interest Expense
     Interest expense is comprised of the following:

Year ended December 31	2006	2005	2004

Line of credit (Note 13)	$50,344	$138,097	$—
Note payable (Note 15)	16,563	9,563	—
Mortgage (Note 16)	46,495	39,181	30,200
Convertible term loans (Note 14)	249,065	87,709	43,917
Other	1,772	3,027	—
Amortization of deferred issuance costs and debt discount (Note 14)	1,175,970	165,413	574,437
Value of warrant issued to Laurus (Note 23(i))	—	160,000	—
Prepayment penalty (Note 14)	516,071	—	—
Value of adjustment in conversion price (Note 14)	950,865	—	—
Termination of post re-payment interest obligation (Note 14)	266,225	—	—

Total Interest Expense	3,273,370	602,990	648,554

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 18 – Lease Commitments
     The Company leases a facility in Glendora, California from a Company controlled by Dan Parke, the Company’s President and a director. Total rent expense for this facility amounted to $21,000 for 2006. The Company also leases offices in New York and California from unrelated third parties on which it paid a total of $147,505 during 2006, and prior to the sale of Great Lakes it leased a facility in Elk Grove Village, Illinois for Great Lakes from the two former owners of Great Lakes, both of whom were employed by the Company at the time. It paid $17,400 in rent for this facility during 2006.
     Future minimum rentals to be paid by the Company as of December 31, 2006 are as follows:

	Related	Unrelated
Year ending December 31,	Party	Party	Total

2007	$43,260	$97,543	$140,803
2008	44,558	68,083	112,641
2009	45,895	69,785	115,680
2010	—	53,314	53,314

Total	$133,713	$288,725	$422,438

Note 19 – Income Taxes
     The composition of income tax expense (benefit) is as follows:

Year ended December 31	2006	2005	2004

Deferred
Federal	$(5,453,000)	$(2,272,000)	$(2,025,000)
State	(962,000)	(401,000)	(358,000)
Change in valuation allowance	6,415,000	2,673,000	2,383,000

Benefit for income taxes	$—	$—	$—

     Significant components of the Company’s deferred tax asset are as follows:

December 31	2006	2005

Deferred tax asset consisting principally of net operating losses	$28,368,000	$22,454,000
Deferred tax liabilities, principally related to non-deductible identifiable intangible assets	(2,000,000)	(765,000)

Less valuation allowance	(27,402,000)	(21,689,000)

Total net deferred tax liability	$(1,034,000)	$—

Lime Energy Co.
Notes to Consolidated Financial Statements
     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2006, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $64 million, which expire in the years 2018 through 2026. Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryfowards will likely be significantly limited under certain circumstances.
     The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Year ended December 31,	2006	2005	2004

Income tax (benefit) at federal statutory rate	$(5,592,000)	$(2,337,000)	$(1,754,000)

State taxes (net of federal tax benefit)	(823,000)	(336,000)	(258,000)

Other nondeductible expenses	—	—	34,000

Other	—	—	(404,000)

Increase in valuation allowance	6,415,000	2,673,000	2,382,000

Income tax expense (benefit)	$—	$—	$—

     The Company has recorded a valuation allowance of $27.4 million due to the uncertainty of future utilization of the deferred tax assets. In assessing the adequacy of the valuation allowance, the Company determined that there existed a deferred tax liability related to an indefinite-lived intangible, for which the expected reversal was indeterminate. Due to uncertainty of whether this deferred tax liability would reverse prior to expiration of the net operating losses and other deferred tax assets, this liability has not been netted against the Company’s deferred tax assets, resulting in a net deferred tax liability of approximately $1 million as of December 31, 2006.
Note 20 – Commitments and Contingencies
a)	Pursuant to the Consolidated Agreement dated January 8, 2001, among the Company, Giorgio Reverberi (“Reverberi”), the owner of the patent relating to certain technologies used in the EnergySaver, and Joseph Marino, former Chairman and CEO of Lime Energy (who assigned the rights to the Company), the Company agreed to pay Reverberi a royalty of $200 for each EnergySaver unit made by or for the Company and sold by the Company and Mr. Marino is also paid a royalty of $100 for each unit sold by the Company. The term of the license granted to the Company expires when the last of Reverberi’s patents expires, which the Company expect to be in November, 2017. The license may be terminated by Reverberi if the Company materially breaches its terms and fails to cure the breach within 180 days after Reverberi gives the Company written notice of the breach. Approximately $37,200, $60,000 and $34,000 of expense was incurred under the agreement

Lime Energy Co.
Notes to Consolidated Financial Statements
for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has accrued $5,700 and $12,900 in royalties payable at December 31, 2006 and 2005, respectively.

b)	The Company entered into employment agreements with certain officers and employees expiring in 2009. Total future commitments under these agreements are as follows:

Year ending December 31,

2007	$1,290,000
2008	873,750
2009	23,750

Total	$2,187,500

c)	The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.
Note 21 — The June 2006 PIPE Transaction
     On June 29, 2006, the Company entered into a securities purchase agreement with a group of 17 investors (the “PIPE Investors”) pursuant to which it issued to such purchasers an aggregate of 17,875,000 shares of its common stock at a price of $1.00 per share for total gross proceeds of $17,875,000 (the “PIPE Transaction”). Ten of the PIPE Investors, who purchased an aggregate of 13,900,000 shares of common stock in the PIPE Transaction, were holders of Series E Convertible Preferred stock, including three members of the Company’s board of directors (who, together with members of their families, purchased 7,700,000 shares of common stock in the PIPE Transaction). Proceeds from the transaction were used to repay the Company’s outstanding convertible debt and to fund the cash portion of the consideration of the Parke P.A.N.D.A. Corporation acquisition, with the balance to be used for working capital purposes and possible future acquisitions. $1,250,000 was used for the acquisition of Kapadia Consulting, Inc. (see Notes 5 and 23(w)).
     A provision of the June 2006 PIPE Transaction required the Company to file and have declared effective by November 3, 2006, a registration statement registering the shares issued as part of the PIPE Transaction. To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the reverse split of its stock (as discussed in Note 25), the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE Transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006 the Company had accrued $345,583 in penalties related to its failure to register these shares. The accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007 (when the registration was declared effective), were satisfied through the issuance of 613,708 shares of common stock in January and February 2007.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 22 – The Series E Conversion
     In connection with the June 2006 PIPE Transaction, the holders of the Series E Preferred agreed to convert all of their shares of Series E Preferred into common stock, and agreed that, upon the conversion, all agreements related to the Preferred Stock would be terminated. As a result of the conversion, all special approval rights related to the Preferred Stock, including the right to a liquidation preference, were terminated. All of the shares of Series E Convertible Preferred which were converted to common stock have been cancelled.
     Prior to the June 2006 PIPE Transaction, the Series E Preferred stock was convertible into the Company’s common stock at $15.00 per share. However, the Series E Preferred contained anti-dilution provisions which required automatic reduction of the conversion price of the Series E Preferred to the price of a new issuance if the Company issued stock or securities convertible into common stock at a price below the Series E Preferred conversion price then in effect. Because the Company issued common stock in the June 2006 PIPE Transaction at $1.00 per share, the Series E Preferred conversion price was automatically reduced to $1.00 per share. Prior to this adjustment the holders of the Series E Convertible Preferred stock would have been entitled to 1,574,027 shares of common stock on conversion, whereas as a result of this adjustment on conversion they actually received 21,648,346 shares of common stock. The market value of the additional 20,074,319 shares issuable upon conversion of the Series E was recorded as a non-cash deemed dividend in the amount of $23,085,467 on June 29, 2006.
Note 23 – Equity Transactions
2004 Transactions
a)	During fiscal 2004, holders of the Company’s Series A Convertible Preferred Stock converted 145,000 shares of Series A into 96,667 shares of common stock. All shares of the Company’s Series A Convertible Preferred Stock were originally issued in private placements to accredited investors pursuant to Regulation D which took place in 2001, or were subsequently issued as dividends on outstanding shares of Series A Preferred.
b)	Also during 2004, holders of the Company’s Series E Convertible Preferred Stock converted 5,067 shares of Series E Convertible Preferred Stock into 33,780 shares of common stock. All shares of the Series E Convertible Preferred Stock were originally issued in a private transactions described under c) below not involving a public offering, or were subsequently issued as dividends on outstanding shares of Series E Preferred.
c)	On March 19, 2004, the Company entered into a securities purchase agreement with a group of four mutual funds managed by Security Benefit Group, Inc. whereby it issued to such purchasers, in exchange for $11,000,000 in gross proceeds, a package of securities that included 333,333 shares of the Company’s common stock and 5 year warrants to purchase 116,667 additional shares of common stock at $36.30 per share. The Company used $7,000,006 of the proceeds to facilitate the Redemption and Exchange (described below). The balance of the funds were used to pay transaction costs and for general corporate purposes.

Lime Energy Co.
Notes to Consolidated Financial Statements
On March 22, 2004, the Company entered into a Redemption and Exchange Agreement with the holders of its outstanding Series A Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Old Preferred Stock”) under which it redeemed 538,462 shares of the outstanding Old Preferred Stock which were convertible into 358,975 shares of common stock, at a redemption price equivalent to $19.50 per common share for a total cost of $7,000,006, and exchanged 210,451 shares of its newly authorized Series E Convertible Preferred Stock (the “Series E Preferred”) for the remaining 2,104,509 outstanding shares of the Old Preferred Stock (the “Exchange”) on a 1 for 10 basis (one share of Series E Preferred exchanged for 10 shares of Old Preferred Stock). All of the Old Preferred Stock has been cancelled. As part of the Exchange, all outstanding warrants to purchase shares of Series D Convertible Preferred Stock were exchanged for similar warrants to purchase shares of Series E Preferred and the expiration date was changed from June 30, 2004 to December 31, 2004. Such Series E warrants issued were exercisable for an aggregate of 3,750 shares of Series E Preferred at a price of $100 per share. They replaced warrants exercisable for 37,500 shares of Series D Preferred at an exercise price of $10 per share.

Except as with respect to dividends, the Series E Preferred had substantially the same rights as the shares of Old Preferred Stock that it replaced, including:
•	special approval rights with respect to certain actions by the Company;

•	a conversion price of $15.00 per share;

•	the right to elect up to four directors;

•	the right to vote with the holders of common stock on an “as converted” basis on all matters on which holders of the Company’s common stock are entitled to vote, except with respect to the election of directors or as otherwise provided by law;

•	a right of first offer on the sale of equity in a private transaction; and

•	anti-dilution protection that would adjust the conversion price in the event that the Company issued equity at a price which was less than the conversion price .
The Series E Preferred accrued dividends at a rate of 6% (versus 10% for the Old Preferred) per annum, which at the Company’s option could be paid by issuing more shares of Series E Preferred.

Fees and expenses related to the transactions totaled $910,393.

d)	During fiscal 2004, the Company received proceeds of $485,000 in connection with the exercise of 12,333 common stock warrants and 3,000 Series E Convertible Preferred warrants. The proceeds from the exercise of these warrants was used for general corporate purposes.

e)	During fiscal 2004, the Company issued warrants to purchase 8,000 shares of its common stock at prices between $15.00 and $23.25 per share to consultants for services received. The warrants were valued at $72,500 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 1.607% to 2.772%, expected volatility of 42.5 to 53.6%, expected dividend of $0 and expected life of 2 to 3 years. The value of the warrants was charged to operations during the period.

f)	During fiscal 2004, Laurus Master Fund Ltd. converted $270,864 of principal and $4,736 of accrued interest on the Company’s outstanding $1,000,000 Convertible Term Note (issued in September, 2003) into 8,667 shares of the Company’s common stock.

Lime Energy Co.
Notes to Consolidated Financial Statements
g)	During fiscal 2004, the Company satisfied the accrued dividend on its preferred stock of $1,636,780 though the issuance of 16,368 shares of its Series E Preferred stock.
2005 Transactions
h)	During 2005, two holders of the Company’s Series E Convertible Preferred Stock converted 2,167 shares of Series E Convertible Preferred Stock into 14,447 shares of common stock.

i)	During 2005, the Company issued the following warrants:
•	On February 10, 2005, Delano Group Securities, LLC received a five year warrant to purchase 2,000 shares of common stock at $15.45 per share, pursuant to an agreement to provide investment banking services. Delano Group Securities, LLC, was a company owned by Mr. David Asplund, one of the Company’s directors and effective January 23, 2006 the Company’s CEO. The warrant was valued at $13,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.53%, expected volatility of 45.3%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to operations during the period.

•	M&A Railroad and Electric Supply, LLC received a three year warrant to purchase 6,667 shares of common stock at $16.95 per share to as part of a legal settlement. This warrant was valued at $35,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.767%, expected volatility of 45.0%, expected dividend of $0 and expected life of 3 years. Of the total warrant value $33,000 was charged to operations during the forth quarter of 2004 and $2,000 was charged to operations during the first quarter of 2005.

•	On April 28, 2005, Laurus Master Fund, Ltd. received a warrant to purchase 26,667 shares of common stock in exchange for its consent to the Company entering into the PIPE Transaction described under k) below and acquiring MPG, as well as waiving its right to adjust the conversion price on the Company’s convertible term note and convertible revolving note. The warrant has an exercise price of $15.00 per share and a term of five years. The warrant was valued at $160,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 2.941%, expected volatility of 43.7%, expected dividend of $0 and expected life of 5 years. The value of the warrant was charged to interest expense during 2005.

•	Various consultants received warrants to purchase 27,333 shares of the Company’s common stock with exercise prices between $15.00 and $15.45 per share and terms of three to ten years. The warrants were valued collectively at $144,600 using a modified Black-Sholes option pricing model utilizing the following assumptions (depending on the warrant being valued): risk free rate of 2.366% to 3.029%, expected volatility of 40.7% to 46.5%, an expected dividend of $0 and an expected life of 3 to 10 years. The values of the warrants were charged to operations during the 2005.

Lime Energy Co.
Notes to Consolidated Financial Statements
j)	On April 28, 2005 the Company issued to five (5) institutional investors, for an aggregate gross purchase price of $5,625,000, 416,667 shares of its common stock and 42 month warrants to purchase 208,333 additional shares of common stock at $15.75 per share. Net proceeds from the transaction were approximately $5,413,000, of which approximately $1,644,000 was used to fund the acquisition of Maximum Performance Group, Inc. The balance of the proceeds were used to pay transaction costs and for general corporate purposes.

Delano Group Securities LLC and Mr. David Valentine acted as advisors on the transaction. The Company paid Delano Group Securities LLC $16,250 and 3,333 shares of common stock and Mr. Valentine 3,333 shares of common stock for their services. Mr. Asplund and Mr. Valentine both were serving as directors of Lime Energy at that time. Subsequently, on January 23, 2006, Mr. Asplund became its CEO.

k)	On May 3, 2005 the Company issued 166,148 shares of common stock in connection with the acquisition of Maximum Performance Group, Inc. In addition, 166,148 shares of common stock are being held in escrow and will be issued in the event MPG meets specific performance criteria during the two year period following the acquisition. No escrow shares have been released as of December 31, 2006.

Delano Group Securities LLC acted as an advisor on the acquisition of MPG and was paid $82,176 and 8,366 shares of common stock for its services. These shares were valued at $15.00 per share, which was the closing market price of the Company’s common stock on April 28, 2005. In addition, the Company may issue up to 8,366 additional shares of common stock to Delano if any of the MPG shares held in escrow are released. Delano Group Securities LLC is owned by Mr. David Asplund, one of Lime Energy’s directors and effective January 23, 2006, its CEO.

l)	On November 22, 2005 the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd. whereby the Company issued to Laurus a $5 million secured convertible term note and warrants to purchase 133,333 shares of its common stock at $17.40 per share anytime prior to November 22, 2012. The warrants were valued at $920,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 4.034%, expected volatility of 67.4%, expected dividend of $0 and expected life of 7 years. The value of the warrants was recorded as a discount to the term loan and was to be amortized over the term of the underlying debt utilizing the effective interest method.

This term loan was retired through a cash payment on June 29, 2006. No portion of the term loan was converted to common stock while the note was outstanding.

m)	During the year ended December 31, 2005, the Company’s Board of Directors declared dividends payable on its Series E Convertible Preferred Stock of $1,366,900. The dividends were paid with 13,699 additional shares of Series E Convertible Preferred Stock.

Lime Energy Co.
Notes to Consolidated Financial Statements
2006 Transactions
n)	During the first three months of 2006, two holders of the Company’s Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 47,533 shares of common stock.

o)	Effective March 31, 2006, the Company received 14,194 shares of its common stock as part of the sale of its Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg. These shares have been returned to the status of authorized, unissued shares of common stock.

p)	On June 29, 2006 the Company entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of its Series E Convertible Stock, for an aggregate purchase price of $17,875,000, 17,875,000 shares of its common stock (the “PIPE Transaction”). The Company used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke P.A.N.D.A. Corporation, approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd., $400,000 to pay off Parke’s line of credit, and $115,107 for transaction related costs. The balance of the gross proceeds of approximately $9 million has been and will be used for working capital and other general corporate purposes, except that $1,250,000 was used to pay the cash portion of the acquisition price for Kapadia Consulting, Inc. on September 27, 2006, as described under w) below.

q)	Concurrently with the closing of the PIPE Transaction pursuant to the Securities Purchase Agreement described in p) above, the holders of all of the Company’s outstanding Series E Preferred Stock converted such shares into 21,648,346 shares of its common stock. Please refer to Note 22 for additional information regarding this conversion.

r)	A number of the Company’s common stock warrants contain antidilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction, the exercise price on these warrants ranged from $13.50 per share to $15.00 per share. The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $1.00 per share. Utilizing a modified Black-Scholes option pricing model, the Company determined that the increase in value of these warrants that resulted from this adjustment was $297,868, which the Company recorded as a non-cash deemed dividend on June 29, 2006.

s)	Immediately following completion of the PIPE Transaction and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 950,865 shares of the Company’s common stock. In addition, in consideration of the issuance issuance of 392,596 shares of common stock, Laurus agreed to (i) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and (ii) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.

Lime Energy Co.
Notes to Consolidated Financial Statements
t)	On June 30, 2006, the Company issued 5,000,000 shares to the Parke Family Trust as part of the consideration in the acquisition of Parke P.A.N.D.A. Corporation.

u)	During the first six months of 2006, the Company’s Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $698,000. The dividends were paid with 6,980 additional shares of Series E Convertible Preferred Stock.

v)	On July 25, 2006, the Company issued a three year warrant to purchase 60,000 shares of its common stock at $1.00 per share to Bristol Capital, Ltd. This warrant was valued at $25,200 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 5.108%, expected volatility of 91.4%, expected dividend of $0 and expected life of 3 years. The value of this warrant was charged to operations during the period.

w)	On September 26, 2006, the Company issued 500,000 shares of its common stock to Pradeep and Susan Kapadia as part of the consideration in the acquisition of Kapadia Consulting, Inc.

x)	The Company had outstanding warrants to purchase 1,102,119 and 1,078,868 shares of its common stock as of December 31, 2006 and 2005, respectively, at an exercise price of between $1.00 per share and $98.40 per share. These warrants can be exercised at any time prior to their expiration dates which range between June 2007 and May 2015. The following table summarizes information about warrants outstanding as of December 31, 2006:

	Warrants Outstanding
	Number	Weighted Average
	Outstanding at	Remaining	Weighted Average
	December 31,	Contractual	Exercise
Exercise Price	2006	Life	Price

$1.00	665,118	1.8 years	$1.00
$1.01 - $14.99	—	—	—
$15.00 – $19.99	404,335	3.0 years	16.19
$20.00 – $98.40	32,666	1.9 years	42.77

	1,102,119	2.2 years	$7.81

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 24 – Dividends
     The dividend expense recognized during the years ended December 31, 2006, 2005 and 2004 is comprised of the following:

Year ended December 31,	2006	2005	2004

Accrual of dividend on Series A Convertible Preferred	$—	$—	$540,705

Accrual of Series C Preferred dividend	—	—	53,206

Accrual of Series D Preferred dividend	—	—	35,932

Accrual of Series E Preferred dividend	698,000	1,366,900	1,006,937

Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock	23,085,467	—	—

Deemed dividend associated with beneficial conversion price on shares issuable in satisfaction preferred dividends	—	—	1,127,021

Deemed dividend associated with the redemption and exchange of outstanding preferred stock	—	—	1,860,458

Deemed dividend associated with change in the expiration date of warrants to purchase shares of preferred stock	—	—	15,000

Deemed dividend associated with change in the exercise price of warrants to purchase shares of common stock	564,258	484,445	—

Total	$24,347,725	$1,851,345	$4,639,259

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 25 – Reverse Split
     In June 2006, the Company’s Board of Directors approved and the Company announced a 1 for 15 reverse split of the Company’s common stock, effective on June 15, 2006. The common stock has been trading on this basis since that date. On advice of its outside counsel the Company effected the reverse split without amending its certificate of incorporation. Subsequently it learned that under Delaware law it was required to amend its certificate of incorporation, which requires stockholder approval. It received stockholder approval in January 2007 and filed its certificate of amendment to effect the reverse split as required under Delaware law. All share amounts stated herein have been retroactively restated to reflect this reverse split.
Note 26 – Stock Options
     On August 30, 2001, the Company’s shareholders approved the adoption of the 2001 Stock Incentive Plan (the “Plan”), providing that up to 53,333 shares of the Company’s common stock could be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees. In addition, the Plan originally provided for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2002, in an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 33,333 shares. At the annual meeting held on June 7, 2006, the Company’s stockholders approved an amendment to the Plan which increased the number of shares reserved for issuance under the plan by 400,000 shares and increased the additional shares issued each January 1st to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 133,333 shares. The awards granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option (“ISO”) may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or the Board. To qualify as an ISO the aggregate fair market value of the shares (determined on the grant date) under options granted to any participant may not exceed $100,000 in the first year that they can be exercised. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the Plan will be determined by the Compensation Committee or the Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.
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
     The Plan is administered by the Board, which is authorized to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan and to determine the individuals to whom, and the time, terms and conditions under which, options and awards are granted. The Board may also amend, suspend or terminate the Plan in any respect at any time. However, no amendment may (i) adversely affect the rights of a participant under an award theretofore granted without the consent of such participant, (ii) increase the number of shares reserved under the Plan, (iii) modify the requirements for participation in the Plan, or (iv) modify the Plan in any way that would require stockholder approval under the rules and regulations under the

Lime Energy Co.
Notes to Consolidated Financial Statements
Exchange Act or the rules of any stock exchange or market on which the Common Stock is listed (unless such stockholder approval is obtained).
     As of December 31, 2006, there were approximately 78 employees of the Company eligible to participate in the Plan, and 620,000 shares of common stock reserved under the Plan.
     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2001 Stock Incentive Plan described above. The plan was amended on July 11, 2006 to provide that eligible directors receive an initial option grant upon being appointed to the Company’s Board of Directors to purchase 100,000 shares of its common stock, and a grant of options to purchase an additional 50,000 shares on the first day of January beginning on the second January following the date the Director became an eligible director. These options have an exercise price equal to the closing price of the Company’s common stock on the grant date and a term of ten years. The initial options vest on the first day of January following the initial grant date or six months following the initial grant date, whichever is later, if the individual is still a director on the vesting date. All future grants vest in two equal amounts, one amount on the grant date and the balance on the anniversary of the grant date, if the individual is still a member of the Board of Directors on such anniversary date.
     During 2004, certain directors, officers and key employees of the Company were granted options to acquire 67,767 shares of common stock at exercise prices ranging from $17.25 to $35.40 per share. These options vested over periods through January 2006.
     During 2005, certain directors, officers and key employees of the Company were granted options to acquire 69,833 shares of common stock at exercise prices ranging from $15.00 to $18.60 per share. These options vest over periods through October 2007.
     During 2006, certain directors, officers and key employees of the Company were granted options to acquire 10,126,668 shares of common stock at exercise prices ranging from $0.96 to $15.00 per share. These options vest over periods through December 2008.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The following table summarizes the options granted, exercised and outstanding as of December 31, 2006:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2003	681,479	$12.60-$194.85	$51.75

Granted	67,767	$17.25-$35.40	$25.68
Forfeited	(8,111)	$18.75-$105.00	$79.75

Outstanding at December 31, 2004	741,135	$12.60-$194.85	$49.05

Granted	69,833	$15.00-$18.60	$15.60
Forfeited	(10,967)	$15.00-$120.00	$23.40

Outstanding at December 31, 2005	800,001	$12.60-$194.85	$46.50

Granted	10,128,318	$0.96-$15.00	$1.12
Forfeited	(221,187)	$1.02-$105.00	$19.68

Outstanding at December 31, 2006	10,707,132	$0.96-$194.85	$1.02

Options exercisable at December 31, 2006	4,645,455	$0.96-$194.85	$7.95

Options exercisable at December 31, 2005	723,518	$12.60-$194.85	$48.30

Options exercisable at December 31, 2004	651,896	$12.60-$194.85	$51.00

     The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Year ended December 31,	2006	2005	2004

Weighted average fair value per options granted	$1.05	$0.68	$1.16

Significant assumptions (weighted average):
Risk-free interest rate at grant date	5.02%	2.27%	1.04%
Expected stock price volatility	90%	65%	72%
Expected dividend payout	—	—	—
Expected option life (years)	5.6	9.1	9.1

Lime Energy Co.
Notes to Consolidated Financial Statements
     The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin.
     The Company recognized $4,828,955 and $0 of share based compensation expense related to stock options during 2006 and 2005, respectively. The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option. It assumed a 10% forfeiture rate in the calculation of the share based compensation. The subject stock options expire ten years after the date of grant.
     Option activity under the Company’s stock option plans as of December 31, 2006 and changes during the year then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2005	800,001	$12.60-$194.85	$46.50

Granted	10,128,318	$0.96-$15.00	$1.12
Forfeited	(221,187)	$1.02-$105.00	$19.68

Outstanding at December 31, 2006	10,707,132	$0.96-$194.85	$1.02

Options exercisable at December 31, 2006	4,645,455	$0.96-$194.85	$7.95
     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2006	Life	Price	2006	Price

$0.90 - $1.00	3,440,000	9.5 years	$0.97	100,000	$1.00
$1.01 - $1.10	6,455,000	9.6 years	1.02	3,866,653	1.02
$1.11 - $10.00	100,000	9.1 years	9.30	—	—
$10.01 - $194.85	712,132	3.6 years	46.85	678,802	48.41

	10,707,132	9.1 years	$4.13	4,645,455	$7.95

Lime Energy Co.
Notes to Consolidated Financial Statements
     The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2006 of $0.90 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006 was $0. This amount will change based on changes in the fair market value of the Company’s common stock.
     As of December 31, 2006, $3,417,726 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a weighted-average period of 1.47 years, as follows:

Year ending December 31,

2007	$2,568,508
2008	843,190
2009	6,028

Total	$3,417,726

     A summary of the nonvested options for the year ended December 31, 2006 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value

Nonvested at December 31, 2005	76,490	$29.64

Granted	10,128,318	1.05

Vested	(4,009,149)	2.01

Forfeited	(133,982)	36.84

Nonvested at December 31, 2006	6,061,677	$1.29

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 27 – Related Parties
     On June 29, 2006, the Company entered into the PIPE Transaction and Series E Conversion (as described in Notes 21 and 22) with 18 persons and entities, including Messrs. Asplund, Kiphart and Valentine, who are all directors of the Company, for an aggregate purchase price of $17,875,000, 17,875,000 shares of the Company’s common stock.
     A breakdown of the shares issued in these transactions to Messrs. Asplund, Kiphart and Valentine is as follows:

	Shares Issued Upon	Common Shares	Aggregate Price
	Conversion of	Issued Pursuant to	Paid for PIPE
	Series E	PIPE	Shares

David R. Asplund	354,200	1,500,000	$1,500,000

Richard P. Kiphart	8,903,400	5,700,000	5,700,000

David Valentine	145,700	200,000	200,000

Total	9,403,300	7,400,000	$7,400,000

     During January 2006, the Company entered into a consulting agreement with Parke P.A.N.D.A. Corporation to provide sales and marketing consulting services. Parke P.A.N.D.A. was a company which at the time was beneficially owned by Daniel Parke, one of the Company’s directors. Pursuant to the consulting agreement the Company agreed to pay Parke P.A.N.D.A. $10,000 per month and to reimburse it for any expenses incurred as a result of its work. The Company paid Parke P.A.N.D.A. a total of $61,155 during the six months ended June 30, 2006. This agreement was terminated in May 2006.
     During January 2006 and again in November 2006, the Company retained Corporate Resource Development, a company owned by William Carey, one of the Company’s directors, to provide sales training and sales and marketing consulting services to Lime Energy. The Company paid Corporate Resource Development a total of $62,500 for these services.
     On June 29, 2006, the Company acquired Parke P.A.N.D.A. Corporation, a company owned by The Parke Family Trust, which is controlled and beneficially owned by Daniel Parke, one of the Company’s directors, and his spouse. Please see Note 5 for additional information regarding this transaction.
     As part of the acquisition of Parke P.A.N.D.A. Corporation, the Company assumed Parke P.A.N.D.A.’s existing office lease for space in a building in Glendora California owned by a company controlled by Daniel Parke. The Company believes that the terms of the lease are fair as they are comparable to the terms of leases with other third party tenants located in the building. See Note 18 for additional information.
     Certain other related party transactions are disclosed in Notes 18 and 20.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The Company does not have a written policy concerning transactions between the Company or a subsidiary of the Company and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person. However, the Company’s practice is that such transactions shall be reviewed by the Company’s Board of Directors and found to be fair to the Company prior to the Company (or a subsidiary) entering into any such transaction, except for (i) executive officers’ participation in employee benefits which are available to all employees generally; (ii) transactions involving routine goods or services which are purchased or sold by the Company (or a subsidiary) on the same terms as are generally available in arm’s length transactions with unrelated parties (however, such transactions are still subject to approval by an authorized representative of the Company (or a subsidiary) in accordance with internal policies and procedures applicable to such transactions with unrelated third parties); and (iii) compensation decisions with respect to executive officers other than the CEO, which are made by the Compensation Committee pursuant to recommendations of the CEO.
Note 28 – Business Segment Information
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
     The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers and the EnergySaver line of lighting controllers. Operations of Lime Energy Co. and Maximum Performance Group, Inc. are included in this segment. Lime Energy is headquartered, and most of its operations are located, in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in San Diego, California and has a sales office in New York City.
     The Energy Services segment includes the operations of Parke Industries, LLC and Kapadia Energy Services, Inc. Parke, which the Company acquired effective June 30, 2006, designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. Kapadia, which the Company acquired effective September 27, 2006, provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Kapadia also designs, engineers and manages the installation of energy efficient lighting upgrades for commercial and industrial users, but unlike Parke contracts the installation to third party electrical contractors. Parke is headquartered in Glendora, California and has sales offices northern California. Kapadia is headquartered in Peekskill, New York and has an office in Ventura, California.
     Prior to March 31, 2006 the Company also operated a Building Control and Automation segment, which was comprised of its Great Lakes Controlled Energy subsidiary. This segment provided integration of building and environmental control systems for commercial and industrial customers. The Company sold Great Lakes effective March 31, 2006; accordingly, the operating results have been separately reported as discontinued operations.

Lime Energy Co.
Notes to Consolidated Financial Statements
     An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

Year ended December 31,	2006	2005	2004

Revenues:
Energy Technology	$4,841,610	$3,693,429	$733,630
Energy Services	3,306,610	—	—
Intercompany sales	(4,596)	—	—

Total	8,143,624	3,693,429	733,630

Operating Loss:
Energy Technology	(6,692,648)	(4,578,753)	(2,386,678)
Energy Services	(1,175,253)	—	—
Corporate	(5,479,000)	(1,497,770)	(1,976,298)

Total	(13,346,901)	(6,076,523)	(4,362,976)

Interest Expense, net	(3,079,188)	(544,253)	(626,049)

Loss from continuing operations	(16,426,089)	(6,620,776)	(4,989,025)

Depreciation and Amortization:
Energy Technology	742,706	592,271	50,257
Energy Services	641,870	9,598	8,621
Building Control and Automation	2,021	—	—

Total	1,386,597	601,869	58,878

Capital Additions:
Energy Technology	68,406	530,925	149,603
Energy Services	12,096	—	—
Building Control and Automation	2,465	17,949	—

Total	82,967	548,874	149,603

Total Assets:
Energy Technology	12,906,748	16,424,460	5,167,814
Energy Services	12,490,117	—	—
Building Control and Automation	—	674,514	1,311,506

Total	$25,396,865	$17,098,974	$6,479,320

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 29 – Selected Quarterly Financial Data (unaudited)
     The following represents the Company’s unaudited quarterly results for fiscal 2006 and fiscal 2005. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.

	Fiscal 2006 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$1,146,345	$1,334,818	$2,130,158	$3,532,303	$8,143,624
Gross profit (loss)	237,943	361,337	537,545	75,505	1,212,330
Loss from continuing operations	(1,935,180)	(4,659,818)	(4,117,510)	(5,713,581)	(16,426,089)
Loss from discontinued operations	(21,425)	—	—	—	(21,425)
Net loss	(1,956,605)	(4,659,818)	(4,117,510)	(5,713,581)	(16,447,514)
Preferred dividends	(615,290)	(23,732,435)	—	—	(24,347,725)
Net loss available to common shareholders	(2,571,895)	(28,392,253)	(4,117,510)	(5,713,581)	(40,795,239)
Basic and diluted loss per common share from continuing operations	(0.74)	(6.49)	(0.08)	(0.12)	(1.52)
Discontinued operations	(0.01)	—	—	—	(0.00)
Basic and Diluted Loss Per Common Share	(0.75)	(6.49)	(0.08)	(0.12)	(1.52)
Weighted averages shares	3,410,455	4,373,236	49,308,350	48,786,611	26,908,608

	Fiscal 2005 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$250,713	$1,550,089	$1,123,360	$769,267	$3,693,429
Gross profit (loss)	145,742	104,689	(74,580)	(174,276)	1,575
Loss from continuing operations	(912,957)	(1,712,523)	(1,966,007)	(2,029,289)	(6,620,776)
Income (loss) from discontinued operations	237,700	(112,111)	(48,088)	(329,463)	(251,962)
Net loss	(675,257)	(1,824,634)	(2,014,095)	(2,358,752)	(6,872,738)
Preferred dividends	(334,800)	(339,000)	(344,000)	(833,545)	(1,851,345)
Net loss available to common shareholders	(1,010,057)	(2,163,634)	(2,358,095)	(3,192,297)	(8,724,083)
Basic and diluted loss per common share from continuing operations	(0.45)	(0.64)	(0.69)	(0.84)	(2.65)
Discontinued operations	0.09	(0.04)	(0.01)	(0.10)	(0.08)
Basic and Diluted Loss Per Common Share	(0.36)	(0.68)	(0.70)	(0.94)	(2.73)
Weighted averages shares	2,784,438	3,195,194	3,387,567	3,386,677	3,190,664
Note 30 – Subsequent Events
     On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), five non-transferable subscription rights to purchase shares of the Company’s common stock at $1.00 per share, for a total of 38,825,160 subscription rights. Stockholders that participate in the rights offering also are able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering is scheduled to close on March 30, 2007.

LIME ENERGY CO.
Schedule II – Valuation and Qualifying Accounts

		Additions/
		(recoveries)
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	adjustments	of period
Allowance for doubtful accounts:

Year ended December 31, 2004	326,000	6,000	(133,000)	—	199,000

Year ended December 31, 2005	$199,000	$97,000	$(13,000)	$42,000	$325,000

Year ended December 31, 2006	$325,000	$105,000	$(62,000)	$(3,000)	$366,000
Other adjustment of $42,000 in 2005 resulted from the acquisition of Maximum Performance Group, Inc.
Other adjustment of ($3,000) in 2006 resulted from the sale of Great Lakes Controlled Energy and the acquisition of Parke P.A.N.D.A. Corporation and Kapadia Consulting Inc.

		Additions/
		(recoveries)
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	adjustments	of period
Reserve for obsolete inventory:

Year ended December 31, 2004	—	—	—	—	—

Year ended December 31, 2005	$—	$35,000	$(16,000)	$9,000	$28,200

Year ended December 31, 2006	$28,200	$578,400	$(9,800)	$—	$596,800
Other adjustment of $9,000 in 2005 resulted from the acquisition of Maximum Performance Group, Inc.