Form 10-Q
period 2007-03-31
LIME ENERGY CO.
filed 2007-05-11
CIK 1065860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-16265

LIME ENERGY CO.
(Exact name of registrant as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1280 Landmeier Road, Elk Grove Village, Illinois 60007-2410
(Address of principal executive offices, including zip code)
(847) 437-1666
(Registrant’s telephone number, including area code)
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
53,566,100 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 8, 2007.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended March 31, 2007
INDEX

		Page
		Number
Part I	Financial Information

ITEM 1.	Financial Statements:

	Condensed Consolidated Balance Sheets
	March 31, 2007 (unaudited) and December 31, 2006	1

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31, 2007 and 2006 (unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity
	Three months Ended March 31, 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	Three months Ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4.	Controls and Procedures	21

Part II.	Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6.	Exhibits	22

	Signatures	23
Certification
Certification
Certification
Certification

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lime Energy Co.
Condensed Consolidated Balance Sheets

	March 31,
	2007	December 31,
	(unaudited)	2006 (1)

Assets

Current Assets
Cash and cash equivalents	$2,976,176	$4,663,618
Accounts receivable, net	2,684,681	2,825,947
Inventories	869,055	614,491
Advances to suppliers	128,369	132,083
Costs and estimated earnings in excess of billings on uncompleted contracts	45,727	—
Prepaid expenses and other	365,762	279,017

Total Current Assets	7,069,770	8,515,156

Net Property and Equipment	1,225,412	1,201,008

Long Term Receivables	124,937	102,904
Intangibles, net	4,670,020	5,126,829
Cost in Excess of Assets Acquired	10,450,968	10,450,968

	$23,541,107	$25,396,865

Lime Energy Co.
Condensed Consolidated Balance Sheets

	March 31,
	2007	December 31,
	(unaudited)	2006(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$150,000	$150,000
Current maturities of long-term debt	532,201	46,699
Accounts payable	1,472,585	1,344,725
Accrued expenses	753,710	1,251,777
Deferred revenue	1,060,828	967,446
Customer deposits	1,342,177	1,148,090

Total Current Liabilities	5,311,501	4,908,737

Deferred Revenue	647,558	748,980

Long-Term Debt, less current maturities	55,415	520,392
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	7,048,474	7,212,109

Stockholders’ Equity
Common stock, $.0001 par value; 200,000,000 shares authorized, 50,400,319 and 49,786,611 issued as of March 31, 2007 and December 31, 2006, respectively	5,040	4,979
Additional paid-in capital	96,644,667	95,025,912
Accumulated deficit	(80,157,074)	(76,846,135)

Total Stockholders’ Equity	16,492,633	18,184,756

	$23,541,107	$25,396,865

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006

Lime Energy Co.
Condensed Consolidated Statements of Operations
(Unaudited)

Three months ended, March 31	2007	2006

Revenue	$2,528,547	$1,146,345

Cost of sales	2,156,480	908,402

Gross profit	372,067	237,943

Selling, general and administrative	3,255,911	1,749,003
Amortization of intangibles	456,809	176,912

Operating loss	(3,340,653)	(1,687,972)

Other Income (Expense):
Interest income	46,112	20,711
Interest expense	(16,398)	(267,919)

Total other income (expense)	29,714	(247,208)

Loss from continuing operations	(3,310,939)	(1,935,180)

Loss from discontinued operations	—	(21,425)

Net Loss	(3,310,939)	(1,956,605)

Plus preferred stock dividends	—	(615,290)

Net Loss Available to Common Shareholders	$(3,310,939)	$(2,571,895)

Basic and diluted loss per common share from continuing operations	$(0.07)	$(0.74)

Discontinued operations	—	(0.01)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.75)

Weighted average common shares outstanding	50,206,673	3,410,455

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2006	49,786,611	$4,979	$95,025,912	$(76,846,135)	$18,184,756
Offering costs for issuance of common stock	—	—	(45,361)	—	(45,361)
Satisfaction of liquidated damages through the issuance of common stock	613,708	61	613,647	—	613,708
Share based compensation		—	780,765		780,765
Warrants issued for services received	—	—	250,500	—	250,500
Warrant repricing	—	—	19,204	—	19,204
Net loss for the three months ended March 31, 2007	—	—	—	(3,310,939)	(3,310,939)

Balance, March 31, 2007	50,400,319	$5,040	$96,644,677	$(80,157,074)	$16,492,633

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31	2007	2006

Cash Flow from Operating Activities

Net loss	$(3,310,939)	$(1,956,605)

Adjustments to reconcile net loss to net cash used in operating activities, net of dispositions
Depreciation and amortization	489,205	221,715
Share based compensation	780,765	144,610
Provision for bad debts	3,246	14,415
Warrants issued in exchange for services received	250,500	—
Provision for inventory obsolescence	47,781	—
Liquidated damages satisfied through the issuance of common stock	613,708	—
Warrant repricing	19,204	—
Amortization of deferred financing costs	—	51,225
Amortization of original issue discount	—	72,534
Changes in assets and liabilities, net of dispositions
Accounts receivable	115,987	(89,394)
Inventories	(302,345)	(2,015)
Advances to suppliers	3,714	64,225
Other current assets	(132,472)	(80,322)
Accounts payable	127,860	258,758
Accrued expenses	(498,067)	(107,973)
Deferred revenue	(8,040)	198,989
Other current liabilities	194,087	(32,442)

Net cash used in operating activities	(1,605,806)	(1,242,280)

Cash Flows Used In Investing Activities
Sale of discontinued operations	—	(83,586)
Purchase of property and equipment	(56,800)	(9,704)

Net cash used in investing activities	(56,800)	(93,290)

Cash Flows Provided by Financing Activities
Payments on line of credit	—	(871,752)
Proceeds from long-term debt	33,228	—
Payment on long-term debt	(12,703)	(123,053)
Costs related to stock issuance	(45,361)	—

Net cash used in financing activities	(24,836)	(994,805)

Net Decrease in Cash and Cash Equivalents	(1,687,442)	(2,330,375)

Cash and Cash Equivalents, at beginning of period	4,663,618	4,229,150

Cash and Cash Equivalents, at end of period	$2,976,176	$1,898,775

Supplemental Disclosure of Cash Flow Information
Cash paid for interest – continuing operations	$12,219	$167,884
Cash paid for interest – discontinued operations	—	42
See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.
The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 – Reverse Split
In June 2006, the Company’s Board of Directors approved and the Company announced a 1 for 15 reverse split of the Company’s common stock, effective on June 15, 2006. The common stock has been trading on this basis since that date. On advice of its outside counsel, the Company effected the reverse split without amending its certificate of incorporation. Subsequently, it learned that under Delaware law that the Company was required to amend its certificate of incorporation, which requires stockholder approval. The Company received stockholder approval in January 2007 and filed its certificate of amendment to effect the reverse split as required under Delaware law. All share amounts stated herein have been retroactively restated to reflect this reverse split.
Note 3 – Stock-Based Compensation
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $780,765 and $144,610 of share based compensation expense related to stock options during the three month periods ended March 31, 2007 and 2006, respectively.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Three months ended March 31,	2007	2006

Weighted average fair value per option granted	$0.71	$0.40

Significant assumptions (weighted average):
Risk-free rate	5.08%	4.41%
Dividend yield	0.00%	0.00%
Expected volatility	89.5%	72.2%
Expected life (years)	5.3	5.5

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin No. 107, which is the average of the vesting term and the original contract term.
Option activity under the Company’s stock option plans as of March 31, 2007 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2006	10,707,132	$0.96-$194.85	$4.13

Granted	350,000	$0.90-$ 1.08	$0.95
Forfeited	(34,666)	$1.02-$ 30.75	$8.67

Outstanding at March 31, 2007	11,022,466	$0.90-$194.85	$4.01

Options exercisable at March 31, 2007	4,923,790	$0.90-$194.85	$7.68

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
     The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	March 31, 2007	Life	Price	March 31, 2007	Price

$0.90 - $1.00	3,690,000	9.3 years	$0.96	273,000	$0.95
$1.01 - $1.10	6,535,000	9.3 years	1.02	3,881,653	1.02
$1.11 - $10.00	100,000	8.8 years	9.30	100,000	9.30
$10.01 - $194.85	697,466	3.2 years	47.43	669,137	48.80

	11,022,466	8.9 years	$4.01	4,923,790	$7.68

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2007 of $0.90 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007 was $0. This amount will change based on changes in the fair market value of the Company’s common stock.
As of March 31, 2007, $2,858,546 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.26 year.
Note 4 – Revenue Recognition
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
Revenues on long-term contracts are recorded either under the completed contract method or the percentage of completion, cost-to-cost method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable.
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The Company’s subsidiary, Maximum Performance Group (“MPG”), often bundles contracts to provide monitoring services and web access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract.
Note 5 – Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 requires that companies recognize in their financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no adjustment to retained earnings was made.
The Company’s subsidiaries file income tax returns in various tax jurisdictions, including the United States and certain U.S. states. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2001.
The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2006, the Company had US federal net operating loss carryforwards available to offset future taxable income of approximately $64 million, which expire in the years 2018 through 2026. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of US net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryforwards will likely be significantly limited under certain circumstances.
The Company’s policy is to recognize interest and penalties related to income tax matters in interest and income tax expense respectively. There were no interest and penalties related to income taxes recorded at January 1, 2007, the date of adoption of FIN 48.
Note 6 – Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2007 and 2006 because the effect would be antidilutive.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

Three months ended March 31	2007	2006

Weighted average shares issuable upon exercise of outstanding options	11,007,532	836,576

Weighted average shares issuable upon exercise of outstanding warrants	1,404,786	1,078,088

Weighted average shares issuable upon conversion of preferred stock	—	1,551,298

Weighted average shares issuable upon conversion of convertible debt	—	374,819

Total	12,412,318	3,840,781

As discussed in Note 5 to the Company’s annual report for the year ended December 31, 2006, 166,148 shares of common stock are being held in escrow for the benefit of the selling shareholders of MPG to be released over the two year period following the April 30, 2005 purchase of MPG if it achieves certain revenue targets during the period. Any shares not issued to the selling shareholders will be returned to the Company at the end of the two year period. As of March 31, 2007, no shares had been released from escrow. These escrow shares have not been included in the calculation of the weighted average common shares outstanding since their release from escrow is contingent on achieving the revenue targets.
Note 7 – Warranty Obligations
The Company warrants to the purchasers of its EnergySaver line of products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty for up to ten years. The Company records the estimated cost that may be incurred under its warranties at the time revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. At the end of 2006 the Company discontinued the active marketing of the EnergySaver. While the Company believes that its estimated warranty liability is adequate and that the judgment applied is appropriate, the estimated liability for warranties could differ materially from actual future warranty costs.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
     Changes in the Company’s warranty liability are as follows:

Three months ended March 31	2007	2006

Balance, beginning of period	$196,783	$208,300

Warranties issued	12,150	13,500

Settlements	(9,858)	(33,546)

Balance, as of March 31	$199,075	$188,254

Note 8 — Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2007	2006

Raw materials	$1,226,508	$1,010,995

Work in process	82,092	3,700

Finished goods	189,387	196,586

Reserve for obsolescence (1)	(628,932)	(596,790)

	$869,055	$614,491

(1)	Includes $553,909 reserve for obsolete EnergySaver inventory
Note 9 — Dividends
Dividends are comprised of the following:

Three months ended March 31	2007 (1)	2006

Accrual of Dividend on Series E Convertible Preferred	$—	$348,900

Deemed dividend associated with change in exercise price of warrants issued to preferred investor	—	266,390

Total	$—	$615,290

(1)	All outstanding shares of the Series E Convertible Preferred was converted to common stock on June 29, 2006.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 10 – Business Segment Information
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
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers and the EnergySaver line of lighting controllers (which the Company stopped actively marketing in late 2006). Operations of Lime Energy Co. (formerly known as Electric City Corp.) and Maximum Performance Group, Inc. are included in this segment. Lime Energy is headquartered and its operations are located in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in San Diego, California and has sales offices in New York City and Dallas, Texas.
The Energy Services segment includes the operations of Parke Industries, LLC, Kapadia Energy Services, Inc. and Lime Midwest, Inc. Parke, which the Company acquired effective June 30, 2006, designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. Lime Midwest is a newly formed subsidiary based in Elk Grove Village, Illinois that also designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. Kapadia, which the Company acquired effective September 27, 2006, provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Kapadia also designs, engineers and manages the installation of energy efficient lighting upgrades for commercial and industrial users, but unlike Parke and Lime Midwest, contracts the installation to third party electrical contractors. Parke is headquartered in Glendora, California and has offices in Danville and Carmel, California and Salt Lake City, Utah. Kapadia is headquartered in Peekskill, New York and has an office in Ventura, California.
Prior to March 31, 2006, the Company also operated a Building Control and Automation segment, which was comprised of its Great Lakes Controlled Energy subsidiary. This segment provided integration of building and environmental control systems for commercial and industrial customers. The Company sold Great Lakes effective March 31, 2006, and its results are included in discontinued operations for the three month period ended March 31, 2006.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
     The following is the Company’s business segment information:

Three months ended March 31	2007	2006

Revenues:
Energy Technology	$846,500	$1,146,345
Energy Services	1,704,843	—
Intercompany sales	(22,796)	—

Total	2,528,547	1,146,345

Operating Loss:
Energy Technology	(815,939)	(992,741)
Energy Services	(706,977)	—
Corporate Overhead	(1,817,737)	(695,231)

Total	(3,340,653)	(1,687,972)

Interest Income/ (Expense), net	29,714	(247,208)

Loss from Continuing Operations	$(3,310,939)	$(1,935,180)

	March 31,	December 31,
	2006	2006

Total Assets:
Energy Technology	$7,378,976	$7,409,969
Energy Services	12,010,871	12,490,617
Corporate Overhead	4,151,260	5,496,279

Total	$23,541,107	$25,396,865

Note 11 – Equity Issuances
(a)	During January 2007, the Company issued a consultants warrants with terms of two to three years to purchase 420,000 shares of its common stock at prices of $1.00 to $1.08 per share as partial consideration for services provided the Company. These warrants was valued at $250,500 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 5.129%, expected volatility of 88.9%, expected dividend of $0 and expected life of two to three years. The value of the warrants was charged to operations during the first quarter of 2007.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
(b)	A provision of the June 2006 PIPE transaction required the Company to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction. To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the reverse split of its stock (as discussed in Note 2), the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006, the Company had accrued $345,583 in penalties related to its failure to register these shares. The accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007, were satisfied through the issuance of 613,708 shares of common stock in January and February 2007.
Note 12 – Related Party Transactions
On January 26, 2007, the Company retained Corporate Resource Development (“CRD”), a company owned by William Carey, one of its directors, to provide sales and marketing consulting services, for which it agreed to pay CRD $17,500 per month for up to 3 months. In January 2007, the Company also entered into an agreement with Mr. Carey to provide it with sales and marketing leads and introductions. In exchange for these services the Company agreed to pay Mr. Carey a commission of 1.5% on any sale that closes as a result of his work and granted him a three-year warrant to purchase 300,000 shares of its common stock at $1.08 per share. Half of these warrants are exercisable immediately and the remaining half are exercisable any time after August 1, 2007, provided that his efforts have generated sales for the Company prior to August 1st.
Note 13 – Subsequent Event
On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), five non-transferable subscription rights to purchase shares of the Company’s common stock at $1.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007, and raised a total of $2,999,632 through the issuance of 2,999,632 shares of common stock to 260 of the Company’s existing stockholders. The Company received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company’s actual results, performance and achievements in 2007 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.
Overview
We are a developer and integrator of energy savings technologies and services. We currently market a line of HVAC and lighting controllers and provide energy engineering and energy efficient lighting upgrade services. Lime Energy Co. (formerly known as Electric City Corp.) is based in Elk Grove Village, Illinois and is traded through the OTC Bulletin Board under the symbol LMEC. We were founded in 1998 to manufacture and market the EnergySaver line of lighting controllers which reduce the energy consumed in ballasted lighting applications. In May 2005, we acquired Maximum Performance Group, Inc., a technology based provider of energy and asset management products and services. MPG markets its eMAC line of controllers for HVAC and lighting applications that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability. On June 30, 2006, we acquired Parke P.A.N.D.A. Corporation (“Parke”), an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Effective September 27, 2006, we acquired Kapadia Consulting, Inc. (“Kapadia”), an energy engineering firm that specializes in energy conservation and energy management. At the end of 2006 we discontinued the active marketing of the EnergySaver due primarily to changes in lighting technology. In January 2007 we created a new subsidiary, Lime Midwest, Inc., to offer the services in the Chicago area that that Parke offers in California. Lime Midwest operates out of our corporate facilities in Elk Grove Village, Illinois.
Results of Operations
Our revenues reflect the sale of our products and services, net of allowances for returns and other adjustments. Revenues of Lime Energy and its subsidiaries are generated from the sale of products and services, the vast majority of which are sold in the U.S.
Our cost of goods sold consists primarily of materials and labor, including the cost of our engineering staff. Also included in our cost of goods sold are freight, charges from the contract manufacturer that manufactures the eMAC line of controllers, and charges from outside contractors used to install our product in our customers’ facilities.
Sales and gross profits depend in part on the volume and mix of products sold during any given period. Generally our proprietary products have a higher gross profit margin than products and services that we purchase and resell.
A portion of our operating expense is relatively fixed, such as the cost of our facilities and certain engineering and support personnel. Accordingly, an increase in the volume of sales will generally result in an increase to our gross margins since these fixed expenses do not increase proportionately with sales.

Selling, general and administrative (“SG&A”) expenses include the following components:
•	direct labor and commission costs related to our employee sales force;

•	expenses related to our management and staff salaries and related employee benefits, including the costs of share based compensation;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses;

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.
Interest expense includes the costs and expenses associated with the mortgage on our headquarters building and various vehicle loans, all as reflected on our current and prior financial statements. Also included in interest expense for 2006 are the costs and expenses associated with working capital indebtedness and two convertible term loans, as well as amortization of the debt discount which includes the fair value of the warrants issued to Laurus Master Fund Ltd. (“Laurus”), and the value of beneficial conversion feature attributed to the convertible term loans, as well as amortization of deferred financing costs related to the credit facility with Laurus. The working capital line and convertible term loans were retired in full in June 2006.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Our total revenue for the three-month period ended March 31, 2007 increased $1,382,202 or 121% to $2,528,547 as compared to $1,146,345 for the three month period ended March 31, 2006. Revenue from our Energy Services segment, which was created through the acquisitions of Parke on June 30, 2006 and Kapadia on September 27, 2006, and the creation of Lime Midwest on January 1, 2007 was responsible for $1,704,843 of the increase. This increase was offset by lower sales in our Energy Technology segment due to our decision in late 2006 to discontinue the active marketing of our EnergySaver line of lighting controllers. We expect to see continued increases in revenue in future periods as the result of the addition of Parke, Kapadia and Lime Midwest and to recent additions to our sales force.
Cost of sales for the three-month period ended March 31, 2007 increased $1,248,078, or 137%, to $2,156,480 from $908,402 for the three-month period ended March 31, 2006. The increase in our cost of sales was related to the increase in sales associated with the addition of Parke and Kapadia. Gross profit for the first quarter of 2006 increased $134,124 to $372,067 from $237,943 in the first quarter of 2006, but the gross margin declined from 21% in 2006 to 15% in 2007 due to the mix of business realized during the period. We believe that the gross margin will increase in future periods with increases in revenue due to the fixed nature of some of our costs of sales.
SG&A for the three-month period ended March 31, 2007 increased $1,506,908, or 86% to $3,255,911 from $1,749,003 for the three-month period ended March 31, 2006. An increase in share based compensation was responsible for $603,031 or 39% of the increase in SG&A during the first quarter of 2007. The addition of Parke and Kapadia was responsible for approximately $375,000 of the increase. The first quarter 2007 SG&A also included a $268,125 penalty for failing to register the shares issued as part of the June 2006 PIPE transaction as required under the transaction documents. The shares were registered on February 14, 2007 at which time the penalty stopped accruing. The penalty was paid through the issuance of shares of our common stock in February 2007 (see note 11(b) for additional information regarding the registration penalty). Also during the first quarter of 2007, we incurred non-cash charges totaling $250,500 related to the issuance of warrants to consultants as partial consideration for their services, no such charges were incurred during the first quarter of 2006. The balance of the increase in SG&A was due to increases in our sales force. We expect our SG&A to remain relatively unchanged for the balance of 2007 from the level realized during the first quarter, except that future periods will not include registration penalties.
Other income/(expense) for the three-month period ending March 31st declined from expense of $247,208 in 2006 to income of $29,714 in 2007. Interest expense declined $251,521 to $16,398 during the three months ended March 31, 2007 from $267,919 for the three months ended March 31, 2006. We repaid our revolving line of credit and retired our two term loan in June 2006, which was the primary contributor to the decline in our interest expense. Interest income increased $25,401 to $46,112 for the first quarter of 2007 from $20,711 earned in the same period of 2006. The increase in investment income was the result of higher average invested cash balances and higher interest rates.
Dividend expense declined $615,290 to $0 for the quarter ended March 31, 2007, as compared to $615,290 for the quarter ended March 31, 2006. In June 2006, all of the Series E Convertible Preferred Stock was converted to common stock, thus there was no dividend expense during the first quarter of 2007.
Liquidity and Capital Resources
As of March 31, 2007, we had cash and cash equivalents of $2,976,176 compared to $4,663,618 on December 31, 2006. Our debt obligations as of March 31, 2007 consisted of a mortgage of $517,000 on our facility in Elk Grove Village Illinois, a demand note payable to a former shareholder of MPG of $150,000, and various vehicle loans totaling $70,616.
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
The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Three months ended March 31,	2007	2006

Net cash used in operating activities	$(1,605,806)	$(1,242,280)
Net cash used in investing activities	(56,800)	(93,290)
Net cash used in by financing activities	(24,836)	(994,805)

Net Decrease in Cash and Cash Equivalents	(1,687,442)	(2,330,375)

Cash and Cash Equivalents, at beginning of period	4,663,618	4,229,150

Cash and Cash Equivalents, at end of period	$2,976,176	$1,898,775

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net cash decreased $1,687,442 during the first three months of 2007 as compared to decreasing $2,330,375 during the same period in 2006.
Operating Activities
Cash consumed by operating activities increased $363,526, or 29%, to $1,605,806 during the first three months of 2007 as compared to consuming $1,242,280 during the same period in 2006. Cash used to fund the net loss before changes in working capital, decreased $345,576 or 24%, to $1,106,530 during the first three months of 2007 from $1,452,106 during the same period in 2006. During the first quarter of 2007 we satisfied liquidated damages for failing to register the shares issued in the June 2006 PIPE transaction through the issuance of shares of our common stock. Included in this payment were penalties accrued during 2006 totaling $345,583. After adjusting for the satisfaction of these accrued penalties, the cash used to fund the net loss before changes in working capital was $1,452,113 for the first quarter of 2007, an increase of $7 from the amount consumed during the first quarter of 2006. The higher gross profit and reduced interest expense realized during the first quarter of 2007 were offset by increases in SG&A.
Changes in working capital consumed cash of $499,276 during the first three months of 2007 as compared to generating cash of $209,825 during the first three months of 2006. Improvements in accounts receivable turnover and increases in accounts payable and customer deposits during the first quarter of 2007 were offset by an increase in inventory and a reduction in accrued expenses. During the first quarter of 2007 we purchased and paid for $200,000 in material for a job we began in March to take advantage of discounts offered by the supplier, contributing to the increase in our inventory during the period. Accounts payable increased due to the increase in business activity and accrued expenses declined primarily as a result of our satisfaction of the accrued registration penalty during the quarter through the issuance of shares of our common stock.
We believe that the cash used to fund the net loss will decline throughout the balance of 2007 with increases in sales and profitability, but that this will be partially offset by higher working capital requirements.
Investing Activities
Cash used in investing activities decreased $36,490 to $56,800 during the three-month period ending March 31, 2007, from $93,290 for the same period in 2006. Effective March 31, 2007, we sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of the company. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. Purchases of property and equipment increased $47,096 largely due to the purchase of vehicles used for transporting material to job sites and for the purchase of computers which replaced fully depreciated equipment.
Financing Activities
Financing activities consumed cash of $24,836 during the first quarter of 2007 as compared to consuming $994,805 during the first quarter of 2006. During the first quarter of 2007 we borrowed $33,228 to fund the purchase of a vehicle, made scheduled payments of $9,000 on our mortgage and $3,703 on our vehicle loans. We also incurred $45,361 in legal and accounting expense related to the registration of the shares issued as part of the June 2006 PIPE transaction. During January 2006, we were required to pay down

$871,752 on our revolving line of credit to bring it into compliance with our borrowing base. We also made scheduled principal payments of $123,053 on our convertible term loan, mortgage, vehicle loans and capitalized leases during the quarter.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of March 31, 2007, our cash balance was $2,976,176, and during the first week of April 2007 we received $2,996,632 in proceeds from the rights offering which closed on March 30, 2007.
During fiscal 2006, operating activities consumed cash of $6.3 million. We believe that changes we implemented in 2006, including the repayment of most of our outstanding debt, the discontinuation of the active marketing of the EnergySaver prospectively for 2007, the acquisitions of Parke and Kapadia and various personnel changes will lead to a reduction in our operating loss and the cash consumed in operating activities before changes in working capital.
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
During the last six fiscal years we have raised net proceeds of approximately $62 million through the issuance of shares of our common and preferred stock and notes, which has allowed us acquire companies such as MPG, Parke and Kapadia and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow, our management has set the following key strategies for cash flow improvement in 2007:
•	Focus on increasing the sales of our products and services. During 2006 we were able to increase our revenue by 120%, and we saw our gross margin increase from $1,575 to $1,780,907 (excluding the write-off of obsolete inventory). Although the increase in our gross margin was more than offset by increases in SG&A, much of this increase in SG&A was the result of non-cash charges (share based compensation and amortization of intangibles) or expenses we do not expect to recur (asset write-offs, registration penalties, legal and accounting costs). We believe that we have the infrastructure in place to support revenue of two to three times what we achieved in 2006, without the need to significantly increase our SG&A expense in 2007. If we can achieve this, we believe we will significantly reduce or eliminate the cash consumed for operating activities, before changes in working capital. We have taken several important steps toward increasing our revenue, starting with the acquisitions of Parke and Kapadia. Dan Parke, our new President and COO, is an experienced manager who has spent the last nine months focused on integrating and training our sales and marketing staff. We have increased the number of people involved in sales and marketing from 9 at the end of 2005 to 23 currently, all but five of which are new. We have also invested a great deal of time and money in training these sales people how to sell our products. We believe that some of these efforts to increase sales are beginning to have their desired affect.

•	Expand our sales through internal product development, acquisitions and/or opening new offices. We believe there are opportunities for further growth through geographic and product line expansion. We can expand geographically by opening new offices, hiring additional sales people and/or by acquiring established businesses in regions of the country we do not currently serve. We can add to our product line through internal product development, partnerships, joint ventures, licensing agreements and/or by acquiring business with products, services and/or expertise that we do not currently have. An expanded product line would allow us to offer additional energy solutions to our customers, thereby increasing the value of each customer relationship.

•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities, we may begin to experience a liquidity shortage in early 2008 which could force us to raise additional capital, scale back our growth plans, or in the worst case cease operations.
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
Cautionary Note Regarding Forward-Looking Statements
This discussion includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “expects,” “anticipates,” “believes,” “intends,” “hopes,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2007 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our history of operating losses, customers’ acceptance of our products and services, risk of increased competition, the risks associated with acquisitions, the potential need for additional financing in the future and the terms and conditions of any financing that may be consummated, the limited trading market for our securities, the possible volatility of our stock price, the concentration of ownership, and the potential fluctuation in our operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in our filings with the Securities and Exchange Commission. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure we have to market risk is the risk of changes in market interest rates. The interest rate on our mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of March 31, 2007, the prime rate was 8.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on our mortgage would increase by approximately $5,200.
ITEM 4. Controls and Procedures
a.	Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	In January and February 2007 we issued a total of 613,708 shares of our common stock in satisfaction of liquidated damages owed to the investors in our June 2006 PIPE transaction as a result of our inability to register the shares issued in the transaction on or before November 3, 2006. Of the 613,708 shares issued, 530,291 were included in the registration statement that was declared effective on February 14, 2007 and 83,417 were not registered.

No underwriters were involved in the transaction described above. All of the securities issued in this transaction were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and were acquiring such securities for investment for their own account and not for distribution.
ITEM 6.           Exhibits
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:
Dated: May 11, 2007	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: May 11, 2007	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Executive Officer (principal financial and accounting officer)