Form 10-Q
period 2007-06-30
LIME ENERGY CO.
filed 2007-08-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐          No ☑
53,747,184 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 10, 2007.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2007	December 31,
	(unaudited)	2006(1)

Assets

Current Assets
Cash and cash equivalents	$8,340,281	$4,663,618
Accounts receivable, net	3,800,146	2,825,947
Inventories	1,114,221	614,491
Advances to suppliers	106,583	132,083
Costs and estimated earnings in excess of billings on uncompleted contracts	411,795	—
Prepaid expenses and other	345,904	279,017

Total Current Assets	14,118,930	8,515,156

Net Property and Equipment	1,257,726	1,201,008

Long Term Receivables	92,336	102,904
Deferred Financing Costs, net	8,322	—
Intangibles, net	4,684,000	5,126,829
Cost in Excess of Assets Acquired	10,499,519	10,450,968

	$30,660,833	$25,396,865

LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2007	December 31,
	(unaudited)	2006(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,727,779	$1,344,725
Current maturities of long-term debt	523,350	46,699
Accrued expenses	919,694	1,251,777
Notes payable	150,000	150,000
Deferred revenue	1,209,369	967,446
Customer deposits	1,282,834	1,148,090

Total Current Liabilities	5,813,026	4,908,737

Deferred Revenue	541,416	748,980
Long-Term Debt, less current maturities, net of unamortized discount of $2,915,553 and $0 at June 30, 2007 and December 31, 2006, respectively	2,135,968	520,392
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	9,524,410	7,212,109

Stockholders’ Equity
Common stock, $.0001 par value; 200,000,000 shares authorized, 53,641,699 and 49,786,611 issued as of June 30, 2007 and December 31, 2006, respectively	5,364	4,979
Additional paid-in capital	103,331,686	95,025,912
Accumulated deficit	(82,200,627)	(76,846,135)

Total Stockholders’ Equity	21,136,423	18,184,756

	$30,660,833	$25,396,865

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended June 30	2007	2006

Revenue	$4,102,693	$1,334,818

Cost of sales	2,944,724	973,481

Gross profit	1,157,969	361,337

Selling, general and administrative	2,647,873	1,911,162
Amortization of intangibles	482,020	146,095

Operating loss	(1,971,924)	(1,695,920)

Other Expense:
Interest income	74,222	8,058
Interest expense	(145,851)	(2,971,956)

Total other expense	(71,629)	(2,963,898)

Net Loss	(2,043,553)	(4,659,818)

Plus preferred stock dividends	—	(23,732,435)

Net Loss Available to Common Shareholders	$(2,043,553)	$(28,392,253)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(6.49)

Weighted average common shares outstanding	53,428,595	4,373,236

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six months ended June 30	2007	2006

Revenue	$6,631,240	$2,481,163

Cost of sales	5,101,204	1,881,883

Gross profit	1,530,036	599,280

Selling, general and administrative	5,903,785	3,660,165
Amortization of intangibles	938,829	323,007

Operating loss	(5,312,578)	(3,383,892)

Other Expense:
Interest income	120,335	28,769
Interest expense	(162,249)	(3,239,875)

Total other expense	(41,914)	(3,211,106)

Loss from continuing operations	(5,354,492)	(6,594,998)

Loss from discontinued operations	—	(21,425)

Net Loss	(5,354,492)	(6,616,423)

Plus preferred stock dividends	—	(24,347,725)

Net Loss Available to Common Shareholders	$(5,354,492)	$(30,964,148)

Basic and diluted loss per common share from continuing operations	$(0.10)	$(7.94)

Discontinued operations	—	(0.01)

Basic and Diluted Net Loss Per Common Share	$(0.10)	$(7.95)

Weighted average common shares outstanding	51,826,534	3,894,505

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2006	49,786,611	$4,979	$95,025,912	$(76,846,135)	$18,184,756
Issuance of common stock (less issuance costs)	2,999,632	300	2,796,400	—	2,796,700
Offering costs for 2006 issuance of common stock	—	—	(45,361)	—	(45,361)
Acquisition of Texas Energy Products, Inc.	200,000	20	213,980	—	214,000
Release of escrow shares to former owners of Maximum Performance Group, Inc.	20,715	2	26,306	—	26,308
Satisfaction of liquidated damages through the issuance of common stock	613,708	61	613,647	—	613,708
Share based compensation	—	—	1,488,116	—	1,488,116
Warrants issued in connection with Subordinated Convertible Notes	—	—	1,136,537	—	1,136,537
Value of beneficial conversion feature on Subordinated Convertible Notes	—	—	1,866,537	—	1,866,537
Satisfaction of interest obligation through issuance of common stock	10,955	1	20,814	—	20,815
Warrants issued for services received	—	—	162,000	—	162,000
Exercise of warrants	10,078	1	7,594	—	7,595
Warrant repricing	—	—	19,204	—	19,204
Net loss for the six months ended June 30, 2007	—	—	—	(5,354,492)	(5,354,492)

Balance, June 30, 2007	53,641,699	$5,364	$103,331,686	$(82,200,627)	$21,136,423

See accompanying notes to condensed consolidated financial statements.

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30	2007	2006

Cash Flow from Operating Activities

Net loss	$(5,354,492)	$(6,616,423)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions and dispositions
Depreciation and amortization	1,007,629	406,532
Share based compensation	1,488,116	246,869
Warrants issued in exchange for services received	162,000	—
Provision for bad debt	3,246	—
Provision for inventory obsolescence	47,781	—
Liquidated damages satisfied through issuance of common stock	613,708	185,260
Amortization of deferred financing costs	250	299,964
Amortization of original issue discount	87,521	898,409
Accrued interest satisfied through the issuance of common stock	20,815	—
Warrant repricing	19,204	—
Termination of post repayment interest and interest converted to common stock	—	274,747
Beneficial value of revolver adjustment in conversion price	—	950,865
Loss on disposal of fixed assets	—	93,861
Changes in assets and liabilities, net of acquisitions and dispositions
Accounts receivable	(888,467)	(23,869)
Inventories	(479,877)	164,418
Advances to suppliers	25,500	115,758
Other current assets	(473,882)	(30,197)
Accounts payable	281,698	178,822)
Accrued expenses	(351,324)	(2,513)
Deferred revenue	(1,425)	201,499
Other current liabilities	134,744	(100,346)

Net cash used in operating activities	(3,657,255)	(2,756,344)

Cash Flows Used In Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(305,706)	(2,849,762)
Sale of discontinued operations	—	(83,586)
Purchase of property and equipment	(118,518)	(12,544)

Net cash used in investing activities	(424,224)	(2,945,892)

Cash Flows Provided by Financing Activities
(Payments) borrowings on lines of credit	—	(1,456,545)
Proceeds from long-term debt	5,033,228	—
Payment on long-term debt	(25,448)	(5,325,861)
Cash paid for deferred financing costs	(8,572)	—
Proceeds from issuance of common stock	2,999,632	17,875,000
Issuance costs related to stock issuances	(248,293)	(90,079)
Proceeds from exercise of warrants	7,595	—

Net cash provided by financing activities	7,758,142	11,002,515

Net Increase in Cash and Cash Equivalents	3,676,663	5,300,279

Cash and Cash Equivalents, at beginning of period	4,663,618	4,229,150

Cash and Cash Equivalents, at end of period	$8,340,281	$9,529,429

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest – continuing operations	$12,219	$370,927
Cash paid during the periods for interest – discontinued operations	—	42
Value of warrants issued in exchange for services received	$162,000	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:
On June 6, 2007, effective retroactive to May 31, 2007, the Company purchased the assets and assumed certain liabilities of Texas Energy Products for $305,706 in cash (net of cash acquired of $17,899 and including transaction costs of $10,818), and 200,000 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$17,899
Accounts receivable	78,410
Inventory	67,634
Other current assets	4,800
Property and equipment	7,000
Identifiable intangible assets	496,000
Cost in excess of assets acquired	22,243

Total assets acquired	693,986

Accounts payable	(101,356)
Accrued expenses	(19,241)
Other current liabilities	(35,784)

Total liabilities assumed	(156,381)

Net assets acquired	537,605

Less valuation of shares issued for acquisition	(214,000)
Acquisition costs	(10,818)

Total cash paid	$312,787
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
The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Stock-based Compensation
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $1,488,116 and $246,869 of share based compensation expense related to stock options during the six month period ended June 30, 2007 and 2006, respectively, and $707,351 and $102,259 during the three month period ended June 30, 2007 and 2006, respectively.
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Weighted average fair value per option granted	$0.75	$0.77	$0.73	$1.02

Significant assumptions (weighted average):
Risk-free rate	4.90%	5.06%	5.01%	5.03%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	88.2%	92.1%	89.0%	91.3%
Expected life (years)	5.8	5.7	5.5	5.6

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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Option activity under the Company’s stock option plans as of June 30, 2007 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at March 31, 2007	11,022,466	$0.90-$194.85	$4.01

Granted	335,000	$0.90-$1.80	$1.10
Forfeited	(61,833)	$0.90-$35.40	$5.02

Outstanding at June 30, 2007	11,295,633	$0.90-$194.85	$3.92

Options exercisable at June 30, 2007	5,002,679	$0.90-$194.85	$7.56

Option activity under the Company’s stock option plans as of June 30, 2007 and changes during the six months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2006	10,707,132	$0.96-$194.85	$4.13

Granted	685,000	$0.90-$1.80	$1.02
Forfeited	(96,499)	$1.02-$30.75	$6.33

Outstanding at June 30, 2007	11,295,633	$0.90-$194.85	$3.92

Options exercisable at June 30, 2007	5,002,679	$0.90-$194.85	$7.56

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	June 30, 2007	Life	Price	June 30, 2007	Price

$0.90 - $1.00	3,865,000	9.1 years	$0.96	319,000	$0.96
$1.01 - $1.10	6,507,500	9.1 years	1.02	3,912,209	1.02
$1.11 - $10.00	235,000	9.4 years	4.67	100,000	9.30
$10.01 - $194.85	688,133	2.9 years	47.70	671,470	48.51

	11,295,633	8.7 years	$3.92	5,002,679	$7.56

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2007 of $1.90 per share and the exercise price, multiplied by the number of vested in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007 was $3,733,605. This amount will change based on changes in the fair market value of the Company’s common stock and as additional options vest in the future.
As of June 30, 2007, $2,378,952 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.11 years.
Note 3 – Acquisition of Texas Energy Products
On June 6, 2007, effective retroactive to May 31, 2007, the Company entered into an Asset Purchase Agreement with George Bradley Boyett dba Texas Energy Products. Pursuant to the agreement, Texas Energy Products, Inc., a newly formed wholly owned subsidiary of the Lime Energy, acquired all of the business assets and assumed certain liabilities held by Mr. Boyett for $300,000 in cash and 200,000 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $1.07 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.
Texas Energy Products is an energy services company that specializes in energy efficient lighting upgrades, window film and energy efficient roofing. Texas Energy Products has four employees and is headquartered in Austin, Texas.
The results of Texas Energy Products have been included in the consolidated statement of operations since June 1, 2007. The pro forma operating results as if the Company had completed the acquisition as of the beginning of the periods presented are not significant to the Company’s financial statements and are not presented.
The assets acquired and liabilities assumed in the acquisition are based on a preliminary allocation as follows:

Cash	$17,899
Accounts receivable	78,410
Inventory	67,634
Other current assets	4,800
Property and equipment	7,000
Identifiable intangible assets	496,000
Goodwill	$22,243

Accounts payable	$101,356
Accrued expenses	19,241
Other current liabilities	$35,784
Utilizing an independent third party valuation firm, the Company has assessed the fair values of assets and liabilities of Texas Energy Products and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $496,000 of the Texas Energy Products purchase price to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. This amount has been

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Sales backlog	$223,000	3 Months
Sales pipeline	273,000	6 Months

Goodwill at the date of acquisition of Texas Energy Products is based on a preliminary internal valuation study. Therefore, reported amounts may change based on finalization, which is expected to occur during the fourth quarter of 2007.
Note 4 – Recent Accounting Pronouncements
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
The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2006, the Company had US federal net operating loss carryforwards available to offset future taxable income of approximately $64 million, which expire in the years 2018 through 2026. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of US net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of its net operating loss carryforwards will likely be significantly limited under certain circumstances.
The Company’s policy is to recognize interest and penalties related to income tax matters in interest and income tax expense respectively. There were no interest and penalties related to income taxes recorded at January 1, 2007, the date of adoption of FIN 48.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its condensed consolidated financial statements.
Note 5 — Cost in Excess of Assets Acquired
Changes in goodwill during 2007 are as follows:

	Energy	Energy
	Technology	Services	Total

Balance at December 31, 2006	$4,155,661	$6,295,307	$10,450,968

Release of escrow shares	26,308	—	26,308

Acquisition of Texas Energy Products	—	22,243	22,243

Balance at June 30, 2007	$4,181,969	$6,317,550	$10,499,519

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.
Note 6 – Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or six months ended June 30, 2007 and 2006 because the effect would be antidilutive.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to doing would be antidilutive:

	Three Months Ended		Six months Ended
	June 30		June 30
	2007	2006	2007	2006

Weighted average shares issuable upon exercise of outstanding options	11,148,255	867,618	11,078,283	853,003

Weighted average shares issuable upon exercise of outstanding warrants	1,997,618	1,073,869	1,705,160	1,075,968

Weighted average shares issuable upon conversion of preferred stock (1)	—	1,516,671	—	1,533,889

Weighted average shares issuable upon conversion of convertible debt	1,662,088	338,860	835,635	356,740

Total	14,807,961	3,797,018	13,619,078	3,819,600

(1)	All of the outstanding shares of convertible preferred stock were converted to common stock on June 29, 2006.
As discussed in Note 5 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, in connection with the acquisition of MPG, 166,148 shares of common stock were deposited in escrow for the benefit of the selling shareholders to be released over the two year period following the April 30, 2005 purchase of MPG if MPG achieved certain revenue targets during the period. In May 2007 the Company determined that 19,729 shares were owed to the former MPG stockholders and issued them accordingly. The remaining 146,419 shares were returned to the Company and canceled. While these shares were being held in escrow they were not included in the calculation of the weighted average common shares outstanding since their release was uncertain.
Note 7 — Warranty Obligations
The Company warrants to the purchasers of the products that it produces that the products will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty for up to ten years. The Company records the estimated cost that may be incurred under its warranties at the time revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated warranty

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
liability is adequate and that the judgment applied is appropriate, the estimated liability for warranties could differ materially from actual future warranty costs. Changes in the Company’s warranty liability are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Balance, beginning of period	$199,075	$188,254	$196,783	$208,300

Warranties issued	9,674	15,750	21,823	29,250

Settlements	—	(11,423)	(9,857)	(44,969)

Balance, as of June 30	$208,749	$192,581	$208,749	$192,581

Note 8 — Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2007	2006

Raw materials	$1,563,507	$1,010,995

Work in process	—	3,700

Finished goods	167,162	196,586

Reserve for obsolescence (1)	(616,448)	(596,790)

	$1,114,221	$614,491

(1)	Includes $553,909 reserve for obsolete EnergySaver inventory

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 9 — Dividends
Dividends are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Accrual of dividend on Series E Convertible Preferred	$—	$349,100	$—	$698,000

Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock (1)	—	23,085,467	—	23,085,467

Deemed dividend associated with change in exercise price of warrants issued to the preferred investors	—	297,868	—	564,258

Total	$—	$23,732,435	$—	$24,347,725

(1)	The holders of the Company’s Series E convertible preferred stock converted all of their shares of preferred stock into common stock on June 29, 2006.
Note 10 – Subordinated Convertible Term Note
During the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes (the “Term Notes”). The term loan matures on May 31, 2010, although it may be prepaid at anytime after May 31, 2008 at the Company’s option without penalty, and accrues interest at the rate of 10% per year. Interest is payable quarterly, 50% in cash and 50% in shares of the Company’s common stock valued at the market price of the Company’s common stock on the interest due date. The term notes are convertible at any time at the Investors’ election at $1.00 per share and will automatically convert to shares of common stock at $1.00 per share, if, at any time after May 31, 2008 the closing price of the common stock exceeds $1.50 per share for 20 days in any consecutive 30-day period. The loan is secured by all of the Company’s assets, but is subordinated to all of the Company’s current or future senior lenders, including its current mortgage lender. The loan agreement provides for acceleration upon the occurrence of typical events of default, including nonpayment, nonperformance, bankruptcy and collateral impairment.
As part of the transaction, the Company issued the Investors four-year warrants to purchase 1,442,306 shares of its common stock at $1.04 per share. These warrants were valued at $1,136,537 utilizing a modified-Black Scholes option pricing model.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The shares issued as part of the quarterly interest payments and issuable upon conversion of the term loan or exercise of the warrants will not be registered for resale, though the Company has given the Investors the right to demand the Company use its best efforts to file as soon as practicable a registration statement to register a minimum of 1 million issued shares.
In recording the transaction, the Company allocated the value of the proceeds to the Term Notes and warrants based on their relative fair values. In doing so, it determined that the Term Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Notes (determined on the Term Note issuance date) exceeded the value allocated to the Term Notes of $3,863,563. The Term Notes are convertible into 5 million shares of common stock, which at the market price of $1.15 per share on the Term Note issuance date was worth $5,730,000. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Notes of $1,866,537 is considered to be the value of the beneficial conversion feature. This calculation is summarized as follows:

Value Allocated to Term Notes:
Proceeds from issuance	$5,000,000
Less value allocated to warrants	(1,136,537)

Value allocated to Term Notes	$3,863,463

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the Term Notes	5,000,000
Closing market value of stock on term note issuance date	$1.15

Market value of shares issuable upon conversion	5,730,000

Beneficial Conversion Value:
Market value of shares issuable upon conversion	$5,730,000
Less value allocated to Term Notes	(3,863,463)

Value of beneficial conversion feature	$1,866,537

The value of the beneficial conversion feature has been recorded as a discount to the Term Notes and is being amortized over the term of the Term Notes using the effective interest method. Amortization of the discount of $87,521 was included in interest expense during the three month period ended June 30, 2007.
In addition, the Company incurred expenses of $8,572 relative to the Term Note offering. These expenses have been capitalized and are also being amortized over the term of the Term Notes using the effective interest method. Amortization of the deferred issuance costs of $250 was included in interest expense during the three month period ended June 30, 2007.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 11 – Business Segment Information
The Company is organized and manages its business in two distinct segments: the Energy Technology segment and the Energy Services segment. In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers and the EnergySaver line of lighting controllers (which the Company ceased actively marketing in late 2006). Operations of Lime Energy Co. (formerly known as Electric City Corp.) and Maximum Performance Group, Inc. are included in this segment. Lime Energy is headquartered and its operations are located in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in San Diego, California and has a sales office in New York City.
The Energy Services segment includes the operations of Parke Industries, LLC, Kapadia Energy Services, Inc., Lime Midwest, Inc. and Texas Energy Products, Inc. Parke, which the Company acquired effective June 30, 2006, and Texas Energy Products, Inc., which was acquired effective May 31, 2007, designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. Lime Midwest is a subsidiary that was created in January 2007 and is based in Elk Grove Village, Illinois. Kapadia, which the Company acquired effective September 27, 2006, provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Kapadia also designs, engineers and manages the installation of energy efficient lighting upgrades for commercial and industrial users, but unlike Parke, contracts the installation to third party electrical contractors. Parke is headquartered in Glendora, California and has offices in Danville and Carmel, California and Salt Lake City, Utah. Kapadia is headquartered in Peekskill, New York and has an office in Ventura, California. Texas Energy is located in Austin, Texas.
In June 2007, the Company created a new subsidiary, Lime Finance Inc. to provide liquidity for extended receivables created by Lime’s other subsidiaries. As of June 30, 2007 there were no assets held by Lime Finance and it had no operating activity.
Prior to March 31, 2006, the Company also operated a Building Control and Automation segment, which was comprised of its Great Lakes Controlled Energy subsidiary. This segment provided integration of building and environmental control systems for commercial and industrial customers. The Company sold Great Lakes effective March 31, 2006, and its results are included in discontinued operations for the six-month period ended June 30, 2006.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following is the Company’s business segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues:
Energy Technology	$1,019,304	$1,334,818	$1,865,804	$2,481,163
Energy Services	3,083,389	—	4,788,232	—
Intercompany sales	—	—	(22,796)	—

Total	4,102,693	1,334,818	6,631,240	2,481,163

Operating Loss:
Energy Technology	(578,993)	(889,603)	(1,394,932)	(1,882,344)
Energy Services	(226,494)	—	(933,471)	—
Corporate overhead	(1,166,437)	(806,317)	(2,984,175)	(1,501,548)

Total	(1,971,924)	(1,695,920)	(5,312,578)	(3,383,892)

Interest Expense, net	(71,629)	(2,963,898)	(41,914)	(3,211,106)

Net Loss From Continuing Operations	$(2,043,553)	$(4,659,818)	$(5,354,492)	$(6,594,998)

	June 30,	December 31,
	2007	2006

Total Assets:
Energy Technology	$7,261,199	$7,409,969
Energy Services	13,916,497	12,490,617
Corporate overhead	9,483,137	5,496,279

Total	$30,660,833	$25,396,865

Note 12 – Equity Issuances
a)	During January 2007, the Company issued consultants warrants with terms of two to three years to purchase 420,000 shares of its common stock at prices of $1.00 to $1.08 per share as partial consideration for services provided the Company. These warrants were initially valued at $250,500 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.129%, expected volatility of 88.9%, expected dividend of $0 and expected life of two to three years. One of these warrants was exercisable only if certain objectives were achieved by the consultant prior to August 1, 2007. The value of theses warrants were charged to operations during the first quarter of 2007. During second quarter of 2007 the Company determined the consultant was unlikely to meet the objective necessary for the warrant to vest, therefore it reversed $88,500 of expense it had previously recorded in connection with this warrant.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
b)	A provision of the June 2006 PIPE transaction required the Company to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction. To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% of the purchase price paid by the investors per month. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006, the Company had accrued $345,583 in penalties related to its failure to register these shares. These accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007, were satisfied through the issuance of 613,708 shares of common stock in January and February 2007.

c)	On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), five non-transferable subscription rights to purchase shares of the Company’s common stock at $1.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised a total of $2,999,632 through the issuance of 2,999,632 shares of common stock to 260 of the Company’s existing stockholders. The Company received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

d)	In connection with the placement of the subordinated convertible term notes during the second quarter of 2007 (see Note 10) the Company issued four-year warrants to eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder, to purchase 1,442,306 shares of its common stock at $1.04 per share. These warrants were valued at $1,136,537 using a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%, expected volatility of 93.3%, expected dividend of $0 and expected life of four years. The value of the warrants was recorded as a discount to the subordinated convertible term notes and will be amortized over the life of the notes using the effective interest method.

e)	During the second quarter of 2007 five investors exercised their warrants to purchase 10,078 shares of the Company’s common stock at $0.90 per share.

f)	As discussed in Note 5 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, as part of the MPG acquisition, 166,148 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two year period following the April 30, 2005 purchase of MPG if it achieved certain revenue targets during the period. During May 2007 the Company issued 19,729 shares to the former MPG stockholders which it determined it owed them pursuant to the MPG merger agreement. These shares were valued at $1.27 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition. The remaining 146,419 shares that were in escrow were returned to the Company and canceled.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
g)	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005. Part of Delano’s compensation for its services was tied to the purchase price paid for MPG. Mr. David Asplund owned and operated Delano prior to joining Lime Energy as its CEO in January 2006. Since the release of the escrow shares was considered a payment of additional consideration to the former stockholders of MPG, the Company issued Mr. Asplund 986 shares of its common stock in May 2007 in satisfaction of the commission owed Delano.

h)	On June 6, 2007, retroactive to May 31, 2007, the Company acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 200,000 shares of Lime Energy common stock and cash of $312,787. Please refer to Note 3 for additional information regarding this transaction.

i)	On June 30, 2007, the Company issued 10,955 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the note. Please refer to Note 10 for additional information regarding this note.
Note 13 – Related Party Transactions
During the second quarter of 2007, the Company entered into a loan agreement with eight investors, including Richard Kiphart, its chairman and largest individual stockholder, under which the investors lent the company $5 million in the form of convertible subordinated term notes. Mr. Kiphart invested a total of $3.1 million in the notes. For additional information regarding the subordinated convertible term notes please refer to Note 10.
Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005. Part of Delano’s compensation for its services was tied to the purchase price paid for MPG. Mr. David Asplund owned and operated Delano prior to joining Lime Energy as its CEO in January 2006. In May 2007, the Company released to the former stockholders of MPG, 19,729 shares of its stock that had been held in escrow pending the achievement of certain revenue targets by MPG during the 2 year period following the acquisition of the company. Daniel Parke, the Company’s President and COO was a stockholder in MPG prior to joining the Company in June 2006. Mr. Parke received 1,701 of the shares released from escrow in May 2007. Since the release of the escrow shares was considered a payment of additional consideration to the former stockholders of MPG, the Company issued Mr. Asplund 986 shares of its common stock in May 2007 in satisfaction of the commission owed Delano.
Note 16 – Subsequent Event
On August 6, 2007, the Company, through its newly formed wholly owned subsidiary, PLI Acquisition Corp., acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for $300,000 in cash, 105,485 shares of the Company’s common stock, warrants exercisable for the purchase of up to 150,000 shares of the Company’s common stock (the vesting of such warrants to be contingent on the financial performance of PLI Acquisition from the closing through December 31, 2007), and an earnout payment contingent on the financial performance of PLI Acquisition from the closing date through December 31, 2007. Preferred Lighting is an energy services company specializing in the sale of energy efficient lighting upgrades. Preferred Lighting is located in Seattle, Washington and has four employees.

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
Overview
We are a developer and integrator of energy savings technologies and services. We currently market a line of HVAC and lighting controllers and provide energy engineering and energy efficient lighting upgrade services. Lime Energy Co. (formerly known as Electric City Corp.) is based in Elk Grove Village, Illinois and is traded through the OTC Bulletin Board under the symbol LMEC. We were founded in 1998 to manufacture and market the EnergySaver line of lighting controllers which reduce the energy consumed in ballasted lighting applications. In May 2005, we acquired Maximum Performance Group, Inc., a technology based provider of energy and asset management products and services. MPG markets its eMAC line of controllers for HVAC and lighting applications. The eMAC provides intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability. On June 30, 2006, we acquired Parke P.A.N.D.A. Corporation (“Parke”), an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Effective September 27, 2006, we acquired Kapadia Consulting, Inc. (“Kapadia”), an energy engineering firm that specializes in energy conservation and energy management. At the end of 2006 we discontinued the active marketing of the EnergySaver due primarily to changes in lighting technology. In January 2007 we created a new subsidiary, Lime Midwest, Inc., to offer the services in the Chicago area that Parke offers in California. Lime Midwest operates out of our corporate facilities in Elk Grove Village, Illinois. Effective May 31, 2007, we acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products, an energy service company that specializes in energy efficient lighting upgrade services, window film sales and installations and energy efficient roofing sales. In June 2007 we created Lime Finance, Inc., a subsidiary intended to provide liquidity to our other subsidiaries for extended receivables. As of June 30, 2007 Lime Finance had not yet begun operations.
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
Selling, general and administrative (“SG&A”) expenses include the following components:
•	direct labor and commission costs related to our employee sales force;

•	expenses related to our management and staff salaries and related employee benefits, including the costs of share based compensation;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses; and

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.
Interest expense includes the costs and expenses associated with the mortgage on our headquarters building, the subordinated convertible term notes (including amortization of the related debt discount and issuance costs) and various vehicle loans, all as reflected on our current and prior financial statements. Also included in interest expense for 2006 are the costs and expenses associated with working capital indebtedness and two convertible term loans (including amortization of the related debt discount and deferred financing costs). The working capital line and convertible term loans were retired in full in June 2006.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.
Our total revenue for the three-month period ended June 30, 2007 increased $2,767,875, or 207%, to $4,102,693 as compared to $1,334,818 for the three month period ended June 30, 2006. Revenue from our Energy Services segment, which was created through the acquisitions of Parke on June 30, 2006, Kapadia on September 27, 2006 and Texas Energy on May 31, 2007 and the creation of Lime Midwest on January 1, 2007, was responsible for $3,083,389 of the increase. This increase was offset by lower sales in our Energy Technology segment due to our decision in late 2006 to discontinue the active marketing of our EnergySaver line of lighting controllers. We believe we will experience continued increases in revenue in future periods as the result of the acquisitions we have closed during the past 12 months and recent additions to our sales force.
Cost of sales for the three-month period ended June 30, 2007 increased $1,971,243, or 203%, to $2,944,724 from $973,481 for the three-month period ended June 30, 2006. The increase in cost of sales was primarily due to the increase in sales. Gross profit for the second quarter of 2007 increased $796,632, or 220%, to $1,157,969 from $361,337 earned in the second quarter of 2006. Our gross margin on sales for the second quarter increased from 27.1% in 2006 to 28.2% in 2007. The improvement in gross profit was due to the addition of the newly created Energy Services segment and product mix changes in the Energy Technology segment. We believe that the gross profit will continue to show an upward trend in future periods if sales increase in both segments of our business as we anticipate they will.

SG&A for the three-month period ended June 30, 2007 increased $736,711, or 39%, to $2,647,873 from $1,911,162 for the three-month period ended June 30, 2006. An increase in share based compensation of $570,161 was responsible for 77% of the increase in SG&A during the second quarter of 2007, and the additions of Parke, Kapadia and Texas Energy caused SG&A to increase an additional $709,000. These increases in SG&A were partially offset by reductions in SG&A related to the termination of our EnergySaver business. We expect our quarterly SG&A for the balance of 2007 to remain relatively unchanged from the level realized during the second quarter, except for increases related to recently completed acquisitions.
Amortization of intangibles increased $335,925, or 230%, to $482,020 during the quarter ended June 30, 2007 from $146,095 for the same quarter in 2006. The increase in amortization of intangibles, which is a non-cash expense, is related to the acquisitions of Parke in June 2006, Kapadia in September 2006 and Texas Energy in May 2007. Amortization expense for intangible assets is expected to increase for the third quarter of 2007 due to the recent acquisition of Texas Energy and Preferred Lighting, but should decline during the fourth quarter of 2007 due to the fact that the Texas Energy intangible assets have a relatively short estimated useful life.
Other expenses for the three-month period ending June 30, 2007 declined $2,892,269 to $71,629 in 2007 from $2,963,956 in 2007. Interest expense declined $2,826,105 to $145,851 during the three months ended June 30, 2007 from $2,971,956 for the same period in 2006. The components of interest expense for the three month periods ended June 30, 2007 and 2006 are as follows:

Three months ended June 30	2007	2006

Contractual interest	$58,080	$164,181
Amortization of deferred issuance costs and debt discount	87,771	1,074,614
Value of adjustment in conversion price	—	950,865
Prepayment penalties	—	516,071
Termination of post-repayment interest Obligation	—	266,225

Total Interest Expense	$145,851	$2,971,956

The repayment of our revolving line of credit and two term loans in June 2006 was the primary contributor to the decline in our interest expense between the three-month periods ended June 30, 2007 and 2006. The reduction in interest expense resulting from the repayment of these loans was partially offset by increased interest and amortization associated with the new $5 million subordinated convertible term notes which we issued in June 2007 (as more fully described in Note 10 to our consolidated financial statements). The interest on these new subordinated convertible term notes is payable 50% in cash and 50% in shares of our common stock valued at the closing price of the stock on the interest due date.
During June 2006 we prepaid two convertible term loans. Upon the prepayment of these loans we were required to pay a prepayment penalty of $516,071 and to recognize as interest expense the remaining unamortized balance of the capitalized issuance costs and the debt discount which totaled $978,525. During June 2006 we also incurred a charge of $266,225 related to the termination of our obligation to pay the term loan lender a portion of certain cash flows over a five year period. Upon the closing of a PIPE Transaction in June 2006 and the repayment of the term loans, the holder of the revolving note elected to convert the outstanding balance on the note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to

$1.00 per share, which is the price at which we issued shares as part of the June 2006 PIPE transaction. The lender would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
Interest income increased $66,164 to $74,222 for the second quarter of 2007 from $8,058 for the same period of 2006. The increase in interest income was the result of higher average invested cash balances and higher interest rates.
Dividend expense was $0 for the quarter ended June 30, 2007, as compared to $23,732,435 for the quarter ended June 30, 2006. In June 2006, all of the Series E Convertible Preferred Stock was converted to common stock, thus eliminating all future dividends.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
Total revenue for the six-month period ended June 30, 2007 increased $4,150,077, or 167%, to $6,631,240 as compared to $2,481,163 for the six-month period ended June 30, 2006. Revenue from the Energy Services segment, which was created on June 30, 2006 with the acquisition of Parke, generated $4,788,232 or 72% of our revenue during the first six months of 2007. This increase in revenue was partially offset by lower sales in our Energy Technology segment due to our decision to discontinue the active marketing of the EnergySaver product line in late 2006.
Cost of sales for the six-month period ended June 30, 2007 increased $3,219,321, or 171%, to $5,101,204 from $1,881,883 for the same period in 2006. The increase in cost of sales was directly related to the increase in sales. The gross profit earned during the first six months of 2007 increased $930,756, or 155%, to $1,530,036 from $599,280 in the first six months of 2006, while our gross profit margin declined from 24.2% to 23.1%. The decline in our gross margin was due primarily to a $66,640 increase in share based compensation during the first six months of 2007 and differences in the mix of business realized during the periods.
SG&A for the six-month period ended June 30, 2007 increased $2,243,620, or 61%, to $5,903,785 from $3,660,165 for the same period during 2006. Increases in share based compensation were responsible for $1,185,509 or 53% of the increase in SG&A during 2007, while the acquisition of Parke, Kapadia and Texas Energy added an additional $1,410,000 to SG&A expense for the period. SG&A for 2007 also included $162,000 in non-cash charges related to warrants issued to consultants as partial consideration for their services and a $268,125 penalty for failing to register the shares issued as part of the June 2006 PIPE transaction as required under the transaction documents. The shares were registered on February 14, 2007 at which time the penalty stopped accruing. The penalty was paid through the issuance of shares of our common stock in February 2007 (see Note 12(b) to our condensed consolidated financial statements for additional information regarding the registration penalty). These increases in SG&A were partially offset by reductions in SG&A as a result of our decision to cease the active marketing of our EnergySaver product line in late 2006. SG&A for the first six months of 2006 included registration penalties of $185,260 related to our inability to register shares for the former lender under two convertible term loans. This penalty stopped accruing in June 2006 when the related loans were repaid. The penalties were satisfied through the issuance of common stock in June 2006.

Amortization of intangible assets increased $615,822, or 191%, to $938,829 during the first half of 2007 as compared to $323,007 for the first half of 2006. The increase in the expense was the result of the acquisitions of Parke in June 2006, Kapadia in September 2006 and Texas Energy in May 2007. Amortization expense related to intangible assets is expected to be relatively unchanged from the first half of 2007, but should begin to decline in 2008.
Other expense declined $3,169,192, to $41,914 from $3,211,106 for the six-month period ended June 30, 2007 and 2006, respectively. Interest expense decreased $3,077,626 to $162,249 during the first six months of 2007 from $3,239,875 during the first six months of 2006. The components of interest expense for the six month periods ended June 30, 2007 and 2006 are as follows:

Six months ended	2007	2006

Contractual interest	$74,478	$330,744
Amortization of deferred issuance costs and debt discount	87,771	1,175,970
Value of adjustment in conversion price	—	950,865
Prepayment penalties	—	516,071
Termination of post re-payment interest obligation	—	266,225

Total Interest Expense	$162,249	$3,239,875

Contractual interest expense (the interest on outstanding loan balances) declined $256,266 to $74,478 during the first six months of 2007 from $330,744 during the same period in 2006. In June 2006 we repaid two convertible terms loans and our convertible revolving note was converted to common stock, which contributed to the decline in contractual interest expense. This was partially offset by new $5 million subordinated convertible term notes which we issued in June 2007 (see Note 10 to our condensed consolidated financial statements). The interest payable on these new subordinated convertible term notes are payable 50% in cash and 50% in shares of our common stock.
Upon the repayment of the convertible term loans in June 2006, we were required to pay a prepayment penalty of $516,071 and to recognize as interest expense the remaining unamortized balance of the capitalized issuance costs and the debt discount totaling $978,525. During June 2006 we also incurred a charge of $266,225 related to the termination of our obligation to pay the term loan lender a portion of certain cash flows for a five year period. Upon the closing of a PIPE transaction in June 2006 and the repayment of the term loans, the holder of the revolving note elected to convert the outstanding balance on the note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share, which is the price at which we issued shares as part of the June 2006 PIPE transaction. The lender would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
Dividend expense was $0 for the six-month period ended June 30, 2007, as compared to $24,347,725 for the same period in 2006. All of the Series E Convertible Preferred Stock converted to common stock in June 2006.

Liquidity and Capital Resources
As of June 30, 2007 we had cash and cash equivalents of $8,340,281 compared to $4,663,618 on December 31, 2006. Our debt obligations as of June 30, 2007 consisted of a mortgage of $508,000 on our facility in Elk Grove Village Illinois, subordinated convertible term notes of $5 million, vehicle loans of $66,871 and a demand note payable to a stockholder of $150,000.
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
The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Six months ended June 30	2007	2006

Net cash used in operating activities	$(3,657,255)	$(2,756,344)
Net cash used in investing activities	(424,224)	(2,945,892)
Net cash provided by financing activities	7,758,142	11,002,515

Net increase in cash and cash equivalents	3,676,663	5,300,279

Cash and cash equivalents, at beginning of period	4,663,618	4,229,150

Cash and cash equivalents, at end of period	$8,340,281	$9,529,429

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
Net cash increased $3,676,663 during the first six months of 2007 as compared to an increase of $5,300,279 during the same period in 2006.
Operating Activities
Cash consumed by operating activities increased $900,911, or 33%, to $3,657,255 during the first six months of 2007 as compared to $2,756,344 during the same period in 2006. Cash used to fund the net loss before changes in working capital decreased $1,341,278, or 41%, to $1,904,233 during the first six months of 2007 from $3,245,501 during the first six months of 2006. This decline was primarily due to the improvement in the gross profit earned on sales. We anticipate continued reductions in the cash used to fund the net loss before changes in working capital as sales and profitability improve in future periods.
Changes in working capital (adjusted for business acquisitions and disposals) consumed cash of $1,753,032 during the first six months of 2007 as compared to generating cash of $489,157 during the first six months of 2006. The increase in working capital during the six month period ended June 30, 2007 was the result of increased business activity during the period. We expect our working capital requirements to continue to grow in future periods if the business continues to expand as we hope it will.

Investing Activities
Cash used in investing activities declined $2,521,668 to $424,224 during the six-month period ended June 30, 2007, from $2,945,892 for the same period in 2006. During the second quarter of 2007 we acquired the assets and assumed certain liabilities of Texas Energy Products. The cost of the acquisition, including transaction costs, net of cash acquired was $305,706. In June 2006 we acquired Parke P.A.N.D.A. Corporation for $2,849,762, which includes the cash consideration and transaction costs, net of the cash acquired. Fixed asset purchases increased $105,974 to $118,518 during the first six months of 2007 from $12,544 during the same period of 2006. The increase was primarily related to purchases of additional delivery vans and acquisition of a new accounting system and related hardware.
Financing Activities
Financing activities generated cash of $7,758,142 during the first six months of 2007 as compared to generating $11,002,515 during the first six months of 2006. In April 2007 we received the proceeds from a stockholder rights offering which raised $2,999,632 and incurred issuance costs of $248,293. During May and June of 2007 we raised $5,000,000 through the issuance of subordinated convertible term notes to a group of eight investors, incurring issuance costs of $8,572 in the process. We also borrowed $33,228 during the first half of 2007 to fund the purchase of a new delivery van, made scheduled payments of $25,448 on our mortgage and vehicle loans and received $7,595 from the exercise of warrants.
In June 2006 we raised $17,875,000 in gross proceeds through the sale of our common stock, while incurring $90,079 in costs related to the issuance. We used $5,038,030 million of the proceeds to pre-pay the principal on two convertible term loans and the holder of our convertible revolving note converted $943,455 outstanding on the note to common stock. Also during 2006 we used $1,056,545 to pay down our revolver, $287,831 for scheduled principal payments and $400,000 to pay off the balance on Parke’s revolver, which we assumed as part of the Parke acquisition.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of June 30, 2007 our cash balance was $8,340,281.
During fiscal 2006, operating activities consumed cash of $6.3 million. We believe that changes we implemented in 2006 and the first half of 2007, including the reduction in our outstanding debt, the discontinuation of the active marketing of the EnergySaver, the acquisitions of Parke, Kapadia, Texas Energy and Preferred Lighting and various personnel changes will lead to a reduction in our operating loss and the cash consumed in operating activities before changes in working capital.
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

During the last six fiscal years we have raised net proceeds of approximately $67 million through the issuance of shares of our common and preferred stock and notes, which has allowed us acquire companies and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow, we have set the following key strategies for cash flow improvement in 2007:
•	Focus on increasing the profitable sales of our products and services. We believe that we have taken important steps toward achieving this goal during the last twelve months and are starting to see the results of these efforts. During the first half of 2007 we increased our sales by 167% when compared to the first half of 2006. At the same time our operating loss declined by approximately 60% and the cash used to fund the operating loss before change in working capital declined 41%. Our growth in revenue has come through acquisitions and the expansion of new and existing businesses. We believe that the current infrastructure can support annual sales of $25 million to $30 million without adding significant additional SG&A expense. If we can do this we believe we will significantly reduce or eliminate the cash consumed for operating activities before changes in working capital.

•	Expand our sales through internal product development, acquisitions and/or opening new offices. We believe there are opportunities for further growth through geographic and product line expansion. We can expand geographically by opening new offices, hiring additional sales people and/or by acquiring established businesses in regions of the country we do not currently serve. We can add to our product line through internal product development, partnerships, joint ventures, licensing agreements and/or by acquiring business with products, services and/or expertise that we do not currently have. An expanded product line would allow us to offer additional energy solutions to our customers, thereby increasing the value of each customer relationship.

•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations to identify more efficient ways to achieve our objectives.
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities, we may begin to experience a liquidity shortage in 2008 which could force us to raise additional capital, scale back our growth plans, or in the worst case cease operations.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure the Company has to market risk is the risk of changes in market interest rates relating to its mortgage. The interest rates on the mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of June 30, 2007, the prime rate was 8.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $5,080.
ITEM 4. Controls and Procedures
a.	Disclosure Controls and Procedures.
Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	On February 23, 2007, we commenced a rights offering to stockholders in which we distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), five non-transferable subscription rights to purchase shares of our common stock at $1.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised a total of $2,999,632 through the issuance of 2,999,632 shares of common stock to 260 of our existing stockholders. We received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007. The proceeds from the offering will be used for general purposes and to fund acquisitions.

(2)	During the second quarter of 2007 in connection with the placement of the subordinated convertible term notes (see Note 10 to our condensed consolidated financial statements) we issued four-year warrants to eight investors, including Richard Kiphart, our chairman and largest individual stockholder, to purchase 1,442,306 shares of our common stock at $1.04 per share. These warrants were valued at $1,136,537 using a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%, expected volatility of 93.3%, expected dividend of $0 and expected life of four years. The value of the warrants was recorded as a discount to the subordinated convertible term notes and will be amortized over the life of the notes using the effective interest method. If these warrants are exercised for cash, the proceeds will be used for general corporate purposes.

(3)	During the second quarter of 2007 five investors exercised their warrants to purchase 10,078 shares of our common stock at $0.90 per share. The proceeds of $7,595 will be used for general corporate purposes.

(4)	As discussed in Note 5 to our annual report on Form 10-K for the year ended December 31, 2006, as part of the acquisition of MPG 166,148 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two year period following the April 30, 2005 purchase of MPG if MPG achieved certain revenue targets during the period. During May 2007 we issued 19,729 shares to the former MPG stockholders which we determined we owed them pursuant to the MPG merger agreement. These shares were valued at $1.27 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition. The remaining 146,419 shares that were in escrow were returned to us and canceled.

(5)	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005 and part of the compensation for its services was tied to the purchase price paid for MPG. Delano was formerly owned by David Asplund. Mr. Asplund left Delano and became the CEO of Lime Energy on January 23, 2006. In connection with the release of the escrow shares to the former stockholders of MPG we issued Mr. Asplund 986 shares of our common stock in May 2007 in satisfaction of the commission owed Delano.

(6)	On June 6, 2007, we acquired, retroactive to May 31, 2007, the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 200,000 shares of our common stock and cash of $312,787. Please refer to Note 3 to our condensed consolidated financial statements for additional information regarding this transaction.

(7)	On June 30, 2007, we issued 10,955 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed on the note. Please refer to Note 10 to our condensed consolidated financial statements for additional information regarding this note.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
On June 6, 2007, we held our annual meeting of stockholders. At the annual meeting, eight nominees to our Board of Directors were elected to hold office for a one year term ending at our 2008 annual meeting of stockholders or until their respective successors were duly elected and qualified. The number of directors has been set at twelve by resolution of the Board.
As of the record date, there were 50,566,468 shares of our common stock eligible to be voted for the election of directors, of which 45,265,075 shares or 89.5% were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, Gregory T. Barnum, William R. Carey, Joesph F. Desmond, Richard P. Kiphart, Daniel W. Parke, Gerald A. Pientka and David W. Valentine, who were all of the nominees, with results for each director as follows:

Director	For	Withheld
David R. Asplund	45,134,365	130,710
Gregory T. Barnum	45,134,433	130,642
William R. Carey	44,941,338	323,737
Joseph F. Desmond	45,134,462	130,613
Richard P. Kiphart	45,130,534	134,541
Daniel W. Parke	45,134,478	130,597
Gerald A. Pientka	44,937,687	327,388
David W. Valentine	45,134,355	130,720
Shareholders also voted on a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for 2007 fiscal year. Of 45,265,075 shares represented in person or by proxy at our annual meeting, 45,252,349 shares or 99.9% were voted in favor of approval, 10,940 shares were voted against approval and 1,787 shares abstained from voting.

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

LIME ENERGY CO.:
Dated: August 13, 2007	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: August 13, 2007	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)