Form 10-Q
period 2007-09-30
LIME ENERGY CO.
filed 2007-11-14
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐      No ☑
53,873,724 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 9, 2007.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2007	December 31,
	(unaudited)	2006 (1)

Assets

Current Assets
Cash and cash equivalents	$4,632,512	$4,663,618
Accounts receivable, net	5,894,829	2,825,947
Inventories	2,347,218	614,491
Advances to suppliers	9,295	132,083
Prepaid expenses and other	541,275	279,017

Total Current Assets	13,425,129	8,515,156

Net Property and Equipment	1,474,452	1,201,008

Long Term Receivables	60,537	102,904
Deferred Financing Costs, net	7,604	—
Intangibles, net	4,392,219	5,126,829
Cost in Excess of Assets Acquired	10,592,681	10,450,968

	$29,952,622	$25,396,865

LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2007	December 31,
	(unaudited)	2006 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,180,857	$1,344,725
Current maturities of long-term debt	529,448	46,699
Accrued expenses	1,092,239	1,251,777
Notes payable	150,000	150,000
Deferred revenue	1,115,173	967,446
Customer deposits	1,332,834	1,148,090

Total Current Liabilities	6,400,551	4,908,737

Deferred Revenue	472,740	748,980
Long-Term Debt, less current maturities, net of unamortized discount of $2,663,929 and $0 at September 30, 2007 and December 31, 2006, respectively	2,455,463	520,392
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	10,362,754	7,212,109

Stockholders’ Equity
Common stock, $.0001 par value; 200,000,000 shares authorized, 53,827,770 and 49,786,611 issued as of September 30, 2007 and December 31, 2006, respectively	5,383	4,979
Additional paid-in capital	104,350,536	95,025,912
Accumulated deficit	(84,766,051)	(76,846,135)

Total Stockholders’ Equity	19,589,868	18,184,756

	$29,952,622	$25,396,865

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended September 30	2007	2006

Revenue	$5,461,090	$2,130,158

Cost of sales	4,026,655	1,592,613

Gross profit	1,434,435	537,545

Selling, general and administrative	2,965,965	3,561,427
Amortization of intangibles	713,881	413,137
Impairment loss	—	760,488

Operating loss	(2,245,411)	(4,197,507)

Other Expense:
Interest income	75,332	96,877
Interest expense	(395,346)	(16,880)

Total other (expense) income	(320,014)	79,997

Net Loss	(2,565,425)	(4,117,510)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.08)

Weighted average common shares outstanding	53,651,740	49,308,350

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine months ended September 30	2007	2006

Revenue	$12,092,330	$4,611,321

Cost of sales	9,127,859	3,474,496

Gross profit	2,964,471	1,136,825

Selling, general and administrative	8,869,749	7,221,592
Amortization of intangibles	1,652,710	736,144
Impairment loss	—	760,488

Operating loss	(7,557,988)	(7,581,399)

Other Expense:
Interest income	195,667	125,646
Interest expense	(557,595)	(3,256,755)

Total other expense	(361,928)	(3,131,109)

Loss from continuing operations	(7,919,916)	(10,712,508)

Loss from discontinued operations	—	(21,425)

Net Loss	(7,919,916)	(10,733,933)

Plus preferred stock dividends	—	(24,347,725)

Net Loss Available to Common Shareholders	$(7,919,916)	$(35,081,658)

Basic and diluted loss per common share from continuing operations	$(0.15)	$(1.83)

Discontinued operations	—	(0.00)

Basic and Diluted Net Loss Per Common Share	$(0.15)	$(1.83)

Weighted average common shares outstanding	52,441,622	19,198,805

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2006	49,786,611	$4,979	$95,025,912	$(76,846,135)	$18,184,756
Issuance of common stock (less issuance costs of $202,932)	2,999,632	300	2,796,400	—	2,796,700
Offering costs for 2006 issuance of common stock	—	—	(45,361)	—	(45,361)
Acquisition of Texas Energy Products, Inc.	200,000	20	213,980	—	214,000
Acquisition of Preferred Lighting, Inc.	105,485	11	200,411	—	200,422
Release of escrow shares to former owners of Maximum Performance Group, Inc.	20,715	2	26,306	—	26,308
Satisfaction of liquidated damages through the issuance of common stock	613,708	61	613,647	—	613,708
Share based compensation	—	—	2,211,421	—	2,211,421
Warrants issued in connection with Subordinated Convertible Notes	—	—	1,136,537	—	1,136,537
Value of beneficial conversion feature on Subordinated Convertible Notes	—	—	1,866,537	—	1,866,537
Satisfaction of interest obligation through issuance of common stock	49,613	5	83,822	—	83,827
Warrants issued for services received	—	—	162,000	—	162,000
Exercise of options	41,928	4	32,126	—	32,130
Exercise of warrants	10,078	1	7,594	—	7,595
Warrant repricing	—	—	19,204	—	19,204
Net loss for the nine months ended September 30, 2007	—	—	—	(7,919,916)	(7,919,916)

Balance, September 30, 2007	53,827,770	$5,383	$104,350,536	$(84,766,051)	$19,589,868

See accompanying notes to condensed consolidated financial statements.

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30	2007	2006

Cash Flow from Operating Activities

Net loss	$(7,919,916)	$(10,733,933)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions and dispositions
Depreciation and amortization	1,771,012	866,896
Share based compensation	2,211,421	2,053,540
Warrants issued in exchange for services received	162,000	25,200
Provision for bad debt	121,216	—
Liquidated damages satisfied through issuance of common stock	613,708	185,260
Amortization of deferred financing costs	968	299,964
Amortization of original issue discount	339,145	898,409
Accrued interest satisfied through the issuance of common stock	83,827	—
Warrant repricing	19,204	—
Termination of post repayment interest and interest converted to common stock	—	274,747
Beneficial value of revolver adjustment in conversion price	—	950,865
Loss on disposal of fixed assets	—	93,563
Impairment loss	—	760,488
Changes in assets and liabilities, net of acquisitions and dispositions
Accounts receivable	(3,044,830)	278,241
Inventories	(1,611,594)	285,746
Advances to suppliers	122,788	177,272
Other current assets	(242,756)	(96,103)
Accounts payable	734,754	95,204
Accrued expenses	(198,943)	(520,334)
Deferred revenue	(164,297)	54,469
Other current liabilities	76,684	(284,687)

Net cash used in operating activities	(6,925,609)	(4,335,193)

Cash Flows Used In Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(593,586)	(3,930,120)
Sale of discontinued operations	—	(83,586)
Purchase of property and equipment	(376,152)	(29,565)

Net cash used in investing activities	(969,738)	(4,043,271)

Cash Flows Provided by Financing Activities
Payments on lines of credit	—	(1,456,545)
Proceeds from long-term debt	5,121,207	—
Payment on long-term debt	(39,458)	(5,342,105)
Cash paid for deferred financing costs	(8,572)	—
Proceeds from issuance of common stock	2,999,632	17,875,000
Issuance costs related to stock issuances	(248,293)	(101,162)
Proceeds from exercise of options and warrants	39,725	—

Net cash provided by financing activities	7,864,241	10,975,188

Net (Decrease) Increase in Cash and Cash Equivalents	(31,106)	2,596,724

Cash and Cash Equivalents, at beginning of period	4,663,618	4,229,150

Cash and Cash Equivalents, at end of period	$4,632,512	$6,825,874

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest – continuing operations	$58,660	$395,875
Cash paid during the periods for interest – discontinued operations	—	42
Value of warrants issued in exchange for services received	$162,000	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:
On August 6, 2007, effective retroactive to July 31, 2007, the Company purchased the assets and assumed certain liabilities of Preferred Lighting, Inc. for $281,343 in cash (net of cash acquired of $31,127 and including transaction costs of $12,470), and 105,485 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$31,127
Accounts receivable	24,491
Inventory	53,499
Other current assets	14,702
Property and equipment	8,593
Identifiable intangible assets	422,100
Cost in excess of assets acquired	86,625

Total assets acquired	641,137

Accounts payable	(22)
Accrued expenses	(20,164)
Other current liabilities	(108,059)

Total liabilities assumed	(128,245)

Net assets acquired	512,892

Less valuation of shares issued for acquisition	(200,422)
Acquisition costs	(12,470)

Total cash paid	$300,000

On June 6, 2007, effective retroactive to May 31, 2007, the Company purchased the assets and assumed certain liabilities of Texas Energy Products for $312,243 in cash (net of cash acquired of $17,899 and including transaction costs of $10,818), and 200,000 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$17,899
Accounts receivable	78,410
Inventory	67,634
Other current assets	4,800
Property and equipment	7,000
Identifiable intangible assets	496,000
Cost in excess of assets acquired	28,780

Total assets acquired	700,523

Accounts payable	(101,356)
Accrued expenses	(19,241)
Other current liabilities	(35,784)

Total liabilities assumed	(156,381)

Net assets acquired	544,142

Less valuation of shares issued for acquisition	(214,000)
Acquisition costs	(10,818)

Total cash paid	$319,324

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
The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Stock-based Compensation
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $2,211,421 and $2,053,540 of share based compensation expense related to stock options during the nine-month period ended September 30, 2007 and 2006, respectively, and $723,305 and $1,806,671 during the three month period ended September 30, 2007 and 2006, respectively.
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Weighted average fair value per option granted	$1.25	$0.77	$0.90	$1.02

Significant assumptions (weighted average):
Risk-free rate	4.44%	5.06%	4.84%	5.03%
Dividend yield	0.0%	0.00%	0.0%	0.00%
Expected volatility	88.2%	92.1%	88.3%	91.3%
Expected life (years)	5.8	5.7	5.6	5.6

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
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
Option activity under the Company’s stock option plans as of September 30, 2007 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at June 30, 2007	11,315,633	$0.90-$194.85	$4.00

Granted	145,000	$1.60-$1.90	$1.68
Exercised	(56,500)	$1.02-$1.02	$1.02
Forfeited	(20,000)	$1.02-$1.02	$1.02

Outstanding at September 30, 2007	11,384,133	$0.90-$194.85	$3.91

Options exercisable at September 30, 2007	5,086,179	$0.90-$194.85	$7.45

Option activity under the Company’s stock option plans as of September 30, 2007 and changes during the nine months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2006	10,707,132	$0.96-$194.85	$4.13

Granted	850,000	$0.90-$1.90	$1.21
Exercised	(56,500)	$1.02-$1.02	$1.02
Forfeited	(116,499)	$0.90-$35.40	$5.42

Outstanding at September 30, 2007	11,384,133	$0.90-$194.85	$3.91

Options exercisable at September 30, 2007	5,086,179	$0.90-$194.85	$7.45

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Price	2007	Life	Price	2007	Price

$0.90 - $1.00	3,865,000	8.8 years	$0.96	419,000	$0.96
$1.01 - $1.25	6,571,000	8.8 years	1.02	3,895,709	1.02
$1.26 - $1.50	—	—	—	—	—
$1.51 - $1.75	135,000	9.9 years	1.59	—	—
$1.76 - $2.00	25,000	9.8 years	1.84	—	—
$2.01 - $10.00	100,000	8.3 years	9.30	100,000	9.30
$10.01 - $194.85	688,133	2.7 years	47.70	671,470	48.51

	11,384,133	8.5 years	$3.91	5,086,179	$7.45

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2007 of $1.63 per share and the exercise price, multiplied by the number of vested in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007 was $2,642,314. This amount will change based on changes in the fair market value of the Company’s common stock and as additional options vest in the future.
As of September 30, 2007, $1,803,632 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.01 years. The Company issued options to purchase approximately 4 million shares of its common stock to 65 of its employees in October 2007. One third of these options will vest on each of December 31, 2008, 2009 and 2010. The compensation cost associated with these new stock options to be recognized in future periods is approximately $4.2 million.
Note 3 – Acquisitions of Texas Energy Products and Preferred Lighting, Inc.
On June 6, 2007, effective retroactive to May 31, 2007, the Company entered into an Asset Purchase Agreement with George Bradley Boyett dba Texas Energy Products. Pursuant to the agreement, Texas Energy Products, Inc., a newly formed wholly owned subsidiary of the Lime Energy, acquired all of the business assets and assumed certain liabilities held by Mr. Boyett for $319,324 in cash and 200,000 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $1.07 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.
On August 6, 2007, effective retroactive to July 31, 2007, the Company entered into an Asset Purchase Agreement with Preferred Lighting, Inc. pursuant to which a newly formed wholly owned subsidiary of Lime Energy, acquired all of the business assets and assumed certain liabilities held by Preferred Lighting, Inc. for $300,000 in cash and 105,485 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $1.90 per share, the average closing price of the stock for the

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
20 trading days immediately prior to the closing. The acquisition was also recorded using the purchase method of accounting.
The assets acquired and liabilities assumed in the acquisitions, based on a preliminary allocation are as follows:

	Texas	Preferred
	Energy	Lighting

Cash	$17,899	$31,127
Accounts receivable	78,410	24,491
Inventory	67,634	53,499
Other current assets	4,800	14,702
Property and equipment	7,000	8,593
Identifiable intangible assets	496,000	422,100
Goodwill	$28,780	$86,625

Accounts payable	$101,356	$22
Accrued expenses	19,241	20,164
Other current liabilities	$35,784	$108,060
The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $496,000 and $422,100 of the Texas Energy Products and Preferred Lighting purchase prices, respectively, to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. This amortization will be deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Texas Energy Products
Sales backlog	$223,000	3 Months
Sales pipeline	273,000	6 Months

Preferred Lighting
Sales backlog	$13,200	4 months
Sales pipeline	322,900	18 months
Customer list	86,000	36 months

Goodwill at the date of each acquisition is based on preliminary internal valuation studies. Therefore, reported amounts may change when the valuation studies are finalized, which is expected to occur during the fourth quarter of 2007.
Both companies are energy services companies that specialize in energy efficient lighting upgrades. In addition Texas Energy products markets energy efficient window film and roofing. Texas Energy Products is headquartered in Austin, Texas and had four employees on the date of acquisition and

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Preferred Lighting is headquartered in Seattle, Washington and also had four employees at the time of acquisition.
The results of Texas Energy Products have been included in the consolidated statement of operations since June 1, 2007 and the results of Preferred Lighting, Inc. have been included in the consolidated statement of operations since August 1, 2007. The pro forma operating results as if the Company had completed the acquisitions as of the beginning of the periods presented are not significant to the Company’s financial statements and are not presented.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company is

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.
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
Note 5 — Cost in Excess of Assets Acquired
Changes in goodwill during 2007 are as follows:

	Energy	Energy
	Technology	Services	Total

Balance at December 31, 2006	$4,155,661	$6,295,307	$10,450,968

Release of escrow shares	26,308	—	26,308

Acquisition of Preferred Lighting	—	86,625	86,625

Acquisition of Texas Energy Products	—	28,780	28,780

Balance at September 30, 2007	$4,181,969	$6,410,712	$10,592,681

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company will perform a goodwill assessment during the forth quarter of 2007.
Note 6 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the preferred stock and convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or nine months ended September 30, 2007 and 2006 because the effect would be antidilutive.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to doing would be antidilutive:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2007	2006	2007	2006

Weighted average shares issuable upon exercise of outstanding options	11,335,611	9,154,287	11,166,833	3,670,592

Weighted average shares issuable upon exercise of outstanding warrants	2,936,443	1,117,231	2,146,691	1,089,874

Weighted average shares issuable upon conversion of preferred stock (1)	—	—	15,254,609	1,016,974

Weighted average shares issuable upon conversion of convertible debt	5,000,000	—	2,239,011	236,520

Total	19,272,054	10,271,518	30,807,144	6,013,960

(1)	All of the outstanding shares of convertible preferred stock were converted to common stock on June 29, 2006.
As discussed in Note 5 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, in connection with the acquisition of MPG, 166,148 shares of common stock were deposited in escrow for the benefit of the selling shareholders to be released over the two-year period following the April 30, 2005 purchase of MPG if MPG achieved certain revenue targets during the period. In May 2007 the Company determined that 19,729 shares were owed to the former MPG stockholders and issued them accordingly. The remaining 146,419 shares were returned to the Company and canceled. While these shares were being held in escrow they were not included in the calculation of the weighted average common shares outstanding since their release was uncertain.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
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
Changes in the Company’s warranty liability are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Balance, beginning of period	$208,749	$192,581	$196,783	$208,300

Warranties issued	3,840	18,540	25,663	47,790

Settlements	(5,525)	(18,020)	(15,382)	(62,989)

Balance, as of September 30	$207,064	$193,101	$207,064	$193,101

Note 8 — Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2007	2006

Raw materials	$2,723,563	$1,010,995

Work in process	—	3,700

Finished goods	167,162	196,586

Reserve for obsolescence (1)	(543,507)	(596,790)

	$2,347,218	$614,491

(1)	Includes $541,669 reserve for obsolete EnergySaver inventory

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 9 — Dividends
Dividends are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Accrual of dividend on Series E Convertible Preferred	$—	$—	$—	$698,000

Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock (1)	—	—	—	23,085,467

Deemed dividend associated with change in exercise price of warrants issued to the preferred investors	—	—	—	564,258

Total	$—	$—	$—	$24,347,725

(1)	The holders of the Company’s Series E convertible preferred stock converted all of their shares of preferred stock into common stock on June 29, 2006.
Note 10 — Subordinated Convertible Term Note
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

The value of the beneficial conversion feature has been recorded as a discount to the Term Notes and is being amortized over the term of the Term Notes using the effective interest method. Amortization of the discount of $251,624 and $339,145 was included in interest expense during the three month and nine month periods ended September 30, 2007, respectively.
In addition, the Company incurred expenses of $8,572 relative to the Term Note offering. These expenses have been capitalized and are also being amortized over the term of the Term Notes using the effective interest method. Amortization of the deferred issuance costs of $718 and $968 was included in interest expense during the three month and nine month periods ended September 30, 2007, respectively.

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
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers and the EnergySaver line of lighting controllers (which the Company ceased actively marketing in late 2006). Operations of Lime Energy Co.’s EnergySaver division and Maximum Performance Group, Inc. are included in this segment. Lime Energy is headquartered and its former EnergySaver operations are located in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in San Diego, California and has a sales office in New York City.
The Energy Services segment includes the operations of Parke Industries, LLC, Kapadia Energy Services, Inc., Lime Midwest, Inc., Texas Energy Products, Inc. and Preferred Lighting, Inc. Parke, which the Company acquired effective June 30, 2006, Texas Energy Products, Inc., which was acquired effective May 31, 2007, and Preferred Lighting, which was acquired effective July 31, 2007, designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. Lime Midwest is a subsidiary that was created in January 2007 and is based in Elk Grove Village, Illinois. Kapadia, which the Company acquired effective September 27, 2006, provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Kapadia also designs, engineers and manages the installation of energy efficient lighting upgrades for commercial and industrial users, but unlike Parke, contracts the installation to third party electrical contractors. Parke is headquartered in Glendora, California and has offices in Danville and Carmel, California and Salt Lake City, Utah. Kapadia is headquartered in Peekskill, New York and has an office in Ventura, California. Texas Energy is headquartered in Austin, Texas and has an office in Dallas, Texas. Preferred Lighting is located in Seattle, Washington.
In June 2007, the Company created a new subsidiary, Lime Finance Inc., to provide liquidity for extended receivables created by Lime’s other subsidiaries. As of September 30, 2007, there were no assets held by Lime Finance and it had no operating activity.
Prior to March 31, 2006, the Company also operated a Building Control and Automation segment, which was comprised of its Great Lakes Controlled Energy subsidiary. This segment provided integration of building and environmental control systems for commercial and industrial customers. The Company sold Great Lakes effective March 31, 2006, and its results are included in discontinued operations for the nine-month period ended September 30, 2006.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following is the Company’s business segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues:
Energy Services	$5,001,000	$1,110,000	$9,833,000	$1,020,000
Energy Technology	683,000	1,020,000	2,548,000	3,591,000
Intercompany sales	(223,000)	—	(289,000)	—

Total	5,461,000	2,130,000	12,092,000	4,611,000

Operating Loss:
Energy Services	(76,000)	(479,000)	(1,009,000)	(479,000)
Energy Technology	(1,043,000)	(1,916,000)	(2,439,000)	(3,813,000)
Corporate overhead	(1,126,000)	(1,803,000)	(4,110,000)	(3,289,000)

Total	(2,245,000)	(4,198,000)	(7,558,000)	(7,581,000)

Interest Expense, net	(320,000)	80,000	(362,000)	(3,131,000)

Net Loss From Continuing Operations	(2,565,000)	(4,118,000)	(7,920,000)	(10,712,000)

Depreciation and Amortization:
Energy Services	602,000	289,000	1,300,000	289,000
Energy Technology	146,000	140,000	431,000	490,000
Corporate	15,000	31,000	40,000	88,000

Total	763,000	460,000	1,771,000	867,000

Capital Additions:
Energy Services	108,000	2,000	159,000	2,000
Energy Technology	62,000	9,000	89,000	19,000
Corporate	88,000	6,000	128,000	9,000

Total	$258,000	$17,000	$376,000	$30,000

	September	December
	30, 2007	31, 2006
Total Assets:
Energy Services	17,037,000	12,491,000
Energy Technology	7,213,000	7,410,000
Corporate overhead	5,703,000	5,496,000

Total	$29,953,000	$25,397,000

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 12 – Equity Issuances
a)	During January 2007, the Company issued consultants warrants with terms of two to three years to purchase 420,000 shares of its common stock at prices of $1.00 to $1.08 per share as partial consideration for services provided the Company. These warrants were initially valued at $250,500 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.129%, expected volatility of 88.9%, expected dividend of $0 and expected life of two to three years. One of these warrants was exercisable only if certain objectives were achieved by the consultant prior to August 1, 2007. The value of theses warrants were charged to operations during the first quarter of 2007. During second quarter of 2007 the Company determined the consultant was unlikely to meet the objective necessary for the warrant to vest, therefore it reversed $88,500 of expense it had previously recorded in connection with this warrant.

b)	A provision of the June 2006 PIPE transaction required the Company to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction. To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% of the purchase price paid by the investors per month. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006, the Company had accrued $345,583 in penalties related to its failure to register these shares. These accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007, were satisfied through the issuance of 613,708 shares of common stock in January and February 2007.

c)	On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), five non-transferable subscription rights to purchase shares of the Company’s common stock at $1.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised $2,796,700 (net of issuance costs of $202,932) through the issuance of 2,999,632 shares of common stock to 260 of the Company’s existing stockholders. The Company received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

d)	In connection with the placement of the subordinated convertible term notes during the second quarter of 2007 the Company issued four-year warrants to eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder, to purchase 1,442,306 shares of its common stock at $1.04 per share. These warrants were valued at $1,136,537 using a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%, expected volatility of 93.3%, expected dividend of $0 and expected life of four years. The value of the warrants was recorded as a discount to the subordinated convertible term notes and will be amortized over the life of the notes using the effective interest method.

e)	During the second quarter of 2007 five investors exercised their warrants to purchase 10,078 shares of the Company’s common stock at $0.90 per share.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
f)	As discussed in Note 5 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, as part of the MPG acquisition, 166,148 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two-year period following the April 30, 2005 purchase of MPG if it achieved certain revenue targets during the period. During May 2007 the Company issued 19,729 shares to the former MPG stockholders which it determined it owed them pursuant to the MPG merger agreement. These shares were valued at $1.27 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition. The remaining 146,419 shares that were in escrow were returned to the Company and canceled.

g)	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005. Part of Delano’s compensation for its services was tied to the purchase price paid for MPG. Mr. David Asplund owned and operated Delano prior to joining Lime Energy as its CEO in January 2006. Since the release of the escrow shares was considered a payment of additional consideration to the former stockholders of MPG, the Company issued Mr. Asplund 986 shares of its common stock in May 2007 in satisfaction of the commission owed Delano.

h)	On June 6, 2007, retroactive to May 31, 2007, the Company acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 200,000 shares of Lime Energy common stock and cash of $312,787. For accounting purposes the stock was valued at $1.07 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing

i)	On June 30, 2007, the Company issued 10,955 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the note for the three-month period ended June 30, 2007.

j)	On August 6, 2007, retroactive to July 31, 2007, the Company acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for 105,485 shares of Lime Energy common stock and cash of $300,000. Please refer to Note 3 for additional information regarding this transaction.

k)	During the third quarter of 2007 certain employees exercises exercised options to purchase 41,928 shares of the Company’s common stock.

l)	On September 30, 2007, the Company issued 38,658 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the note for the three-month period ended September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2007 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.
Overview
We are a developer and integrator of energy savings technologies and services. We currently market a line of HVAC and lighting controllers and provide energy engineering and energy efficient lighting upgrade services. Lime Energy Co. (formerly known as Electric City Corp.) is based in Elk Grove Village, Illinois and is traded through the OTC Bulletin Board under the symbol LMEC. We were founded in 1998 to manufacture and market the EnergySaver line of lighting controllers which reduce the energy consumed in ballasted lighting applications. In May 2005, we acquired Maximum Performance Group, Inc., a technology based provider of energy and asset management products and services. MPG markets its eMAC line of controllers for HVAC and lighting applications. The eMAC provides intelligent control and continuous monitoring of HVAC and lighting equipment via wireless technology to reduce energy usage and improve system reliability. On June 30, 2006, we acquired Parke P.A.N.D.A. Corporation (“Parke”), an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Effective September 27, 2006, we acquired Kapadia Consulting, Inc. (“Kapadia”), an energy engineering firm that specializes in energy conservation and energy management. At the end of 2006 we discontinued the active marketing of the EnergySaver due primarily to changes in lighting technology. In January 2007 we created a new subsidiary, Lime Midwest, Inc., to offer our lighting retrofit services in the Chicago area. Lime Midwest operates out of our corporate facilities in Elk Grove Village, Illinois. Effective May 31, 2007, we acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products, a Texas-based energy service company that specializes in energy efficient lighting upgrade services, window film sales and installations and energy efficient roofing sales. In June 2007 we created Lime Finance, Inc., a subsidiary intended to provide liquidity to our other subsidiaries for extended receivables. As of September 30, 2007, Lime Finance had not yet begun operations. Effective July 31, 2007, we acquired the assets and assumed certain liabilities of Preferred Lighting, Inc., an energy services company that specializes in lighting upgrade services in the Seattle, Washington area.
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
Selling, general and administrative (“SG&A”) expenses include the following components:
•	direct labor and commission costs related to our employee sales force;

•	expenses related to our management and staff salaries and related employee benefits, including the costs of share based compensation;

•	commission costs related to our independent sales representatives and our distributors;

•	costs related to insurance, travel and entertainment and office supplies and utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses; and

•	costs related to administrative functions that serve to support our existing businesses, as well as to provide the infrastructure for future growth.
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
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Our total revenue for the three-month period ended September 30, 2007 increased $3,330,932, or 156%, to $5,461,090 as compared to $2,130,158 for the three-month period ended September 30, 2006. Revenue from our Energy Services business increased $3,891,000 to approximately $5,001,000 from $1,110,000 in the three-month period ended September 30, 2006. This increase is the result of higher sales at Parke and the additions of Kapadia Energy Services, Texas Energy, Lime Midwest and Preferred Lighting during the last twelve months. Revenue from our Energy Technology segment declined approximately 33% to $683,000 during the third quarter of 2007 from $1,020,000 in the same period of 2006. The decline was due to our decision in late 2006 to discontinue the active marketing of our EnergySaver line of lighting controllers and lower sales at MPG. MPG’s sales for the quarter were negatively impacted by delays in the development of enhanced versions of its eMAC line of HVAC and lighting controllers. One of the new versions of the eMAC began shipping at the end of the third quarter and another version is expected to be available in early 2008. We believe we will experience continued increases in revenue in future periods as the result of the acquisitions we have closed during the past 12 months, recent additions to our sales force and increased eMAC sales.
Cost of sales for the three-month period ended September 30, 2007 increased $2,434,042, or 153%, to $4,026,655 from $1,592,613 for the three-month period ended September 30, 2006. The increase in cost of sales was primarily due to the increase in sales. Gross profit for the third quarter of 2007 increased $896,890, or 167%, to $1,434,435 from $537,545 earned in the same period during 2006. Our gross margin on sales for the third quarter increased from 25.2% in 2006 to 26.3% in 2007. The improvement in gross profit was due to the addition of the newly created Energy Services segment, which was partially offset by lower margins in the Energy Technology segment resulting from lower revenue at MPG and charges at MPG related to the scrapping of unusable inventory. We believe that the gross profit will improve in future periods with increased eMAC sales and if Energy Service revenues continue to increase as we hope they will.
SG&A for the three-month period ended September 30, 2007 declined $595,462, or 17%, to $2,965,965 from $3,561,427 for the three-month period ended September 30, 2006. Share based compensation expense declined $1 million, but was offset by approximately $372,000 of additional SG&A related to the additions of Kapadia, Texas Energy, Lime Midwest and Preferred Lighting. Lower SG&A expense resulting from the discontinuation of our EnergySaver business was more than offset by increases in sales and marketing expense at Parke and MPG due to increased marketing activities. We expect our quarterly SG&A for the balance of 2007 to remain relatively unchanged from the level realized during the second quarter, except for increases related to recently completed acquisitions.
Amortization of intangibles increased $300,744, or 73%, to $713,881 during the quarter ended September 30, 2007 from $413,137 for the same quarter in 2006. The increase in amortization of intangibles, which is a non-cash expense, is primarily related to the acquisitions of Kapadia in September 2006, Texas Energy in May 2007 and Preferred Lighting in July 2007. Amortization expense of intangible assets is expected to decline beginning in the fourth quarter of 2007 as the intangibles associated with recent acquisitions become fully amortized.
During the third quarter of 2006 we determined that the ComEd VNPP asset was partially impaired due to our decision to discontinue the program. As a result we recorded an impairment charge of $760,488 during the period to reduce the carrying value of the asset to our estimate of its fair value. For additional information regarding this charge please refer to Note 10 in our audited financial statements on Form 10-K for the year ended December 31, 2006.
Other expenses for the three-month period ending September 30, 2007 increased $400,011 to $320,014 from income of $79,997 for the 2006 period. Interest expense increased $378,466 to $395,346 during the three months ended September 30, 2007 from $16,880 for the same period in 2006. The components of interest expense for the three-month periods ended September 30, 2007 and 2006 are as follows:

Three months ended September 30	2007	2006

Contractual interest	$143,004	$16,880
Amortization of deferred issuance costs and debt discount	252,342	—

Total Interest Expense	$395,346	$16,880

The increase in interest expense was the result of the sale of $5 million of subordinated convertible notes during the second quarter of 2007 and additional vehicle loans. Interest on these new subordinated convertible term notes is payable 50% in cash and 50% in shares of our common stock valued at the closing price of the stock on the interest due date.
Interest income declined $21,545 to $75,332 for the third quarter of 2007 from $96,877 for the same period of 2006 due to lower average invested cash balances.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Total revenue for the nine-month period ended September 30, 2007 increased $7,481,009, or 162%, to $12,092,330 as compared to $4,611,321 for the nine-month period ended September 30, 2006. Revenue from the Energy Services segment, which was created on June 30, 2006 with the acquisition of Parke, was increased by approximately $8,813,000 when compared to the same period in 2006. This increase in revenue was partially offset by lower sales in our Energy Technology segment due to our decision to discontinue the active marketing of the EnergySaver product line in late 2006 and lower sales from our MPG subsidiary. MPG’s sales were negatively impacted by delays in the development of enhanced versions of its eMAC line of HVAC and lighting controllers. One of the new versions of the eMAC began shipping at the end of the third quarter and another version is expected to be available in early 2008.
Cost of sales for the nine-month period ended September 30, 2007 increased $5,653,363, or 163%, to $9,127,859 from $3,474,496 for the same period in 2006. The increase in cost of sales was directly related to the increase in sales. The gross profit earned during the first nine months of 2007 increased 161% to $2,964,471 from the $1,136,825 earned in the first nine months of 2006, while our gross profit margin declined slightly from 24.7% to 24.5%. Margins for the first nine months of 2007 were impacted by lower revenue at MPG and charges at MPG related to the scrapping of unusable inventory. We believe that the gross profit will improve in future periods with increased eMAC sales and if Energy Service revenues continue to increase as we hope they will.
SG&A for the nine-month period ended September 30, 2007 increased 23% or $1,648,157 to $8,869,749 from $7,221,592 for the same period during 2006. Contributing to the increase was a $100,000 increase in share based compensation and approximately $1.6 million of SG&A expense associated with our recently acquired companies. SG&A for 2007 also included a $209,000 increase in research and development costs related to enhancements in our eMAC product line, $162,000 in non-cash charges related to warrants issued to consultants as partial consideration for their services, and a $268,125 penalty for failing to register the shares issued as part of the June 2006 PIPE transaction as required under the transaction documents. The shares were registered on February 14, 2007, at which time the penalty stopped accruing. The penalty was paid through the issuance of shares of our common stock in February 2007. These increases in SG&A were partially offset by reductions in SG&A as a result of our decision to cease the active marketing of our EnergySaver product line in late 2006. SG&A for the first nine months of 2006 included registration penalties of $185,260 related to our inability to register shares for the former lender under two convertible term loans. This penalty stopped accruing in June 2006 when the related loans were repaid. The penalties were satisfied through the issuance of common stock in June 2006.
Amortization of intangible assets increased $916,566, or 124%, to $1,652,710 during the first nine months of 2007 as compared to $736,144 for the same period during 2006. The increase in the expense was the result of the acquisitions of Kapadia in September 2006, Texas Energy in May 2007 and Preferred Lighting in July 2007. Amortization expense related to intangible assets is expected to decline starting in the fourth quarter of 2007 as the intangibles associated with these acquisitions become fully amortized.

Other expense declined $2,769,181, to $361,928 from $3,131,109 for the nine-month period ended September 30, 2007 and 2006, respectively. Interest expense decreased $2,699,160 to $557,595 during the first nine months of 2007 from $3,256,755 during the first nine months of 2006. The components of interest expense for the nine-month periods ended September 30, 2007 and 2006 are as follows:

Nine months ended	2007	2006

Contractual interest	$217,482	$347,624
Amortization of deferred issuance costs and debt discount	340,113	1,175,970
Value of adjustment in conversion price	—	950,865
Prepayment penalties	—	516,071
Termination of post re-payment interest Obligation	—	266,225

Total Interest Expense	$557,595	$3,256,755

Contractual interest expense (the interest on outstanding loan balances) declined $130,142 to $217,482 during the first nine months of 2007 from $347,624 during the same period in 2006. In June 2006 we repaid two convertible terms loans and our convertible revolving note was converted to common stock, which contributed to the decline in contractual interest expense. This was partially offset by new $5 million subordinated convertible term notes which we issued in June 2007. The beneficial conversion value of the subordinated notes on the date of issuance, the value of certain warrants issued in conjunction with the notes and the costs of the issuance are being amortized over the term of the notes using the effective interest method. This amortization is reported as interest expense. The contractual interest payable on the subordinated convertible term notes is payable 50% in cash and 50% in shares of our common stock. Please refer to Note 10 to our condensed, consolidated financials statements for addition information regarding the subordinated convertible notes.
Upon the repayment of the convertible term loans in June 2006, we were required to pay a prepayment penalty of $516,071 and to recognize as interest expense the remaining unamortized balance of the capitalized issuance costs and the debt discount totaling $978,525. During June 2006 we also incurred a charge of $266,225 related to the termination of our obligation to pay the term loan lender a portion of certain cash flows for a five-year period. Upon the closing of a PIPE transaction in June 2006 and the repayment of the term loans, the holder of the revolving note elected to convert the outstanding balance on the note into shares of our common stock. The revolving note contained antidilution provisions which automatically adjusted the conversion price of the note to $1.00 per share, which is the price at which we issued shares as part of the June 2006 PIPE transaction. The lender would have received 59,902 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 943,455 shares. The market value of the 883,553 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
Dividend expense was $0 for the nine-month period ended September 30, 2007, as compared to $24,347,725 for the same period in 2006. All of the Series E Convertible Preferred Stock which gave rise to the dividend expense, was converted to common stock in June 2006.

Liquidity and Capital Resources
As of September 30, 2007, we had cash and cash equivalents of $4,632,512 compared to $4,663,618 on December 31, 2006. Our debt obligations as of September 30, 2007 consisted of a mortgage of $499,000 on our facility in Elk Grove Village Illinois, subordinated convertible term notes of $5 million, vehicle loans of $149,840 and a demand note payable to a stockholder of $150,000.
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
The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Nine months ended September 30	2007	2006

Net cash used in operating activities	$(6,925,609)	$(4,335,193)
Net cash used in investing activities	(969,738)	(4,043,271)
Net cash provided by financing activities	7,864,241	10,975,188

Net (decrease) increase in cash and cash equivalents	(31,106)	2,596,724

Cash and cash equivalents, at beginning of period	4,663,618	4,229,150

Cash and cash equivalents, at end of period	$4,632,512	$6,825,874

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net cash decreased $31,106 during the first nine months of 2007 as compared to an increase of $2,596,724 during the same period in 2006.
Operating Activities
Cash consumed by operating activities increased $2,590,416, or 60%, to $6,925,609 during the first nine months of 2007 as compared to $4,335,193 during the same period in 2006. Cash used to fund the net loss before changes in working capital decreased $1,727,586, or 40%, to $2,597,415 during the first nine months of 2007 from $4,325,001 during the first nine months of 2006. This decline was primarily due to increased sales, an improvement in the gross profit earned on sales and a reduction in our cash interest expense. We anticipate continued reductions in the cash used to fund the net loss before changes in working capital as sales and profitability improve in future periods.
Changes in working capital (adjusted for business acquisitions and disposals) consumed cash of $4,328,194 during the first nine months of 2007 as compared to consuming cash of $10,192 during the first nine months of 2006. The increase in working capital during the nine-month period ended September 30, 2007 was the largely the result of increased business activity during the period. We expect our working capital requirements to continue to grow in future periods if the business continues to expand as we hope it will.

Investing Activities
Cash used in investing activities declined $3,073,533 to $969,738 during the nine-month period ended September 30, 2007, from $4,043,271 for the same period in 2006. During 2007 we acquired the assets and assumed certain liabilities of Texas Energy Products and Preferred Lighting in two separate transactions. The cost of the acquisitions, including transaction costs, net of cash acquired was $593,586. During 2006 we acquired Parke P.A.N.D.A. Corporation and Kapadia Consulting for $3,930,120, which includes the cash consideration and transaction costs, net of the cash acquired. Also during 2006 we sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of that company. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. Fixed asset purchases increased $347,021 to $376,152 during the first nine months of 2007 from $29,565 during the same period of 2006. The increase was primarily related to purchases of additional delivery vehicles required to support our increased level of business activity and acquisition of a new accounting system and related hardware.
Financing Activities
Financing activities generated cash of $7,864,241 during the first nine months of 2007 as compared to generating $10,975,188 during the first nine months of 2006. In April 2007 we received the proceeds from a stockholder rights offering which raised $2,999,632 and incurred issuance costs of $248,293. During May and June of 2007 we raised $5,000,000 through the issuance of subordinated convertible term notes to a group of eight investors, incurring issuance costs of $8,572 in the process. We also borrowed $121,207 during the nine months ended September 30, 2007 to fund the purchase of new delivery vehicles, made scheduled payments of $39,458 on our mortgage and vehicle loans and received $39,725 from the exercise of options and warrants.
In June 2006 we raised $17,875,000 in gross proceeds through the sale of our common stock, while incurring $101,162 in costs related to the issuance. We used $5,038,030 of the proceeds to pre-pay the principal on two convertible term loans and the holder of our convertible revolving note converted $943,455 outstanding on the note to common stock. Also during 2006 we used $1,056,545 to pay down our revolver, $304,075 for scheduled principal payments and $400,000 to pay off the balance on Parke’s revolver, which we assumed as part of the Parke acquisition.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves. As of September 30, 2007, our cash balance was $4,632,512.
During fiscal 2006, operating activities consumed cash of $6.3 million. We believe that changes we implemented in 2006 and the first half of 2007, including the reduction in our outstanding debt, the discontinuation of the active marketing of the EnergySaver, the acquisitions of Parke, Kapadia, Texas Energy and Preferred Lighting and various personnel changes will lead to a reduction in our operating loss and the cash consumed in operating activities before changes in working capital. Through September the cash consumed in operating activities before changes in working capital has been reduced by almost 50% when compared to the same period in 2006.
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
During the last six fiscal years we have raised net proceeds of approximately $67 million through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow, we have set the following key strategies for cash flow improvement in 2007:
•	Focus on increasing the profitable sales of our products and services. We believe that we have taken important steps toward achieving this goal during the last twelve months and are starting to see the results of these efforts. During the first nine-months of 2007 we increased our sales by 162% when compared to the same period during 2006. At the same time our SG&A expense, after adjustment for non-cash items, remained relatively unchanged and the cash used to fund operations before changes in working capital declined by approximately 40%. Our growth in revenue has come through acquisitions and the expansion of new and existing businesses. We believe that the current infrastructure can support annual sales of $25 million to $30 million without adding significant additional SG&A expense. If we can do this, we believe we will significantly reduce or eliminate the cash consumed for operating activities before changes in working capital and significantly reduce or eliminate our reported net losses.

•	Expand our sales through internal product development, acquisitions and/or opening new offices. We believe there are opportunities for further growth through geographic and product line expansion. We can expand geographically by opening new offices, hiring additional sales people and/or by acquiring established businesses in regions of the country we do not currently serve. We can add to our product line through internal product development, partnerships, joint ventures, licensing agreements and/or by acquiring business with products, services and/or expertise that we do not currently have. An expanded product line would allow us to offer additional energy solutions to our customers, thereby increasing the value of each customer relationship.

•	Seek bank financing to fund our increased need for working capital. As our sales continue to grow our working capital requirements increase. With the reduction in our loss from operations, after adjusting for non cash items, we believe we are in a better position to raise traditional bank financing to finance our working capital needs. We are currently exploring the availability of this bank financing and hope to have something in place before the end of 2007.

•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations to identify more efficient ways to achieve our objectives.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure we have to market risk is the risk of changes in market interest rates relating to our mortgage. The interest rates on the mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of September 30, 2007, the prime rate was 7.50%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $4,990.
ITEM 4. Controls and Procedures
a.	Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	On February 23, 2007, we commenced a rights offering to stockholders in which we distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), five non-transferable subscription rights to purchase shares of our common stock at $1.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised a total of $2,999,632 through the issuance of 2,999,632 shares of common stock to 260 of our existing stockholders. We received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007. The proceeds from the offering will be used for general purposes and to fund acquisitions.

(2)	During the second quarter of 2007 in connection with the placement of the subordinated convertible term notes (see Note 10 to our condensed consolidated financial statements) we issued four-year warrants to eight investors, including Richard Kiphart, our chairman and largest individual stockholder, to purchase 1,442,306 shares of our common stock at $1.04 per share. These warrants were valued at $1,136,537 using a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%, expected volatility of 93.3%, expected dividend of $0 and expected life of four years. The value of the warrants was recorded as a discount to the subordinated convertible term notes and will be amortized over the life of the notes using the effective interest method. If these warrants are exercised for cash, the proceeds will be used for general corporate purposes.

(3)	During the second quarter of 2007 five investors exercised their warrants to purchase 10,078 shares of our common stock at $0.90 per share. The proceeds of $7,595 will be used for general corporate purposes.

(4)	As discussed in Note 5 to our annual report on Form 10-K for the year ended December 31, 2006, as part of the acquisition of MPG 166,148 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two-year period following the April 30, 2005 purchase of MPG if MPG achieved certain revenue targets during the period. During May 2007 we issued 19,729 shares to the former MPG stockholders which we determined we owed them pursuant to the MPG merger agreement. These shares were valued at $1.27 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition. The remaining 146,419 shares that were in escrow were returned to us and canceled.

(5)	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005 and part of the compensation for its services was tied to the purchase price paid for MPG. Delano was formerly owned by David Asplund. Mr. Asplund left Delano and became the CEO of Lime Energy on January 23, 2006. In connection with the release of the escrow shares to the former stockholders of MPG, we issued Mr. Asplund 986 shares of our common stock in May 2007 in satisfaction of the commission owed Delano.

(6)	On June 6, 2007, we acquired, retroactive to May 31, 2007, the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 200,000 shares of our common stock and cash of $312,787.

(7)	On June 30, 2007, we issued 10,955 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed on the note.

(8)	On August 6, 2007, retroactive to July 31, 2007, we acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for 105,485 shares of our common stock and cash of $300,000. Please refer to Note 3 to our condensed consolidated financial statements for additional information regarding this transaction.

(9)	During the third quarter of 2007 certain employees exercised options to purchase 41,928 shares of our common stock. The cash proceeds of $32,130 will be used for general corporate purposes.

(10)	On September 30, 2007, we issued 38,658 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed on the note for the three-month period ended September 30, 2007.
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

LIME ENERGY CO.

Dated: November 14, 2007	By:	/s/ David Asplund

David Asplund
Chief Executive Officer (principal executive officer)

Dated: November 14, 2007	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)