Form 10-K
period 2007-12-31
LIME ENERGY CO.
filed 2008-03-31
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-16265

LIME ENERGY CO.
(Exact name of Registrant as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1280 Landmeier Road, Elk Grove Village, IL	60007-2410
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (847) 437-1666
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:
None

(Title of class)
Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                     Non-accelerated filer ☐                     Smaller reporting company ☑
                           (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $59,794,414 based on the reported last sale price of common stock on June 30, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.
As of March 26, 2008, there were 7,738,074 shares of common stock, $0.0001 par value, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2007 are incorporated by reference into Part II, Item 5 and Part III of this Report.
II, ITEM 5 III

PART I
Item 1. Business.
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
Overview
          We are a provider of energy services and technologies that improve the energy efficiency of our clients’ facilities and reduce their ongoing maintenance costs. Services we offer include the design, engineering and installation of energy efficient lighting systems and energy engineering consulting. We also market a proprietary line of controllers that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless communication technology to reduce energy usage and improve system reliability.
History
          Our business has evolved substantially over time. In December 2006, we discontinued the marketing of what had been our original core product and, through an acquisition, launched our Energy Services business in June 2006. Through both organic growth and additional acquisitions in 2006 and 2007, our Energy Services business grew to the point that it represented approximately 81% of 2007 revenue. The balance of our consolidated 2007 revenue was derived from our Energy Technology business. The details of our history follow.
          On December 5, 1997, we were formed as Electric City LLC, a Delaware limited liability company, for the purpose of marketing a line of lighting controllers (which we marketed under the EnergySaver name) the core technology of which was developed in Italy. On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation.
          On June 10, 1998, we issued shares of our common stock representing approximately six (6%) percent of our then issued and outstanding common stock, to the shareholders of Pice Products Corporation, an inactive, unaffiliated company with minimal assets, pursuant to a merger agreement. The purpose of the merger was to substantially increase the number of our shareholders to facilitate the establishment of a public trading market for our common stock. Trading in our common stock commenced on August 14, 1998 on the OTC Bulletin Board.

          On May 3, 2005, we acquired Maximum Performance Group, Inc. (“MPG”), a technology-based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications.
          In June 2006 we established our Energy Services business through the acquisition of Parke P.A.N.D.A. Corporation (“Parke”). Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. We expanded this business through the acquisition of Kapadia Consulting, Inc. in September 2006. Kapadia is an engineering firm that specializes in energy management consulting and energy efficient lighting upgrades for commercial and industrial users. During 2007 we added to this segment through two small acquisitions and the opening of additional offices.
          In December 2006 we discontinued the active marketing of the EnergySaver due to changes in lighting technology, which in our view limited the future market for the product.
          On September 13, 2006 we changed our name to Lime Energy Co. to reflect our new focus. On September 22, 2006 our stock began trading on the OTC Bulletin Board under the trading symbol “LMEC.”
          On February 25, 2008, our stock began trading on the NASDAQ Capital Market under the trading symbol “LIME.”
Products and Services
Energy Services
          Through our wholly-owned subsidiaries we market, design, engineer and install energy efficient lighting upgrades for commercial and industrial users. As part of our services, we seek to determine the best lighting solutions for our customer, taking into consideration factors such as lighting requirements, building environmental conditions, hours of operation, energy costs, available utility and/or tax incentives, and installation, operating and maintenance costs of various lighting alternatives. We then remove the existing lighting system and replace it with a new lighting system manufactured by third party manufacturers. Our customer typically realize paybacks of 12 to 24 months on their lighting system upgrade as the result of lower energy consumption, reduced maintenance costs, utility rebates and tax incentives. A lighting upgrade will also very often improve the overall quality of lighting in a customer’s facility.
          We also provide energy engineering services to assist customers in improving the energy efficiency of their facilities and to better manage their energy costs. Some of the energy engineering services we offer include:
•	building energy audits;

•	energy management planning;

•	engineering design review with a view to optimizing energy efficiency and energy rebates;

•	project management of energy related construction or upgrade projects;

•	HVAC and boiler system optimization; and

•	incentive and rebate application processing and procurement.

eMAC & uMAC
          The eMAC system is comprised of a heating, ventilating and air conditioning (“HVAC”) controller with wireless communication capabilities and a central, server-based, Internet-accessible software that monitors and controls the operation of the connected HVAC units. The eMAC system is designed for use in commercial and industrial applications with packaged (primarily rooftop) HVAC equipment of 2 to 40 tons (1 ton = 12,000 Btu/hr cooling capacity) and up to 500,000 Btu/hr of heating capacity.
          The eMAC controller is contained in a small box that is mounted on the exterior of a customer’s HVAC unit. The controller is wired into the HVAC equipment and monitors up to 126 points of the equipment’s operation. In addition, each eMAC contains a Pentech Energy Recovery Controller (“PERC”), our patented third generation microprocessor-based technology.
          PERC was developed by Pentech Solutions, a predecessor company to MPG, and is designed to dynamically match an HVAC system’s output to any given load condition, thereby improving the operating efficiency of the equipment. Since most HVAC systems are designed to maintain comfortable environmental conditions on both the hottest and coldest days likely to be experienced, there exists substantial excess system capacity on most days of the year. Due to this excess capacity, the system quickly satisfies a thermostat’s call for heating or cooling, and in doing so overshoots the thermostat set point and leaves Btu’s of heat or cooling in the heat exchanger, cooling coils and air ducts. The PERC controller acts to correct this by periodically turning off the air conditioner’s compressor and condenser fan while continuing to run the evaporator fan, thereby continuing to deliver cooling to the conditioned space utilizing the energy stored in the cooling coils, heat exchanger and air ducts. In heating applications, PERC periodically closes the gas valve while continuing to operate the indoor air fan, delivering heated air into the space utilizing the heat stored in the heat exchanger and air ducts. At the same time, the PERC controller is monitoring the rate of temperature change in the conditioned space in order to avoid overshooting the desired temperature setting. The PERC technology can deliver energy savings of 15% to 20% for our end user customers.
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
Marketing, Sales and Distribution
          The majority of our sales are derived through the efforts of our internal sales force. We currently have 33 employees whose primary responsibility is sales and marketing working out of ten sales offices, some of which are home offices. Our sales people have been trained to sell all of our products and services, regardless of the subsidiary that employs them or the office that they work out of. Our sales leads are developed from a combination of cold calls, referrals, trade shows and repeat customers.

Customers
          During 2007, one customer, Washington Mutual, Inc. accounted for approximately 10% of our consolidated billings. During 2006, three customers, Kohl’s Department Stores, Modell’s Sporting Goods and Automated Building Controls accounted for 14%, 13% and 13% of our consolidated billings, respectively. During 2005, two customers, Kohl’s Department Stores and Duane Read Inc., accounted for approximately 37% and 11% of our consolidated billings, respectively.
Competition
          There are many competitors in the energy services business, including small regional lighting retrofit companies, electrical contractors and large national energy service companies. The large national energy service companies tend to market to large national companies and compete for large energy retrofit projects in which lighting is one piece of the total project. We focus on providing lighting retrofit services to small to mid-sized commercial and industrial users (which we believe are under-served) and to niche markets, where installations are more difficult. In these markets we market our services based on the financial return to our customers and we differentiate ourselves through our thorough upfront analysis of the application, our experience, our reputation for quality work, our superior service, our ability to provide complete energy engineering services through our engineering group and our ability to provide extended payment terms.
          Energy engineering services such as those provided by our engineering group are also generally widely available. The certifications held by our engineers include: Professional Engineer (“PE”); Certified Energy Engineer (“CEM”); and Certified Lighting Efficiency Professional (“CLEP”). To obtain these certifications an individual must have a high level of experience and demonstrated knowledge of engineering and energy engineering concepts. Kapadia, our energy engineering company, differentiates itself from its competitors through its reputation for quality work and its 27 years of experience as an energy engineering firm. A significant amount of energy engineering business comes from repeat customers or referrals.
          While there are other HVAC controllers that provide energy saving benefits similar to the eMAC, we are not aware of any competing product available at a comparable cost to the eMAC that provides the communications, remote monitoring and diagnostic features of the eMAC. Large, national control companies provide systems that overlap with the capabilities of the eMAC, but the installed cost of such systems make them impractical for smaller applications, which is the market we are targeting with the eMAC.
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
          Most components of the eMAC are sourced from multiple suppliers, though some components are proprietary to a single manufacturer. We periodically engage in discussions with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.
          Our lighting products are purchased from third party suppliers and manufacturers. These products are generally widely available and are selected based on a combination of price, performance, features and availability.

          During 2007, approximately 27% of our consolidated materials and subcontracted labor came from two suppliers. During 2006 approximately 12% of our consolidated purchases were made from one supplier. During 2005, approximately 20% of our consolidated material purchases were made from four suppliers. Purchases from any one supplier will vary year-to-year depending on sales and inventory levels. None of our largest suppliers sell the Company proprietary products that we could not purchase from other vendors.
Compliance With Environmental Laws
          Neither the production, nor the sale of our products in any material way generates activities or materials that require compliance with federal, state or local environmental laws. Our Energy Services businesses use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.
Research and Development
          Our engineering staff, in conjunction with outside engineering consultants, based on the day-to-day use of the eMAC and its components and various testing sites around the country, develops modifications and improvements to the product line. Total research and development costs charged to operations were approximately $700,000, $535,000 and $395,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Intellectual Property
          As of December 31, 2007, we had nine issued patents and two patents pending before the U.S. Patent and Trademark Office, as well as foreign patent offices on various aspects of the eMAC and EnergySaver technologies. In addition we have registered four trademarks and have two additional trademark registrations pending.
Employees
          As of March 15, 2008, we had 110 full time employees and six part time employees, of which 18 were management and corporate staff, 11 were engineers, 33 were engaged in sales and marketing and 48 were engaged in project management, product installation, customer support and field service.
Item 1A. Risk Factors.
          The following disclosure of risk factors includes all material risks known to us at this time. Additional risks we are not presently aware of or that we currently believe are immaterial may prove to impair our business and financial performance. Our business could be harmed by any of these risks, whether stated or unstated. We operate in a continually changing business environment and may as a result enter into new businesses and product lines. We cannot predict new risk factors that may arise in the future, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is subject to change as we continue to assess and refine our business strategy. If any of the following risks actually occur, our business, results of operations, and financial condition could be adversely affected in a material manner.

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
          We operate in competitive markets. One of the challenges we face in commercializing our energy management products and services is demonstrating the advantages of our products and services over competitive products and services. To do this, we will need to further develop our marketing and sales force. If we do not successfully develop and expand our internal sales force, we may not be able to generate significant revenues.
If our products and services do not achieve or sustain market acceptance, our ability to compete will be adversely affected.
          To date, we have not sold our eMAC product line in very large quantities and a sufficient market may not develop for it. Significant marketing will be required in order to establish a sufficient market for these products. The technology underlying our products may not become or remain a preferred technology to address the energy management needs of our customers and potential customers. Failure to successfully develop, manufacture and commercialize products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in the energy management market or survive as a business.
The failure to effectively maintain and upgrade our proprietary products could adversely affect our business.
          A recent effort to upgrade the eMAC technology has taken significantly longer and cost more than initially anticipated. This delay has adversely affected eMAC sales, resulting in significant losses at MPG which contributed to the impairment of its goodwill. The situation has also diverted a significant amount of management’s attention from the operation of our other businesses. While we have taken steps to address the situation, if they prove ineffective we may continue to experience losses and a drain on our management and cash resources. Maintenance of proprietary technology will be an ongoing issue that we must effectively handle without impacting sales and profitability.

Failure to replace a significant customer could materially and adversely affect our results of operations and financial condition.
          We have historically derived a significant portion of our annual revenue from a limited number of customers. Seldom has any one customer represented 10% or more of our revenues for more than one year in a row. This requires that we continually replace major customers, whose needs we have satisfied, with one or more new customers. The failure to replace a major customer could have a significant negative effect on our results of operations and financial condition. We believe that as a result of recent acquisitions we will experience an increased diversification of our customer base, reducing the amount of our revenue associated with several large customers, but this remains to be seen.
We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially, and we could become subject to securities litigation.
          Our business is seasonal and can be affected by cyclical factors outside of our control. Our quarterly revenue and operating results have fluctuated in the past and will likely vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could cause the market price of our common stock to decline substantially. If the price of our common stock falls significantly we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could adversely affect our business, results of operations and/or financial condition.
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
          Since January 1, 2000, we have acquired seven companies, two of which we subsequently sold at a loss and one of which performed below expectation necessitating a write-off of the associated goodwill. Our future growth may depend, in part, upon our ability to successfully identify, acquire and operate other complementary businesses. We may encounter problems associated with such acquisitions, including the following:
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
          Our operations have not generated positive cash flow since the inception of the Company in 1997. We have funded our operations through the issuance of common and preferred stock and secured debt. Our ability to continue to operate until our cash flow turns positive may depend on our ability to continue to raise funds through the issuance of equity or debt. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, sell or shut down some of our businesses or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our products and services. If we should have to cease operations altogether, our stockholders’ investment is likely to be lost.
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
Item 1B. Unresolved Staff Comments.
          None.

Item 2. Properties.
          Our headquarters are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters and a warehouse. We acquired this facility in August 1998. There is a mortgage on the building that matures in February 2010. Lime Midwest, Inc., which is in the Energy Services segment, also operates out of this building.
          Other properties which are used for sales and administration include:

Location:	Business Segment	Square Feet	Lease Expiration
Austin, TX	Energy Services	2,000	June 2008
Dallas, TX	Energy Services	2,900	January 2009
Glendora, CA	Energy Services	9,350	December 2009
New York, NY	Energy Technology	2,800	September 2010
Peekskill, NY	Energy Services	2,000	Month-to-month
San Diego, CA	Energy Technology	8,200	September 2012
Seattle, WA	Energy Services	1,877	December 2009
Ventura, CA	Energy Services	1,776	November 2010
          We believe that the space and location of our current facilities in combination with the current and planned outsourcing of our manufacturing will be sufficient to reach a level of sales and production projected for the current year.
Item 3. Legal Proceedings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          On November 13, 2007, we received a written consent in lieu of a meeting of Stockholders from the holders of shares representing 67.1% of the total issued and outstanding shares of our common stock authorizing our Board of Directors, in its discretion, to effect a reverse stock split at an exchange ratio ranging from one-for-two to one-for-ten of our issued and outstanding shares of common stock. We sought approval to effect this reverse split for the purpose of qualifying for listing of our common stock on the NASDAQ Capital Market.
          On November 29, 2007, we distributed an information statement to all stockholders of record as of November 26, 2007, informing them of this written consent in lieu of a meeting.
          On January 16, 2008, our Board of Directors authorized a 1 for 7 reverse split of our stock, effective at the opening of business on January 28, 2008. All share figures in this annual report reflect this reverse stock split.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          From December 12, 2000 to June 9, 2006, our common stock was listed on the American Stock Exchange under the trading symbol “ELC”. From June 12, 2006 through September 21, 2006, our common stock traded on the OTC Bulletin Board under the trading symbol “ELCY.” From September 22, 2006 until January 28, 2008 our stock traded on the OTC Bulletin Board under the symbol “LMEC.” Following a 1 for 7 reverse split of our stock on January 28, 2008 and until February 25, 2008 our trading symbol was “LMEG.” On February 25, 2008 our stock began trading on the NASDAQ Capital Market with the trading symbol “LIME.”
          The closing price of our common stock on March 27, 2008 was $10.84. The following table sets forth the quarterly high and low selling prices for our common stock as reported on The American Stock Exchange and OTC Bulletin Board since January 1, 2006, adjusted for the reverse splits.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2006:
Fiscal Quarter Ended March 31, 2006	$117.60	$58.80
Fiscal Quarter Ended June 30, 2006	$71.40	$4.90
Fiscal Quarter Ended September 30, 2006	$9.80	$5.25
Fiscal Quarter Ended December 31, 2006	$9.03	$5.32

Fiscal Year Ended December 31, 2007:
Fiscal Quarter Ended March 31, 2007	$7.70	$6.30
Fiscal Quarter Ended June 30, 2007	$15.05	$5.81
Fiscal Quarter Ended September 30, 2007	$14.21	$9.45
Fiscal Quarter Ended December 31, 2007	$15.75	$5.60
Holders
          As of March 26, 2008 we had approximately 5,000 holders of record of our common stock and 7,738,074 shares of common stock outstanding.
Dividends
          No dividends were declared or paid during the three month period ended December 31, 2007.
          We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
          The following information reflects certain information about our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by security holders	90,672	$29.88	16,948
Equity compensation plans not approved by security holders (1)	2,079,676	$23.02	—

Total	2,170,348	$23.31	16,948

(1)	We grant stock options to our non-employee directors pursuant to a Directors Stock Option Plan (See “Compensation of Directors”), which grants are included in this category.
Recent Sales of Unregistered Securities
          During the twelve months ended December 31, 2007, we issued the securities listed below:
•	In January 2007, pursuant to the Directors’ Stock Option Plan we granted options to certain outside directors with an exercise price of $6.30 per share, which was the market price on the date of issuance. Warrants held by 12 investors, including Messrs. Asplund and Kiphart, contained anti-dilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into our common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant. Prior to the granting of the directors’ options in January 2007, the exercise price on these warrants was $7.00 per share. The grant of the director options caused the exercise price on these warrants to automatically be reduced to $6.30 per share.

•	During January 2007, we issued warrants to consultants with terms of two to three years to purchase 38,571 shares of our common stock at prices of $7.00 to $7.56 per share as partial consideration for services provided to us.

•	A provision of our June 2006 PIPE transaction required us to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction. To the extent that we failed to have the registration statement declared effective by this date, we were required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors. Largely as a result of the questions regarding the need to amend our Certificate of Incorporation to effect the 2006 reverse split of our common stock, we were not able to have the registration statement declared effective until February 14,

2007. All of the investors in the PIPE transaction agreed to accept shares of our common stock as payment of this registration penalty. As of December 31, 2006, we had accrued $345,583 in penalties related to our failure to register these shares. These accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007, were satisfied through the issuance of 87,673 shares of our common stock in January and February 2007.

•	On February 23, 2007, we commenced a rights offering to stockholders in which we distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), non-transferable subscription rights to purchase shares of our common stock at $7.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised $2,796,700 (net of issuance costs of $202,932) through the issuance of 428,519 shares of common stock to 260 of our existing stockholders. We received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

•	In connection with the placement of the subordinated convertible term notes during the second quarter of 2007 we issued four-year warrants to eight investors, including Richard Kiphart, our chairman and largest individual stockholder, to purchase 206,043 shares of our common stock at $7.28 per share.

•	As part of the MPG acquisition, 23,735 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two-year period following the April 30, 2005 purchase of MPG if it achieved certain revenue targets during the period. During May 2007 we issued 2,818 shares to the former MPG stockholders which we determined we owed them pursuant to the MPG merger agreement.

•	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005. Part of Delano’s compensation for its services was tied to the purchase price paid for MPG. David Asplund owned and operated Delano prior to joining Lime Energy as our CEO in January 2006. Since the release of the escrow shares was considered a payment of additional consideration to the former stockholders of MPG, we issued Mr. Asplund 141 shares of our common stock in May 2007 in satisfaction of the commission owed Delano.

•	On June 6, 2007, retroactive to May 31, 2007, we acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 28,571 shares of our common stock and cash of $312,787.

•	On August 6, 2007, retroactive to July 31, 2007, we acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for 15,069 shares of our common stock and cash of $409,953 in cash (including $109,953 paid in 2008 pursuant to an earn-out based on 2007 earnings). We also issued five year warrants to the former owners of Preferred Lighting to purchase 21,429 shares of our common stock at $13.23 per share.

•	During 2007, we issued 7,088 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

•	During 2007 certain employees and a former director exercised options to purchase 33,005 shares of our common stock at prices ranging from $6.30 to $7.14 per share.

•	During 2007 six investors exercised their warrants to purchase 5,011 shares of our common stock at $6.30 per share. One of these investors elected to exercise its warrant on a cashless basis, surrendering 569 shares it would have otherwise be entitled to receive on exercise to cover the exercise price.
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
LIME ENERGY CO. AND SUBSIDIARIES
Selected Financial Data

	Year ended December 31,
	2007 (1)	2006 (1)	2005	2004	2003
Statement of Operations Data:
Revenue	$19,481,130	$8,143,624	$3,693,429	$733,630	$2,280,532

Cost of sales	15,082,400	6,931,294	3,691,854	862,366	1,945,554

Gross profit (loss)	4,398,730	1,212,330	1,575	(128,736)	334,978

Selling, general and administrative	13,072,381	12,165,700	5,363,503	4,234,240	3,921,121
Amortization of intangibles	2,011,878	1,210,006	471,765	—	—
Impairment loss	4,181,969	1,183,525	242,830	—	—

Operating loss	(14,867,498)	(13,346,901)	(6,076,523)	(4,362,976)	(3,586,143)

Other income (expense)	(685,230)	(3,079,188)	(544,253)	(626,049)	(354,941)

Loss from continuing operations	(15,552,728)	(16,426,089)	(6,620,776)	(4,989,025)	(3,941,084)

Loss from discontinued operations	—	(21,425)	(251,962)	(170,337)	(1,540,858)

Net loss	$(15,552,728)	$(16,447,514)	$(6,872,738)	$(5,159,362)	$(5,481,942)

Basic and diluted loss per common share from continuing operations (2)(3)	$(2.06)	$(10.60)	$(18.59)	$(25.34)	$(27.30)
Basic and diluted loss per common share (2)(3)	$(2.06)	$(10.61)	$(19.14)	$(25.76)	$(32.06)

Weighted average common shares outstanding (2)(3)	7,541,960	3,844,087	455,809	380,013	321,538

Balance Sheet Data:
Cash and cash equivalents	$4,780,701	$4,663,618	$4,229,150	$1,789,808	$2,467,023
Working capital	5,825,753	3,606,419	646,483	263,304	2,050,157
Total assets	25,943,832	25,396,865	17,098,974	6,479,320	7,353,627
Long-term debt, including current portion	3,269,634	567,091	4,980,032	1,230,353	1,348,645
Total stockholders’ equity	13,869,832	18,184,756	4,377,637	1,780,271	3,040,932

(1)	Effective January, 1, 2006, we adopted SFAS 123(R) which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $3,726,731 and $4,828,955 of stock compensation expense during 2007 and 2006, respectively.

(2)	During 2006 we effected a 1 for 15 reverse split of our common stock. The weighted average common shares outstanding and the earnings per share values have all been adjusted to reflect the reverse split.

(3)	During 2008 we effected a 1 for 7 reverse split of our common stock. The weighted average common shares outstanding and the earnings per share values have all been adjusted to reflect the reverse split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
          We are a provider of energy services and technologies that improve the energy efficiency of our clients’ facilities and reduce their ongoing maintenance costs. Services we offer include the design, engineering and installation of energy efficient lighting systems and energy engineering consulting. We also market a proprietary line of controllers that provide intelligent control and continuous monitoring of HVAC and lighting equipment via wireless communication technology to reduce energy usage and improve system reliability.
          The Company consists of three reporting segments: Energy Services, Energy Technology and Financial Services.
          Our Energy Services segment markets, designs, engineers and installs energy efficient lighting upgrades for commercial and industrial users. As part of our services, we seek to determine the best lighting solutions for our customers, taking into consideration factors such as lighting requirements, building environmental conditions, hours of operation, energy costs, available utility and/or tax incentives, and installation, operating and maintenance costs of various lighting alternatives.
          Our Energy Technology segment sells our proprietary line of HVAC controllers to commercial and industrial users under the eMAC brand name. The eMAC, which we added through the acquisition of Maximum Performance Group, Inc. in May 2005, provides remote monitoring and control, and reduces the energy consumed by commercial rooftop HVAC units. Prior to 2007 we also actively marketed the EnergySaver line of lighting controllers to commercial and industrial customers. The EnergySaver reduced the energy consumed by ballasted commercial lighting fixtures. We discontinued the active marketing of the EnergySaver in December 2006 due to changes in lighting technology which we felt would reduce the future market for the product.
          Our Financial Services segment was created in 2007 to provide liquidity to our operating subsidiaries by purchasing certain long term receivables from them. The ability to offer extended payment terms to our customers can be an important differentiating factor in certain markets and with certain types of customers. By consolidating all of these long term receivables under Lime Finance, we hope to better manage them and eventually leverage them with debt financing to reduce the cost of capital used to fund them. As of December 31, 2007 we had approximately $400,000 of receivables in this portfolio.
          Our Company has evolved considerably since it was formed in 1997 as an energy technology company to manufacture and sell the EnergySaver. The eMAC line of HVAC and lighting controllers has replaced the EnergySaver as our energy technology product, and energy technology is no longer our primary source of revenue. Our Energy Services segment, which was formed in June 2006, has grown rapidly through acquisitions and organic growth, such that it represented 81% of our consolidated revenue in 2007. The growth of this segment is expected to continue to outpace that of our Energy Technology segment such that it will be the primary contributor to our growth in 2008.
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
          Our MPG subsidiary often bundles contracts to provide monitoring services and web access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, we defer the revenue for the product and services and the cost of the equipment and installation and recognize them over the term of the monitoring contract. The monitoring contracts vary in length from one month to five years.
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
          Allowance for Doubtful Accounts
          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is largely based upon specific knowledge of customers from whom collection is determined to be doubtful and our historical collection experience with such customers. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain customers’ ability to pay are incorrect, additional allowances may be required. During 2007, we increased our allowance by $126,000 and wrote off receivables of $341,000. As of December 31, 2007 our allowance for doubtful accounts was approximately $151,000, or 2.4% of our outstanding accounts receivable.
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
          During 2006, we determined that our EnergySaver based VNPP (“Virtual Negawatt Power Plan”) Asset was completely impaired and recorded an impairment charge of $1,183,525 to reduce the carrying value of the asset to zero.
          Goodwill
          We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Goodwill is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than value based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. In February 2006 we signed a non-binding letter of intent to sell Great Lakes Controlled Energy. To indicate if our goodwill would be impaired as a result of the expected sale, we compared the carrying value of the related reporting unit to the expected sale price of the business and determined that the goodwill was impaired. As a result we recorded an impairment loss as of December 31, 2005 of $242,830.
          During the fourth quarter of 2007 we updated our projections for portions of the Energy Services and Energy Technology businesses and estimated the fair value based on the discounted current value of the estimated future cash flows. We then compared the calculated fair values of the reporting units to their carrying values. The analysis did not identify any impairment for the Energy Services business, but did determine that the value of the Energy Technology’s goodwill was impaired. The decline in the fair value of the Energy Technology segment was primarily the result of lower than expected sales of the eMAC line of HVAC controllers, in large part due to delays in a project to upgrade the eMAC. As a result of the decline in the fair value, we recorded an impairment loss of $4,181,969 during the fourth quarter of 2007.

          It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.
          Stock-based Compensation
          We have a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 25 to our financial statements. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”), which requires that we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. Prior to the adoption of SFAS 123(R), we accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that are greater than or equal the market value of the underlying common stock on the date of grant under our stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Operations prior to January 1, 2006. We recognized $3,726,731 and $4,828,955 of stock compensation expense during 2007 and 2006, respectively.
Material Trends and Uncertainties
          From time to time changes occur in our industry or our business that make it reasonably likely that aspects of our future operating results will be materially different than historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. We attempt to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect the Company. As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.
          The trends, events, and uncertainties set out in the remainder of this section have been identified as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results. These trends, events and uncertainties include:
          Recent changes in the composition of our company. In 2006 we established our energy services business through the acquisitions of Parke and Kapadia. Additional acquisitions and the opening of new offices have added to this business such that our Energy Services business generated approximately 81% of our consolidated revenue in 2007. Certain characteristics of this new business, such as seasonality, margins and working capital requirements, are fundamentally different that those of our previous business, therefore, we believe our historical results will not be indicative of our future performance. As an example, the Energy Services business appears to be somewhat seasonal with the strongest sales occurring in the second half of the year. This seasonality is likely to result in greater fluctuations in our revenue, earnings and working capital requirements throughout the year than we have historically experienced. Because certain of our expenses are relatively fixed as described below, seasonal fluctuations in the revenues of our energy services business are also likely to cause fluctuations in our gross margins during the year.
          Uncertainty regarding our Energy Technology Segment. The Company was founded in 1997 for the purpose of marketing the EnergySaver line of energy efficient lighting controllers. In December 2006, due to changes in lighting technology, we discontinued the active marketing of the EnergySaver product and wrote off most of our remaining inventory and our investment in the Virtual Negawatt Power Plan. In May 2005, we added the eMAC and uMAC line of HVAC and lighting controllers (the “eMAC line”) through the acquisition of Maximum Performance Group, Inc. To date, neither product line has reached the level of sales necessary to contribute to our profitability.
          In late 2006, we commissioned an independent review of the market for the eMAC which concluded that there appears to be a good market for the product. We therefore began an engineering project to replace certain components that were being discontinued by their manufacturers, to add cellular communications capabilities and to enable LEED certification and UL listing approval. The project has experienced delays and cost overruns and, due to the limited availability of certain discontinued components for the existing version of the eMAC line, resulted in lower than expected sales of the eMAC during 2007. The Energy Technology segment incurred a significant loss during 2007, in part due to the fact that the sales and administrative overhead of this segment was positioned to support a higher level of eMAC sales than was actually achieved during the year. These events contributed to the determination that MPG’s goodwill was impaired, resulting in the $4,181,969 impairment charge at the end of 2007.
          We have retained an engineering consulting firm to assume responsibility for completing the eMAC upgrades with the objective of completing an upgraded version of the product in the second half of 2008. We have also reduced the overhead of this segment in an attempt to reduce its 2008 loss. While we continue to believe there is a good market for the eMAC product line, we have not determined whether we can achieve the scale necessary for it to become a profitable business. The successful completion of the eMAC engineering project during 2008 will be key to determining the future of this business. We are committed to turning around the performance of this segment and are carefully reviewing all of our alternatives for this business.
Results of Operations
          Our revenue reflects the sale of our products and services, net of allowances for returns and other adjustments. Our revenue is generated from the sale of services and products, primarily in the U.S. Nine customers collectively accounted for approximately 50% of our consolidated billings during 2007, while three customers collectively accounted for approximately 40% of our consolidated billings during 2006.
          The cost of goods sold for our Energy Services business consists primarily of materials, our internal labor and the cost of subcontracted labor. The costs of goods sold for our Energy Technology business include charges from the contract manufacturer that manufactures the eMAC line of controllers, charges from outside contractors used to install our product in our customers’ facilities, depreciation, freight and charges for potential future warranty claims.
          Sales and gross profits depend in part on the volume and mix of products and services sold during any given period. A portion of our expenses, such as the cost of certain supervisory personnel, are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses do not increase proportionately with sales.

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
Twelve-Month Period Ended December 31, 2007 Compared With the Twelve-Month Period Ended December 31, 2006
          Revenue. Our revenue increased $11,337,506, or 139%, to $19,481,130 during the year ended December 31, 2007, as compared to $8,143,624 for the year ended December 31, 2006. Of our 2007 revenue approximately 81% was derived from our Energy Services business and 19% was derived from our Energy Technology business. During 2006 Energy Services and Energy Technology generated 41% and 59% of our total revenue, respectively.
          Revenue for our Energy Services segment was $16,182,172 during 2007, an increase of $12,880,158, or 390% over the $3,302,014 recognized in 2006. Contributing to the increase in revenue for the Energy Services segment was inclusion of Parke and Kapadia for a full year in 2007 (both were acquired during 2006), and the acquisitions of Texas Energy and Preferred Lighting during 2007. Revenue also benefited from an increase in the number of salespeople working in the segment and increased experience of our salespeople. Revenue for the Energy Services segment is expected to continue to grow as the salespeople added and the acquisitions made in 2007 contribute for a full year.
          Revenue for the Energy Technology segment was $3,609,816 in 2007, a decline of $1,231,794 or 25%, from the $4,841,610 recorded in 2006. The decline in revenue was the result of our decision in December 2006 to discontinue the active marketing of the EnergySaver. Our eMAC related revenue was approximately flat in 2007 when compared to 2006. While the segment benefited from utility energy rebates for certain eMAC projects, eMAC sales declined approximately 25% due to limited availability of product resulting from delays in the development of a new version of the eMAC. We hope that the new version of the eMAC will be ready for distribution in the second half of 2008, in the meantime availability of the product will continue to be limited. As a result, we expect the 2008 revenue for the Energy Technology segment to be lower than the level achieved in 2007.

          During 2007 we recorded intercompany sales of $319,150 which represented sales from our Energy Technology segment to the Energy Services segment which resold the product to its customer.
          The seasonality of revenue during 2008 is expected to be similar to that of 2007, with significantly higher revenue realized in the third and fourth quarters of the year compared to the first and second quarters.
          Gross Profit. Our gross profit for 2007 was $4,398,730, an increase of $3,186,400, or 263%, from the gross profit of $1,212,330 earned in 2006. Our gross profit margin was 22.6% in 2007, compared to 14.9% in 2006. The improvement in our gross profit was the result of increased revenue in our Energy Services segment. We believe that certain fixed costs contained in our cost of sales will not increase at the same rate as future revenue, which will contribute to increases in our gross margins in future periods. These same fixed costs will also cause fluctuations in our margins on a quarterly basis due to the seasonality of our sales.
          SG&A Expense. Our selling, general and administrative expense increased $906,681, or approximately 7%, to $13,072,381 in 2007 when compared to $12,165,700 in 2006. All of this increase was attributable to the inclusion of a full year of expenses for Parke and Kapadia (both of which were both acquired in 2006) and the additions of Texas Energy and Preferred Lighting during 2007. Our SG&A expense did not grow as fast as our revenue during 2007. As a result, SG&A expense as a percentage of our total revenue declined to 67% in 2007 from 149% in 2006. SG&A expense is expected to increase moderately in 2008 due to the inclusion of a full year of expense for our 2007 acquisitions and new hires, but is expected to continue to decline as a percentage of our total consolidated revenue.
          Amortization of Intangibles. Expense associated with the amortization of intangible assets increased $801,872, or 66%, to $2,011,878 in 2007, from $1,210,006 in 2006. This increase was primarily due to the increase in intangible assets added with the acquisitions of Texas Energy and Preferred Lighting during 2007. Absent any further acquisitions, amortization expense will decline to approximately $858,000 in 2008.
          Impairment Loss. During the fourth quarter of 2007, we completed an impairment analysis of our subsidiary, Maximum Performance Group Inc., and determined that its carrying value exceeded its fair value to the degree that the goodwill associated with this business was completely impaired. As a result we recorded an impairment charge of $4,181,969 in December 2007 to reduce the carrying value of the asset to zero.. The decline in the fair value at Maximum Performance Group was largely due to delays in an engineering project to upgrade the eMAC. Delays in completing this project adversely impacted the sales of the product during 2007, due to limited availability of components, and set back our marketing plans for the product.

          Other Non-Operating Income (Expense). Other expense declined $2,393,958 during 2007 to $685,230, compared to $3,079,188 for 2006. Interest expense declined $2,321,277 to $952,093 in 2007 from $3,273,370 in 2006. The components of interest expense for the years ended December 31, 2007 and 2006 are as follows:

Year ended December 31	2007	2006

Line of credit	$—	$50,344
Note payable	16,547	16,563
Mortgage	43,931	46,495
Subordinated convertible notes	293,683	—
Convertible term loans	—	249,065
Other	5,476	1,772
Amortization of deferred issuance costs and debt discount	592,456	1,175,970
Prepayment penalty	—	516,071
Value of adjustment in conversion Price	—	950,865
Termination of post re-payment interest obligation	—	266,225

Total Interest Expense	$952,093	$3,273,370

          Total contractual interest expense (the interest on outstanding loan balances) declined $4,602 in 2007 to $359,637, as compared to $364,239 in 2006. In June 2006 we repaid two convertible terms loans and our convertible revolving note was converted to common stock, which contributed to the decline in contractual interest expense. This was largely offset by new $5 million subordinated convertible term notes which we issued in June 2007.
          Upon the repayment of the convertible term loans in June 2006, we were required to pay a prepayment penalty of $516,071 and to recognize as interest expense the remaining unamortized balance of the capitalized issuance costs and the debt discount totaling $978,525. During June 2006 we also incurred a charge of $266,225 related to the termination of our obligation to pay the term loan lender a portion of certain cash flows for a five-year period. Upon the closing of a PIPE transaction in June 2006 and the repayment of the term loans, the holder of a convertible revolving note elected to convert the outstanding balance on the note into shares of our common stock. The revolving note contained anti-dilution provisions which automatically adjusted the conversion price of the note to $7.00 per share, which is the price at which we issued shares as part of the June 2006 PIPE transaction. The lender would have received 5,557 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 134,779 shares. The market value of the 126,222 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.

Twelve-Month Period Ended December 31, 2006 Compared With the Twelve-Month Period Ended December 31, 2005
          Revenue. Our revenue increased $4,450,195, or 120% to $8,143,624 during the year ended December 31, 2006, as compared to $3,693,429 for the year ended December 31, 2005. Revenue generated by our Energy Services segment was responsible for $3,302,014 or 74% of the increase in our revenue for 2006. The Energy Services segment was created in 2006 through the acquisitions of Parke and Kapadia. During 2006 59% of our revenue was generated by the Energy Technology segment and 41% was generated by our Energy Services segment, while in 2005 100% of our revenue came from the Energy Technology segment.
          The balance of the increase in revenue was generated by our Energy Technology segment due to increased eMAC sales, which was partially offset by lower EnergySaver sales. The increase in the eMAC revenue was due to the inclusion of a full year of results for MPG (MPG was acquired in May 2005) and higher unit sales.
          Gross Profit. Our gross profit increased $1,210,755 to $1,212,330 for the year ended December 31, 2006, as compared to $1,575 for the year ended December 31, 2005, while our gross profit margin increased to 14.9% for 2006 as compared to 0.04% earned in 2005. Included in the 2006 cost of sales was a $568,577 one time charge to write-off most of our EnergySaver inventory due to our decision to terminate the active marketing of this product. Adjusting for this charge, our gross profit for 2006 was $1,780,907, or 21.9% of sales. The increase in gross profit from 2005 was primarily attributable to increased sales of the eMAC and the acquisition of Parke on June 29, 2006. The 2006 cost of goods sold includes $296,953 of share based compensation expense resulting from our adoption of SFAS 123(R) on January 1, 2006. No share based compensation was included in the 2005 cost of goods sold.
          SG&A Expense. Our selling, general and administrative expense increased $6,802,197 or 127% to $12,165,700 for 2006, as compared to $5,363,503 for 2005. Approximately 67% or $4,532,001 of the increase in the 2006 SG&A was related to our adoption of SFAS 123(R) on January 1, 2006. We did not record stock compensation expense in 2005. Other significant items contributing to the increase in SG&A expense was $531,000 in penalties resulting from our inability to have the Laurus registration and the June PIPE registration declared effective within the timeframes required under the related documents, approximately $660,000 of SG&A expense resulting from the inclusion of Parke and Kapadia for portions of 2006 and approximately $680,000 from the inclusion of MPG for the full year.
          Amortization of Intangibles. Intangible Amortization expense increased $738,241 to $1,210,006 in 2006 from $471,765 in 2005. The increase in amortization expense was due to the acquisitions of Parke and Kapadia in 2006.
          Impairment Loss. During the quarter ended September 30, 2006, we completed a preliminary impairment analysis and determined that the carrying value of our VNPP (“Virtual Negawatt Power Plan”) asset exceeded its fair value by $760,488. In order to reduce the carrying value to the fair value we recorded a non-cash impairment charge of $760,488 in September 2006. During the fourth quarter of 2006 we updated our analysis based on new information and revised assumptions and determined that the asset was completely impaired. As a result we reduced the carrying value of the asset to $0 and recorded an additional impairment charge of $423,037 in December 2006. During 2005 recorded an impairment loss of $242,830 related to the reduction in carrying value of goodwill associated with Great Lakes Controlled Energy due to our decision to sell the company.

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

          Contractual interest expense (the interest on outstanding loan balances) increased $86,662 or 31% to $364,239 during 2006 from $277,577 in 2005. The increase in contractual interest was the result of higher average outstanding balances, due in part to the issuance of the $5 million term loan in November 2005 (which was repaid in June 2006), and higher average interest rates. Amortization of the deferred issuance costs and the debt discount related to the Laurus revolver and convertible term loans, which is included in interest expense, increased $1,010,557 to $1,175,970 during 2006 from $165,413 during 2005. With the early repayment of all of the Laurus loans in June 2006, we were required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $1,009,277. The balance of the increase in amortization expense was related to the amortization of deferred issuance costs associated with the $5 million term loan issued in November 2005. 2006 interest expense also includes prepayment penalties of $516,071 for the early repayment of the Laurus term loans and $266,225 for the cost of terminating the obligation to pay Laurus a portion of the cash flows generated by certain VNPP projects for the next five years. Upon the closing of the PIPE Transaction and repayment of the term loans in June 2006, Laurus elected to convert the outstanding balance on the revolving note into shares of our common stock. The revolving note contained anti-dilution provisions which automatically adjusted the conversion price of the note to $7.00 per share, which is the price at which we issued shares as part of the June 2006 PIPE transaction. The lender would have received 5,557 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 134,779 shares. The market value of the 126,222 additional shares it received as a result of the adjustment was recorded as interest expense in the amount of $950,865.
          During April 2005 we issued a warrant to purchase 57,143 shares of our common stock to Laurus in exchange for its consent to a private equity issuance and the acquisition of MPG, as well as waiving its right to adjust the conversion price on its convertible term note and convertible revolving note. The warrant was valued at $160,000 using a modified Black-Scholes option pricing model and charged to interest expense during the period.

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
          We have issued certain securities in the past that contain anti-dilution provisions (commonly referred to as ratchets) which automatically adjust the exercise or conversion price of the security if we issue any new equity security, or securities convertible into equity, at a price below the exercise or conversion price of the security with the anti-dilution provision. Primarily as a result of our declining stock price, we had three instances during 2006 where we had to adjust the exercise price or the conversion price on one or more securities, each of which resulted in us recording a charge for a non-cash deemed dividend. In January 2006 we issued stock options at the then current market price of $65.10 per share, which was less than the $96.60 exercise price on a warrant held by one of our former Series E Preferred stock holders. Adjusting the exercise price of this warrant resulted in a non-cash deemed dividend of $266,390.
          On June 29, 2006, we issued shares in the PIPE Transaction at $7.00 per share (as discussed in Note 20 to our financial statements). The issuance price of the securities issued in this transaction was less than the conversion price on our Series E Convertible Preferred stock, which contained anti-dilution provisions. Prior to the anti-dilution adjustment the holders of the Series E Convertible Preferred stock would have been entitled to 224,861 shares of common stock on conversion, whereas after the adjustment they were entitled to 3,092,621 shares of common stock on conversion. The market value of the additional 2,867,760 shares receivable upon conversion was recorded as a non-cash deemed dividend in the amount of $23,085,467 on June 29, 2006.
          In addition, a number of the outstanding common stock warrants, most of which were held by former holders of our Series E Convertible Preferred Stock, also contained similar anti-dilution provisions. Prior to the June 2006 PIPE Transaction the exercise price on these warrants ranged from $94.50 per share to $105.00 per share. The issuance of common stock in the June 2006 PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $7.00 per share. We compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, using a modified Black-Scholes option pricing model and determined that the reduction in the exercise price had increased the value of the warrants by $297,868. We recognized the expense as a deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
          On April 28, 2005, in exchange for $5,625,000 in gross proceeds, we issued a package of securities to five institutional investors. The package of securities included 59,524 shares of our common stock and 42-month warrants to purchase 29,762 additional shares of common stock at $110.25 per share. The issuance of these shares caused the exercise price of certain warrants with anti-dilution provisions to automatically adjust to $94.50 per share. We compared the value of the warrants with the old exercise price to the value of the warrants with the reduced exercise price, through the use of a modified Black-Scholes option pricing model, and determined that the reduction in the exercise price had increased the value of the warrants by $484,445. Since these warrants were issued as part of a securities offering the increase in value is considered to be a deemed dividend to the security holders. We recorded the deemed dividend by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders equity.
Liquidity and Capital Resources
          During the twelve-month period ended December 31, 2007 we incurred a net loss of $15.6 million and used $6.8 million of cash for operating activities. We have taken steps to improve our current liquidity and provide the growth capital necessary to fund our plan for 2008 and for future growth.
          As of December 31, 2007, we had cash and cash equivalents of $4,780,701, compared to cash and cash equivalents of $4,663,618 on December 31, 2006. Our contractual obligations as of December 31, 2007 totaled $9,186,480, and include: $6,909,932 of debt (includes expected interest payments of $1,077,993); $870,541 in office leases; and $2,634,000 under various employment agreements.
          Our principal cash requirements are for operating expenses, including employee costs, the costs related to research and development, the cost of outside services including those providing contract manufacturing, accounting, legal, engineering and electrical contracting services, and the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the private placement of our common and preferred stock, as well as through various forms of secured debt.
          The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Year ended December 31	2007	2006	2005

Net cash used in operating activities	$(6,774,805)	$(6,248,085)	$(6,956,642)
Net cash used in investing activities	(1,217,834)	(4,264,930)	(2,181,846)
Net cash provided by financing activities	8,109,722	10,947,483	11,577,830

Net Increase in Cash and Cash Equivalents	117,083	434,468	2,439,342

Cash and Cash Equivalents, at beginning of period	4,663,618	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$4,780,701	$4,663,618	$4,229,150

2007 Compared to 2006
          Net cash increased $117,083 and $434,468 during the years ended December 31, 2007 and 2006, respectively.
Operating Activities
          Operating activities consumed cash of $6,774,805 during the year ended December 31, 2007 as compared to consuming cash of $6,248,085 during the year ended December 31, 2006.
          Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital. To get a better understanding of cash sources and uses, we like to split the cash used or provided by operating activities into two pieces: the cash consumed (or generated) by operating activities before changes in working capital; and the cash consumed (or generated) from changes in working capital.
          The cash consumed by operating activities before changes in working capital was $3,846,148 during 2007, a $1,777,930 or 32% reduction from the $5,624,078 consumed during 2006. This reduction was the result of increased sales and improvements in our gross profit during 2007. We believe that we will see additional reductions in the cash consumed by operating activities before changes in working capital if our revenue and profitability continue to improve as we believe they will, to the point that our operations will begin to generate cash before changes in working capital in future periods.
          Changes in working capital consumed $2,928,657 during 2007 as compared to consuming $624,007 during 2006. The increase in working capital was the result of the impact of higher sales during 2007, particularly during the fourth quarter of 2007. We expect our working capital requirements to continue to increase with increases in our sales in future periods, though we hope improvements in our receivables turnover and reductions in our inventory will keep the growth in working capital to a rate that is lower than the growth of our future sales.
Investing Activities
          Investing activities consumed $1,217,834 during 2007 as compared to consuming $4,264,930 during 2006. During 2007 we acquired the assets and assumed certain liabilities of Texas Energy Products and Preferred Lighting in two separate transactions. The cost of the acquisitions, including transaction costs, net of cash acquired was $703,539. During 2006 we acquired Parke P.A.N.D.A. Corporation and Kapadia Consulting for $4,098,377, including cash consideration and transaction costs, net of the cash acquired. Also during 2006 we sold all of the stock of Great Lakes Controlled Energy Corporation to the former owners of that company. Great Lakes’ cash balances of $83,586 were transferred with the sale of the company. Fixed asset purchases increased $431,328 to $514,295 during 2007 from $82,967 during 2006. The increase was primarily related to purchases of additional delivery vehicles required to support our increased level of business activity and acquisition of a new accounting system and related hardware.
Financing Activities
          Financing activities generated cash of $8,109,722 during 2007 as compared to generating $10,947,483 during 2006. In April 2007 we received the proceeds from a stockholder rights offering which raised $2,999,632 and incurred issuance costs of $248,293. During May and June of 2007 we raised $5,000,000 through the issuance of subordinated convertible term notes to a group of eight investors, incurring issuance costs of $8,572 in the process. We also borrowed $171,440 during 2007 to fund the purchase of new delivery vehicles, made scheduled payments of $56,592 on our mortgage and vehicle loans and received $252,107 from the exercise of options and warrants.
2006 Compared to 2005
          Net cash increased $434,468 and $2,439,342 during the years ended December 31, 2006 and 2005, respectively.
Operating Activities
          The net cash consumed in operating activities declined $708,557 or 10% to $6,248,085 in 2006 compared to $6,956,642 in 2005. The cash consumed before changes in working capital increased $209,099 or 4% to $5,624,078 in 2006 compared to $5,414,979 in 2005. The increase in cash consumed was primarily the result of our net loss.
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

LIQUIDITY
          Our primary sources of liquidity are our available cash reserves of $4,780,701 and a $3 million revolving credit note which was arranged in March 2008. This new revolving credit note matures on March 31, 2009 and bears interest at 17% per annum, with 12% payable in cash and the remaining 5% to be capitalized and added to the principal balance on the note. The note also requires the payment of an unused funds fee of 4% per annum on the unused portion of the note. We may borrow any amount, at any time during the term of the note as long as it is not in default at the time of the advance.
          During fiscal 2007, operating activities consumed cash of $6.8 million.
          Our ability to continue to expand the sales of our products and services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, the level and amount of product marketing and sales efforts and the magnitude of research and development, among other things.
          We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us acquire companies and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2008:
•	Focus on increasing the sales and profitability of our products and services. During the past two years we have increased our revenue by $15,787,701, or 427% and we saw our gross profit increase from $1,575 to $4,398,720. This improvement in our gross profit was largely offset by $7,708,878 increase in our SG&A ($3,982,147 excluding non-cash share based compensation) over the period, the result of acquisitions and the addition of sales and administrative support personnel. However, we believe that we have the infrastructure in place to support a doubling of revenue in 2008, without the need to increase our headcount significantly from current levels. If we can achieve this, we believe we will significantly reduce or eliminate the cash consumed from operating activities, before changes in working capital.

•	Turn around the performance of our Energy Technology segment. Largely as a result of lower than expected sales, our Energy Technology segment recorded an operating loss of approximately $8.2 million during 2007, or 55% of our total operating loss. Part of the failure to achieve scale in this business is due to delays in getting a new version of the eMAC into production. We have taken steps to address this issue and hope that the new version of the eMAC will be available during the second half of 2008. We have secured a supply of discontinued parts to allow us to continue to service and sell to existing customers on a limited basis until the new version is available. In the meantime, we have taken steps to reduce the overhead costs of this segment to better align them with the anticipated level of business activity. Based on marketing studies commissioned in 2007, and our experience marketing the product since forming Lime Energy, we believe there is a good market for this segment’s products and we have an established base of customers to build upon. We are committed to turning around the performance of this segment and are carefully reviewing all of our alternatives for this business.

•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.

          We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities, we may begin to experience a liquidity shortage in the latter half of 2008 which could force us to raise additional capital, scale back our growth plans, or in the worst case cease operations.
          If in the future we raise additional capital (which may require stockholder approval), our existing stockholders, to the extent they do not participate in the capital raise, will likely experience dilution of their present equity ownership position and voting rights, depending upon the number of shares issued and the terms and conditions of the issuance. If we raise capital through the issuance of additional equity, the new equity securities issued may have rights, preferences or privileges senior to those of our common stock.
Off-Balance Sheet Arrangements
          None.
Contractual Obligations
          Our obligations to make future payments under contracts as of December 31, 2007 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt (1)(2)(3)	$6,909,932	$590,860	$6,250,639	$67,884	$549
Operating leases	870,541	337,796	447,466	85,279	—
Employment agreements	2,634,000	1,144,000	1,490,000	—	—

Total	$9,186,480	$2,072,656	$8,188,105	$153,163	$549

(1)	Excludes floating rate interest on the long-term debt. Interest payments required during 2008, based on current interest rates are projected to be $32,000.

(2)	Includes $602,740 of interest on subordinated notes payable in shares of common stock

(3)	$5,000,000 in subordinated convertible notes will automatically convert to common stock if the closing price on our common stock is $10.50 or greater for 20 days in a 30 day period at any time after May 31, 2008.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 requires that companies recognize in their financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, no adjustment to retained earnings was made.
     Our subsidiaries file income tax returns in various tax jurisdictions, including the United States and certain U.S. states. We had substantially concluded all US Federal and State income tax matters for years up to and including 2001.
     We recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of our realization in the future. At December 31, 2007, we had US federal net operating loss carryforwards available to offset future taxable income of approximately $75 million, which expire in the years 2018 through 2026. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of US net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryforwards will likely be significantly limited under certain circumstances. We are currently in the process of calculating the potential Section 382 limitations.
     Our policy is to recognize interest and penalties related to income tax matters in interest and income tax expense respectively. There were no interest and penalties related to income taxes recorded at January 1, 2007, the date of adoption of FIN 48.
          In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Certain requirements of Statement No. 157 are required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of Statement No. 157 has been deferred for one year by the FASB. The Company does not expect adoption of the sections of Statement No. 157 which are effective for fiscal years beginning after

November 15, 2007 to have a material effect on the Company’s consolidated financial statements. We are currently evaluating the impact of the delayed Sections of Statement No. 157 on its consolidated financial statements, but has not yet determined the impact of its adoption.
     In February 2007, the FASB issued Statement of Financial Accounting Standards The Fair Value Option for Financial Assets and Liabilities (“Statement No. 159”). Statement No. 159 will become effective as of the beginning of the first fiscal year beginning after November 15, 2007. Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of Statement No. 159 in the first quarter of 2008 is not expected to have a material impact on our consolidated financial statements as we do not expect to elect the fair value option for any financial assets or liabilities.
     In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“Statement No. 141R”), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt Statement No. 141R on January 1, 2009.
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. (“Statement No. 160”) Statement No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between a parent and its noncontrolling interest as equity transactions provided the parent does not lose control. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, must be adopted concurrently with SFAS 141R, and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. We are currently evaluating the impact that Statement No. 160 will have on our financial statements and disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
          The only significant exposure we have to market risk is the risk of changes in market interest rates. The interest rate on our mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of December 31, 2007, the prime rate was 7.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $4,900.

Item 8. Financial Statements and Supplementary Data.
          Index to Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

F-4	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2007, 2006 and 2005

F-8 - F-52	Notes to Consolidated Financial Statements

F-53	Schedule II, Valuation and Qualifying Accounts

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.

Item 9A(T). Controls and Procedures.
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures for maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
          This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
          None.
PART III
          Certain information required to be included in Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
          Information required by this item regarding our directors and executive officers and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by this item regarding our codes of ethics is incorporated by reference to all information under the caption “Codes of Conduct and Business Ethics” in the Proxy Statement. Information required by this item regarding our separately designated standing Audit Committee and our Audit Committee Financial Experts is incorporated by reference to all information under the caption “Committees of the Board of Directors—Audit Committee” in the Proxy Statement. We had no material changes to procedures by which security holders may recommend nominees to our Board of Directors.
Item 11. Executive Compensation.
          Information required by this item regarding compensation of our named executive officers is incorporated by reference to all information under the caption “Executive Compensation” in the Proxy Statement. Information required by this item regarding compensation of our directors is incorporated by reference to all information under the caption “Compensation of Directors” in the Proxy Statement. Information required by this item regarding our Compensation Committee interlocks and insider participation is incorporated by reference to all information under the caption “Compensation Committee Interlocks and Insider Participation.” Information required by this item regarding the report of our Compensation Committee is incorporated by reference to all information under the caption “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management.
          Information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference to all information under the caption “Security Ownership of Principal Stockholders and Management—Beneficial Owners of Greater than 5% of Each Class of Our Common Stock” and “—Directors and Executive Officers” in the Proxy Statement. Information required by this item regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference to all information under the caption “Stock Options and Incentive Compensation” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Information required by this item regarding certain relationships and related transactions is incorporated by reference to all information under the caption “Transactions with Related Persons” in the Proxy Statement. Information required by this item regarding the review and approval of related-party transactions is incorporated by reference to all information under the caption “Review, Approval or Ratification of Transactions with Related Persons,” Information required by this item regarding the director independence is incorporated by reference to all information under the caption “Independent Directors,”
Item 14. Principal Accountant Fees and Services.
          Information required by this item regarding principal auditor fees and services is incorporated by reference to all information under the caption “Independent Auditors’ Fees” in the Proxy Statement. Information required by this item regarding our Audit Committee’s pre-approval policies and procedures and the status of our auditors’ employees is incorporated by reference to all information under the captions “Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor,”
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

The information required by this item is included in Item 8 of Part II of this report.

(a)(2)	Financial Statement Schedule

The information required by this item is included in Item 8 of Part II of this report.

(a)(3)	Exhibits

See Item 15(b) below.
          (b) Exhibits

Exhibit
Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of April 29, 2005, by and among the Company, MPG Acquisition Corporation, and Maximum Performance Group, Inc. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 28, 2005 and filed on May 4, 2005)

2.2.1
Agreement and Plan of Merger, dated as of May 19, 2006, by and among the Company, Parke Acquisition LLC, and Parke P.A.N.D.A. Corporation (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 19, 2006 and filed on May 22, 2006)

Exhibit
Number	Description of Exhibit

2.2.2
Joinder and Amendment to Agreement and Plan of Merger by and among the Company, Parke Acquisition LLC, and Parke P.A.N.D.A. Corporation (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 29, 2006 and filed on July 6, 2006)

2.3
Agreement and Plan of Merger dated September 26, 2006 by and among the Company, Kapadia Acquisition, Inc., Kapadia Consulting, Inc., and Pradeep Kapadia (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 26, 2006 and filed on September 29, 2006)

3.1.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.01 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.2
Certificate of Amendment to Certificate of Incorporation dated August 30, 2001 (Incorporated herein by reference to Exhibit 3.02 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.3
Certificate of Amendment to Certificate of Incorporation dated July 31, 2002 (Incorporated herein by reference to Exhibit 3.03 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.4
Certificate of Amendment to Certificate of Incorporation dated May 4, 2005 (Incorporated herein by reference to Exhibit 3.04 of the Company’s Amendment No. 4 to Form S-1 on February 14, 2007 (File No. 333-136992))

3.1.5
Certificate of Amendment to Certificate of Incorporation dated January 23, 2007 (Incorporated herein by reference to Exhibit 3.05 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.6
Certificate of Ownership and Merger Merging Lime Energy Subsidiary Company into Electric City Corp. (Incorporated herein by reference to Exhibit 3.06 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.7
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of the Company dated August 30, 2001 (Incorporated herein by reference to Exhibit 3.07 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.8
Certificate of Designations of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company dated October 13, 2000 (Incorporated herein by reference to Exhibit 3.08 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.9
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Convertible Preferred Stock of the Company dated June 3, 2002 (Incorporated herein by reference to Exhibit 3.09 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.10
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series D Convertible Preferred Stock of the Company dated June 26, 2003 (Incorporated herein by reference to Exhibit 3.10 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

Exhibit
Number	Description of Exhibit

3.1.11
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series E Convertible Preferred Stock of the Company dated March 18, 2004 (Incorporated herein by reference to Exhibit 3.11 of the Company’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.2	Amended and Restated Bylaws, as amended (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 8, 2007 and filed June 11, 2007)

4.1 *	Specimen Stock Certificate

4.2.1	2001 Stock Incentive Plan (Incorporated herein by reference to Annex B of the Company’s Proxy Statement on Form 14A filed on April 28, 2006)

4.2.2	Amendment to Stock Incentive Plan (Incorporated herein by reference to Annex A of the Company’s Proxy Statement on Form 14A on April 28, 2006)

4.3
Amended and Restated Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit 4.63 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 and filed on May 13, 2004)

4.4
Form of Common Stock Warrant Used to Pay Certain Vendors (Incorporated herein by reference to Exhibit 4.44 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and filed on April 14, 2005)

4.5
Form of Common Stock Warrant (with Cashless Exercise Provision) Used to Pay Certain Vendors (Incorporated herein by reference to Exhibit 4.45 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and filed on April 14, 2005)

4.6
Form of Common Stock Warrant, With Vesting Period issued April 28, 2005 Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 28, 2005 and filed on May 4, 2005)

4.7
Form of Common Stock Warrant, Without Vesting Period issued April 28, 2005 Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated April 28, 2005 and filed on May 4, 2005)

4.8	Stock Trading Agreement dated as of April 29, 2005 Incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated April 28, 2005 and filed on May 4, 2005)

4.9
Warrant Certificate dated November 22, 2005 to Purchase 2,000,000 shares of common stock Par Value $0.0001 Per Share, of the Company issued to Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A dated November 22, 2005 and filed on February 9, 2006)

4.10
Registration Rights Agreement dated November 22, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K/A dated November 22, 2005 and filed on February 9, 2006)

4.11
Employee Stock Option Agreement dated June 30, 2006 between the Company and Daniel Parke (Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated June 29, 2006 and filed on July 6, 2006)

4.12
Employee Stock Option Agreement dated July 11, 2006 between the Company and David Asplund (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 11, 2006 and filed on July 17, 2006)

4.13
Employee Stock Option Agreement dated July 11, 2006 between the Company and Daniel Parke (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 11, 2006 and filed on July 17, 2006)

Exhibit
Number	Description of Exhibit

4.14
Employee Stock Option Agreement dated July 11, 2006 between the Company and Jeffrey Mistarz (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2006 and filed on July 17, 2006)

4.15
Employee Stock Option Agreement dated July 11, 2006 between the Company and Leonard Pisano (Incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 11, 2006 filed on July 17, 2006)

4.16
Employee Option Agreement dated August 15, 2006 between the Company and Jeffrey Mistarz (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2006 filed on August 18, 2006)

4.17
Warrant Certificate dated May 29, 2007 to purchase shares of common stock, par value $0.0001 per share, of the Company issued Richard P. Kiphart (Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 29, 2007 filed on May 30, 2007)

10.1
Common Stock Purchase Warrant dated September 11, 2003 issued by the Company in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated September 11, 2003 and filed on September 16, 2003)

10.2
Form of Secured Convertible Revolving Note dated September 11, 2003, made by the Company in favor of Laurus Master Fund, Ltd. (Incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated September 11, 2003 and filed on September 16, 2003)

10.3
Securities Purchase Agreement dated March 19, 2004, among the Company and Security Equity Fund, Mid Cap Value Series, SBL Fund, Series V, Security Mid Cap Growth and SBL Fund Series J (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 19, 2004 and filed on March 23, 2004)

10.4
Redemption and Exchange Agreement dated March 19, 2004, by and among the Company and Newcourt Capital USA Inc., Morgan Stanley Dean Witter Equity Funding, Inc., Originators Investment Plan, L.P., Cinergy Ventures II, LLC, Leaf Mountain Company, LLC, SF Capital Partners, Ltd., Richard Kiphart, David P. Asplund, John Thomas Hurvis Revocable Trust, John Donohue, Augustine Fund, LP, and Technology Transformation Venture Fund, LP (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 19, 2004 and filed on March 23, 2004)

10.5.1
Third Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 13, 2005 by the Company and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 13, 2005 and filed on December 15, 2005)

10.5.2
Fourth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 28, 2006 by the Company and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 28, 2006 and filed on December 29, 2006)

10.6
Employment Agreement, dated as of May 3, 2005, between the Company and Leonard Pisano (Incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed March 21, 2006)

10.7
Consulting Agreement with John Mitola dated January 21, 2006 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2006 and filed on January 26, 2006)

Exhibit
Number	Description of Exhibit

10.8
Employment Agreement, dated as of January 23, 2006, between the Company and David Asplund (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2006 and filed on February 22, 2006)

10.9
Stock Purchase Agreement dated as of April 3, 2006 between the Company, Eugene Borucki and Denis Enberg (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2006 and filed on April 7, 2006)

10.10
Non-Competition, Non-Disclosure And Non-Solicitation Agreement Dated as of March 31, 2006 between the Company and Eugene Borucki (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 3, 2006 and filed on April 7, 2006)

10.11
Non-Competition, Non-Disclosure And Non-Solicitation Agreement Dated as of March 31, 2006 between the Company and Denis Enberg (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated April 3, 2006 and filed on April 7, 2006)

10.12
Securities Purchase Agreement dated June 29, 2006 by and among the Company and the investors named therein (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 29, 2006 and filed on July 6, 2006)

10.13.1
Employment Agreement dated as of June 30, 2006 between Parke Acquisition, LLC and Daniel Parke (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 29, 2006 and filed on July 6, 2006)

10.13.2
Amendment to Employment Agreement dated October 1, 2007 between Parke Acquisition, LLC and Daniel W. Parke. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 1, 2007 and filed on October 2, 2007)

10.14
Non-Competition Agreement dated as of June 30, 2006 by and among the Company, Parke Acquisition, LLC and Daniel Parke (Incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 29, 2006 and filed on July 6, 2006)

10.15
First Amendment to Commercial Lease Agreement dated June 30, 2006 by and between M&D Investments and Parke Industries, LLC (Incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated June 29, 2006 and filed on July 6, 2006)

10.16.1
Employment Agreement, dated as of August 9, 2006, between the Company and Jeffrey Mistarz (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 15, 2006 and filed on August 18, 2006)

10.16.2
Amendment to Employment Agreement dated October 1, 2007 between Lime Energy Co. and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 1, 2007 and filed on October 2, 2007)

10.17
Agreement with The Parke Family Trust dated February 1, 2007 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 24, 2007 and filed on February 21, 2007)

10.18
Agreement with the PIPE Transaction investors dated February 1, 2007 (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 24, 2007 and filed on February 21, 2007)

10.19.1	Agreement with David Asplund dated November 3, 2006 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 24, 2007 and filed on February 21, 2007)

Exhibit
Number		Description of Exhibit

10.19.2
Second Amendment to Employment Agreement dated October 1, 2007 between Lime Energy Co. and David R. Asplund. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 1, 2007 and filed on October 2, 2007)

10.20
Agreement with Richard Kiphart dated November 2, 2006 (Incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 24, 2007 and filed on February 21, 2007)

10.21
Agreement with David Valentine dated November 2, 2006 (Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 24, 2007 and filed on February 21, 2007)

10.22
Loan Agreement between the Company and various lenders, including Richard P. Kiphart, dated May 29, 2007 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 29, 2007 and filed on May 30, 2007)

10.23
Investor Rights Agreement between the Company and various investors, including Richard P. Kiphart, dated May 29, 2007 (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 29, 2007 and filed on May 30, 2007)

10.24
Fifth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 17, 2007 by the Company and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 17, 2007 and filed on December 18, 2007)

10.25
Third Amended and Restated Mortgage Note dated December 17, 2007, by and among American Chartered Bank and the Company (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 17, 2007 and filed on December 18, 2007)

10.26
Revolving Line of Credit Note dated March 12, 2008 by and among the Company and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 12, 2008 and filed on March 14, 2008)

10.27
Note Issuance Agreement dated March 12, 2008 by and among the Company and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A dated March 12, 2008 and filed on March 14, 2008)

14.1
Code of Ethics For Chief Executive Officer and Chief Financial Officer of the Company (Incorporated herein by reference to Exhibit 14 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed on March 29, 2004)

14.2
Code of Business Conduct and Ethics (All Officers, Directors and Employees) (Incorporated herein by reference to Exhibit 14.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed March 21, 2006)

21	*	List of subsidiaries

23.1	*	Consent of BDO Seidman LLP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ David R. Asplund

David R. Asplund
Chief Executive Officer
March 31, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Asplund David Asplund	Chief Executive Officer & Director	March 31, 2008
/s/ Daniel Parke Daniel Parke	President, Chief Operating Officer & Director	March 31, 2008
/s/ Jeffrey Mistarz Jeffrey Mistarz	Chief Financial Officer & Treasurer	March 31, 2008
/s/ Richard Kiphart Richard Kiphart	Chairman of the Board	March 31, 2008
/s/ Gregory Barnum Gregory Barnum	Director	March 31, 2008
/s/ William Carey William Carey	Director	March 31, 2008
/s/ Joseph Desmond Joseph Desmond	Director	March 31, 2008
/s/ David Valentine David Valentine	Director	March 31, 2008

Report of Independent Registered Public Accounting Firm
Lime Energy Co.
Elk Grove Village, Illinois
We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the schedule in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share- Based Payments” using the modified prospective transition method.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP
March 28, 2008

Lime Energy Co.
Consolidated Balance Sheets

December 31,	2007	2006

Assets

Current Assets
Cash and cash equivalents	$4,780,701	$4,663,618
Accounts receivable, less allowance for doubtful accounts of $151,000 and $366,000 at December 31, 2007 and 2006, respectively	6,382,060	2,825,947
Inventories (Note 6)	693,227	614,491
Advances to suppliers	374,713	132,083
Costs of Uncompleted Contracts in Excess of Related Billings	952,997	—
Prepaid expenses and other	250,169	279,017

Total Current Assets	13,433,867	8,515,156

Net Property and Equipment (Note 7)	1,542,327	1,201,008

Long Term Receivables	224,568	102,904

Deferred Financing Costs, net of amortization of $1,687 at December 31, 2007 (Note 12)	6,885	—

Intangibles, net of amortization of $3,693,648 and $1,681,771 at December 31, 2007 and 2006, respectively (Notes 4 and 8)	3,979,052	5,126,829

Cost in Excess of Assets Acquired	6,757,133	10,450,968

	$25,943,832	$25,396,865

Lime Energy Co.
Consolidated Balance Sheets

December 31,	2007	2006

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable (Note 14)	150,000	150,000
Current maturities of long-term debt (Note 15)	81,954	46,699
Accounts payable	3,092,226	1,344,725
Accrued expenses (Note 9)	1,571,683	1,251,777
Deferred revenue	1,531,417	967,446
Customer deposits	1,180,834	1,148,090

Total Current Liabilities	7,608,114	4,908,737

Deferred Revenue	244,792	748,980

Long-Term Debt, less current maturities net of unamortized discount of $2,412,305 and $0 as of December 31, 2007 and 2006, respectively (Notes 12 and 15)	3,187,680	520,392

Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	12,074,586	7,212,109

Commitments (Notes 17 and 19)

Stockholders’ Equity (Notes 20, 21, 22, 23 and 24)
Common stock, $.0001 par value; 200,000,000 shares authorized, 7,720,269 and 7,112,374 issued as of December 31, 2007 and December 31, 2006, respectively	773	711
Additional paid-in capital	106,267,336	95,030,180
Accumulated deficit	(92,398,863)	(76,846,135)

Total Stockholders’ Equity	13,869,246	18,184,756

	$25,943,832	$25,396,865

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenue	$19,481,130	$8,143,624	$3,693,429

Cost of sales (includes reserve for obsolete inventory of $0, $568,558 and $19,232 in the years ended December 31, 2007, 2006 and 2005, respectively)	15,082,400	6,931,294	3,691,854

Gross profit	4,398,730	1,212,330	1,575

Selling, general and administrative (includes share based compensation expense of $3,582,066, $4,519,686 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively)	13,072,381	12,165,700	5,363,503
Amortization of intangibles (Note 8)	2,011,878	1,210,006	471,765
Impairment loss (Note 3)	4,181,969	1,183,525	242,830

Operating loss	(14,867,498)	(13,346,901)	(6,076,523)

Other Income (Expense)
Interest income	266,863	194,182	58,737
Interest expense (Notes 11, 12, 13, 14 and 15)	(952,093)	(3,273,370)	(602,990)

Total other income (expense)	(685,230)	(3,079,188)	(544,253)

Loss from continuing operations before discontinued operations	(15,552,728)	(16,426,089)	(6,620,776)

Discontinued Operations:
Loss from operation of discontinued business	—	(21,425)	(251,962)

Net Loss	(15,552,728)	(16,447,514)	(6,872,738)

Preferred Stock Dividends (Note 23)	—	(24,347,725)	(1,851,345)

Net Loss Available to Common Shareholders	$(15,552,728)	$(40,795,239)	$(8,724,083)

Basic and diluted loss per common share from continuing operations	$(2.06)	$(10.60)	$(18.59)
Discontinued operations	—	(0.01)	(0.55)

Basic and Diluted Loss Per Common Share	$(2.06)	$(10.61)	$(19.14)

Weighted Average Common Shares Outstanding (Note 24)	7,541,960	3,844,087	455,809

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Consolidated Statements of Stockholders’ Equity

			Series E	Series E	Additional		Total
		Common	Preferred	Preferred	Paid-in	Accumulated	Stock-holders’
	Common Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2004	396,311	$40	224,752	$2,248	$55,303,866	$(53,525,883)	$1,780,271

Issuance of common stock (net of offering costs of $211,787)	59,524	6	—	—	5,413,207	—	5,413,213
Conversion of preferred stock	2,064	—	(2,167)	(22)	22	—	—
Acquisition of Maximum Performance Group, Inc.	23,735	2	—	—	2,691,605	—	2,691,607
Cumulative dividends on preferred stock	—	—	—	—	(1,366,900)	—	(1,366,900)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	13,669	137	1,366,763	—	1,366,900
Warrants issued in connection with convertible debt issuance	—	—	—	—	920,000	—	920,000
Common stock issued for services received	2,147	—	—	—	125,484	—	125,484
Warrants issued for services received	—	—	—	—	319,800	—	319,800
Net loss for the year ended December 31, 2005	—	—	—	—	—	(6,872,738)	(6,872,738)

Balance, December 31, 2005	483,781	$48	236,254	$2,363	$64,773,847	$(60,398,621)	$4,377,637

Issuance of common stock (net of offering costs of $115,107)	2,553,571	255	—	—	17,759,639	—	17,759,894
Cumulative dividends on preferred stock	—	—	—	—	(698,000)	—	(698,000)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	6,980	70	697,930	—	698,000
Conversion of preferred stock	3,099,411	310	(243,234)	(2,433)	2,123	—	—
Sale of Great Lakes Controlled Energy Corporation	(2,027)	—	—	—	(193,743)	—	(193,743)
Acquisition of Parke P.A.N.D.A. Corporation	714,286	72	—	—	4,999,928	—	5,000,000
Acquisition of Kapadia Consulting, Inc.	71,429	7	—	—	479,993	—	480,000
Conversion of revolver	135,838	14	—	—	951,963	—	951,977
Beneficial value of adjustment in revolver conversion price	—	—	—	—	950,865	—	950,865
Term loan liquidated damages satisfied through the issuance of common stock	23,014	2	—	—	185,258	—	185,260
Termination of post repayment interest obligation	33,071	3	—	—	266,222	—	266,225
Warrants issued for services received	—	—	—	—	25,200	—	25,200
Share based compensation	—	—	—	—	4,828,955	—	4,828,955
Net loss for the year ended December 31, 2006	—	—	—	—	—	(16,447,514)	(16,447,514)

Balance, December 31, 2006	7,112,374	$711	—	$—	$95,030,180	$(76,846,135)	$18,184,756

Issuance of common stock (less issuance costs of $202,932)	428,519	43	—	—	2,796,657	—	2,796,700
Offering costs for 2006 issuance of common stock	—	—	—	—	(45,361)	—	(45,361)
Acquisition of Texas Energy Products, Inc.	28,571	3	—	—	213,997	—	214,000
Acquisition of Preferred Lighting, Inc.	15,069	2	—	—	384,920	—	384,922
Release of escrow shares to former owners of Maximum Performance Group, Inc.	2,959	—	—	—	26,309	—	26,309
Satisfaction of liquidated damages through the issuance of common stock	87,673	9	—	—	613,699	—	613,708
Share based compensation	—	—	—	—	3,726,731	—	3,726,731
Warrants issued in connection with Subordinated Convertible Notes	—	—	—	—	1,136,537	—	1,136,537
Value of beneficial conversion feature on Subordinated Convertible Notes	—	—	—	—	1,866,537	—	1,866,537
Satisfaction of interest obligation through issuance of common stock	7,088	1	—	—	83,826	—	83,827
Warrants issued for services received	—	—	—	—	162,000	—	162,000
Exercise of options	33,005	3	—	—	222,006	—	222,009
Exercise of warrants	5,011	1	—	—	30,094	—	30,095
Warrant repricing	—	—	—	—	19,204	—	19,204
Net loss for the year ended December 31, 2007	—	—	—	—	—	(15,552,728)	(15,552,728)

Balance, December 31, 2007	7,720,269	$773	—	$—	$106,267,336	$(92,398,863)	$13,869,246

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Statements of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cash Flows From Operating Activities
Net loss	$(15,552,728)	$(16,447,514)	$(6,872,738)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	126,241	105,442	96,872
Share based compensation	3,726,731	4,828,955	—
Depreciation and amortization	2,200,444	1,386,597	601,869
Amortization of deferred financing costs	1,687	299,964	93,774
Amortization of issuance discount	590,769	898,409	71,639
Liquidated damages satisfied through issuance of common stock	613,708	185,260	—
Termination of post repayment interest and interest converted to common stock	—	274,747	—
Beneficial value of adjustment in revolver conversion price	—	950,865	—
Issuance of shares and warrants in exchange for services received	162,000	25,200	319,800
Accrued interest converted to common stock	83,827	—	—
Loss on disposal of fixed assets	—	115,914	11,743
Warrant repricing	19,204	—	—
Asset impairment	—	1,183,525	—
Provision for inventory obsolescence	—	568,558	19,232
Goodwill impairment	4,181,969	—	242,830
Changes in assets and liabilities, net of dispositions
Accounts receivable	(3,701,117)	(279,822)	(484,685)
Inventories	42,397	519,491	(121,254)
Advances to suppliers	(242,630)	192,594	148,012
Other current assets	(902,614)	72,537	(81,604)
Accounts payable	1,646,123	(359,331)	(1,299,561)
Accrued liabilities	280,501	(300,017)	2,136
Deferred revenue	23,999	(196,310)	401,050
Customer deposits	(75,316)	(273,149)	(105,757)

Net cash used in operating activities	(6,774,805)	(6,248,085)	(6,956,642)

Cash Flows From Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(703,539)	(4,098,377)	(1,632,972)
Sale of discontinued operations	—	(83,586)	—
Purchase of property and equipment	(514,295)	(82,967)	(548,874)

Net cash used in investing activities	(1,217,834)	(4,264,930)	(2,181,846)

Cash Flows From Financing Activities
Borrowings (payments) on line of credit	—	(1,456,545)	2,000,000
Proceeds from long-term debt	5,171,440	—	5,000,000
Payments on long-term debt	(56,592)	(5,355,865)	(541,547)
Proceeds from issuance of common stock	2,999,632	17,875,000	5,625,000
Costs related to stock issuances	(248,293)	(115,107)	(211,787)
Cash paid for deferred financing costs	(8,572)	—	(293,836)
Proceeds from exercise of options and warrants	252,107	—	—

Net cash provided by financing activities	8,109,722	10,947,483	11,577,830

Net Increase in Cash and Cash Equivalents	117,083	434,468	2,439,342

Cash and Cash Equivalents, at beginning of period	4,663,618	4,229,150	1,789,808

Cash and Cash Equivalents, at end of period	$4,780,701	$4,663,618	$4,229,150

Lime Energy Co.
Statements of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest — continuing operations (including prepayment penalties)	$134,000	$911,000	$214,200
Cash paid during the period for interest — discontinued operations	—	—	400
Interest obligation satisfied through the issuance of common stock	83,827	—	—

Stock, warrants and options issued in exchange for services received	17,143	3,600	45,686

Accrual satisfied through the issuance of common stock	345,583	7,410	—

Satisfaction of accrued dividends on Series E Preferred
Stock through the issuance of 6,980 and 13,669 shares of Series E Preferred stock during the years ended
December 31, 2006 and 2005, respectively	—	698,000	1,366,900

Conversion of convertible debt to common stock	$—	$943,455	$—
Holders of Series E preferred stock converted 243,234 shares of Series E preferred stock into 3,099,411 shares of the Company’s common stock during the year ended December 31, 2006.
The holder of the Company’s revolving convertible note converted the outstanding balance of $943,455 along with $7,410 of accrued interest thereon into 135,838 shares of the Company’s common stock on June 29, 2006.
The Company satisfied $161,096 of liquidated damages for failing to register common stock with the SEC in connection with the $5 million term loan which the Company issued in November 2005, through the issuance on June 29, 2006 of 23,014 shares of its common stock to the holder of the note.
On June 29, 2006, in exchange for receiving 33,071 shares of the Company’s common stock, the holder of the $5 million term loan issued in November 2005 waived the requirement that the company pay a portion of the cash flow generated by certain projects for a period of 5 years following the repayment of the note.
See accompanying notes to consolidated financial statements.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 1 — Description of Business
     Lime Energy Co. (the “Company”), a Delaware corporation, is a developer and integrator of energy savings technologies and services. The Company is made up of seven separate companies, comprising three distinct business segments: Maximum Performance Group, Inc. (“MPG”) and the discontinued EnergySaver business comprise the Energy Technology segment, Parke Industries, LLC (“Parke”), Kapadia Energy Services, Inc. (“Kapadia”), Lime Midwest, Inc. (“Lime Midwest”), Texas Energy Products, Inc. (“Texas Energy”) and Preferred Lighting, Inc. (“Preferred Lighting”) comprise the Energy Services segment and Lime Finance, Inc. comprises the finance services segment. Lime Energy, Lime Midwest and Lime Finance are headquartered in Elk Grove Village, Illinois, a suburb of Chicago. MPG is headquartered in San Diego with a sales office in New York City and Ellington, Connecticut. Parke is headquartered in Glendora, California with several sales offices in northern California and an office in Salt Lake City, Utah. Kapadia is headquartered in Ventura, California with offices in New York City and Peekskill, New York. Texas Energy is headquartered in Austin, Texas with an office in Dallas, Texas and Preferred Lighting is headquartered in Seattle, Washington. In March 2006, the Company sold Great Lakes Controlled Energy Corporation (“Great Lakes”), which comprised the building control and automation control segment.
Note 2 — Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Note 3 — Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of Lime Energy Co. and its wholly owned subsidiaries, Maximum Performance Group, Inc., Parke Industries LLC, Kapadia Energy Services, Inc., Lime Midwest, Inc., Texas Energy Products, Inc., Preferred Lighting, Inc. and Lime Finance, Inc. All significant intercompany balances and transactions have been eliminated.
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
     Concentration of Risk
     The Company’s customers are primarily owners of, or tenants of, commercial and industrial buildings. One customer accounted for approximately 10% of the Company’s consolidated billings during the year ended December 31, 2007. Three customers each accounted for approximately 13% of the Company’s consolidated billings during the year ended December 31, 2006, while two customers

Lime Energy Co.
Notes to Consolidated Financial Statements
accounted for approximately 37% and 11% of the Company’s consolidated billings during the year ended December 31, 2005.
     The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2007, two suppliers accounted for approximately 17% and 10% of the company’s purchases, respectively. During the year ended December 31, 2006, one supplier accounted for approximately 12% of the Company’s total purchases while no single supplier accounted for more than 10% of the Company’s total purchases during the year ended December 31, 2005.
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
     Properties & Equipment
     Property and equipment are stated at cost. For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives:

Buildings	39 years
Office equipment	3 — 5 years
Furniture	5 — 10 years
Equipment	3 — 5 years
Transportation equipment	3 — 5 years
     Cost in Excess of Assets Acquired
     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of 2004, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Building Control and Automation segment. That assessment, supported by independent appraisals of the fair value of the segment, did not identify any impairment. However, the 2005 appraisal, made using customary valuation methodologies, including discounted cash flows and fundamental analysis, did reveal an impairment. Further supporting this

Lime Energy Co.
Notes to Consolidated Financial Statements
assessment, in February 2006, the Company signed a letter of intent to sell the segment for an amount below the carrying value of the reporting unit. The decline in fair value of the Building Control and Automation segment was primarily the result of the segment failing to meet earnings expectations, due in part to strong competition in its markets. As a result of this decline in fair value, the Company recorded an impairment loss of $242,830 during the year ended December 31, 2005.
     During the fourth quarter of 2007, the Company updated its projections for portions of the Energy Services and Energy Technology businesses and estimated the fair value based on the discounted current value of the estimated future cash flows. It then compared the implied fair values of the reporting units to their carrying values. The analysis did not identify any impairment for the Energy Services business, but did determine that the value of the Energy Technology’s goodwill was impaired. The decline in the fair value of the Energy Technology segment was primarily the result of lower than expected sales of the eMAC line of HVAC controllers, in large part due to delays in product enhancements designed to replace discontinued components and add cellular communication capabilities. As a result of the decline in the fair value, the Company recorded an impairment loss of $4,181,969 during the fourth quarter of 2007.
     It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, the Company may have to take additional charges to recognize a further write-down of the value of its acquisitions to their estimated fair values.
     Deferred Financing Costs
     The Company incurred $8,572 in costs in connection with the issuance of the convertible subordinated notes during 2007. This expense has been capitalized to deferred financing costs and is being amortized over the three year term of the debt using the effective interest method.
     The Company capitalized costs incurred in arranging its convertible revolving credit facility and convertible term loans as deferred financing. These deferred financing costs were being amortized over the life of the related convertible term loan using the effective interest method. On June 29, 2006 the Company prepaid the outstanding balance on its two convertible term loans and the holder of the convertible notes, elected to convert the outstanding balance of the convertible revolving credit facility into common stock. Upon the repayment and conversion of these notes in June 2006 the Company was required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $231,281. Amortization of the deferred financing costs included in interest expense totaled $1,687, $299,964 and $93,774 in 2007, 2006 and 2005, respectively.
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

Lime Energy Co.
Notes to Consolidated Financial Statements
     During 2006, the Company terminated its Virtual Negawatt Power Program (“VNPP”) in northern Illinois, due to the high capital requirements of the program, changes in lighting technology and changes in the Company’s business plan. As a result of this decision, it reduced the carrying value of its VNPP assets to $0 and recorded an impairment charge of $1,183,525.
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
     The Company accounts for revenue on most of its long-term contracts on the completed contract method, whereby revenue is recognized once the project is substantially complete. However, revenue on some long-term contracts is recorded under the percentage of completion method in conjunction with the cost-to-cost method of measuring the extent of progress toward completion consistent with the AICPA’s Statement of Position 81-1 (SOP 81-1). Any anticipated losses on contracts are charged to operations as soon as they are determinable.
     Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as deferred revenue. Deferred revenue for billings that did not meet the Company’s revenue recognition policies totaled $636,867 and $294,430 as of December 31, 2007 and 2006, respectively.
     The Company’s MPG subsidiary often bundles contracts to provide monitoring services and Internet access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract. The monitoring contracts vary in length from 1 month to 5 years. Deferred revenue included $1,139,342 and $1,421,996 as of December 31, 2007 and 2006, respectively, related to these contracts.
     Costs of Uncompleted Contracts in Excess of Related Billings
     As of December 31, 2007, the Company had several customer projects underway for which it will recognize revenue upon completion of the project. Expenses related to these uncompleted projects have been recorded as a current asset titled “Costs of Uncompleted Contracts in Excess of Related Billings.” These expenses will be recognized as the related projects are completed and revenue is recognized. The Company had costs in excess of related billings of $952,997 and $0 at December 31, 2007 and 2006, respectively. It is expected that the majority of the projects underway as of the end of 2007 will be completed during the first quarter of 2008.

Lime Energy Co.
Notes to Consolidated Financial Statements
     Shipping and Handling Costs
     The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.
     Research and Development Costs
     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were approximately $700,000, $535,000 and $395,000 for the periods ended December 31, 2007, 2006 and 2005, respectively.
     Advertising, Marketing and Promotional Costs
     Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $168,000, $117,000 and $7,000 for the periods ended December 31, 2007, 2006 and 2005, respectively.
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
     Net Loss Per Share
     The Company computes loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Diluted earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, convertible preferred stock or convertible debt as common stock equivalents because the effect would be antidilutive.
     The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2007	2006	2005

Weighted average shares issuable upon exercise of outstanding options	1,744,873	778,310	111,623
Weighted average shares issuable upon exercise of outstanding warrants	332,560	156,783	130,097
Weighted average shares issuable upon conversion of preferred stock	—	108,663	217,030
Weighted average shares issuable upon conversion of convertible debt	419,276	25,272	22,460

Total	2,496,709	1,069,028	481,210

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
     Stock-based Compensation
     The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 25. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”), which requires, among other things, that compensation expense be recognized for employee stock options. Prior to the adoption of SFAS 123(R), the Company accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that are greater than or equal the market value of the underlying common stock on the date of grant under the Company’s stock incentive plan, no compensation expense related to stock options was recorded in the Consolidated Statements of Operations prior to January 1, 2006.
     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. The Company recognized $3,726,731 and $4,828,955 of stock compensation expense during the years ended December 31, 2007 and 2006, respectively.
     The following table illustrates the effect on the net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005:

Year ended December 31,	2005

Net Loss, as reported	$(6,873,000)

Deduct: Stock-based employee compensation expense included in reported net loss	—
Add: Total stock-based employee compensation expense determined under fair value based method for awards	(774,000)

Pro forma net loss	$(7,647,000)

Net loss per share:
Basic and diluted — as reported	$(19.14)
Basic and diluted — pro forma	$(20.84)

Lime Energy Co.
Notes to Consolidated Financial Statements
     For purposes of this pro forma disclosure the fair value of each option granted has been estimated on the date of grant using a modified Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

December 31,	2005

Risk-free interest rate	2.27%
Expected volatility	65%
Expected life (years)	9.1
Expected dividend yield	0%

     The weighted-average fair value of options granted was $4.76 in 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.
     Warranty Obligations
     The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty period. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 10 for additional information about the Company’s warranty liability.
     Insurance Reserves
     In October 2005, the Company implemented a partially self-funded health insurance program for its employees. Under the program the Company is responsible for the first $35,000 of each individual claim, but its exposure is limited on a monthly and cumulative basis through insurance provided by a third party insurance company. The Company accrues on a monthly basis an amount sufficient to cover its maximum exposure under the program. At the end of each plan year it assesses the adequacy of the reserve based on its claims history and adjusts the reserve as necessary. It had accrued liabilities of $102,665, $45,423 and $57,231 as of December 31, 2007, 2006 and 2005, respectively, to cover future claims under the program.
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

Lime Energy Co.
Notes to Consolidated Financial Statements
The Company’s subsidiaries file income tax returns in various tax jurisdictions, including the United States and certain U.S. states. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2001.
     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2007, the Company had US federal net operating loss carryforwards available to offset future taxable income of approximately $75 million, which expire in the years 2018 through 2026. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of US net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, it believes utilization of its net operating loss carryforwards will likely be significantly limited under certain circumstances. The Company is currently in the process of calculating the potential Section 382 limitations.
     The Company’s policy is to recognize interest and penalties related to income tax matters in interest and income tax expense respectively. There were no interest and penalties related to income taxes recorded at January 1, 2007, the date of adoption of FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Certain requirements of Statement No. 157 are required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of Statement No. 157 has been deferred for one year by the FASB. The Company does not expect adoption of the sections of Statement No. 157 which are effective for fiscal years beginning after November 15, 2007 to have a material effect on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the delayed Sections of Statement No. 157 on its consolidated financial statements, but is not yet in a position to determine the impact of its adoption.
     In February 2007, the FASB issued Statement of Financial Accounting Standards The Fair Value Option for Financial Assets and Liabilities (“Statement No. 159”). Statement No. 159 will become effective as of the beginning of the first fiscal year beginning after November 15, 2007. Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of Statement No. 159 in the first quarter of 2008 is not expected to have a material impact on the

Lime Energy Co.
Notes to Consolidated Financial Statements
Company’s consolidated financial statements as it does not expect to elect the fair value option for any financial assets or liabilities.
     In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“Statement No. 141R”), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt Statement No. 141R on January 1, 2009.
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. (“Statement No. 160”) Statement No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between a parent and its noncontrolling interest as equity transactions provided the parent does not lose control. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, must be adopted concurrently with SFAS 141R, and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company is currently evaluating the impact that Statement No. 160 will have on its financial statements and disclosures.
Note 4 — Acquisitions
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
     The merger consideration, after post closing adjustments, consisted of $1,632,972 in cash (net of transaction costs of $137,386 and cash acquired of $136,492), 26,553 shares of Lime Energy common stock, of which 2,818 shares were issued in 2007 based upon an earn-out formula tied to MPG’s revenue during the two year period following the merger. Total consideration was $4,613,728, which consisted of $1,632,079 in cash; stock valued at $2,716,633 (based on the average closing price the Company’s stock for the five days before and after the announcement of the transaction of $113.40 per share and $8.89 per share for the earn-out shares — the stock price on the date the shares were released from escrow); $137,386 in transaction costs; plus commissions paid to Delano Securities in the form of 1,336 shares of common stock valued at $1,252 (based on the closing price of the Company’s stock on the dates of payment).
     As a result of the merger, Merger Subsidiary (which changed its name to Maximum Performance Group, Inc. pursuant to the merger) became responsible for the liabilities of MPG, including

Lime Energy Co.
Notes to Consolidated Financial Statements
approximately $232,000 in payments owed to shareholders and affiliates and approximately $40,000 of bank debt and capitalized lease obligations.
     The assets acquired and liabilities assumed in the acquisition are as follows:

Accounts receivable	$292,102
Inventory	326,122
Advances to suppliers	472,689
Other current assets	63,611
Net Property and equipment	121,608
Identifiable intangible assets	2,432,600
Goodwill (non-deductible)	4,181,969

Total assets acquired	7,890,701

Accounts payable	(928,509)
Accrued expenses	(658,940)
Deferred revenue	(1,011,616)
Other current liabilities	(525,676)
Notes payable	(289,587)

Total liabilities acquired	(3,414,328)

Net assets acquired	4,476,373

Less valuation of shares issued for acquisition	(2,716,664)
Acquisition costs paid through the issuance of common stock	(126,737)

Total cash paid, including acquisition costs, net of cash acquired	$1,632,972

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

	Estimated	Estimated
Asset Class	Value	Useful Life

eMac technology and software	$1,979,900	4.0 years
Customer relationships	267,800	9.7 years
Customer contracts	184,900	12 months

     Parke P.A.N.D.A. Corporation
Lime Energy Co.
Notes to Consolidated Financial Statements
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
     The merger consideration consisted of $2,720,000 in cash and shares of common stock having the value of $5 million (valuing each share at the $7.00 price used in the private placement of common stock described under Note 22(i)) or 714,286 shares of Lime Energy common stock, all of which was paid to The Parke Family Trust, the sole stockholder of Parke, which is beneficially owned by Daniel Parke and his spouse, Michelle A. Parke, who are also the trustees of such Trust. As a result of the merger, Merger Subsidiary became responsible for the liabilities of Parke, including $400,000 due on its line of credit and approximately $46,000 in various vehicle loans. The acquisition has been recorded using the purchase method of accounting.
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
     The assets acquired and liabilities assumed in the acquisition, are as follows:

Cash	$1,710
Accounts receivable	710,465
Inventory	142,789
Other current assets	7,088
Net property and equipment	79,917
Identifiable intangible assets	3,247,000
Goodwill (non-deductible)	5,584,874

Total assets acquired	9,773,843

Line of credit	(400,000)
Accounts payable	(338,536)
Accrued expenses	(89,571)
Notes payable	(45,763)
Other current liabilities	(368)
Deferred tax liability	(1,034,000)

Total liabilities assumed	(1,908,238)

Net assets acquired	7,865,605

Less valuation of shares issued for acquisition	(5,000,000)
Acqusition costs	(145,605)

Total cash paid	$2,720,000

Lime Energy Co.
Notes to Consolidated Financial Statements
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
     The merger consideration consisted of $1,250,000 in cash and 71,429 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $6.72 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.
     Kapadia is an engineering firm that specializes in energy management consulting and energy efficient lighting upgrades for commercial and industrial users. At the time of the acquisition Kapadia had seven employees, was headquartered in Peekskill, New York and had an office in Ventura, California.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The assets acquired and liabilities assumed in the acquisition are based on a preliminary allocation as follows:

Cash	$47,329
Accounts receivable	574,160
Inventory	111,962
Other current assets	122,451
Long term receivables	17,713
Property and equipment	16,430
Identifiable intangible assets	1,129,000
Goodwill (non-deductible)	710,433

Total assets acquired	2,729,478

Accounts payable	(657,079)
Accrued expenses	(299,316)
Other current liabilities	(11,272)

Total liabilities assumed	(967,667)

Net assets acquired	1,761,811

Less valuation of shares issued for acquisition	(480,000)
Acqusition costs	(31,811)

Total cash paid	$1,250,000
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

     Texas Energy Products and Preferred Lighting, Inc.
     On June 6, 2007, effective retroactive to May 31, 2007, the Company entered into an Asset Purchase Agreement with George Bradley Boyett dba Texas Energy Products. Pursuant to the agreement, Texas Energy Products, Inc., a newly formed wholly owned subsidiary of the Lime Energy, acquired all of the business assets and assumed certain liabilities held by Mr. Boyett for $319,324 in cash and 28,571 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $7.49 per

Lime Energy Co.
Notes to Consolidated Financial Statements
share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.
     On August 6, 2007, effective retroactive to July 31, 2007, the Company entered into an Asset Purchase Agreement with Preferred Lighting, Inc. pursuant to which a newly formed wholly owned subsidiary of Lime Energy, acquired all of the business assets and assumed certain liabilities held by Preferred Lighting, Inc. for $409,953 in cash (including $109,953 paid in 2008 pursuant to an earn-out based on 2007 earnings), 15,069 shares of Lime Energy common stock and warrants to purchase 21,429 shares of Lime Energy common stock at $13.23 per share. For accounting purposes the common stock was valued at $13.30 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing and the warrants were valued at $184,500 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.909%, expected volatility of 75.0%, expected dividend of $0, and expected life of four years. The acquisition was also recorded using the purchase method of accounting.
     The assets acquired and liabilities assumed in the acquisitions, based on a preliminary allocation are as follows:

	Texas	Preferred
	Energy	Lighting

Cash	$17,899	$31,127
Accounts receivable	78,410	24,491
Inventory	67,634	53,499
Other current assets	4,800	16,735
Property and equipment	7,000	8,593
Identifiable intangible assets	496,000	368,100
Goodwill (deductible)	28,780	433,045

Total assets acquired	700,523	935,590

Accounts payable	(101,356)	(22)
Accrued expenses	(19,241)	(20,164)
Other current liabilities	(35,784)	(108,059)

Total liabilities assumed	(156,381)	(128,245)

Net assets acquired	544,142	807,345

Less valuation of shares and warrants issued for acquisition	(214,000)	(384,922)
Acqusition costs	(10,818)	(12,470)

Total cash paid	319,324	409,953
     The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $496,000 and $368,100 of the Texas Energy Products and Preferred Lighting purchase prices, respectively, to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets.

Lime Energy Co.
Notes to Consolidated Financial Statements
This amortization and goodwill will be deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Texas Energy Products
Sales backlog	$223,000	3 Months
Sales pipeline	273,000	6 Months

Preferred Lighting
Sales backlog	$15,400	4 months
Sales pipeline	335,000	16 months
Customer list	17,700	3 years
     Both companies are energy services companies that specialize in energy efficient lighting upgrades. In addition Texas Energy products markets energy efficient window film and roofing. Texas Energy Products is headquartered in Austin, Texas, has a sales office in Dallas, Texas and had four employees on the date of acquisition. Preferred Lighting is headquartered in Seattle, Washington and also had four employees at the time of acquisition.
     The acquisitions of MPG, Parke, Kapadia, Texas Energy and Preferred Lighting were recorded using the purchase method of accounting. Accordingly, the results of operations for each company have been included in the consolidated statement of operations since their respective dates of acquisition.
     Unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 for the Company assuming the acquisitions of MPG and Parke had taken place on January 1, 2005 are as follows:

Year ended December 31,	2006	2005

Revenue:
As Reported	$8,143,624	$3,693,429
Pro-forma	10,027,454	7,298,786

Net Loss from Continuing Operations:
As Reported	$(16,426,089)	$(6,620,776)
Pro-forma	(16,056,887)	(8,360,207)

Basic and Diluted Loss per Share from Continuing Operations:
As Reported	$(10.61)	$(19.14)
Pro-forma	(8.84)	(19.01)
     The pro forma operating results as if the Company had completed the acquisitions of Kapadia, Texas Energy and Preferred Lighting are not significant to the Company’s financial statements and are not presented.

Lime Energy Co.
Notes to Consolidated Financial Statements
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
     On April 3, 2006, the Company completed a Stock Purchase Agreement with Eugene Borucki and Denis Enberg (the “Purchasers”) in which it sold, effective as of March 31, 2006, all of the outstanding capital stock of Great Lakes Controlled Energy Corporation to the Purchasers for 2,027 shares of Lime Energy common stock. The shares of Lime Energy common stock received from the Purchasers were retired and became authorized but un-issued shares. For accounting purposes, the Company valued these shares at $95.55 each, which is the average closing market price of the common stock prior to entering into the letter of intent to sell Great Lakes. The Company did not incur a gain or loss on the sale of Great Lakes, however it did incur an impairment charge of $242,830 during the year ended December 31, 2005 when it reduced the carrying value of the goodwill associated with Great Lakes in anticipation of the sale.
     The revenue and loss related to discontinued operations were as follows:

Year ended December 31	2006	2005

Revenue	$485,787	$1,161,343
Net Loss	(21,425)	(251,962)
Note 6 — Inventories
     Inventories consisted of the following:

December 31,	2007	2006

Raw materials	$681,602	$1,010,995
Work in process	—	3,700
Finished goods	13,463	196,586
Reserve for obsolescence (1)	(1,838)	(596,790)

	$693,227	$614,491

(1)	Includes $553,909 reserve for obsolete EnergySaver inventory as of December 31, 2006.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 7 — Property and Equipment
     Property and equipment consist of the following:

December 31,	2007	2006

Land	$205,000	$205,000
Building	1,011,723	997,381
Furniture	120,609	82,946
Equipment	121,622	43,192
Office equipment	561,785	342,906
Transportation equipment	303,212	123,055

	2,323,951	1,794,480
Less accumulated depreciation	(781,624)	(593,472)

	$1,542,327	$1,201,008

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 8 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The following is a summary of the Company’s goodwill as of December 31, 2007:

	Building
	Control and	Energy	Energy
	Automation	Technology	Services	Total

Balance at January 1, 2005	$416,573	—	—	416,573
Acquisition of Maximum Performance Group, Inc.	—	4,155,660	—	4,155,660
Impairment charge	(242,831)	—	—	(242,831)

Balance at December 31, 2005	$173,742	$4,155,660	$—	$4,329,402
Sale of Great Lakes Controlled Energy Corporation	(173,742)	—	—	(173,742)
Acquisition of Parke P.A.N.D.A. Corporation	—	—	5,584,874	5,584,874
Acquisition of Kapadia Consulting, Inc.	—	—	710,433	710,433

Balance at December 31, 2006	$—	$4,155,660	$6,295,307	$10,450,967

Release of escrow shares to Former owners of Maximum Performance Group, Inc.	—	26,309	—	26,309
Acquisition of Texas Energy Products, Inc.	—	—	28,780	28,780
Acquisition of Preferred Lighting, Inc.	—	—	433,045	433,045
Impairment charge	—	(4,181,969)	—	(4,181,969)

Balance at December 31, 2007	$—	$—	$6,757,132	$6,757,132

     See Note 5 for additional information regarding the sale of Great Lakes Controlled Energy and Note 4 for additional information regarding the acquisitions of Maximum Performance Group, Inc, Parke P.A.N.D.A. Corporation, Kapadia Consulting, Inc., Texas Energy Products and Preferred Lighting, Inc. The goodwill related to the acquisitions of Maximum Performance Group, Parke P.A.N.D.A. and Kapadia, is non-deductible for income tax purposes.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The components of intangible assets as of December 31, 2007 and 2006 are as follows:

	Weighted
	Average
	Remaining
	Life	Gross Book	Accumulated	Net Book
	(months)	Value	Amortization	Value

As of December 31, 2007
Indefinite-lived assets		$2,652,000	$—	$2,652,000
Amortized intangible assets:
Technology and software	8.5	1,979,900	1,319,933	659,967
Customer relationships	57.1	432,500	86,390	346,110
Customer contracts	0.0	816,300	816,300	—
Non-compete agreements	3.9	423,000	306,375	116,625
Sales pipe-line	6.6	1,369,000	1,164,650	204,350

Total		$7,672,700	$3,693,648	$3,979,052

As of December 31, 2006
Indefinite-lived assets		$2,652,000	—	$2,652,000
Amortized intangible assets:
Technology and software	14.5	1,979,900	824,958	1,154,942
Customer relationships	64.6	414,800	47,538	367,262
Customer contracts	2.0	577,900	484,400	93,500
Non-compete agreements	9.8	423,000	94,875	328,125
Sales pipe-line	5.0	761,000	230,000	531,000

Total		$6,808,600	$1,681,771	$5,126,829

     The aggregate amortization expense was $2,011,878 and $1,210,006 for the years ended December 31, 2007 and 2006, respectively. The estimated amortization expense for intangible assets for each of the next five years as of December 31, 2007, is as follows:

Amortization
Expense

2008	$857,513
2009	215,927
2010	44,736
2011	39,813
2012	36,440

$1,194,429

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 9 — Accrued Expenses
     Accrued expenses are comprised of the following:

December 31,	2007	2006

Commissions	$30,222	$56,590
Compensation	302,922	149,320
Insurance	137,531	47,866
Interest	172,975	31,059
Job costs	230,665	122,924
Lease expense	36,840	13,502
Professional fees	10,386	82,238
Real estate taxes	42,012	41,689
Registration penalties	—	345,583
Sales tax payable	211,549	35,050
Warranty reserve	377,902	196,783
Other	18,679	129,173

	$1,571,683	$1,251,777

Note 10 — Warranty Liability
     Changes in the Company’s warranty liability are as follows:

December 31,	2007	2006

Balance, beginning of year	$196,783	$228,331
Warranties issued	231,737	54,790
Settlements	(50,618)	(66,307)
Adjustments (1)	—	(20,031)

Balance, end of year	$377,902	$196,783

(1)	Reflects the sale of Great Lakes Controlled Energy
Note 11 — Line of Credit
     On September 11, 2003 the Company closed on a credit facility with Laurus Master Fund, Ltd. (“Laurus”). The facility, which was subsequently amended on August 31, 2004, February 28, 2005 and November 28, 2005, included a $1,000,000 convertible term loan and a $2,000,000 convertible revolving line of credit.
     On June 29, 2006, Laurus exercised its right to convert all of the outstanding balance on the Company’s revolving line of credit of $943,455 plus $7,410 in accrued interest into 135,838 shares of the Company’s common stock, and the line was terminated. The revolving note contained anti-dilution provisions which automatically adjusted the conversion price of the note to $7.00 per share, the price at which the Company issued shares of common stock in the June 2006 PIPE Transaction (as described in

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 20). Laurus (if it still chose to convert the note) would have received 8,557 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 134,779 shares. The market value of the 126,222 additional shares it received as a result of the adjustment (capped at the amount converted including the accrued interest), was recorded as interest expense in the amount of $950,865. On June 29, 2006, the market price of the Company’s common stock was $8.05 per share, as a result the Company recognized an additional $1,112 of non-cash interest expense calculated as the difference between the market price ($8.05) and the conversion price ($7.00) of the 1,059 shares of common stock issued in satisfaction of the accrued interest expense.
Note 12 — Subordinated Convertible Term Notes
     During the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes (the “Term Notes”). The Term Notes mature on May 31, 2010, although they may be prepaid at anytime after May 31, 2008 at the Company’s option without penalty, and accrue interest at the rate of 10% per year. Interest is payable quarterly, 50% in cash and 50% in shares of the Company’s common stock valued at the market price of the Company’s common stock on the interest due date. The Term Notes are convertible at any time at the Investors’ election at $7.00 per share and will automatically convert to shares of common stock at $7.00 per share, if, at any time after May 31, 2008 the closing price of the Company’s common stock exceeds $10.50 per share for 20 days in any consecutive 30-day period. The loan agreement provides for acceleration upon the occurrence of typical events of default, including nonpayment, nonperformance, bankruptcy and collateral impairment.
     As part of the transaction, the Company issued the Investors four-year warrants to purchase 206,044 shares of its common stock at $7.28 per share. These warrants were valued at $1,136,537 utilizing a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.
     The shares issued as part of the quarterly interest payments and issuable upon conversion of the term loan or exercise of the warrants will not be registered for resale, though the Company has given the Investors the right to demand the Company use its best efforts to file as soon as practicable a registration statement to register a minimum of 142,857 issued shares.
     In recording the transaction, the Company allocated the value of the proceeds to the Term Notes and warrants based on their relative fair values. In doing so, it determined that the Term Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Notes (determined on the Term Note issuance date) exceeded the value allocated to the Term Notes of $3,863,463. The Term Notes are convertible into 714,286 shares of common stock, which at the market price of $8.02 per share on date of issuance of the Term Notes was worth $5,730,000. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Notes of $1,866,537 is considered to be the value of the beneficial conversion feature. This calculation is summarized as follows:

Lime Energy Co.
Notes to Consolidated Financial Statements

Value Allocated to Term Notes:
Proceeds from issuance	$5,000,000
Less value allocated to warrants	(1,136,537)

Value allocated to Term Notes	$3,863,463

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the Term Notes	714,286
Closing market value of stock on Term Note issuance date	$8.022

Market value of shares issuable upon conversion	5,730,000

Beneficial Conversion Value:
Market value of shares issuable upon conversion	$5,730,000
Less value allocated to Term Notes	(3,863,463)

Value of beneficial conversion feature	$1,866,537

     The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to the Term Notes and are being amortized over the term of the Term Notes using the effective interest method. Amortization of the discount of $590,769 was included in interest expense during the year ended December 31, 2007.
     In addition, the Company incurred costs of $8,572 relative to the Term Note offering. These costs have been capitalized and are also being amortized over the term of the Term Notes using the effective interest method. Amortization of the deferred issuance costs of $1,687 was included in interest expense during the year ended December 31, 2007.
Note 13 — Convertible Term Loans
     On September 11, 2003, the Company entered into a $1,000,000 convertible Term Loan with Laurus Master Fund, Ltd., which was subsequently amended on August 31, 2004. The term loan was secured by all of the Company’s assets except its real estate; was convertible into the Company’s common stock under certain circumstances at Laurus’ or the Company’s option; required monthly payments of principal and interest; and was schedule to mature on September 1, 2006.
     On November 22, 2005, the Company and Laurus entered into a securities purchase agreement providing for a new four year, $5 million convertible term loan (the “November 2005 Term Loan”). The Company received unrestricted access to the proceeds from the November 2005 Term Loan on November 25, 2005. This term loan was also secured by all of the Company’s assets except its real estate; was convertible into the Company’s common stock under certain circumstances at Laurus’ or the Company’s option; required monthly payments of principal and interest; and was scheduled to mature on November 1, 2009. None of the November 2005 Term Loan was ever converted to common stock.
     As part of the November 2005 Term Loan the Company agreed to split any cash flow generated by the Company’s VNPP and Shared Savings projects, after the payment of related debt, to the extent any portion of the November 2005 Term Loan was used to fund such Projects. In addition, the Company

Lime Energy Co.
Notes to Consolidated Financial Statements
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

     In conjunction with the repayment Laurus agreed to 1) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of its stock issuable upon conversion of the November 2005 Term Loan as required in the related Securities Purchase Agreement, and 2) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP and Shared Savings projects following the repayment of the November 2005 Term Loan, in exchange for receipt of 23,014 and 33,071 shares of the Company’s common stock, respectively. The Company valued these shares at $8.05 per share (the market price on the date of issue) and charged $266,225 to interest expense and $185,260 to selling general & administrative expense during 2006.
     Upon the repayment of the term loans the Company was required to recognize as interest expense the unamortized balance of the discount and capitalized financing costs related to these loans of $777,996 and $231,281, respectively.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 14 — Notes Payable
     As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Duke Investments, LLC (formerly known as Cinergy Investments, LLC). The note accrues interest at the rate of prime (7.25% as of December 31, 2007) plus 3%. As of December 31, 2007 and 2006 the Company had accrued interest payable of $43,643 and $27,096, respectively related to the note.
Note 15 — Long Term Debt
     The Company’s long term debt consists of the following:

December 31,	2007	2006

Mortgage note to American Chartered Bank, prime (7.25% as of December 31, 2007) plus 1/2%, payable in monthly installments of $3,000, plus interest until January 2010. A final payment of $415,000 is due in February 2010. This note is collateralized by the building and land in Elk Grove Village, Illinois.	$490,000	$526,000

Subordinated convertible term note (less debt discount of $2,412,305, as of December 31, 2007).	2,587,695	—

Various other notes	191,939	41,091

Total debt	3,269,634	567,091

Less current portion	81,954	46,699

Total long-term debt	$3,187,680	$520,392

     The aggregate amounts of long-term debt maturing in future years as of December 31, 2007, are as follows:

Aggregate
Maturities

2008	81,954
2009	81,387
2010	5,453,149
2011	36,952
2112	27,950
2113	547

$5,681,939

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 16 — Interest Expense
     Interest expense is comprised of the following:

Year ended December 31	2007	2006	2005

Line of credit (Note 11)	$—	$50,344	$138,097
Note payable (Note 14)	16,547	16,563	9,563
Mortgage (Note 15)	43,931	46,495	39,181
Subordinated convertible notes (Note 12)	293,683	—	—
Convertible term loans (Note 13)	—	249,065	87,709
Other	5,476	1,772	3,027
Amortization of deferred issuance costs and debt discount (Notes 12 and 13)	592,456	1,175,970	165,413
Value of warrant issued to Laurus (Note 22(b))	—	—	160,000
Prepayment penalty (Note 13)	—	516,071	—
Value of adjustment in conversion price (Note 13)	—	950,865	—
Termination of post re-payment interest obligation (Note 13)	—	266,225	—

Total Interest Expense	$952,093	$3,273,370	$602,990

Note 17 — Lease Commitments
     The Company leases a facility in Glendora, California from a company controlled by Dan Parke, the Company’s President and a director. Total rent expense for this facility amounted to $78,371 and $21,000 for 2007 and 2006, respectively. The Company believes that the rates charged by Mr. Parke are reasonable in that they are equivalent to rates charged to other unaffiliated third parties in the building. The Company also leases offices in New York, California, Texas, Connecticut, and Washington from unrelated third parties on which it paid a total of $235,594 during 2007.
     Future minimum rentals to be paid by the Company as of December 31, 2007 are as follows:

	Related	Unrelated
Year ending December 31,	Party	Party	Total

2008	$126,126	$211,671	$337,797
2009	130,403	181,750	312,153
2010	—	135,313	135,313
2011	—	85,279	85,279

Total	$256,529	$614,013	$870,542

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 18 — Income Taxes
     The composition of income tax expense (benefit) is as follows:

Year ended December 31	2007	2006	2005

Deferred
Federal	$(5,353,000)	$(5,453,000)	$(2,272,000)
State	(945,000)	(962,000)	(401,000)
Change in valuation allowance	6,298,000	6,415,000	2,673,000

Benefit for income taxes	$—	$—	$—

     Significant components of the Company’s deferred tax asset are as follows:

December 31	2007	2006

Deferred tax asset consisting principally of net operating losses	$33,897,000	$28,368,000
Deferred tax liabilities, principally related to non-deductible identifiable intangible assets	(1,231,000)	(2,000,000)
Less valuation allowance	(33,700,000)	(27,402,000)

Total net deferred tax liability	$(1,034,000)	$(1,034,000)

     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2007, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $75 million, which expire in the years 2018 through 2027. Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryfowards will likely be significantly limited under certain circumstances. The Company is currently in the process of calculating the potential Section 382 limitations on the future us of its net operating loss carryforwards.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Year ended December 31,	2007	2006	2005

Income tax (benefit) at federal statutory rate	$(5,288,000)	$(5,592,000)	$(2,337,000)

State taxes (net of federal tax benefit)	(1,010,000)	(823,000)	(336,000)

Increase in valuation allowance	6,298,000	6,415,000	2,673,000

Income tax expense (benefit)	$—	$—	$—

     The Company has recorded a valuation allowance of $33.7 million due to the uncertainty of future utilization of the deferred tax assets. In assessing the adequacy of the valuation allowance, the Company determined that there existed a deferred tax liability related to an indefinite-lived intangible, for which the expected reversal was indeterminate. Due to uncertainty of whether this deferred tax liability would reverse prior to expiration of the net operating losses and other deferred tax assets, this liability has not been netted against the Company’s deferred tax assets, resulting in a net deferred tax liability of approximately $1 million as of both December 31, 2007 and 2006.
Note 19 — Commitments and Contingencies
a)	The Company entered into employment agreements with certain officers and employees expiring in 2010. Total future commitments under these agreements are as follows:

Year ending December 31,

2008	$1,144,000
2009	745,000
2010	745,000

Total	$2,634,000

b)	The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.
Note 20 — The June 2006 PIPE Transaction
     On June 29, 2006, the Company entered into a securities purchase agreement with a group of 17 investors (the “PIPE Investors”) pursuant to which it issued to such purchasers an aggregate of 2,553,571 shares of its common stock at a price of $7.00 per share for total gross proceeds of $17,875,000 (the “PIPE Transaction”). Ten of the PIPE Investors, who purchased an aggregate of 1,985,714 shares of common stock in the PIPE Transaction, were holders of Series E Convertible Preferred stock, including three members of the Company’s board of directors (who, together with members of their families, purchased 1,100,000 shares of common stock in the PIPE Transaction). Proceeds from the transaction were used to repay the Company’s outstanding convertible debt and to fund the cash portion of the

Lime Energy Co.
Notes to Consolidated Financial Statements
consideration of the Parke P.A.N.D.A. Corporation and the Kapadia Consulting, Inc. acquisitions, with the balance used for general corporate purposes.
     A provision of the June 2006 PIPE Transaction required the Company to file and have declared effective by November 3, 2006, a registration statement registering the shares issued as part of the PIPE Transaction. To the extent that it failed to have the registration statement declared effective by this date, the Company was required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the 2006 reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE Transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006 the Company had accrued $345,583 in penalties related to its failure to register these shares. The accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007 (when the registration was declared effective), were satisfied through the issuance of 87,673 shares of common stock in January and February 2007.
Note 21 — The Series E Conversion
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
     Prior to the June 2006 PIPE Transaction, the Series E Preferred stock was convertible into the Company’s common stock at $105.00 per share. However, the Series E Preferred contained anti-dilution provisions which required automatic reduction of the conversion price of the Series E Preferred to the price of a new issuance if the Company issued stock or securities convertible into common stock at a price below the Series E Preferred conversion price then in effect. Because the Company issued common stock in the June 2006 PIPE Transaction at $7.00 per share, the Series E Preferred conversion price was automatically reduced to $7.00 per share. Prior to this adjustment the holders of the Series E Convertible Preferred stock would have been entitled to 224,861 shares of common stock on conversion, whereas as a result of this adjustment on conversion they actually received 3,092,621 shares of common stock. The market value of the additional 2,867,760 shares issuable upon conversion of the Series E was recorded as a non-cash deemed dividend in the amount of $23,085,467 on June 29, 2006.

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 22 — Equity Transactions
2005 Transactions
a)	During 2005, two holders of the Company’s Series E Convertible Preferred Stock converted 2,167 shares of Series E Convertible Preferred Stock into 2,064 shares of common stock.

b)	During 2005, the Company issued the following warrants:
•	On April 28, 2005, Laurus Master Fund, Ltd. received a warrant to purchase 3,810 shares of common stock in exchange for its consent to the Company entering into the PIPE Transaction described under c) below and acquiring MPG, as well as waiving its right to adjust the conversion price on the Company’s convertible term note and convertible revolving note. The warrant has an exercise price of $105.00 per share and a term of five years. The warrant was valued at $160,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 2.941%; expected volatility of 43.7%; expected dividend of $0; and expected life of 5 years. The value of the warrant was charged to interest expense during 2005.

•	Various parties received warrants to purchase 4,191 shares of the Company’s common stock with exercise prices between $105.00 and $108.15 per share and terms of three to ten years. The warrants were valued collectively at $159,800 using a modified Black-Scholes option pricing model utilizing the following assumptions (depending on the warrant being valued): risk free rate of 2.366% to 3.029%; expected volatility of 40.7% to 46.5%; an expected dividend of $0; and an expected life of 3 to 10 years. The values of the warrants were charged to operations during the 2005.
c)	On April 28, 2005 the Company issued to five (5) institutional investors, for an aggregate gross purchase price of $5,625,000, 59,524 shares of its common stock and 42 month warrants to purchase 29,762 additional shares of common stock at $110.25 per share. Net proceeds from the transaction were approximately $5,413,000, of which approximately $1,644,000 was used to fund the acquisition of Maximum Performance Group, Inc. The balance of the proceeds were used to pay transaction costs and for general corporate purposes.

Delano Group Securities LLC and Mr. David Valentine acted as advisors on the transaction. The Company paid Delano Group Securities LLC $16,250 and 476 shares of common stock and Mr. Valentine 476 shares of common stock for their services. Mr. Asplund and Mr. Valentine both were serving as directors of Lime Energy at that time. Subsequently, on January 23, 2006, Mr. Asplund became the Company’s CEO.

d)	On May 3, 2005 the Company issued 23,735 shares of common stock in connection with the acquisition of Maximum Performance Group, Inc. Please refer to Note 4 for additional information regarding this transaction.

Lime Energy Co.
Notes to Consolidated Financial Statements
Delano Group Securities LLC acted as an advisor on the acquisition of MPG and was paid $82,176 and 1,195 shares of common stock for its services. These shares were valued at $105.00 per share, which was the closing market price of the Company’s common stock on April 28, 2005. Delano Group Securities LLC is owned by Mr. David Asplund, one of Lime Energy’s directors and effective January 23, 2006, its CEO.

e)	On November 22, 2005 the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd. whereby the Company issued to Laurus a $5 million secured convertible term note and warrants to purchase 19,048 shares of its common stock at $121.80 per share anytime prior to November 22, 2012. The warrants were valued at $920,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.034%; expected volatility of 67.4%; expected dividend of $0; and expected life of 7 years. The value of the warrants was recorded as a discount to the term loan and was to be amortized over the term of the underlying debt utilizing the effective interest method.

This term loan was retired through a cash payment on June 29, 2006. No portion of the term loan was converted to common stock.

f)	During the year ended December 31, 2005, the Company’s Board of Directors declared dividends payable on its Series E Convertible Preferred Stock of $1,366,900. The dividends were paid with 13,699 additional shares of Series E Convertible Preferred Stock.
2006 Transactions
g)	In January 2006 the Company issued stock options at the then current market price of $65.10 per share, which was less than the $96.60 exercise price on a warrant held by one of its former Series E Preferred stock holders. Adjusting the exercise price of this warrant resulted in a non-cash deemed dividend of $266,390.

h)	During the first three months of 2006, two holders of the Company’s Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 6,790 shares of common stock.

i)	Effective March 31, 2006, the Company received 2,027 shares of its common stock as part of the sale of its Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg. These shares have been returned to the status of authorized, unissued shares of common stock.

j)	A number of the Company’s common stock warrants contain anti-dilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction described in i) above, the exercise price on these warrants ranged from $94.50 per share to $105.00 per share. The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $7.00 per share. Utilizing a modified Black-Scholes option pricing model, the Company determined that the increase in value of these warrants that resulted from this adjustment was $297,868, which the Company recorded as a non-cash deemed dividend on June 29, 2006. The

Lime Energy Co.
Notes to Consolidated Financial Statements
Company used the following assumptions when determining the change in value of these warrants: risk free rate of 5.036%; expected volatility of between 97.8% and 154.7; expected dividend of $0; and expected lives of between 0.4 years and 2.7 years.

k)	Immediately following completion of the PIPE Transaction described in Note 20 above, and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 135,838 shares of the Company’s common stock. In addition, in consideration of the issuance of 56,085 shares of common stock, Laurus agreed to (i) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and (ii) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.

l)	On June 30, 2006, the Company issued 714,286 shares to the Parke Family Trust as part of the consideration in the acquisition of Parke P.A.N.D.A. Corporation. Please refer to Note 4 for additional information regarding this transaction.

m)	During the first six months of 2006, the Company’s Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $698,000. The dividends were paid with 6,980 additional shares of Series E Convertible Preferred Stock.

n)	On July 25, 2006, the Company issued a three year warrant to purchase 8,571 shares of its common stock at $7.00 per share to Bristol Capital, Ltd. This warrant was valued at $25,200 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.108%; expected volatility of 91.4%; expected dividend of $0; and expected life of 3 years. The value of this warrant was charged to operations during the period.

o)	On September 26, 2006, the Company issued 71,429 shares of its common stock to Pradeep and Susan Kapadia as part of the consideration in the acquisition of Kapadia Consulting, Inc. Please refer to Note 4 for additional information regarding this transaction.
2007 Transactions
p)	In January 2007, pursuant to the Directors’ Option Plan the Company granted options to certain outside directors with an exercise price of $6.30 per share, which was the market price on the date of issuance. Warrants held by 12 investors, including Messrs. Asplund and Kiphart, contained anti-dilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant. Prior to granting of the director options, the exercise price on these warrants was $7.00 per share. The grant of the director options caused the exercise price on these warrants to automatically be reduced to $6.30 per share. Utilizing a modified Black-Scholes option pricing model, the Company determined that the increase in value of these warrants that resulted from this adjustment was $19,204, which the Company recorded as an expense in January 2007. The Company used the following assumptions when determining the change in value of these warrants: risk free rate of 5.026%; expected volatility of between 73.5% and 127.7; expected dividend of $0; and expected lives of between 0.5 years and 1.7 years.

Lime Energy Co.
Notes to Consolidated Financial Statements
q)	During January 2007, the Company issued consultants warrants with terms of two to three years to purchase 38,571 shares of its common stock at prices of $7.00 to $7.56 per share as partial consideration for services provided the Company. These warrants were valued at $162,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.129%; expected volatility of 88.9%; expected dividend of $0; and expected life of two to three years. The value of the warrants was charged to operations during 2007.

r)	A provision of the June 2006 PIPE transaction required the Company to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction. To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the 2006 reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006, the Company had accrued $345,583 in penalties related to its failure to register these shares. The accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007, were satisfied through the issuance of 87,673 shares of common stock in January and February 2007.

s)	On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), non-transferable subscription rights to purchase shares of the Company’s common stock at $7.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised $2,796,700 (net of issuance costs of $202,932) through the issuance of 428,519 shares of common stock to 260 of the Company’s existing stockholders. The Company received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

t)	In connection with the placement of the subordinated convertible term notes during the second quarter of 2007 the Company issued four-year warrants to eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder, to purchase 206,043 shares of its common stock at $7.28 per share. These warrants were valued at $1,136,537 using a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years. The value of the warrants was recorded as a discount to the subordinated convertible term notes and will be amortized over the life of the notes using the effective interest method.

Lime Energy Co.
Notes to Consolidated Financial Statements
u)	As part of the MPG acquisition, 23,735 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two-year period following the April 30, 2005 purchase of MPG if it achieved certain revenue targets during the period. During May 2007 the Company issued 2,818 shares to the former MPG stockholders which it determined it owed them pursuant to the MPG merger agreement. These shares were valued at $8.89 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition. The remaining 20,917 shares that were in escrow were returned to the Company and retired and became authorized but un-issued shares.

v)	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005. Part of Delano’s compensation for its services was tied to the purchase price paid for MPG. Mr. David Asplund owned and operated Delano prior to joining Lime Energy as its CEO in January 2006. Since the release of the escrow shares was considered a payment of additional consideration to the former stockholders of MPG, the Company issued Mr. Asplund 141 shares of its common stock in May 2007 in satisfaction of the commission owed Delano. These shares were valued at $1,252, based on the market value on the date of their issuance, and recorded as an increase in the goodwill associated with the MPG acquisition.

w)	On June 6, 2007, retroactive to May 31, 2007, the Company acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 28,571 shares of Lime Energy common stock and cash of $312,787. For accounting purposes the stock was valued at $7.49 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. Please refer to Note 4 for additional information regarding this transaction.

x)	On August 6, 2007, retroactive to July 31, 2007, the Company acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for 15,069 shares of Lime Energy common stock and cash of $409,953 (including $109,953 paid in 2008 pursuant to an earn-out based on 2007 earnings). The company also issued five year warrants to the former owners of Preferred Lighting to purchase 21,429 shares of the Company’s common stock at $13.23 per share. These warrants were valued at $184,500 using a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.909%; expected volatility of 75.0%; expected dividend of $0; and expected life of four years. The value of the warrants were considered part of the purchase consideration. Please refer to Note 4 for additional information regarding this transaction.

y)	During 2007, the Company issued 7,088 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the note.

z)	During 2007 certain employees and a former director exercised options to purchase 33,005 shares of the Company’s common stock as exercise prices ranging from $6.30 to $7.14 per share.

aa)	During 2007 six investors exercised their warrants to purchase 5,011 shares of the Company’s common stock at $6.30 per share. One of these investors elected to exercise its warrant on a cashless basis, surrendering 569 shares it would have otherwise be entitled to receive on exercise to cover the exercise price.

Lime Energy Co.
Notes to Consolidated Financial Statements
bb)	The Company had outstanding warrants to purchase 417,907 and 157,443 shares of its common stock as of December 31, 2007 and 2006, respectively, at an exercise price of between $6.30 per share and $688.80 per share. These warrants can be exercised at any time prior to their expiration dates which range between January 2008 and May 2015. The following table summarizes information about warrants outstanding as of December 31, 2007:

	Warrants Outstanding
	Number	Weighted Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Price	2007	Life	Price

$6.30 — $7.00	106,579	1.0 years	$6.58
$7.01 — $10.00	227,473	4.3 years	7.31
$10.01 — $15.00	21,429	4.6 years	13.23
$15.01 — $104.99	—	—	—
$105.00 — $688.80	62,426	2.1 years	127.24

	417,907	2.6 years	$25.34

Note 23 — Dividends
     The dividend expense recognized during the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

Year ended December 31,	2007	2006	2005

Accrual of Series E Preferred dividend	—	698,000	1,366,900

Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock	—	23,085,467	—

Deemed dividend associated with change in the exercise price of warrants to purchase shares of common stock	—	564,258	484,445

Total	$—	$24,347,725	$1,851,345

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 24 — Reverse Splits
     On June 15, 2006, the Company effected a 1 for 15 reverse split of its common stock. A second reverse split of the Company’s common stock was effected on January 25, 2007, this one on a 1 for 7 basis. All share amounts stated herein have been retroactively restated to reflect these reverse splits.
Note 25 — Stock Options
     On August 30, 2001, the Company’s shareholders approved the adoption of the 2001 Stock Incentive Plan (the “Plan”), providing that up to 7,619 shares of the Company’s common stock could be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees. In addition, the Plan originally provided for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2002, in an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 4,762 shares. At the annual meeting held on June 7, 2006, the Company’s stockholders approved an amendment to the Plan which increased the number of shares reserved for issuance under the plan by 57,143 shares and increased the additional shares which would become automatically available under the plan each January 1st to the lesser of (i) 5% of the number of outstanding shares of Common Stock, or (ii) 19,048 shares. The awards granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option (“ISO”) may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or the Board. To qualify as an ISO the aggregate fair market value of the shares (determined on the grant date) under options granted to any participant may not exceed $100,000 in the first year that they can be exercised. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the Plan will be determined by the Compensation Committee or the Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.
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

Lime Energy Co.
Notes to Consolidated Financial Statements
     As of December 31, 2007, there were approximately 107 employees of the Company eligible to participate in the Plan, and 107,620 shares of common stock reserved under the Plan.
     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2001 Stock Incentive Plan described above. The plan was amended on July 11, 2006 to provide that eligible directors receive an initial option grant upon being appointed to the Company’s Board of Directors to purchase 14,286 shares of its common stock, and a grant of options to purchase an additional 7,143 shares on the first day of January beginning on the second January following the date the Director became an eligible director. These options have an exercise price equal to the closing price of the Company’s common stock on the grant date and a term of ten years. The initial options vest on the first day of January following the initial grant date or six months following the initial grant date, whichever is later, if the individual is still a director on the vesting date. All future grants vest in two equal amounts, one amount on the grant date and the balance on the anniversary of the grant date, if the individual is still a member of the Board of Directors on such anniversary date.
     During 2005, certain directors, officers and key employees of the Company were granted options to acquire 9,976 shares of common stock at exercise prices ranging from $105.00 to $130.20 per share. These options vest over periods through October 2007.
     During 2006, certain directors, officers and key employees of the Company were granted options to acquire 1,446,903 shares of common stock at exercise prices ranging from $6.72 to $105.00 per share. These options vest over periods through December 2008.
     During 2007, certain directors, officers and key employees of the Company were granted options to acquire 701,723 shares of common stock at exercise prices ranging from $6.30 to $13.30 per share. These options vest over periods through December 2010.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The following table summarizes the options granted, exercised and outstanding as of December 31, 2007:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2004	105,876	$88.20-$1,363.95	$343.35

Granted	9,976	$105.00-$130.20	$109.20
Forfeited	(1,566)	$105.00-$840.00	$163.80

Outstanding at December 31, 2005	114,286	$88.20-$1,363.95	$325.50

Granted	1,446,903	$6.72-$105.00	$7.84
Forfeited	(31,626)	$7.14-$735.00	$137.76

Outstanding at December 31, 2006	1,529,563	$6.72-$1,363.95	$33.25

Granted	701,723	$6.30-$13.30	$10.58
Exercised	(35,086)	$6.30-$7.14	$7.05
Forfeited	(25,852)	$6.30-$247.80	$31.55

Outstanding at December 31, 2007	2,170,348	$6.30-$1,363.95	$23.31

Options exercisable at December 31, 2007	1,095,512	$6.30-$1,363.95	$36.86

Options exercisable at December 31, 2006	663,636	$6.72-$1,363.95	$7.95

Options exercisable at December 31, 2005	103,360	$88.20-$1,363.95	$338.10

     The intrinsic value of options exercised during 2007 was $193,000.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Year ended December 31,	2007	2006	2005

Weighted average fair value per options granted	$8.12	$7.35	$4.76

Significant assumptions (weighted average):
Risk-free interest rate at grant date	4.06%	5.02%	2.27%
Expected stock price volatility	88%	90%	65%
Expected dividend payout	—	—	—
Expected option life (years)	6.1	5.6	9.1

     The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin. The Company assumes a forfeiture rate of approximate 1% based on historical experience in the calculation of share based compensation.
     The Company recognized $3,726,731, $4,828,955 and $0 of share based compensation expense related to stock options during 2007, 2006 and 2005, respectively. The following table summarizes the expense for 2007 and 2006:

	2007			2006
	Cost of
	Sales	SG&A	Total	Cost of Sales	SG&A	Total

Energy services	$129,716	$591,560	$721,276	$217,271	$623,277	$840,548

Energy technology	14,949	529,112	544,061	79,663	817,287	896,950

Corporate overhead	—	2,461,394	2,461,394	—	3,079,122	3,079,122

Discontinued operations	—	—	—	—	—	12,335

Total	$144,665	$3,582,066	$3,726,731	$296,934	$4,519,686	$4,828,955
     The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option. The subject stock options expire ten years after the date of grant.

Lime Energy Co.
Notes to Consolidated Financial Statements
     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted Average
	Outstanding at	Remaining	Weighted Average	Number Exercisable	Weighted Average
	December 31,	Contractual	Exercise	at December 31,	Exercise
Exercise Price	2007	Life	Price	2007	Price

$6.30 — $7.00	548,571	8.6 years	$6.74	256,285	$6.74
$7.01 — $8.50	907,053	7.6 years	7.19	728,243	7.16
$8.51 — $11.00	—	—	—	—	—
$11.00 — $12.00	599,536	9.8 years	11.15	1,429	11.20
$12.01 — $13.50	3,570	9.5 years	12.88	—	—
$13.51 — 100.00	14,286	8.1 years	65.10	14,286	65.10
$100.01—$1,363.95	97,332	2.1 years	336.00	95,269	341.00

	2,170,348	8.2 years	$23.31	1,095,512	$36.86

     The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2007 of $9.45 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007 was $3,536,508. The aggregate intrinsic value of the exercisable options as of December 31, 2007 was $2,360,851. These amount will change based on changes in the fair market value of the Company’s common stock.
     As of December 31, 2007, $5,400,499 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a weighted-average period of 1.84 years, as follows:

Year ending December 31,

2008	$3,600,956
2009	1,280,652
2010	518,891

Total	$5,400,499

Lime Energy Co.
Notes to Consolidated Financial Statements
     A summary of the nonvested options for the year ended December 31, 2007 is as follows:

		Weighted
		Average Grant
		Date Fair
	Number of Options	Value

Nonvested at December 31, 2006	865,950	$8.86
Granted	701,673	8.12
Vested	(473,981)	9.03
Forfeited	(18,806)	7.61

Nonvested at December 31, 2007	1,074,836	$8.30

Note 26 — Related Parties
     As is more fully described in Note 12, during the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes.
     On three occasions during 2006 and 2007, the Company retained Corporate Resource Development, a company owned by William Carey, one of the Company’s directors, to provide sales and marketing consulting services and training. It paid CRD a total of $52,500 for its services in each of 2007 and 2006.
     In January 2007, the Company also entered into an agreement with Mr. Carey to provide it with sales and marketing leads and introductions. In exchange for these services the Company agreed to pay Mr. Carey a commission of 1.5% on any sale that closed as a result of his work and granted him a warrant to purchase 21,429 shares of its stock at $7.56 per share and a term of three years. As of December 31, 2007, no commission had been paid pursuant to this agreement.
     On June 29, 2006, the Company entered into the PIPE Transaction and Series E Conversion (as described in Notes 20 and 21) with 18 persons and entities, including Messrs. Asplund, Kiphart and Valentine, who are all directors of the Company, for an aggregate purchase price of $17,875,000 for 2,553,571 shares of the Company’s common stock.

Lime Energy Co.
Notes to Consolidated Financial Statements
     A breakdown of the shares issued in these transactions to Messrs. Asplund, Kiphart and Valentine is as follows:

	Shares Issued Upon	Common Shares	Aggregate Price
	Conversion of	Issued Pursuant to	Paid for PIPE
	Series E	PIPE	Shares

David R. Asplund	50,600	214,286	$1,500,000

Richard P. Kiphart	1,271,915	814,286	5,700,000

David Valentine	20,814	28,571	200,000

Total	1,343,329	1,057,143	$7,400,000

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
     On June 29, 2006, the Company acquired Parke P.A.N.D.A. Corporation, a company owned by The Parke Family Trust, which is controlled and beneficially owned by Daniel Parke, one of the Company’s directors, and his spouse. Please see Note 4 for additional information regarding this transaction.
     As part of the acquisition of Parke P.A.N.D.A. Corporation, the Company assumed Parke P.A.N.D.A.’s existing office lease for space in a building in Glendora California owned by a company controlled by Daniel Parke. The Company believes that the terms of the lease are fair as they are comparable to the terms of leases with other third party tenants located in the building. See Note 17 for additional information regarding this lease.
     Certain other related party transactions are disclosed in Notes 12, 17 and 29.
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

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 27 — Business Segment Information
     The Company is organized and manages its business in three distinct segments: the Energy Technology segment, the Energy Services segment and the Financial Services segment. In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.
     The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers and the EnergySaver line of lighting controllers, which the Company discontinued the active marketing of at the end of 2006. Operations of Maximum Performance Group, Inc. and Lime Energy Co. (which previously operated the EnergySaver business) are included in this segment. Lime Energy is headquartered, and most of its operations are located, in Elk Grove Village, Illinois. Maximum Performance Group is headquartered in San Diego, California and has a sales office in New York City and Ellington, Connecticut.
     The Energy Services segment includes the operations of Parke Industries, LLC, Kapadia Energy Services, Inc., Lime Midwest, Inc., Texas Energy Products, Inc. and Preferred Lighting, Inc. Parke, which the Company acquired effective June 30, 2006, Texas Energy Products, Inc., which was acquired effective May 31, 2007, and Preferred Lighting, which was acquired effective July 31, 2007, and Lime Midwest, a subsidiary created in January 2007, design, engineer and install energy efficient lighting upgrades for commercial and industrial users. Kapadia, which the Company acquired effective September 27, 2006, provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Kapadia also designs, engineers and manages the installation of energy efficient lighting upgrades for commercial and industrial users, but unlike Parke, contracts the installation to third party electrical contractors. Parke is headquartered in Glendora, California and has offices in Danville and Carmel, California and Salt Lake City, Utah. Kapadia is headquartered in Ventura, California and has an office in Peekskill, New York. Texas Energy is headquartered in Austin, Texas and has an office in Dallas, Texas. Preferred Lighting is located in Seattle, Washington. Lime Midwest in located in Elk Grove Village, Illinois.
     In June 2007, the Company created a new subsidiary, Lime Finance Inc., to provide liquidity for extended receivables created by Lime’s other subsidiaries. Lime Finance has no employees and is headquartered in Elk Grove Village, Illinois.
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

Lime Energy Co.
Notes to Consolidated Financial Statements
     An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

Year ended December 31,	2007	2006	2005

Revenues:
Energy Services	$16,182,172	$3,302,014	$—
Energy Technology	3,609, 816	4,841,610	3,693,429
Financial Services	8,292	—	—
Intercompany sales	(319,150)		—

Total	19,481,130	8,143,624	3,693,429

Operating Income (Loss):
Energy Services	(1,239,361)	(1,175,253)	—
Energy Technology	(8,234,325)	(6,692,648)	(4,578,753)
Financial Services	8,292	—	—
Corporate	(5,402,104)	(5,479,000)	(1,497,770)

Total	(14,867,498)	(13,346,901)	(6,076,523)

Interest Expense, net	(685,230)	(3,079,188)	(544,253)

Loss from continuing operations	(15,552,728)	(16,426,089)	(6,620,776)

Depreciation and Amortization:
Energy Services	1,559,850	641,870	9,598
Energy Technology	578,853	742,706	592,271
Financial Services	—	—	—
Building Control and Automation	—	2,021	—
Corporate	61,741	—	—

Total	2,200,444	1,386,597	601,869

Capital Additions:
Energy Services	261,943	12,096	—
Energy Technology	122,884	68,406	530,925
Financial Services	—	—	—
Building Control and Automation	—	2,465	17,949
Corporate	129,468	—	—

Total	514,295	82,967	548,874

Total Assets:
Energy Services	16,493,666	12,490,117	—
Energy Technology	3,166,073	7,486,535	10,760,824
Financial Services	351,297	—	—
Building Control and Automation	—	—	674,514
Corporate	5,932,796	5,420,213	5,663,636

Total	$25,943,832	$25,396,865	$17,098,974

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 28 — Selected Quarterly Financial Data (unaudited)
     The following represents the Company’s unaudited quarterly results for fiscal 2007 and fiscal 2006. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.

	Fiscal 2007 Quarters Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$2,528,547	4,102,693	5,461,090	7,388,800	$19,481,130
Gross profit	372,067	1,157,969	1,434,435	1,434,259	4,398,730
Net loss	(3,310,939)	(2,043,553)	(2,565,425)	(7,632,811)	(15,552,728)
Preferred dividends	—	—	—	—	—
Net loss available to common shareholders	(3,310,939)	(2,043,553)	(2,565,425)	(7,632,811)	(15,552,728)
Basic and Diluted Loss Per Common Share	(0.47)	(0.27)	(0.33)	(0.99)	(2.06)
Weighted averages shares	7,172,382	7,632,656	7,664,534	7,691,220	7,541,960

	Fiscal 2006 Quarters Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$1,146,345	$1,334,818	$2,130,158	$3,532,303	$8,143,624
Gross profit	237,943	361,337	537,545	75,505	1,212,330
Loss from continuing operations	(1,935,180)	(4,659,818)	(4,117,510)	(5,713,581)	(16,426,089)
Loss from discontinued operations	(21,425)	—	—	—	(21,425)
Net loss	(1,956,605)	(4,659,818)	(4,117,510)	(5,713,581)	(16,447,514)
Preferred dividends	(615,290)	(23,732,435)	—	—	(24,347,725)
Net loss available to common shareholders	(2,571,895)	(28,392,253)	(4,117,510)	(5,713,581)	(40,795,239)
Basic and diluted loss per common share from continuing operations	(5.24)	(45.45)	(0.58)	(0.80)	(10.60)
Discontinued operations	(0.04)	—	—	—	(0.01)
Basic and Diluted Loss Per Common Share	(5.28)	(45.45)	(0.58)	(0.80)	(10.61)
Weighted averages shares	487,208	624,748	7,044,050	7,112,373	3,844,087

Lime Energy Co.
Notes to Consolidated Financial Statements
Note 29 — Subsequent Events
          On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. and Richard Kiphart, the Company’s chairman and largest individual investor. The note matures on March 31, 2009 and bears interest at 17% per annum, with 12% payable in cash and the remaining 5% to be capitalized and added to the principal balance on the note. The note also requires the payment of an unused funds fee of 4% per annum on the unused portion of the note. The Company may borrow any amount, at any time during the term of the note as long as it is not in default at the time of the advance, provided that the total advances under the note, net of repayments, may not exceed $3 million. If the Company terminates the note before its scheduled maturity it will be required to pay a termination fee based on a formula that is approximately equal to $411 for each day remaining before the scheduled maturity.
Events of default include:
i)	failure to pay interest or unused funds fees within 10 days of written demand;

ii)	failure to pay outstanding principal and accrued interest thereon on the maturity date;

iii)	failure to pay termination fees on the termination date;

iv)	the Company makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or an order, judgment or decree is entered adjudicating the Company bankrupt or insolvent; or any order for relief with respect to the Company is entered under the Federal Bankruptcy Code; or the Company petitions or applies to any tribunal for the appointment of a custodian, trustee, receiver or liquidator of the Company, or of any substantial part of the assets of the Company, or commences any proceeding relating to the Company under bankruptcy reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction; or any such petition or application is filed, or any such proceeding is commenced, against the Company and such petition, application or proceeding is not dismissed within sixty (60) days; or

v)	the Company sell substantially all of its assets.
          Mr. Kiphart is the Chairman of the Board of Advanced Biotherapy, Inc., and owns the majority of the common stock of the Advanced Biotherapy. Mr. David Valentine, one of Lime Energy’s directors, is also a director and stockholder of Advanced Biotherapy.

LIME ENERGY CO.
Schedule II — Valuation and Qualifying Accounts

		Additions/
		(recoveries)	Deductions
	Balance at	charged to costs	Amounts	Other	Balance at end
	beginning of period	and expenses	written-off	adjustments	of period

Allowance for doubtful accounts:

Year ended December 31, 2005	$199,000	97,000	(13,000)	42,000	325,000

Year ended December 31, 2006	$325,000	$105,000	$(62,000)	$(3,000)	$366,000

Year ended December 31, 2007	$366,000	$126,000	$(341,000)	$—	$151,000
Other adjustment of $42,000 in 2005 resulted from the acquisition of Maximum Performance Group, Inc.
Other adjustment of ($3,000) in 2006 resulted from the sale of Great Lakes Controlled Energy and the acquisition of Parke P.A.N.D.A. Corporation and Kapadia Consulting Inc.

		Additions/
		(recoveries)	Deductions
	Balance at	charged to costs	Amounts	Other	Balance at end
	beginning of period	and expenses	written-off	adjustments	of period

Reserve for obsolete inventory:

Year ended December 31, 2005	$—	$35,000	$(16,000)	$9,000	$28,200

Year ended December 31, 2006	$28,200	$578,400	$(9,800)	$—	$596,800

Year ended December 31, 2007	$596,800	$—	$(596,800)	$1,800	$1,800
Other adjustment of $9,000 in 2005 resulted from the acquisition of Maximum Performance Group, Inc.
Other adjustment of $1,800 in 2007 resulted from the acquisition of Texas Energy Products, Inc.