Form 10-Q
period 2008-03-31
LIME ENERGY CO.
filed 2008-05-14
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
7,758,529 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 13, 2008.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended March 31, 2008
INDEX

Page
Number
Part I Financial Information

ITEM 1. Financial Statements:

Condensed Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations Three Months Ended March 31, 2008 and 2007 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity Three months Ended March 31, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows Three months Ended March 31, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

Part II. Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 6. Exhibits	24

Signatures	25

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lime Energy Co.
Condensed Consolidated Balance Sheets

	March 31,
	2008	December 31,
	(unaudited)	2007 (1)

Assets

Current Assets
Cash and cash equivalents	$2,319,519	$4,780,701
Accounts receivable, net	4,152,772	6,382,060
Inventories	611,937	693,227
Advances to suppliers	423,403	374,713
Costs of uncompleted contracts in excess of related billings	1,096,002	952,997
Prepaid expenses and other	329,294	250,169

Total Current Assets	8,932,927	13,433,867

Net Property and Equipment	1,547,183	1,542,327

Long Term Receivables	270,828	224,568
Deferred Financing Costs	6,174	6,885
Intangibles, net	3,741,205	3,979,052
Goodwill	6,769,193	6,757,133

	$21,267,510	$25,943,832

Lime Energy Co.
Condensed Consolidated Balance Sheets

	March 31,
	2008	December 31,
	(unaudited)	2007 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$150,000	$150,000
Current maturities of long-term debt	81,243	81,954
Accounts payable	1,833,028	3,092,226
Accrued expenses	1,220,082	1,571,683
Deferred revenue	1,266,239	1,531,417
Customer deposits	1,167,761	1,180,834

Total Current Liabilities	5,718,353	7,608,114

Deferred Revenue	195,182	244,792

Long-Term Debt, less current maturities	3,416,452	3,187,680
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	10,363,987	12,074,586

Stockholders’ Equity
Common stock, $.0001 par value; 200,000,000 shares authorized, 7,752,314 and 7,720,269 issued as of March 31, 2008 and December 31, 2007, respectively	777	773
Additional paid-in capital	107,534,982	106,267,336
Accumulated deficit	(96,632,236)	(92,398,863)

Total Stockholders’ Equity	10,903,523	13,869,246

	$21,267,510	$25,943,832

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007
See accompanying notes to condensed consolidated financial statements

Lime Energy Co.
Condensed Consolidated Statements of Operations
(Unaudited)

Three months ended, March 31	2008	2007

Revenue	$2,907,479	$2,528,547

Cost of sales	2,758,401	2,156,480

Gross profit	149,078	372,067

Selling, general and administrative	3,800,552	3,255,911
Amortization of intangibles	237,847	456,809

Operating loss	(3,889,321)	(3,340,653)

Other income (expense):
Interest income	43,900	46,112
Interest expense	(387,952)	(16,398)

Total other (expense) income	(344,052)	29,714

Net Loss	(4,233,373)	(3,310,939)

Basic and Diluted Net Loss Per Common Share	$(0.55)	$(0.46)

Weighted average common shares outstanding	7,716,491	7,172,382

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2007	7,720,269	$773	$106,267,336	$(92,398,863)	$13,869,246
Share based compensation	—	—	955,248	—	955,248
Satisfaction of interest obligation through issuance of common stock	6,667	1	63,016	—	63,017
Warrants issued for services received	—	—	162,300	—	162,300
Proceeds from exercise of options and warrants	25,378	3	87,082	—	87,085
Net loss for the three months ended March 31, 2008	—	—	—	(4,233,373)	(4,233,373)

Balance, March 31, 2008	7,752,314	$777	$107,534,982	$(96,632,236)	$10,903,523

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31	2008	2007

Cash Flow from Operating Activities
Net loss	$(4,233,373)	$(3,310,939)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	313,878	489,205
Share based compensation	955,248	780,765
(Recovery) provision of bad debts	(24,306)	3,246
Warrants issued in exchange for services received	162,300	250,500
Provision for inventory obsolescence	—	47,781
Accrued interest converted to common stock	63,017	—
Liquidated damages satisfied through the issuance of common stock	—	613,708
Warrant repricing	—	19,204
Amortization of original issue discount	711	—
Amortization of deferred financing costs	248,889	—
Changes in assets and liabilities, net of dispositions
Accounts receivable and long term receivables	2,207,334	115,987
Inventories	81,290	(302,345)
Advances to suppliers	(48,690)	3,714
Other current assets	(222,130)	(132,472)
Accounts payable	(1,259,198)	127,860
Accrued expenses	(351,601)	(498,067)
Deferred revenue	(314,788)	(8,040)
Customer deposits	(13,073)	194,087

Net cash used in operating activities	(2,434,492)	(1,605,806)

Cash Flows From Investing Activities
Acquisition costs	(12,060)	—
Purchase of property and equipment	(80,887)	(56,800)

Net cash used in investing activities	(92,947)	(56,800)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	33,228
Payment on long-term debt	(20,828)	(12,703)
Proceeds from exercise of options and warrants	87,085	—
Costs related to stock issuance	—	(45,361)

Net provided by (cash used) in financing activities	66,257	(24,836)

Net Decrease in Cash and Cash Equivalents	(2,461,182)	(1,687,442)

Cash and Cash Equivalents, at beginning of period	4,780,701	4,663,618

Cash and Cash Equivalents, at end of period	$2,319,519	$2,976,176

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$136,572	$12,219
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
The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 – Reverse Split
On November 13, 2007, management received the consent of stockholders holding 67.1% of the outstanding shares of the Company’s common stock to authorize the Company to effect a reverse stock split of all issued and outstanding shares of our Common Stock in the range of one-for-two to one-for-ten, if at all, as determined in the sole discretion of the Company’s Board of Directors. On January 16, 2008, the Company’s Board of Directors approved and the Company announced a one-for-seven reverse split of the Company’s common stock, effective on January 28, 2008. All share amounts stated herein have been retroactively restated to reflect this reverse split.
Note 3 — Stock-Based Compensation
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $955,248 and $780,765 of share based compensation expense related to stock options during the three month periods ended March 31, 2008 and 2007, respectively.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123R, are as follows:

Three months ended March 31,	2008	2007

Weighted average fair value per option granted	$6.77	$4.97

Significant assumptions (weighted average):
Risk-free rate	3.18%	5.08%
Dividend yield	0.00%	0.00%
Expected volatility	89.2%	89.5%
Expected life (years)	5.4	5.3

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend yield reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin No. 107, which is the average of the vesting term and the original contract term.
Option activity under the Company’s stock option plans as of March 31, 2008 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2007	2,170,348	$6.30 – $1,363.95	$23.31

Granted	35,267	$8.70 – $9.45	$9.35
Exercised	(11,137)	$7.14	$7.14
Forfeited	(93,176)	$7.14 – $105.00	$9.10

Outstanding at March 31, 2008	2,101,302	$6.30 – $1,363.95	$23.79

Options exercisable at March 31, 2008	1,137,612	$6.30 – $1,363.95	$35.84

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	March 31, 2008	Life	Price	March 31, 2008	Price

$6.30 – $7.00	548,571	8.1 years	$6.74	291,427	$6.73
$7.01 – $8.50	818,298	7.4 years	$7.19	720,203	7.17
$8.51 – $11.00	35,267	9.8 years	9.35	14,284	9.45
$11.01 – $12.00	585,248	9.5 years	11.14	1,429	11.20
$12.01 – $13.50	3,570	9.3 years	12.88	—	—
$13.51 – 100.00	14,286	7.8 years	65.10	14,286	65.10
$100.01 – $1,363.95	96,062	1.8 years	339.06	95,983	339.25

	2,101,302	8.0 years	$23.79	1,137,612	$35.84

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2008 of $10.00 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008 was $4,106,407. The aggregate intrinsic value of exercisable options as of March 31, 2008 was $3,000,866. These amounts will change based on changes in the fair market value of the Company’s common stock.
As of March 31, 2008, $4,464,994 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.67 year.
Note 4 – Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Should they occur, the Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after the effective date.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The adoption of this pronouncement did not have a significant impact on the Company.
In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a significant impact.
Note 5 – Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2008 and 2007 because the effect would be antidilutive.
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

Three months ended March 31	2008	2007

Weighted average shares issuable upon exercise of outstanding options	2,146,285	1,572,505

Weighted average shares issuable upon exercise of outstanding warrants	431,366	200,684

Weighted average shares issuable upon conversion of convertible debt	714,286	—

Total	3,061,917	1,773,189

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 6 — Warranty Obligations
The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty. The Company records the estimated cost that may be incurred under its warranties at the time revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated warranty liability is adequate and that the judgment applied is appropriate, the estimated liability for warranties could differ materially from actual future warranty costs.
Changes in the Company’s warranty liability are as follows:

Three months ended March 31	2008	2007

Balance, beginning of period	$377,902	$196,783

Warranties issued	19,100	12,150

Settlements	(64,906)	(9,858)

Balance, as of March 31	$332,096	$199,075

Note 7 — Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2008	2007

Raw materials	$613,775	$681,602

Finished goods	—	13,463

Reserve for obsolescence	(1,838)	(1,838)

	$611,937	$693,227

Note 8 – Revolving Line of Credit
On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. and Richard Kiphart, the Company’s chairman and largest individual investor. The note matures on March 31, 2009 and bears interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note. The note also

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
requires the quarterly payment of an unused funds fee of 4% per annum on the unused portion of the note. The Company may borrow any amount, at any time during the term of the note as long as it is not in default at the time of the advance, provided that the total advances under the note, net of repayments, may not exceed $3 million. If the Company terminates the note before its scheduled maturity it will be required to pay a termination fee based on a formula that is approximately equal to $411 for each day remaining before the scheduled maturity.
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

v)	the Company sells substantially all of its assets.
Mr. Kiphart is the Chairman of the Board of Advanced Biotherapy, Inc., and owns the majority of the common stock of Advanced Biotherapy. Mr. David Valentine, one of the Company’s directors, is also a director and stockholder of Advanced Biotherapy.
As of March 31, 2008 there were no borrowings under the line of credit.
Note 9 – Subordinated Convertible Term Notes
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
As part of the transaction, the Company issued the Investors four-year warrants to purchase 206,044 shares of its common stock at $7.28 per share. These warrants were valued at $1,136,537 utilizing a modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.
The shares issued as part of the quarterly interest payments and issuable upon conversion of the term loan or exercise of the warrants have not be registered for resale, though the Company has given the Investors the right to demand the Company use its best efforts to file as soon as practicable a registration statement to register a minimum of 142,857 issued shares.
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

Value Allocated to Term Notes:
Proceeds from issuance	$5,000,000
Less value allocated to warrants	(1,136,537)

Value allocated to Term Notes	$3,863,463

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the Term Notes	714,286
Closing market value of stock on Term Note issuance date	$8.022

Market value of shares issuable upon conversion	$5,730,000

Beneficial Conversion Value:
Market value of shares issuable upon conversion	$5,730,000
Less value allocated to Term Notes	(3,863,463)

Value of beneficial conversion feature	$1,866,537

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
The Energy Technology segment designs, manufactures and markets energy saving technologies, primarily to commercial and industrial customers. The principal products produced and marketed by this segment are the eMAC line of HVAC and lighting controllers. The eMAC business of Maximum Performance Group, Inc. is included in this segment. Maximum Performance Group is headquartered in San Diego, California and has a sales office in New York City and Ellington, Connecticut.
The Energy Services segment includes the operations of Parke Industries, LLC, Kapadia Energy Services, Inc., Lime Midwest, Inc., Texas Energy Products, Inc. and Preferred Lighting, Inc. These companies all design, engineer and install energy efficient lighting upgrades for commercial and industrial users. In addition, Kapadia provides energy engineering services to assist customers in improving their energy efficiency and to better manage their energy costs. Parke is headquartered in Glendora, California and has offices in Danville, Carmel, and San Francisco, California and Salt Lake City, Utah. Kapadia is headquartered in Ventura, California and has an office in Peekskill, New York. Texas Energy is headquartered in Austin, Texas and has an office in Dallas, Texas. Preferred Lighting is located in Seattle, Washington. Lime Midwest in located in Elk Grove Village, Illinois.
In June 2007 the Company created a new subsidiary, Lime Finance Inc., to enable its clients to pay for energy efficiency projects over time. The Company records these extended term receivables as long-term receivables and consolidates them within Lime Finance for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce its cost of capital. Lime Finance has no employees and is headquartered in Elk Grove Village, Illinois.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following is the Company’s business segment information:

Three months ended March 31	2008	2007

Revenues:
Energy Services	$2,210,386	$1,704,843
Energy Technology	692,034	846,500
Financial Services	5,059	—
Intercompany sales	—	(22,796)

Total	2,907,479	2,528,547

Operating Loss:
Energy Services	(1,550,538)	(706,977)
Energy Technology	(784,233)	(815,939)
Financial Services	5,003	—
Corporate Overhead	(1,559,553)	(1,817,737)

Total	(3,889,321)	(3,340,653)

Interest Income/(Expense), net	(344,052)	29,714

Net Loss	$(4,233,373)	$(3,310,939)

	March 31,	December 31,
	2008	2007

Total Assets:
Energy Services	$14,622,838	$16,493,666
Energy Technology	2,617,145	3,166,073
Financial Services	587,552	351,297
Corporate Overhead	3,439,975	5,932,796

Total	$21,267,510	$25,943,832

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 11 – Equity Issuances
(a)	During the first quarter of 2008, the Company issued to three consultants warrants with terms of three to four years to purchase 27,143 shares of its common stock at prices of $8.05 to $10.50 per share as partial consideration for services provided the Company. These warrants was valued at $162,300 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 1.82% to 3.259%, expected volatility of 91.6% to 105.0%, expected dividend of $0 and expected life of three to four years. The value of the warrants was charged to operations during the first quarter of 2008.
(b)	During the first quarter of 2008, the Company issued 6,667 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.
(c)	During the first quarter of 2008, holders of certain options and warrants exercised their rights to purchase 25,378 shares of the Company’s common stock at prices between $6.30 per share and $7.14 per share.
Note 12 – Related Party Transactions
As is more fully described in Note 8 above, in March 2008, the Company entered into a revolving credit note with Advanced Biotherapy, Inc. and Richard Kiphart. Mr. Kiphart is the Company’s Chairman and largest individual stockholder. Mr. Kiphart is also the Chairman of the Board of Advanced Biotherapy, Inc., and owns the majority of the common stock of Advanced Biotherapy. Mr. David Valentine, one of the Company’s directors, is also a director and stockholder of Advanced Biotherapy.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion regarding the Company along with the Company’s financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. The Company’s actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading provider of energy efficiency solutions that reduce energy consumption for commercial and industrial businesses, educational institutions, and property owners and managers. These solutions consist of services and technologies that increase the energy efficiency of our clients’ facilities, thereby lowering their operating and maintenance costs, reducing their environmental footprints and often improving the quality of their physical work environment. Our core Energy Services business provides energy engineering consulting and the design, engineering and installation of energy efficiency lighting solutions. We also offer a proprietary line of intelligent controllers that provide continuous monitoring of HVAC and lighting equipment using wireless communication technology to reduce energy usage and improve system reliability.
The Company has three reporting segments: Energy Services, Energy Technology and Financial Services.
Our Energy Services segment provides energy engineering consulting and the design, engineering and installation of energy efficiency lighting solutions. Our engineering consulting services consist of applying our expertise to analyze each client’s energy consumption and operational needs and developing a customized energy efficiency solution. Our design, engineering and installation services consist of implementing energy efficient lighting systems in our client’s facilities with an objective to improve the quality of their physical space, maximize their operational savings, capitalize on the rebates available to them and reduce their maintenance costs.
Our Energy Technology segment sells our patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The eMAC solution provides remote monitoring, management and control of commercial rooftop HVAC units. This solution allows our clients to reduce energy consumption, thereby lowering operating expenses, and helps identify and prevent potential equipment failures, reducing maintenance expenses and downtime. Our uMAC system is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.
In 2007 we created our Financial Services segment, which operates as a wholly owned subsidiary named Lime Finance, to enable our clients to pay for our energy efficiency systems over time — a service which we believe is a competitive differentiator. Because the implementation of our energy efficiency systems typically results in a reduction of our clients’ monthly energy costs, our clients can enjoy an immediately positive net cash flow upon installation of our systems if they pay for our systems over time. We record customer receivables with extended payment terms as long-term receivables and consolidate them within Lime Finance for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce our cost of capital. As of March 31, 2008, we had approximately $587,000 of receivables in this portfolio.

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
Results of Operations
Our revenue reflects the sale of our products and services, net of allowances for returns and other adjustments. Our revenue is generated from the sale of services and products, all of which were sold in the U.S.
The cost of goods sold for our Energy Services business consists primarily of materials, our internal labor and the cost of subcontracted labor. The costs of goods sold for our Energy Technology business include charges from the contract manufacturer that manufactures the eMAC line of controllers, charges from our internal labor outside contractors used to install our product in our customers’ facilities, depreciation, freight and charges for potential future warranty claims.
Sales and gross profits depend in part on the volume and mix of products and services sold during any given period. A portion of our expenses, such as the cost of certain salaried supervisory and technical personnel, are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses do not increase proportionately with sales. Our business is also seasonal, as such our margins will vary with seasonal changes in our revenue due to the fixed nature of some of our costs.
Selling, general and administrative expenses (“SG&A”) include the following components:
•	direct labor and commission costs related to our employee sales force;

•	expenses related to our non-manufacturing management, supervisory and staff salaries and employee benefits, including the costs of share based compensation;

•	commission costs related to our independent sales representatives;

•	costs related to insurance, travel and entertainment, office supplies and utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses; and

•	costs related to administrative functions that serve to support the existing businesses of the Company, as well as to provide the infrastructure for future growth.
Interest expense includes the fees and expenses associated with the mortgage on our headquarters building, the subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our line of credit and various vehicle loans, all as reflected on our current and prior financial statements.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue. Our revenue for the three months ended March 31, 2008 was $2,907,479, a $378,932 or 15% increase over the revenue earned in the first three months of 2007. Approximately 76% of our 2008 revenue was generated by our Energy Services segment, while 24% was generated by our Energy Technology segment. During 2007 our Energy Service segment generated approximately 67% of our revenue and our Energy Technology segment generated approximately 33% of our revenue.
Revenue generated by our Energy Services segment increased $505,543, or 30%, to $2,210,386 during the first quarter of 2008 as compared to $1,704,843 for the first quarter of 2007. Approximately 60% of this increase was attributable to the inclusion of Texas Energy and Preferred Lighting, two companies we acquired in June and August 2007, respectively. The balance of the increase was generated by existing businesses. We expect to see continued growth in this segment on a year-over-year basis due an increase in the number of salespeople in the segment and contributions from 2007 acquisitions.
Revenue of our Energy Technology segment declined $154,466, or 18%, to $692,034 during the first quarter of 2008 from $846,500 in the first quarter of 2007. Sales for this segment have been negatively impacted by limited availability of product due to delays in completing an upgrade to the eMAC line of controllers to replace discontinued components. We hope to complete this upgrade project during the third quarter of 2008 and to begin shipping the upgraded version of the product in the fourth quarter of the year. As a result, we expect revenue for this segment to continue to be lower than the levels achieved during 2007.
Gross Profit. Gross profit for the first quarter of 2008 was $149,078, a decline of $222,989 from the $372,067 earned during the first quarter of 2007. Our gross profit margin declined from 14.7% in 2007 to 5.1% in 2008. Contributing to the decline in our gross profit was a $230,000 increase in the fixed costs included in our cost of sales. These expenses represent salaried project managers and engineers and certain equipment costs that we have added to support the higher level of sales anticipated during 2008. We anticipate that these fixed expenses will increase at a rate that is less than the increase in revenue for the full year, which should contribute to an increase in our gross margin. Our revenue is seasonal, increasing quarter-over-quarter and typically peaking in the fourth quarter. Due to the fixed nature of some of our costs of sales we expect our margins to increase as our revenue increases throughout the year.
Selling, General and Administrative Expense. SG&A for the first quarter of 2008 was $3,800,552, an increase of $544,641, or 17%, over the $3,255,911 of expense for the same period during 2007. Approximately $325,000 of this increase was attributable to the inclusion of Texas Energy and Preferred Lighting, both of which were acquired after the first quarter of 2007. Approximately $250,000 of the increase was due to higher salary and benefit costs (excluding share based compensation) primarily the result of recently hired sales and marketing personnel. The issuance of options to employees during October of 2007 contributed to a $140,000 increase in share based compensation expense in SG&A during the first quarter of 2008. Also contributing to the increase in SG&A was a $120,000 increase in research & development expense related to the upgrade of the eMAC. We do not expect to add significantly to our current headcount until later in the year when we begin to hire new salespeople to support our 2009 business plan, therefore we expect the increase in our SG&A on a year-over-year basis to decline throughout the balance of 2008.

Amortization of Intangibles. Amortization expense associated with our intangible assets declined $218,962, or 48%, to $237,847 during the first quarter of 2008, from $456,809 during the first quarter of 2007. This expense is expected to decline slightly from the levels recorded in the first quarter during the third and fourth quarters of 2008 as some of the intangible assets become fully amortized.
Other Non-Operating (Expense) Income. Other expense increased $373,766 to $344,052 of expense during the first quarter of 2008 from $29,714 of income during the same period during 2007. Interest expense was $387,952 for the first quarter of 2008, an increase of $371,554 when compared to $16,398 for the first quarter of 2007. The components of interest expense for the three-month periods ended March 31, 2008 and 2007 are as follows:

Three months ended March 31,	2008	2007

Line of credit	$—	$—
Note payable	3,389	4,247
Mortgage	8,223	11,376
Subordinated convertible notes	124,317	—
Other	2,423	775
Amortization of deferred issuance costs and debt discount	249,600	—

Total Interest Expense	$387,952	$16,398

Total contractual interest (the interest on outstanding loan balances) increased $121,955 during the first quarter of 2008 to $138,353 from $16,398 during the first quarter of 2007. The increase was primarily the result of the addition of the subordinated convertible notes during the second quarter of 2007. The amortization expense included in interest expense is also related to the convertible subordinated notes.
Interest income declined $2,212 to $43,900 during the first quarter of 2008, from $46,112 during the first quarter of 2007. The decline was the result of lower interest rates and lower average invested balances.
Liquidity and Capital Resources
As of March 31, 2008, we had cash and cash equivalents of $2,319,519, compared to $4,780,701 on December 31, 2007. Our debt obligations as of March 31, 2008 consisted of $5,000,000 of convertible subordinated notes, a mortgage of $481,000 on our facility in Elk Grove Village Illinois, a demand note payable to a former shareholder of MPG of $150,000, and various vehicle loans totaling $180,111. Our $3 million line of credit was unused and fully available as of March 31, 2008.
Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the private placement of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Three months ended March 31,	2008	2007

Net cash used in operating activities	$(2,434,492)	$(1,605,806)
Net cash used in investing activities	(92,947)	(56,800)
Net cash provided by (used in) by financing activities	66,257	(24,836)

Net Decrease in Cash and Cash Equivalents	(2,461,182)	(1,687,442)

Cash and Cash Equivalents, at beginning of period	4,780,701	4,663,618

Cash and Cash Equivalents, at end of period	$2,319,519	$2,976,176

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net cash decreased $2,461,182 during the first three months of 2008 as compared to decreasing $1,687,442 during the same period in 2007.
Operating Activities
Operating activities consumed cash of $2,434,492 during the three-month period March 31, 2008 as compared to consuming cash of $1,605,806 during the same period of 2007.
Whether cash is used or generated by operating activities is a function of the profitability of our operations and changes in working capital. To get a better understanding of cash sources and uses, our management separates the cash used or provided by operating activities into two pieces: the cash consumed (or generated) by operating activities before changes in working capital; and the cash consumed (or generated) from changes in working capital.
The cash consumed by operating activities before changes in working capital was $2,513,636 during the first quarter of 2008 as compared to $1,106,530 consumed during the first quarter of 2007. This increase of $1,407,106 was primarily due to the increase in our net loss resulting from the additions of personnel in sales, marketing and operations to support the anticipated increase in sales during 2008, higher research and development costs and an increase in our interest expense. We believe that we will see reductions in the cash consumed by operating activities before changes in working capital if our revenue and profitability improves as we believe they will, to the point that our operations will begin to generate cash before changes in working capital in future periods.
Changes in working capital generated $79,144 during the three-month period ended March 31, 2008 as compared to consuming $499,276 during the same period of 2007. A net reduction in our accounts receivable was the primary driver of the reduction in working capital during the first quarter of 2008 as we received payments on receivables generated from strong sales during the fourth quarter of 2007. We expect our working capital requirements to continue to increase with increases in our sales in future periods, though we hope improvements in our receivables turnover and reductions in our inventory will keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities
Cash used in investing activities increased $36,147 to $92,947 during the three-month period ending March 31, 2008, from $56,800 for the same period in 2007. The purchase of property and equipment increased $24,087 to $80,887 during the first quarter of 2008 when compared to $56,800 in 2007. Contributing to this increase were costs associated with expanding our offices in San Diego and Ventura, California. During the first quarter of 2008 we also incurred $12,060 of expense associated with the final valuation of the intangibles associated with the acquisitions of Texas Energy Products and Preferred Lighting. We expect our investment in property and equipment to decline in future periods and to be associated primarily with acquisitions of vehicles for operations and office equipment for new employees.
Financing Activities
Financing activities generated cash of $66,257 during the first quarter of 2008 as compared to consuming $24,836 during the first quarter of 2007. During the first quarter of 2008 proceeds from the exercise of options and warrants generated $87,085, which was partially offset by scheduled principal payments on our debt of $20,828. During the first quarter of 2007 we borrowed $33,228 to fund the purchase of a vehicle, made scheduled principal payments of $12,703 on various loans and incurred $45,361 in legal and accounting expense related to the registration of the shares issued as part of the June 2006 PIPE transaction.
LIQUIDITY
Our primary sources of liquidity are our available cash reserves of $2,319,519 and availability under our $3 million revolving line of credit.
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
We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. Our management has set the following key strategies for cash flow improvement in 2008:
•	Focus on increasing the sales and profitability of our products and services. During the past two fiscal years we increased our revenue by $15,787,701, or 427%, and our gross profit increased from $1,575 to $4,398,720. This improvement in our gross profit was largely offset by a $7,708,878 increase in our SG&A expense ($3,982,147 excluding non-cash share based compensation) over the period, the result of acquisitions and the addition of sales and administrative support personnel. However, we believe that we have the infrastructure in place to support a doubling of revenue in 2008, without the need to increase our headcount significantly from current levels. While there is no assurances that we will grow our revenue to that level, if we can achieve significant revenue growth, we believe we will significantly reduce or eliminate the cash consumed from operating activities before changes in working capital.

•	Turn around the performance of our Energy Technology segment. Largely as a result of lower than expected sales, our Energy Technology segment recorded an operating loss of approximately $8.2 million during 2007, or 55% of our total operating loss. Part of the failure to achieve scale in this business is due to delays in getting a new version of the eMAC into production. We have taken steps to address this issue and hope that the new version of the eMAC will be available during the second half of 2008. In the meantime, we have taken steps to reduce the overhead costs of this segment to better align them with the anticipated level of business activity. We continue to invest in this segment because we believe there is a good market for this segment’s products based on a marketing study completed last year, and our experience marketing the product. We also have an established base of eMAC customers who continue to purchase the product to build upon. We are committed to turning around the performance of this segment, but at the same time we continue to carefully review all of our alternatives for this business.

•	Manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
Although we cannot be certain that these strategies will succeed, we believe that meeting these cash flow improvement goals, should provide sufficient liquidity to allow us to operate until our operations turn cash flow positive.
Cautionary Note Regarding Forward-Looking Statements
This discussion includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “expects,” “anticipates,” “believes,” “intends,” “hopes,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our history of operating losses, customers’ acceptance of our products and services, risk of increased competition, the risks associated with acquisitions, the potential need for additional financing in the future and the terms and conditions of any financing that may be consummated, the limited trading market for our securities, the possible volatility of our stock price, the concentration of ownership, and the potential fluctuation in our operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in our filings with the Securities and Exchange Commission. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The only significant exposure we have to market risk is the risk of changes in market interest rates. The interest rate on our mortgage is variable and changes with changes in the prime rate. The interest rate on the mortgage is equal to the prime rate plus 1/2%. As of March 31, 2008, the prime rate was 5.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on our mortgage would increase by approximately $4,900.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures.
Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Limitations of the Effectiveness of Internal Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	During the first quarter of 2008, we issued three consultants warrants with terms of three to four years to purchase 27,143 shares of our common stock at prices of $8.05 to $10.50 per share as partial consideration for services provided the Company.

(2)	During the first quarter of 2008, we issued 6,667 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed to them.

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

LIME ENERGY CO.:

Dated: May 14, 2008	By:	/s/ David Asplund

David Asplund
Chief Executive Officer (principal
executive officer)

Dated: May 14, 2008	By:	/s/ Jeffrey Mistarz

Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)