Form 10-Q
period 2008-06-30
LIME ENERGY CO.
filed 2008-08-14
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
8,685,943 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 14, 2008.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2008	December 31,
	(unaudited)	2007(1)

Assets

Current Assets
Cash and cash equivalents	$474,372	$4,780,701
Accounts receivable, net	11,409,609	6,382,060
Inventories	857,293	1,067,940
Costs and estimated earnings in excess of billings on uncompleted contracts	2,235,325	952,997
Prepaid expenses and other	850,590	250,169

Total Current Assets	15,827,189	13,433,867

Net Property and Equipment	2,095,351	1,542,327

Long Term Receivables	299,149	224,568
Deferred Financing Costs, net	5,464	6,885
Intangibles, net	8,161,392	3,979,052
Goodwill	17,932,383	6,757,133

	$44,320,928	$25,943,832

LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,
	2008	December 31,
	(unaudited)	2007(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Lines-of-credit	$10,770,775	$—
Notes payable	1,098,260	150,000
Current maturities of long-term debt	657,417	81,954
Accounts payable	6,961,171	3,092,226
Accrued expenses	2,797,173	1,571,683
Billings in excess of costs and estimated earnings on uncompleted contracts	1,057,915	636,867
Deferred revenue	528,676	894,550
Customer deposits	1,084,611	1,180,834

Total Current Liabilities	24,955,998	7,608,114

Deferred Revenue	168,973	244,792
Long-Term Debt, less current maturities, net of unamortized discount of $1,914,528 and $2,412,305 at June 30, 2008 and December 31, 2007, respectively	3,785,765	3,187,680
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	29,944,736	12,074,586

Stockholders’ Equity
Common stock, $.0001 par value; 200,000,000 shares authorized, 8,643,531 and 7,720,269 issued as of June 30, 2008 and December 31, 2007, respectively	865	773
Additional paid-in capital	115,538,152	106,267,336
Accumulated deficit	(101,162,825)	(92,398,863)

Total Stockholders’ Equity	14,376,192	13,869,246

	$44,320,928	$25,943,832

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended June 30	2008	2007

Revenue	$6,933,769	$4,102,693

Cost of sales	6,024,443	2,944,724

Gross profit	909,326	1,157,969

Selling, general and administrative	4,509,116	2,647,873
Amortization of intangibles	405,813	482,020

Operating loss	(4,005,603)	(1,971,924)

Other Expense:
Interest income	13,224	74,222
Interest expense	(538,210)	(145,851)

Total other expense	(524,986)	(71,629)

Net Loss	(4,530,589)	(2,043,553)

Basic and Diluted Net Loss Per Common Share	$(0.57)	$(0.27)

Weighted average common shares outstanding	7,943,116	7,651,699

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six months ended June 30	2008	2007

Revenue	$9,841,248	$6,631,240

Cost of sales	8,782,844	5,101,204

Gross profit	1,058,404	1,530,036

Selling, general and administrative	8,309,668	5,903,785
Amortization of intangibles	643,660	938,829

Operating loss	(7,894,924)	(5,312,578)

Other Expense:
Interest income	57,125	120,335
Interest expense	(926,163)	(162,249)

Total other expense	(869,038)	(41,914)

Net Loss	(8,763,962)	(5,354,492)

Basic and Diluted Net Loss Per Common Share	$(1.12)	$(0.72)

Weighted average common shares outstanding	7,838,010	7,425,168

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2007	7,720,269	$773	$106,267,336	$(92,398,863)	$13,869,246
Acquisition of Applied Energy Management, Inc.	882,725	88	6,999,912	—	7,000,000
Share based compensation	—	—	1,944,920	—	1,944,920
Satisfaction of interest obligation through issuance of common stock	12,882	1	125,166	—	125,167
Warrants issued for services received	—	—	97,000	—	97,000
Proceeds from exercise of options and warrants	27,655	3	103,818	—	103,821
Net loss for the six months ended June 30, 2008	—	—	—	(8,763,962)	(8,763,962)

Balance, June 30, 2008	8,643,531	$865	$115,538,152	$(101,162,825)	$14,376,192

See accompanying notes to condensed consolidated financial statements. .

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30	2008	2007

Cash Flow from Operating Activities

Net loss	$(8,763,962)	$(5,354,492)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions
Depreciation and amortization	815,473	1,007,629
Share based compensation	1,944,920	1,488,116
Warrants issued in exchange for services received	97,000	162,000
Provision for inventory obsolescence	—	47,781
Provision for bad debt	(16,995)	3,246
Liquidated damages satisfied through issuance of common stock	—	613,708
Amortization of deferred financing costs	1,421	250
Amortization of original issue discount	497,777	87,521
Accrued interest satisfied through the issuance of common stock	125,167	20,815
Warrant repricing	—	19,204
Changes in assets and liabilities, net of acquisitions and dispositions
Accounts receivable	391,528	(888,467)
Inventories	210,647	(454,377)
Costs and estimated earnings in excess of billings on uncompleted contracts	(317,958)	(411,795)
Prepaid expenses and other current assets	(349,637)	(62,087)
Accounts payable	(1,436,762)	281,698
Accrued expenses	367,867	(351,324)
Billings in excess of costs and estimated earnings on uncompleted contracts	(100,200)	259,918
Deferred revenue	(441,693)	(261,343)
Customer liabilities and other current liabilities	(96,223)	134,744

Net cash used in operating activities	(7,071,630)	(3,657,255)

Cash Flows Used In Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(3,716,752)	(305,706)
Purchase of property and equipment	(135,912)	(118,518)

Net cash used in investing activities	(3,852,664)	(424,224)

Cash Flows Provided by Financing Activities
Advances on lines of credit	7,009,797	—
Proceeds from long-term debt	25,372	5,033,228
Payment on long-term debt	(521,025)	(25,448)
Cash paid for deferred financing costs	—	(8,572)
Proceeds from issuance of common stock	—	2,999,632
Issuance costs related to stock issuances	—	(248,293)
Proceeds from exercise of options and warrants	103,821	7,595

Net cash provided by financing activities	6,617,965	7,758,142

Net (Decrease) Increase in Cash and Cash Equivalents	(4,306,329)	3,676,663

Cash and Cash Equivalents, at beginning of period	4,780,701	4,663,618

Cash and Cash Equivalents, at end of period	$474,372	$8,340,281

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$194,697	$12,219
Value of warrants issued in exchange for services received	$97,000	$162,000

Supplemental Disclosures of Noncash Investing and Financing Activities:
On June 11, 2008, effective retroactive to June 1, 2008, the Company purchased Applied Energy Management, Inc. for $3,704,692 in cash (net of cash acquired of $2,091 and including transaction costs of $206,783), and 882,725 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$2,091
Accounts receivable	5,476,663
Costs and estimated profits in excess of amounts billed	964,370
Other current assets	250,785
Property and equipment	588,925
Identifiable intangible assets	4,826,000
Goodwill	11,163,191

Total assets acquired	23,272,025

Line of credit	(3,760,978)
Accounts payable	(5,305,707)
Billings in excess of costs and estimated earnings on uncompleted contracts	(521,248)
Accrued expenses	(857,624)
Long term debt	(2,119,685)

Total liabilities assumed	(12,565,242)

Net assets acquired	10,706,783

Less valuation of shares issued for acquisition	(7,000,000)
Acquisition costs	(206,783)

Total cash paid	$3,500,000

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
Certain amounts in the 2007 financial statements have been reclassified to conform with the 2007 presentation.
The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Stock-based Compensation
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $1,944,920 and $1,488,116 of share based compensation expense related to stock options during the six-month period ended June 30, 2008 and 2007, respectively, and $989,672 and $707,351 during the three month period ended June 30, 2008 and 2007, respectively.
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123R, are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Weighted average fair value per option granted	$4.38	$5.25	$5.09	$5.11

Significant assumptions (weighted average):
Risk-free rate	1.85%	4.90%	2.25%	5.01%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	86.6%	88.2%	87.4%	89.0%
Expected life (years)	5.7	5.8	5.6	5.5

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
Option activity under the Company’s stock option plans as of June 30, 2008 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at March 31, 2008	2,101,302	$6.30 - $1,363.95	$23.79

Granted	131,300	$7.93 - $10.00	$8.00
Exercised	(2,277)	$7.14	$7.14
Forfeited	(22,301)	$7.35 - $11.69	$10.47

Outstanding at June 30, 2008	2,208,024	$6.30 - $1,363.95	$23.00

Options exercisable at June 30, 2008	1,183,075	$6.30 - $1,363.95	$34.77

Option activity under the Company’s stock option plans as of June 30, 2008 and changes during the six months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2007	2,170,348	$6.30 - $1,363.95	$23.31

Granted	166,567	$7.93 - $10.00	$8.28
Exercised	(13,414)	$7.14	$7.14
Forfeited	(115,477)	$7.14 - $105.00	$9.37

Outstanding at June 30, 2008	2,208,024	$6.30 - $1,363.95	$23.00

Options exercisable at June 30, 2008	1,183,075	$6.30 - $1,363.95	$34.77

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	June 30, 2008	Life	Price	June 30, 2008	Price

$6.30 - $7.00	548,571	7.9 years	$6.74	305,713	$6.74
$7.01 - $8.50	936,578	7.5 years	7.34	750,230	7.21
$8.51 - $11.00	41,567	9.7 years	9.35	14,284	9.45
$11.01 - $12.00	567,390	9.3 years	11.14	1,429	11.20
$12.01 - $13.50	3,570	9.0 years	12.88	1,071	12.60
$13.51 – 100.00	14,286	7.6 years	65.10	14,286	65.10
$100.01 - $1,363.95	96,062	1.6 years	339.06	96,062	339.06

	2,208,024	7.8 years	$23.00	1,183,075	$34.77

The aggregate intrinsic value of both the vested and unvested outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2008 of $6.50 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008 was $5,714. This amount will change based on changes in the fair market value of the Company’s common stock.
As of June 30, 2008, $3,798,896 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.56 years.
Note 3 – Acquisitions of Applied Energy Management, Inc.
On June 11, 2008 the Company acquired all of the outstanding capital stock of Applied Energy Management, Inc. (“AEM”) for $3,500,000 in cash and 882,725 shares of the Company’s common stock. The former stockholders of AEM will also have the ability to receive up to an additional $1 million in cash and 126,103 shares of the Company’s common stock if AEM achieves certain revenue and earnings targets during the balance of 2008. For accounting purposes the common stock was valued at $7.93 per share, the average closing price of the stock for the 30 trading days prior to the closing. The acquisition was recorded using the purchase method of accounting.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The assets acquired and liabilities assumed in the acquisitions, based on a preliminary allocation are as follows:

Cash	$2,091
Accounts receivable	5,476,663
Costs and estimated profits in excess of billings on uncompleted contracts	964,370
Other current assets	250,785
Property and equipment	588,925
Identifiable intangible assets	4,826,000
Goodwill	$11,163,191

Line of credit	$3,760,978
Accounts payable	5,305,707
Billings in excess of costs and estimated earnings on uncompleted contracts	521,248
Accrued expenses	857,624
Long term debt	$2,119,685
The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $4,826,000 of the AEM purchase price to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life
Contract backlog	$261,000	12 months
Sales pipeline	1,695,000	18 months
Customer list	2,745,000	5 to 15 years
Technology	125,000	5 years
Goodwill at the date of the acquisition is based on a preliminary internal valuation study. Therefore, reported amounts may change when the valuation study is finalized, which is expected to occur during the fourth quarter of 2008.
Founded in 1984, AEM designs, engineers and constructs projects that improve energy efficiency and reduce water consumption in commercial, industrial, government and public buildings. AEM’s services include energy consulting, lighting retrofit, water conservation, mechanical and electrical conservation and renewable project development and implementation. AEM is headquartered near Charlotte, North Carolina, and has offices in Pennsylvania, Massachusetts, New York, New Jersey, North Carolina and Florida.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The acquisition was recorded using the purchase method of accounting, accordingly, results of AEM’s operations have been included in the consolidated statement of operations from the date of acquisition. Unaudited pro forma results of operations for the three and six months ended June 30, 2008 for the Company and AEM, assuming the acquisition took place on January 1, 2008, are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Revenue:
As Reported	$6,933,769	$9,841,248
Pro-forma	10,851,335	19,977,920

Net Operating Loss:
As Reported	(4,005,603)	(7,894,924)
Pro-forma	(6,110,737)	(11,256,867)

Basic and Diluted Loss per Share From Continuing Operations:
As Reported	(0.57)	(1.12)
Pro-forma	(0.66)	(1.49)
Note 4 – Recent Accounting Pronouncements
In April, 2008, the FASB issued FSP FASB 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for years beginning after December 15, 2008. The provisions of FSP 142-3 for the determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company is evaluating the impact of the adoption of SFAS 162 on its consolidated financial statements.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 5 — Goodwill
Changes in goodwill during 2008 are as follows:

	Energy
	Efficiency
	Services	Total

Balance at December 31, 2007	$6,757,133	$6,757,133

Costs related to acquisition of Texas Energy Product, Inc.	6,029	6,029

Costs related to acquisition of Preferred Lighting , Inc.	6,030	6,030

Acquisition of Applied Energy Management	11,163,191	11,163,191

Balance at June 30, 2008	$17,932,383	$17,932,383

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The Company will perform a goodwill assessment during the fourth quarter of 2008.
Note 6 – Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or six months ended June 30, 2008 and 2007 because the effect would be antidilutive.
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to doing would be antidilutive:

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six months Ended
	June 30		June 30
	2008	2007	2008	2007

Weighted average shares issuable upon exercise of outstanding options	2,120,073	1,592,608	2,132,305	1,582,612

Weighted average shares issuable upon exercise of outstanding warrants	397,885	285,374	414,442	243,594

Weighted average shares issuable upon conversion of convertible debt	714,286	237,441	714,286	119,376

Total	3,232,244	2,115,423	3,261,033	1,945,582

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
Changes in the Company’s warranty liability are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Balance, beginning of period	$332,096	$199,075	$377,902	$196,783

Warranties issued	14,600	9,674	33,700	21,823

Settlements	(97,333)	—	(162,239)	(9,857)

Balance, as of June 30	$249,363	$208,749	$249,363	$208,749

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 8 — Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$859,131	$1,056,315

Work in process	—	13,463

Reserve for obsolescence	(1,838)	(1,838)

	$857,293	$1,067,940

Note 9 – Revolving Lines of Credit
On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. and Richard Kiphart, the Company’s chairman and largest individual investor (the “Lenders”). On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14,500,000 from $1,500,000. Advanced Biotherapy’s note remained at $1,500,000. As part of the amendments the lenders were given a general security interest in all of the Company’s assets and a provision was added such that in the event the notes are not repaid as of the maturity date, that each note is convertible at the holder’s election at any time from April 1, 2009 until March 31, 2010 into shares of the Company’s common stock at $7.93 per share.
The notes mature on March 31, 2009 and bear interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note. The note also requires the quarterly payment of an unused funds fee of 4% per annum on the unused portion of the note. The Company may borrow any amount, at any time during the term of the note as long as it is not in default at the time of the advance, provided that the total advances under the note, net of repayments, may not exceed $16 million. If the Company terminates the note before its scheduled maturity it will be required to pay a termination fee based on a formula that is approximately equal to $2,192 for each day remaining before the scheduled maturity.
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
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
On the closing of the AEM acquisition, the Company drew $5.5 million under the note to fund the cash portion of the purchase consideration and a $2 million equity infusion the Company made into AEM to fund its working capital needs and help to insure that AEM met its tangible net worth covenant on its line of credit. As of June 30, 2008 there was $7 million outstanding under the Kiphart/Advanced Biotherapy line of credit.
As part of the acquisition of AEM, the Company assumed all of AEM’s liabilities, which included its bank line of credit. The line of credit was restructured at the time of the acquisition to split it into a $2,115,775 revolving promissory note and a $2,228,775 revolving promissory note. The $2,115,775 revolving promissory note is secured by a certificate of deposit pledged by one of the former stockholders of AEM, and bears interest at the Prime rate (5.00% as of June 30, 2008). The $2,228,775 revolving promissory note is secured by all of the assets of AEM and bears interest at Prime (5.00% as of June 30, 2008) plus 1.0%. Availability under the revolving note is tied to eligible accounts receivable. Both notes mature on October 31, 2008 and contain a minimum tangible net worth covenant. The balance outstanding on the notes as of June 30, 2008 was $2,115,775 and $1,571,000, respectively.
AEM also has an unsecured line of credit agreement with the same bank that allows for borrowing up to a maximum of $84,000. The line expires in December 2008, subject to renewal. The line of credit bears interest at Prime plus 0.75%. The balance of this line of credit as of June 30, 2008 was $84,000.
Note 10 – Subordinated Convertible Term Notes
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
modified-Black Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.
The shares issued as part of the quarterly interest payments and issuable upon conversion of the term loan or exercise of the warrants have not been registered for resale, though the Company has given the Investors the right to demand the Company use its best efforts to file as soon as practicable a registration statement to register a minimum of 142,857 issued shares.
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
The balance on the subordinated convertible term notes as of June 30, 2008 and December 31, 2007 was $5,000,000.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 11 – Notes Payable
As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Duke Investments, LLC (formerly known as Cinergy Investments, LLC). The note accrues interest at the rate of prime (5.0% as of June 30, 2008) plus 3%. As of June 30, 2008 and 2007 the Company had accrued interest payable of $50,045 and $35,533, respectively related to the note.
On July 10, 2008, Duke Investments elected to convert the note and accrued interest into 32,848 shares of the Company’s common stock.
As part of the acquisition of AEM, the Company assumed two notes payable to an entity owned by a former stockholder of AEM. The first loan had a balance for $422,390 as of June 30, 2008. Interest is payable monthly at the current Prime rate. The second loan had a balance of $1,000,000 as of June 30, 2008. Interest is payable monthly at a fixed rate of 9.25%. Principal payments under both notes are due in 24 equal monthly payments to the extent permitted under the AEM lines of credit described in Note 9. In the event that the Company completes an underwritten offering that generates a gross amount of at least $20 million the remaining principal sum together with accrued interest shall become immediately due and payable.
Note 12 – Long Term Debt
     The Company’s long term debt consists of the following:

June 30,	2008

Mortgage note to American Chartered Bank, prime (5.00% as of June 30, 2008) plus 1/2%, payable in monthly installments of $3,000, plus interest until January 2010. A final payment of $415,000 is due in February 2010. This note is collateralized by the Company’s building and land in Elk Grove Village, Illinois	$472,000

Subordinated convertible term note (less debt discount of $1,914,528, as of June 30, 2008) 10% interest rate due May 2010	3,085,472

Notes payable, interest rates of between prime and 9.25%, amortizing over 24 months once permitted by senior lenders and payable in full upon completion of an underwritten offering of at least $20 million	1,422,390

Various other notes payable with monthly payments totaling $13,434 as of June 30, 2008, and interest rates between 0% and 8.99%	411,580

Total debt	5,391,442

Less current portion	657,417

Total long-term debt	$4,734,025

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
     The aggregate amounts of long-term debt maturing in future years as of June 30, 2008, are as follows:

Aggregate
Maturities

2008	368,751
2009	864,103
2010	6,129,305
2011	53,303
2112	38,112
2113	2,396

$7,455,970

Note 13 – Business Segment Information
The Company is organized and manages its business in three distinct segments: the Energy Technology segment, the Energy Efficiency Services segment and the Financial Services segment. In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.
The Company operates under three reporting segments: Energy Efficiency Services, Energy Technology and Financial Services.
•	Energy Efficiency Services. The Energy Efficiency Services segment includes:
o	Engineering and consulting: Energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits, e-commissioning, design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

o	Implementation: Implementation services includes energy efficiency lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.
•	Energy Technology. The Energy Technology segment markets a patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The technology provides remote monitoring, management and control of commercial rooftop HVAC units and facility lighting via wireless communication.

•	Financial Services. The Financial Services segment began operations in late 2007 to enable the Company’s commercial and industrial clients to pay for its energy efficiency solutions over time. The Company records these extended term receivables as long-term receivables and consolidates them within Lime Finance for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce its cost of capital.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following is the Company’s business segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues:
Energy Efficiency Services	$6,269,226	$3,083,389	$8,479,612	$4,788,232
Energy Technology	659,446	1,019,304	1,351,480	1,865,804
Financial Services	5,097	—	10,156	—
Intercompany sales	—	—	—	(22,796)

Total	6,933,769	4,102,693	9,841,248	6,631,240

Operating Loss:
Energy Efficiency Services	(1,982,517)	(226,494)	(3,533,055)	(933,471)
Energy Technology	(747,385)	(578,993)	(1,531,618)	(1,394,932)
Financial Services	4,646	—	9,649	—
Corporate overhead	(1,280,347)	(1,166,437)	(2,839,900)	(2,984,175)

Total	(4,005,603)	(1,971,924)	(7,894,924)	(5,312,578)

Interest Expense, net	(524,986)	(71,629)	(869,038)	(41,914)

Net Loss	$(4,530,589)	$(2,043,553)	$(8,763,962)	$(5,354,492)

	June 30, 2008	December 31, 2007
Total Assets:
Energy Efficiency Services	$39,388,426	$16,493,666
Energy Technology	2,227,888	3,166,073
Financial Services	702,468	351,297
Corporate overhead	2,002,146	5,932,796

Total	$44,320,928	$25,943,832

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 12 – Equity Issuances
(a)	During the first six months of 2008, the Company issued consultants warrants with terms of three years to purchase 17,143 shares of its common stock at prices of $8.05 to $9.45 per share as partial consideration for services provided the Company. These warrants were valued at $97,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 3.259%, expected volatility of 91.6%, expected dividend of $0 and expected life of three years. The value of the warrants was charged to operations during the first six months of 2008.
(b)	During the first six months of 2008, the Company issued 12,882 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.
(c)	During the first six months of 2008, holders of certain options and warrants exercised their rights to purchase 27,655 shares of the Company’s common stock at prices between $6.30 and $7.35 per share.
Note 13 – Related Party Transactions
As is more fully described in Note 9 above, in March 2008, the Company entered into a revolving credit note with Advanced Biotherapy, Inc. and Richard Kiphart. Mr. Kiphart is the Company’s Chairman and largest individual stockholder. This note was subsequently amended on June 10, 2008 and August 14, 2008 to increase the size of the note to $16 million. Mr. Kiphart is also the Chairman of the Board of Advanced Biotherapy, Inc., and owns the majority of the common stock of Advanced Biotherapy. Mr. David Valentine, one of the Company’s directors, is also a director and stockholder of Advanced Biotherapy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2008 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.
Overview
          We are a leading provider of energy efficiency solutions that enable our clients to reduce their energy-related expenditures and the impact of their energy use on the environment. Our clients include commercial and industrial businesses, property owners and managers and energy service companies serving government and educational institutions.
          We operate under three reporting segments: Energy Efficiency Services, Energy Technology and Financial Services.
•	Energy Efficiency Services. Our Energy Efficiency Services segment represented approximately 86% of our revenue during the first half of 2008 and 95% of our pro forma 2007 revenue (adjusted to include AEM). Our Energy Efficiency Services segment includes:
o	Engineering and consulting: Our energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits and e-commissioning. We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.
o	Implementation: We provide a range of energy efficiency and conservation services, including energy efficient lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.
•	Energy Technology. Our Energy Technology segment, which represented approximately 6% of our pro forma 2007 revenue, offers our patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units. Our uMAC technology is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.

•	Financial Services. Our Financial Services segment began operations in late 2007 to enable our commercial and industrial clients to pay for our energy efficiency solutions over time. We record the extended payment receivables from our clients as long-term receivables. We consolidate them within a subsidiary for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce our cost of capital. Since its inception through June 30, 2008, we have provided extended payment terms on approximately $930,000 of our sales, and we had approximately $750,000 of receivables in this portfolio as of June 30, 2008.

Results of Operations
Revenue
          We generate the majority of our revenue from the sale of our services as well as the sale of our proprietary products and the products that we purchase and resell to our clients. All of our revenue is earned in the United States.
Energy Efficiency Services Segment
          Revenue from our Energy Efficiency Services business includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our customers. The substantial majority of our Energy Efficiency Services revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Historically, our projects have typically been completed within one to three weeks, with the exception of a few multi-month projects. With the addition of AEM, the number of multi-month projects will increase, as historically AEM’s projects have typically taken four to eight months to complete.
Energy Technology Segment
          Revenue from our Energy Technology business includes charges for the sale of our eMAC/uMAC line of controllers, installation of the product and for ongoing monitoring services associated with the product. In our Energy Technology segment, we often bundle contracts to provide monitoring services and web access with the sale of our eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which, at the time the hardware is delivered and installed, includes undelivered services essential to the functionality of the product. Accordingly, we defer the revenue for the product and services and the cost of the equipment and installation and recognize them over the term of the monitoring contract. Our monitoring contracts typically vary in length from one month to five years, with the majority of the contracts having one year terms.
Financial Services Segment
          Revenue from our new Financial Services segment represents small administrative fees on the creation of extended payment arrangements between our wholly owned financing subsidiary and commercial and industrial clients that participate in our extended payment program. When an extended payment agreement is recorded, we are required to discount the receivable using a market rate of interest that would generally be available to our customer, and amortize the discount over the term of the receivable as interest income. As a result, a majority of the earnings of the Financial Services segment are recognized as interest income.
Gross Profit
          Gross profit equals our revenue less costs of sales. The cost of sales for our Energy Efficiency Services business consists primarily of materials, our internal labor and the cost of subcontracted labor. The costs of sales for our Energy Technology business include charges from the contract manufacturer that manufactures the eMAC line of controllers, the costs of our internal labor and outside contractors used to install our product in our customers’ facilities, depreciation and charges for potential future warranty claims.

          Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. A portion of our expenses, such as the cost of certain salaried project management and engineering personnel, are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses are not expected to increase proportionately with sales. Our business is also seasonal, as such our margins will vary with seasonal changes in our revenue due to the fixed nature of some of our costs.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses (“SG&A”) include the following components:
•	direct labor and commission costs related to our employee sales force;

•	costs of our non-production management, supervisory and staff salaries and employee benefits, including the costs of stock-based compensation;

•	costs related to insurance, travel and entertainment, office supplies and utilities;

•	costs related to marketing and advertising our products;

•	legal and accounting expenses;

•	research and development expenses; and

•	costs related to administrative functions that serve to support our existing businesses, as well as to provide the infrastructure for future growth.
Amortization of Intangibles
          We incur expenses related to the amortization of identifiable assets that we have capitalized in connection with our acquisitions. In connection with our acquisition of AEM on June 11, 2008, we recorded identifiable intangible assets of $16.0 million, of which $4.8 million is amortizable, and goodwill of $11.2 million which is not amortizable.
Other Expense
          Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our lines of credit, the mortgage on our headquarters building, notes payable and various vehicle loans. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue
          Our total revenue for the three-month period ended June 30, 2008 was $6,933,769, an increase of $2,831,076, or 69%, over the $4,102,693 reported for the three-month period ended June 30, 2007. Revenue for our Energy Efficiency Services was $6,269,226 for the second quarter of 2008, an increase of $3,185,837 or 103%, as compared to $3,083,389 for the second quarter of 2007. The acquisition of AEM in early June 2008 was responsible for approximately $2 million of the increase, while contributions from companies we acquired in 2007 were responsible for the balance of the increase. We expect revenue for this segment to continue to increase throughout the balance of 2008 due to the 2007 and 2008 acquisitions and increased sales from our existing business as the result of recent additions to our sales staff.
          Revenue from our Energy Technology segment was $659,446 for the quarter ended June 30, 2008, a decline of $359,858 or 35%, when compared to $1,019,304 reported during the same period in 2007. Sales for this segment have been negatively impacted by limited availability of product due to delays in completing an upgrade to the eMAC line of controllers. Testing has begun on the new version of the eMAC and we hope to begin shipping the upgraded version of the product in the fourth quarter of the year. As a result, we expect 2008 revenue for this segment to be lower than the levels achieved during 2007.
Gross Profit
          Gross profit for the three month period ended June 30, 2008 was $909,326, a decline of $248,643, or 21%, from the $1,157,969 earned during the same period in 2007. Our gross profit margin was 13.1% for the second quarter of 2008 as compared to 28.2% during the second quarter of 2007. The hiring of additional personnel and purchases of new equipment in the Energy Efficiency Services segment to facilitate our expected growth contributed to the decline in margins for this segment during the second quarter of 2008, when compared to the second quarter of 2007. Margins were also lower in the Energy Technology segment due to lower revenue. We expect that our gross margins will improve through the balance of 2008 if we are able to achieve our anticipated increases in revenue.
Selling, General and Administrative Expense
          SG&A expense for the three-month period ended June 30, 2008 was $4,509,116, a $1,861,243, or 70% increase over the $2,647,873 reported during the second quarter of 2007. Acquisitions we made in 2007 and 2008 were responsible for $1.3 million of the increase in SG&A expense, while additions to our sales staff and higher share-based compensation expense contributed $190,000 and $100,000 to the increase during the quarter, respectively. Research and development expense increased approximately $122,000 during the second quarter of 2008 due to continued work on the eMAC upgrade, while costs associated with eMAC pilot projects and outside commissions were responsible for $60,000 of the increase during the period. SG&A expense as a percentage of our revenue was 65.0% during the second quarter of 2008 as compared to 64.5% during the second quarter of 2007.
          Inclusion of SG&A expense associated with our 2007 and 2008 acquisitions will contribute to higher SG&A expense in the third and fourth quarters of 2008, however, we expect revenue to grow faster than SG&A expense during these periods which should lead to a decline in SG&A as a percentage of revenue.
Amortization of Intangibles
          Amortization expense associated with our intangible assets declined $76,207, or 16%, to $405,813 during the second quarter of 2008, from $482,020 during the second quarter of 2007. The decline is the result of certain intangible assets associated with the acquisition of Kapadia Energy Services and Texas Energy Products becoming fully amortized, partially offset by additional amortization of intangibles associated with the AEM acquisition.
          The acquisition of AEM in June 2008 will lead to higher amortization during the third and fourth quarters of 2008. Based on the preliminary analysis of AEM’s intangibles, amortization expense is expected to be approximately $700,000 in each of the third and fourth quarters of 2008.

Other Expense
          Other expense for the three months ended June 30, 2008 was $524,986, an increase of $453,357 from $71,629 for the same period during 2007. Interest expense for the second quarter of 2008 increased $392,359 to $538,210 from $145,851 during the second quarter of 2007. The components of interest expense for the three-month periods ended June 30, 2008 and 2007 are as follows:

Three months ended June 30	2008	2007

Lines of credit	$139,974	—
Convertible subordinated notes	124,311	$41,630
Notes payable	14,227	4,219
Mortgage	6,701	11,303
Vehicle loans	2,783	928
Capital Leases	615	—

Total contractual interest	$288,611	$58,080

Amortization of deferred issuance costs and debt discount	249,599	87,771

Total Interest Expense	$538,210	$145,851

          Total contractual interest (the interest on outstanding loan balances) increased $230,531 to $288,611 for the second quarter of 2008 from $58,080 for the second quarter of 2007. The increase primarily was the result of increased borrowings under our line of credit, inclusion of a full quarter of interest on the convertible subordinated notes which were issued at the end of May 2007, and inclusion of interest on the debt assumed as part of the AEM acquisition.
          Interest income declined $60,998 to $13,224 for the second quarter of 2008 from $74,222 for the same period of 2007. The decline was the result of lower interest rates and lower average invested balances. Included in interest income for the three-month period ended June 30, 2008 is $7,542 of amortization of the discount on our long term receivables.
Six Month Period Ended June 30, 2008 Compared to Six Month Period Ended June 30, 2007
Revenue
          Revenue for the six month period ended June 30, 2008 was $9,841,248, an increase of $3,210,008 or 48%, from the $6,631,240 for the same period in 2007. Our Energy Efficiency Services segment and Energy Technology segment represented 86% and 14% of our revenue during the first six months of 2008, respectively, compared with 72% and 28%,respectively during the six-month period ended June 2007.
          The revenue fom our Energy Efficiency Services segment increased $3,691,380 or 77%, to $8,479,612 during the first six months of 2008 from $4,788,232 during the first six months of 2007. Acquisitions that we made in June and August 2007 and June 2008 were responsible for $3.5 million of the increase, while an increase in our sales staff was responsible for the remainder of the revenue increase during the first six months of 2008.
          The revenue from our Energy Technology segment declined $514,324, or 28%, to $1,351,480 during the first six months of 2008 from $1,865,804 during the same period in 2007. This segment continues to experience lower sales due a lack of available product as the result of delays in completing the upgrade of the eMAC line of HVAC controllers. We are currently conducting field tests of the new version of the eMAC and expect to begin shipping product by the end of 2008.
          During the six-month period ended June 30, 2007, we recorded intercompany sales of $23,000 that represented sales from our Energy Technology segment to the Energy Efficiency Services segment, which resold the product to its customers.
Gross Profit
          Our gross profit for the six month period ended June 30, 2008 was $1,058,404, a decline of $471,632 from the $1,530,036 earned in the first half of 2007. Our gross profit margin was 10.8% for the first six months of 2008 compared to 23.1% for the same period in 2007. The hiring of additional personnel and purchases of new equipment in the Energy Efficiency Services segment to facilitate our expected growth contributed to the decline in margins for this segment. Margins were also lower in the Energy Technology segment due to lower revenue resulting from delays in completing the eMAC upgrade. We expect margins to improve if we are able to achieve our expected increases in our revenue during the second half of 2008.
Selling, General and Administrative Expense
          SG&A expense for the first six months of 2008 increased $2,405,883, or 41%, to $8,309,668 from $5,903,785 during the first six months of 2007. Acquisitions completed in June and August 2007 and June 2008 were responsible for approximately $1.6 million of the increase in SG&A, while increases in labor expense and share-based compensation expense contributed approximately $415,000 and $235,000 to the increase, respectively. Also contributing to the higher SG&A expense was an increase of approximately $240,000 in research and development expense related to our work to upgrade the eMAC. SG&A expense as a percentage of revenue was 84% for the first half of 2008 as compared to 89% for the same period in 2007.
Amortization of Intangibles
          Amortization expense declined $295,169, or 31%, to $643,660 during the first six months of 2008 from $938,829 during the first six months of 2007. The decline is the result of certain intangible assets associated with the acquisition of Kapadia Energy Services and Texas Energy Products becoming fully amortized, partially offset by additional amortization associated with the AEM acquisition in June 2008.
Other Expense
          Our net interest expense increased $827,124 to $869,038 during the first half of 2008 from $41,914 during the first half of 2007. Interest expense increased $763,914 to $926,163 for the six months ended June 30, 2008, from $162,249 for the same period in 2007. The components of interest expense for the six-month periods ended June 30, 2008 and 2007 are as follows:

Six months ended June 30	2008	2007

Lines of credit	139,974	—
Convertible subordinated notes	248,628	41,630
Notes payable	17,616	8,438
Mortgage	14,924	22,679
Vehicle loans	5,207	1,731
Capital Leases	616	—

Total contractual interest	$426,965	$74,478

Amortization of deferred issuance costs and debt discount	499,198	87,771

Total Interest Expense	$926,163	$162,249

          Contractual interest expense (the interest on outstanding loan balances) increased $352,487 to $426,965 during the first six months of 2008 from $74,478 during the same period in 2007. Part of this increase was due to the fact that the first half of 2007 only included one month of interest on the convertible subordinated notes which were issued late May 2007, whereas the first half of 2008 includes six months of expense. Also contributing to the increase in our interest expense during the first half of 2008 was the use of our line of credit and interest on the debt we assumed as part of the acquisition of AEM.
          Our interest income for the first six months of 2008 declined $63,210 to $57,125 from $120,335 for the first six months of 2007. The decline was the result of lower interest rates and lower average invested balances. Included in interest income is $13,243 of amortization of the discount on our long term receivables.
Liquidity and Capital Resources
          As of June 30, 2008, we had cash and cash equivalents of $474,372 and $4.6 million of availability on our lines of credit, compared to $4,780,701 of cash and $3 million of availability on our line of credit on December 31, 2007. In August 2008 we amended our line of credit to increase the availability under the line by an additional $5 million.
          Our debt obligations as of June 30, 2008 totaled $18.2 million under our lines of credit, convertible subordinated debt, our notes payable, various vehicle loans and capitalized leases.
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

          The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Six months ended June 30	2008	2007

Net cash used in operating activities	$(7,071,630)	$(3,657,255)
Net cash used in investing activities	(3,852,664)	(424,224)
Net cash provided by financing activities	6,617,965	7,758,142

Net (decrease) increase in cash and cash equivalents	(4,306,329)	3,676,663

Cash and cash equivalents, at beginning of period	4,780,701	4,663,618

Cash and cash equivalents, at end of period	$474,372	$8,340,281

Six months Ended June 30, 2008 Compared to Six months Ended June 30, 2007
Operating Activities
          Operating activities consumed cash of $7,071,630 million during the six-month period ending June 30, 2008 compared to consuming cash of $3,657,255 million during the same period of 2007.
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
          Cash consumed by operating activities increased $3,414,375, or 93%, to $7,071,630 during the first six months of 2008 as compared to $3,657,255 during the same period in 2007. Cash used to fund the net loss before changes in working capital increased $3,394,977 to $5,299,199 during the first six months of 2007 from $1,904,222 during the first six months of 2007. The increase in cash used to fund the net loss before changes in working capital was due to the reduction in our gross profit, increased SG&A expense and increased interest expense during the period. We anticipate this use of cash be reduced and perhaps eliminated during the balance of 2008 with improvements in profitability if we are able to achieve the expected increase in revenue in the second half of the year.
          Changes in working capital (adjusted for business acquisitions) consumed cash of $1,772,431 during the first six months of 2008, which was relatively unchanged from the $1,753,033 consumed during the first six months of 2007. We expect our working capital requirements to increase in the third and fourth quarters of 2008 if we are able to achieve our expected increase in sales during the period.
Investing Activities
          Cash used in investing activities during the first half of 2008 was $3,852,664, an increase of $3,428,440 over the $424,224 used during the first half of 2007. During the 2008 period we used $3,704,692 to fund the acquisition of AEM (net of cash acquired), $12,059 for expenses related to acquisitions completed in 2007 and $135,912 for capital expenditures. During the first half of 2007 we used $305,706 to fund the purchase of Texas Energy Products and $118,518 for capital expenditures.
Financing Activities
          Financing activities generated cash of $6,617,965 during the first six months of 2008 as compared to generating $7,758,142 during he first six months of 2007. During the first half of 2008 we drew

$3,500,000 on our line of credit to fund the acquisition of AEM, $2,000,000 to fund an equity infusion into AEM to assist with its working capital requirements and help insure that they meet the covenants under their bank agreements and $1.5 million to fund other operating needs. We borrowed $25,372 to fund the purchase of a new truck and received $103,821 from the exercise of options and warrants. These sources of cash were partially offset by $521,025 used to repay a portion of our long term debt.
          In April 2007 we received the proceeds from a stockholder rights offering which raised $2,999,632, incurring issuance costs of $248,293. During May and June of 2007 we raised $5,000,000 through the issuance of subordinated convertible term notes to a group of eight investors, incurring issuance costs of $8,572. We also borrowed $33,228 during the six months ended June 30, 2007 to fund the purchase of new delivery vehicles, made scheduled payments of $25,448 on our mortgage and vehicle loans and received $7,595 from the exercise of options and warrants.
Sources of Liquidity
          Our primary sources of liquidity are our available cash reserves and availability under our lines of credit. As of June 30, 2008, we had cash reserves of $474,372 and $4.6 million of availability on our lines of credit. In August 2008 we amended our line of credit to increase the availability under the line by an additional $5 million.
Lines of Credit
          On March 12, 2008, we entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. and Richard Kiphart, our chairman and largest individual investor (the “Lenders”). On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14,500,000 from $1,500,000. Advanced Biotherapy’s note remained at $1,500,000. As part of the amendments the lenders were given a general security interest in all of our assets and a provision was added such that in the event the notes are not repaid as of the maturity date, that each note is convertible at the holder’s election at any time from April 1, 2009 until March 31, 2010 into shares of our common stock at $7.93 per share. The notes mature on March 31, 2009 and bear interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note. The note also requires the quarterly payment of an unused funds fee of 4% per annum on the unused portion of the note. We may borrow any amount, at any time during the term of the note as long as we are not in default at the time of the advance, provided that the total advances under the note, net of repayments, may not exceed $16 million. If we terminates the note before its scheduled maturity it will be required to pay a termination fee based on a formula that is approximately equal to $2,192 for each day remaining before the scheduled maturity.
          Our subsidiary, Applied Energy Management, Inc. has two revolving promissory notes, they provide for maximum borrowings of $2,115,775 and $2,228,775, respectively. The $2,115,775 revolving promissory note is secured by a certificate of deposit pledged by one of the former stockholders of AEM, and bears interest at the Prime rate (5.00% as of June 30, 2008). The $2,228,775 revolving promissory note is secured by all of the assets of AEM and bears interest at Prime plus 1.0%. The $2,228,775 revolving note allows for borrowings up to a maximum of the lesser of $2,228,775 or 60% of eligible accounts receivable, as defined. Provisions of the loan agreements require the Company to meet a tangible net worth covenant as measured on July 31, 2008. Both notes mature on October 31, 2008. The balance available under the notes as of June 30, 2008 was $1,571,000.
          AEM also has an unsecured line of credit agreement with the same bank that allows for borrowing up to a maximum of $84,000. The line expires in December 2008, subject to renewal. The line of credit bears interest at Prime plus 0.75%. The balance of this line of credit as of June 30, 2008 was $84,000.
Key Strategies for Cash Flow Improvement
          We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute on our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements, and acquisitions. Our management has set the following key strategies for cash flow improvement:
•	Focus on increasing the sales and profitability of our products and services. During the past two fiscal years, excluding the effects of the AEM acquisition, we increased our revenue by $15.8 million, or 427%, and our gross profit increased from $2,000 to $4.4 million. This improvement in our gross profit was offset by a $7.7 million increase in our SG&A expense ($4.0 million excluding non-cash stock-based compensation) over the period, primarily as a result of acquisitions and the addition of sales and administrative support personnel. However, we believe that we have the infrastructure in place to support a substantial increase in revenue, without the need to increase headcount significantly from current levels. While there are no assurances that we will substantially grow our revenue, if we can achieve substantial revenue growth, we believe we will significantly reduce or eliminate the cash consumed from operating activities before changes in working capital.

•	Turn around the performance of our Energy Technology segment. Largely as a result of lower than expected sales, our Energy Technology segment recorded an operating loss of approximately $8.2 million during 2007, or 55% of our total operating loss. Part of the failure to achieve scale in this business is due to delays in getting a new version of the eMAC into production. We have taken steps to address this issue and expect that the new version of the eMAC will be available during the fourth quarter of 2008. In the meantime, we have taken steps to reduce the overhead costs of this segment to better align them with the anticipated level of business activity. We continue to invest in this segment because we believe there is an attractive market for this segment’s products based on a marketing study completed last year, positive feedback from our pilot programs and our experience marketing the product. We are committed to turning around the performance of this segment, however we continue to carefully review all of our alternatives for this business.

•	Manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
          Although we cannot be certain that these strategies will succeed, we believe that meeting these cash flow improvement goals should provide sufficient liquidity to allow us to operate until our operations generate positive cash flow.
Off-Balance Sheet Arrangements
          We do not currently have any off-balance sheet arrangements.

Contractual Obligations
          Our obligations to make future payments under contracts as of June 30, 2008 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt (1)(2)(3)	$19,074,221	$11,948,114	$7,061,461	$64,646	$—
Operating leases	2,762,848	1,020,667	1,339,561	402,620	—
Employment agreements	4,057,383	1,564,560	2,492,823	—	—

Total	$25,894,452	$14,533,341	$10,893,845	$467,266	$—

(1)	Excludes floating rate interest on the long-term debt. Interest payments required during 2008, based on current interest rates are projected to be $258,386.

(2)	Includes $478,423 of interest on subordinated notes payable in shares of common stock

(3)	$5,000,000 in subordinated convertible notes will automatically convert to common stock if the closing price on our common stock is $10.50 or greater for 20 days in a 30 day period at any time after May 31, 2008.
          Of the debt maturing in less than one year, approximately $10.8 million represents the outstanding balances on our lines of credit which mature between October 31, 2008 and March 31, 2009. It is our intent to attempt to either refinance or extend the maturity dates on these facilities before their scheduled maturity.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
          The only significant exposure we have to market risk is the risk of changes in market interest rates relating to our floating rate debt. The interest rates on this debt are variable and changes with changes in the prime rate. As of June 30, 2008, we had $4,476,775 of floating rate debt outstanding and the prime rate was 5.00%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on our floating rate debt would increase by approximately $45,000.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
          Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
          There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Limitations of the Effectiveness of Internal Controls
          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	During the first six months of 2008, we issued two consultants warrants with terms of three years to purchase 17,143 shares of our common stock at prices of $8.05 to $9.45 per share as partial consideration for services provided to us.

(2)	During the first six months of 2008, we issued 12,882 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed to them.

No underwriters were involved in the transactions described above. All of the securities issued in these transactions were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder, in that the transactions involved the issuance and sale of our securities to financially sophisticated individuals or entities that were aware of our activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions. Certain of the purchasers also represented that they were “accredited investors” as defined in Regulation D and were acquiring such securities for investment for their own account and not for distribution.
ITEM 4. Submission of Matters to a Vote of Security Holders
          On June 4, 2008, we held our annual meeting of stockholders. At the annual meeting, eight nominees to our Board of Directors were elected to hold office for a one year term ending at our 2008 annual meeting of stockholders or until their respective successors were duly elected and qualified. The number of directors has been set at twelve by resolution of the Board.
          As of the record date, there were 7,758,529 shares of our common stock eligible to be voted, of which 6,548,231 shares or 82% were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, Gregory T. Barnum, William R. Carey, Joesph F. Desmond, Richard P. Kiphart, Daniel W. Parke and David W. Valentine, who were all of the nominees, with results for each director as follows:

Director	For	Withheld
David R. Asplund	6,327,704	220,527
Gregory T. Barnum	6,323,029	225,202
William R. Carey	5,559,732	988,499
Joseph F. Desmond	6,327,731	220,500
Richard P. Kiphart	5,576,757	971,474
Daniel W. Parke	6,327,712	220,519
David W. Valentine	6,323,029	225,202
Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals
Approved Adoption of 2008 Long-Term Incentive Plan	2,313,649	800,456	2,443	3,431,683
Ratification of selection of independent auditors for 2008	6,503,922	43,712	597	—

ITEM 6. Exhibits
10.1	Amended and Restated Line of Credit Note ($9,500,000) dated June 6, 2008, by the Company in favor of Richard P. Kiphart (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.2	Amended and Restated Line of Credit Note ($1,500,000) dated June 6, 2008, by the Company in favor of (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.3	AR Note Issuance Agreement dated June 6, 2008, by and among the Company, Richard P. Kiphart and Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.4	Stock Purchase Agreement dated June 11, 2008, by and among the Company, the Shareholders of Applied Energy Management, Inc. and Stephen Glick, as Shareholder Representative (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.5	Registration Rights Agreement dated June 11, 2008, by and among the Company and the Shareholders of Applied Energy Management, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.
Dated: August 15, 2008	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: August 15, 2008	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Amended and Restated Line of Credit Note ($9,500,000) dated June 6, 2008, by the Company in favor of Richard P. Kiphart (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.2	Amended and Restated Line of Credit Note ($1,500,000) dated June 6, 2008, by the Company in favor of (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.3	AR Note Issuance Agreement dated June 6, 2008, by and among the Company, Richard P. Kiphart and Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.4	Stock Purchase Agreement dated June 11, 2008, by and among the Company, the Shareholders of Applied Energy Management, Inc. and Stephen Glick, as Shareholder Representative (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

10.5	Registration Rights Agreement dated June 11, 2008, by and among the Company and the Shareholders of Applied Energy Management, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated June 11, 2008 and filed on June 11, 2008)

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002