Form 10-Q
period 2008-09-30
LIME ENERGY CO.
filed 2008-11-14
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
8,700,209 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 12, 2008.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2008	December 31,
	(unaudited)	2007(1)

Assets

Current Assets
Cash and cash equivalents	$879,385	$4,780,701
Accounts receivable, net	20,201,338	6,382,060
Inventories	826,507	1,067,940
Costs and estimated earnings in excess of billings on uncompleted contracts	2,909,521	952,997
Prepaid expenses and other	1,013,625	250,169

Total Current Assets	25,830,376	13,433,867

Net Property and Equipment	2,175,185	1,542,327

Long Term Receivables	839,166	224,568
Deferred Financing Costs, net	4,745	6,885
Intangibles, net	7,852,035	3,979,052
Goodwill	17,717,811	6,757,133

	$54,419,318	$25,943,832

LIME ENERGY CO.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,
	2008	December 31,
	(unaudited)	2007(1)

Liabilities and Stockholders’ Equity

Current Liabilities
Lines-of-credit	$17,023,235	$—
Notes payable	948,260	150,000
Current maturities of long-term debt	674,804	81,954
Accounts payable	10,924,426	3,092,226
Accrued expenses	3,039,592	1,571,683
Billings in excess of costs and estimated earnings on uncompleted contracts	2,498,671	636,867
Deferred revenue	436,642	894,550
Customer deposits	1,133,339	1,180,834

Total Current Liabilities	36,678,969	7,608,114

Deferred Revenue	130,922	244,792
Long-Term Debt, less current maturities, net of unamortized discount of $1,662,904 and $2,412,305 at September 30, 2008 and December 31, 2007, respectively	4,078,851	3,187,680
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	41,922,742	12,074,586

Stockholders’ Equity
Common stock, $.0001 par value; 200,000,000 shares authorized, 8,700,209 and 7,720,269 issued as of September 30, 2008 and December 31, 2007, respectively	870	773
Additional paid-in capital	116,797,234	106,267,336
Accumulated deficit	(104,301,528)	(92,398,863)

Total Stockholders’ Equity	12,496,576	13,869,246

	$54,419,318	$25,943,832

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007
See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months ended September 30	2008	2007

Revenue	$18,332,079	$5,461,090

Cost of sales	13,803,648	4,026,655

Gross profit	4,528,431	1,434,435

Selling, general and administrative	6,002,082	2,965,965
Amortization of intangibles	733,357	713,881

Operating loss	(2,207,008)	(2,245,411)

Other Expense:
Interest income	13,143	75,332
Interest expense	(944,838)	(395,346)

Total other expense	(931,695)	(320,014)

Net Loss	(3,138,703)	(2,565,425)

Basic and Diluted Net Loss Per Common Share	$(0.36)	$(0.33)

Weighted average common shares outstanding	8,683,978	7,673,710

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine months ended September 30	2008	2007

Revenue	$28,173,327	$12,092,330

Cost of sales	22,586,492	9,127,859

Gross profit	5,586,835	2,964,471

Selling, general and administrative	14,311,751	8,869,749
Amortization of intangibles	1,377,016	1,652,710

Operating loss	(10,101,932)	(7,557,988)

Other Expense:
Interest income	70,268	195,667
Interest expense	(1,871,001)	(557,595)

Total other expense	(1,800,733)	(361,928)

Net Loss	(11,902,665)	(7,919,916)

Basic and Diluted Net Loss Per Common Share	$(1.46)	$(1.05)

Weighted average common shares outstanding	8,124,997	7,508,926

See accompanying notes to condensed consolidated financial statements

LIME ENERGY CO.
STATEMENT OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2007	7,720,269	$773	$106,267,336	$(92,398,863)	$13,869,246

Acquisition of Applied Energy Management, Inc.	882,725	88	6,999,912	—	7,000,000

Share based compensation	—	—	2,862,320	—	2,862,320

Conversion of note payable	32,848	3	200,370	—	200,373

Satisfaction of interest obligation through issuance of common stock	32,581	3	250,167	—	250,170

Warrants issued for services received	—	—	97,000	—	97,000

Proceeds from exercise of options and warrants	31,786	3	120,129	—	120,132

Net loss for the nine months ended September 30, 2008	—	—	—	(11,902,665)	(11,902,665)

Balance, September 30, 2008	8,700,209	$870	$116,797,234	$(104,301,528)	$12,496,576

See accompanying notes to condensed consolidated financial statements.

LIME ENERGY CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30	2008	2007

Cash Flow from Operating Activities

Net loss	$(11,902,665)	$(7,919,916)

Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions
Depreciation and amortization	1,686,768	1,771,012
Share based compensation	2,862,320	2,211,421
Warrants issued in exchange for services received	97,000	162,000
(Recoveries) provision for bad debt	(24,068)	121,216
Liquidated damages satisfied through issuance of common stock	—	613,708
Amortization of deferred financing costs	2,140	968
Amortization of original issue discount	749,401	339,145
Accrued interest satisfied through the issuance of common stock	250,170	83,827
PIK notes issued for interest	25,685	—
Loss on disposal of fixed assets	1,580	—
Warrant repricing	—	19,204
Changes in assets and liabilities, net of acquisitions
Accounts receivable and long term receivables	(8,933,145)	(3,044,830)
Inventories	241,433	(1,488,806)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,117,154)	(273,267)
Prepaid expenses and other current assets	(512,671)	30,511
Accounts payable	2,526,493	734,754
Accrued expenses	660,658	(198,943)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,340,556	89,808
Deferred revenue	(571,778)	(254,105)
Customer deposits and other current liabilities	(47,495)	76,684

Net cash used in operating activities	(12,664,772)	(6,925,609)

Cash Flows Used In Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(3,789,120)	(593,586)
Expenses related to 2007 acquisitions	(12,059)
Proceeds from the sale of fixed assets	2,200	—
Purchase of property and equipment	(357,464)	(376,152)

Net cash used in investing activities	(4,156,443)	(969,738)

Cash Flows Provided by Financing Activities
Advances on lines of credit	13,236,572	—
Proceeds from long-term debt	133,553	5,121,207
Payment on long-term debt	(570,358)	(39,458)
Cash paid for deferred financing costs	—	(8,572)
Proceeds from issuance of common stock	—	2,999,632
Issuance costs related to stock issuances	—	(248,293)
Proceeds from exercise of options and warrants	120,132	39,725

Net cash provided by financing activities	12,919,899	7,864,241

Net Decrease in Cash and Cash Equivalents	(3,901,316)	(31,106)

Cash and Cash Equivalents, at beginning of period	4,780,701	4,663,618

Cash and Cash Equivalents, at end of period	$879,385	$4,632,512

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for interest	$479,132	$58,660
Value of warrants issued in exchange for services received	$97,000	$162,000
Note payable converted to common stock	$150,000	$—

Supplemental Disclosures of Noncash Investing and Financing Activities:
On June 11, 2008, effective retroactive to June 1, 2008, the Company purchased Applied Energy Management, Inc. for $3,789,120 in cash (net of cash acquired of $2,091 and including transaction costs of $291,211), and 882,725 shares of Lime Energy common stock. The related assets and liabilities at the date of acquisition were as follows:

Cash	$2,091
Accounts receivable	5,476,663
Costs and estimated profits in excess of amounts billed	839,370
Other current assets	250,785
Property and equipment	588,925
Identifiable intangible assets	5,250,000
Goodwill	10,948,619

Total assets acquired	23,356,453

Line of credit	(3,760,978)
Accounts payable	(5,305,707)
Billings in excess of costs and estimated earnings on uncompleted contracts	(521,248)
Accrued expenses	(857,624)
Long term debt	(2,119,685)

Total liabilities assumed	(12,565,242)

Net assets acquired	10,791,211

Less valuation of shares issued for acquisition	(7,000,000)
Acquisition costs	(291,211)

Total cash paid	$3,500,000

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
Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.
The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Stock-based Compensation
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $2,862,320 and $2,211,421 of share based compensation expense related to stock options during the nine-month period ended September 30, 2008 and 2007, respectively, and $917,400 and $723,305 during the three month period ended September 30, 2008 and 2007, respectively. The following table summaries the expense for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Energy Efficiency Services	$369,924	$112,132	$1,108,991	$277,978

Energy Technology	26,536	116,315	110,484	345,002

Corporate Overhead	520,940	494,858	1,642,845	1,588,441

	$917,400	$723,305	$2,862,320	$2,211,421

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123R, are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Weighted average fair value per option granted	$4.41	$8.75	$5.08	$6.30

Significant assumptions (weighted average):
Risk-free rate	1.90%	4.44%	2.24%	4.84%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	86.0%	88.2%	87.5%	88.3%
Expected life (years)	5.9	5.8	5.6	5.6

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
Option activity under the Company’s stock option plans as of September 30, 2008 and changes during the three months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at June 30, 2008	2,171,144	$ 6.30 – $1,363.95	$21.52

Granted	5,000	$ 6.13 – $6.13	$6.13
Exercised	—	—	—
Forfeited	(14,823)	$ 6.13 – $115.50	$30.33

Outstanding at September 30, 2008	2,161,321	$ 6.13 – $1,363.95	$21.44

Options exercisable at September 30, 2008	1,171,035	$ 6.30 – $1,363.95	$31.58

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Option activity under the Company’s stock option plans as of September 30, 2008 and changes during the nine months then ended are presented below:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2007	2,170,348	$ 6.30 – $1,363.95	$23.31

Granted	171,567	$ 6.13 – $10.00	$8.22
Exercised	(13,414)	$ 7.14 – $7.14	$7.14
Forfeited	(167,180)	$ 6.13 – $115.50	$33.30

Outstanding at September 30, 2008	2,161,321	$ 6.13 – $1,363.95	$21.44

Options exercisable at September 30, 2008	1,171,035	$ 6.30 – $1,363.95	$31.58

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Price	2008	Life	Price	2008	Price

$6.13 – $7.00	549,142	7.6 years	$6.74	318,570	$6.75
$7.01 – $8.50	936,578	7.2 years	7.29	758,801	7.21
$8.51 – $11.00	41,567	9.3 years	9.35	14,284	9.45
$11.01 – $12.00	558,108	9.0 years	11.14	5,239	11.56
$12.01 – $13.50	3,570	8.8 years	12.88	1,785	12.88
$13.51 – 100.00	14,286	7.3 years	65.10	14,286	65.10
$100.01 – $1,363.95	58,070	2.4 years	485.91	58,070	485.91

	2,161,321	7.7 years	$21.44	1,171,035	$31.58

The aggregate intrinsic value of the vested and unvested outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2008 of $6.20 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008 was $0.00 and $140, respectively. These amounts will change based on changes in the fair market value of the Company’s common stock.
As of September 30, 2008, $2,863,875 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.48 years.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 3 — Acquisitions of Applied Energy Management, Inc.
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
The assets acquired and liabilities assumed in the acquisitions, based on a preliminary allocation are as follows:

Cash	$2,091
Accounts receivable	5,476,663
Costs and estimated profits in excess of billings on uncompleted contracts	839,370
Other current assets	250,785
Property and equipment	588,925
Identifiable intangible assets	5,250,000
Goodwill	$10,948,619

Line of credit	$3,760,978
Accounts payable	5,305,707
Billings in excess of costs and estimated earnings on uncompleted contracts	521,248
Accrued expenses	857,624
Long term debt	$2,119,685
The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $5,250,000 of the AEM purchase price to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life
Contract backlog	$252,000	12 months
Sales pipeline	1,862,000	18 months
Customer list	3,011,000	5 to 15 years
Technology	125,000	5 years
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
include energy consulting, lighting retrofit, water conservation, mechanical and electrical conservation and renewable project development and implementation. AEM is headquartered near Charlotte, North Carolina, and has offices in Pennsylvania, Massachusetts, New York, New Jersey, North Carolina and Florida.
The acquisition was recorded using the purchase method of accounting, accordingly, results of AEM’s operations have been included in the consolidated statement of operations from the date of acquisition. Unaudited pro forma results of operations for the nine months ended September 30, 2008 for the Company and AEM, assuming the acquisition took place on January 1, 2008, are as follows:

Nine Months
Ended
September 30,
2008
Revenue:
As Reported	$28,173,327
Pro-forma	38,309,999

Net Operating Loss:
As Reported	(10,101,932)
Pro-forma	(13,337,710)

Basic and Diluted Loss per Share From Continuing Operations:
As Reported	(1.46)
Pro-forma	(1.84)
Note 4 — Recent Accounting Pronouncements
In April, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FASB 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for years beginning after December 15, 2008. The provisions of FSP 142-3 for the determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company is evaluating the impact of the adoption of SFAS 162 on its consolidated financial statements.
Also in May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect FSP APB 14-1 to have an effect on its financial position, results of operations or cash flows.
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides guidance on evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF Issue No. 07-5 on our consolidated financial statements.
Note 5 — Goodwill
Changes in goodwill during 2008 are as follows:

Total

Balance at December 31, 2007	$6,757,133

Costs related to acquisition of Texas Energy Product, Inc.	6,029

Costs related to acquisition of Preferred Lighting , Inc.	6,030

Acquisition of Applied Energy Management	10,948,619

Balance at September 30, 2008	$17,717,811

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. While no events or circumstances that would indicate a potential impairment were identified by management, the Company will perform a goodwill assessment during the fourth quarter of 2008.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 6 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of convertible debt as common stock equivalents in the computation of diluted loss per share for the three months or nine months ended September 30, 2008 and 2007 because the effect would be antidilutive.
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to doing would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Weighted average shares issuable upon exercise of outstanding options	2,167,388	1,619,373	2,142,236	1,595,262

Weighted average shares issuable upon exercise of outstanding warrants	379,890	420,312	402,838	303,145

Weighted average shares issuable upon conversion of convertible debt	714,286	714,286	714,286	319,859

Total	3,261,564	2,753,971	3,259,360	2,218,266

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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Changes in the Company’s warranty liability are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Balance, beginning of period	$249,363	$208,749	$377,902	$196,783

Warranties issued	2,320	3,840	36,020	25,663

Settlements	(48,810)	(5,525)	(211,049)	(15,382)

Balance, as of September 30	$202,873	$207,064	$202,873	$207,064

Note 8 — Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2008	2007

Raw materials	$897,678	$1,056,315

Work in process	—	13,463

Reserve for obsolescence	(71,171)	(1,838)

	$826,507	$1,067,940

Note 9 — Revolving Lines of Credit
On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. and Richard Kiphart, the Company’s chairman and largest individual investor (the “Lenders”). On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14,500,000 from $1,500,000. As part of the amendments the lenders were given a general security interest in all of the Company’s assets and a provision was added such that in the event the notes are not repaid as of the maturity date, that each note is convertible at the holder’s election at any time from April 1, 2009 until March 31, 2010 into shares of the Company’s common stock at $7.93 per share. On October 31, 2008 the note and related documents with Advanced Biotherapy were amended to increase its commitment from $1.5 million to $4.5 million. This amendment also reduced the price on at which Advanced Biotherapy can convert any amounts remaining unpaid at maturity at its election at any time from April 1, 2009 until March 31, 2010 into common stock to $4.76.
The notes mature on March 31, 2009 and bear interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note. The note also requires the quarterly payment of an unused funds fee of 4% per annum on the unused portion of the

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
note. The Company may borrow any amount, at any time during the term of the note as long as it is not in default at the time of the advance, provided that the total advances under the note, net of repayments, may not exceed $19 million. If the Company terminates the note before its scheduled maturity it will be required to pay a termination fee based on a formula that is approximately equal to $2,603 for each day remaining before the scheduled maturity.
On November 14, 2008, Mr. Kiphart agreed to convert his note to preferred stock. Please refer to Note 14 for additional information regarding this conversion.
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
On the closing of the AEM acquisition, the Company drew $5.5 million under the note to fund the cash portion of the purchase consideration and a $2 million equity infusion the Company made into AEM to fund its working capital needs. As of September 30, 2008 there was $13,025,685 outstanding under the Kiphart/Advanced Biotherapy line of credit.
As part of the acquisition of AEM, the Company assumed all of AEM’s liabilities, which included its bank line of credit. The line of credit was restructured at the time of the acquisition to split it into a $2,115,775 revolving promissory note and a $2,228,775 revolving promissory note. The $2,115,775 revolving promissory note is secured by a certificate of deposit pledged by one of the former stockholders of AEM, and bears interest at the Prime rate (5.00% as of September 30, 2008). The $2,228,775 revolving promissory note is secured by all of the assets of AEM and bears interest at Prime (5.00% as of September 30, 2008) plus 1.0%. Availability under the revolving note is tied to eligible accounts receivable. As of September 30, 2008, AEM was in default of a tangible net worth covenant under the $2,228,775 revolving promissory note. Both notes were scheduled to mature on October 31, 2008. On October 31, 2008 the $2,228,775 revolving promissory note matured and was repaid and the $2,115,775 revolving promissory note was extended to expire on October 31, 2009. The balances outstanding on the notes as of September 30, 2008 were $2,115,775 and $1,797,775, respectively.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
AEM also has an unsecured line of credit agreement with the same bank that allows for borrowing up to a maximum of $84,000. The line expires in December 2008, subject to renewal. The line of credit bears interest at Prime plus 0.75%. The balance of this line of credit as of September 30, 2008 was $84,000.
Note 10 — Subordinated Convertible Term Notes
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
Notes to Condensed Consolidated Financial Statements

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
The balance on the subordinated convertible term notes as of September 30, 2008 and December 31, 2007 was $5,000,000.
Note 11 — Notes Payable
As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Duke Investments, LLC (formerly known as Cinergy Investments, LLC). The note accrued interest at the rate of prime (5.0% as of September 30, 2008) plus 3%. On July 10, 2008, Duke Investments elected to convert the note and accrued interest of $50,373 into 32,848 shares of the Company’s common stock.
As part of the acquisition of AEM, the Company assumed two notes payable to an entity owned by a former stockholder of AEM. The first loan had a balance for $422,390 as of September 30, 2008. Interest is payable monthly at the current Prime rate. The second loan had a balance of $1,000,000 as of September 30, 2008. Interest is payable monthly at a fixed rate of 9.25%. Principal payments under both notes are due in 24 equal monthly payments to the extent permitted under the AEM lines of credit described in Note 9. In the event that the Company completes an underwritten offering that generates a gross amount of at least $20 million the remaining principal sum together with accrued interest shall become immediately due and payable.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 12 — Business Segment Information
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
The Company operates under three reporting segments: Energy Efficiency Services, Energy Technology and Financial Services.
•	Energy Efficiency Services. The Energy Efficiency Services segment includes:
o	Engineering and consulting: Energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits, e-commissioning, design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

o	Implementation: Implementation services includes energy efficiency lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.
•	Energy Technology. The Energy Technology segment markets a patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The technology provides remote monitoring, management and control of commercial rooftop HVAC units and facility lighting via wireless communication.

•	Financial Services. The Financial Services segment began operations in late 2007 to enable the Company’s commercial and industrial clients to pay for its energy efficiency solutions over time. The Company records these extended term receivables as long-term receivables and consolidates them within Lime Finance for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce its cost of capital.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following is the Company’s business segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues:
Energy Efficiency Services	$17,676,283	$5,045,145	$26,155,895	$9,833,377
Energy Technology	625,713	682,687	1,977,193	2,548,491
Financial Services	30,083	—	40,239	—
Intercompany sales	—	(266,742)	—	(289,538)

Total	18,332,079	5,461,090	28,173,327	12,092,330

Operating Loss:
Energy Efficiency Services	(387,388)	(75,769)	(3,920,442)	(1,009,240)
Energy Technology	(413,272)	(1,043,435)	(1,944,890)	(2,438,367)
Financial Services	29,602	—	39,251	—
Corporate overhead	(1,435,950)	(1,126,207)	(4,275,851)	(4,110,381)

Total	(2,207,008)	(2,245,411)	(10,101,932)	(7,557,988)

Interest Expense, net	(931,695)	(320,014)	(1,800,733)	(361,928)

Net Loss	$(3,138,703)	$(2,565,425)	$(11,902,665)	$(7,919,916)

	September	December 31,
	30, 2008	2007
Total Assets:
Energy Efficiency Services	$48,487,074	$16,493,666
Energy Technology	1,879,863	3,166,073
Financial Services	1,832,386	351,297
Corporate overhead	2,219,995	5,932,796

Total	$54,419,318	$25,943,832

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 12 — Equity Issuances
(a)	During the first nine months of 2008, the Company issued consultants warrants with terms of three years to purchase 17,143 shares of its common stock at prices of $8.05 to $9.45 per share as partial consideration for services provided the Company. These warrants were valued at $97,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rate of 3.259%, expected volatility of 91.6%, expected dividend of $0 and expected life of three years. The value of the warrants was charged to operations during the first nine months of 2008.
(b)	During the first nine months of 2008, the Company issued 32,581 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.
(c)	During the first nine months of 2008, holders of certain options and warrants exercised their rights to purchase 31,786 shares of the Company’s common stock at prices between $6.30 and $7.14 per share.
(d)	In July 2008, the holder of a $150,000 demand note elected to convert the note, along with $50,373 of accrued interest, into 32,848 shares of the Company’s common stock.
Note 13 — Related Party Transactions
As is more fully described in Note 9 above, in March 2008, the Company entered into a revolving credit note with Advanced Biotherapy, Inc. and Richard Kiphart. Mr. Kiphart is the Company’s Chairman and largest individual stockholder. This note was subsequently amended on June 10, 2008, August 14, 2008 and October 31, 2008 to increase the size of the note to $19 million. Mr. Kiphart is also the Chairman of the Board of Advanced Biotherapy, Inc., and owns the majority of the common stock of Advanced Biotherapy. Mr. David Valentine, one of the Company’s directors, is also a director and stockholder of Advanced Biotherapy.
Note 14 — Subsequent Events
On November 13, 2008, the Company closed on a private placement of its securities to a group of investors, including members of its Board and management. The private placement raised approximately $6 million through the sale of a package of securities that included shares of common stock and three-year warrants to purchase additional shares of common stock at $4.10 per share.
On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note into 358,710 share of convertible preferred stock. Each outstanding share of preferred stock is entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value, which is $41.00, on or prior to June 30, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after July 1, 2009 (9% in cash and 8% in additional shares of preferred stock). The preferred stock is convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock. The Company can redeem the preferred stock at any time at a premium to the stated value. The redemption premium is 10% through to March 31, 2009, increasing thereafter to 11% through June 30, 2009, after which it increases to 12%.

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
     We operate under three reporting segments: Energy Efficiency Services, Energy Technology and Financial Services.
•	Energy Efficiency Services. Our Energy Efficiency Services segment represented approximately 93% of our revenue during the nine months of 2008 and 94% of our pro forma 2007 revenue (adjusted to include AEM). Our Energy Efficiency Services segment includes:
o	Engineering and consulting: Our energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits and e-commissioning. We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

o	Implementation: We provide a range of energy efficiency and conservation services, including energy efficient lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.
•	Energy Technology. Our Energy Technology segment, which represented approximately 7% of our revenue for the first nine months of 2008 and 6% of our pro forma 2007 revenue (adjusted to include AEM), offers our patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units. Our uMAC technology is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.

•	Financial Services. Our Financial Services segment began operations in late 2007 to enable our commercial and industrial clients to pay for our energy efficiency solutions over time. We record the extended payment receivables from our clients as long-term receivables and consolidate them within a subsidiary for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce our cost of capital. Since its inception through September 30, 2008, we have provided extended payment terms on approximately $2.3 million of our sales, and we had approximately $2.0 million of receivables in this portfolio as of September 30, 2008.

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
Financial Services Segment
     Revenue from our new Financial Services segment represents small administrative fees on the creation of extended payment arrangements between our wholly owned financing subsidiary and commercial and industrial clients that participate in our extended payment program. When an extended payment agreement is recorded, we discount the receivable using a market rate of interest that would generally be available to our customer, and amortize the discount over the term of the receivable as interest income. As a result, a majority of the earnings of the Financial Services segment are recognized as interest income.
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
Amortization of Intangibles
     We incur expenses related to the amortization of identifiable assets that we have capitalized in connection with our acquisitions. In connection with our acquisition of AEM on June 11, 2008, we recorded identifiable amortizable intangible assets of $5.2 million and goodwill of $11.0 million which is not amortizable.
Other Expense
     Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs and fees associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our lines of credit, the mortgage on our headquarters building, notes payable and various vehicle loans. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue
     Our total revenue for the three-month period ended September 30, 2008 was $18,332,079, an increase of $12,870,989, or 236%, over the $5,461,090 reported for the three-month period ended September 30, 2007. Revenue from our Energy Efficiency Services segment was $17,676,283 for the third quarter of 2008, an increase of $12,631,138 or 250%, as compared to $5,045,145 for the third quarter of 2007. Of the total increase in revenue for this segment, $11.7 was the result of the acquisition of AEM which closed in June of this year, while revenue from our existing businesses in this segment contributed approximately $900,000 to the increase. Revenue for this segment is expected to follow the seasonal pattern experienced in prior years, peaking at a level in the fourth quarter that is significantly higher than that of the third quarter, then declining to the lowest level of the year in the first quarter of 2009. We expect to experience positive quarterly year-over-year revenue growth from our existing businesses, due to increasing productivity of our sales staff. In addition, AEM is expected to contribute revenue of $10 million to $15 million per quarter in 2009. While the current economic conditions have not impacted our sales to date, they do increase the uncertainty of sales to the commercial and industrial markets in 2009.
     Revenue from our Energy Technology segment was $625,713 for the quarter ended September 30, 2008, a decline of $56,974 or 8%, when compared to $682,687 reported during the same period in 2007. Sales for this segment have been negatively impacted by limited availability of product due to delays in completing an upgrade to the eMAC line of controllers. We are currently conducting field testing of the new version of the eMAC and we hope to begin shipping the upgraded version of the product in the fourth quarter of the year. As a result, we expect 2008 revenue for this segment to be lower than the levels achieved during 2007.
Gross Profit
     Gross profit for the three month period ended September 30, 2008 was $4,528,431, an increase of $3,093,996, or 216%, from the $1,434,435 earned during the same period in 2007. The increase in our gross profit was due directly to the increase in our revenue. The addition of AEM contributed approximately $2.6 million to the increase in our gross profit, while our existing businesses contributed approximately $500,000 to the increase. Our gross profit margin was 24.7% for the third quarter of 2008 as compared to 26.3% during the third quarter of 2007. The gross profit earned by our existing businesses was approximately 30% during the third quarter, while AEM’s gross margin was approximately 22%. We expect our consolidated gross margins for the fourth quarter to remain in the range achieved during the third quarter, then to decline in the first quarter of 2009 with lower seasonal revenue.
Selling, General and Administrative Expense
     SG&A expense for the three-month period ended September 30, 2008 was $6,002,082, a $3,036,117, or 102% increase over the $2,965,965 reported during the third quarter of 2007. Contributing to the increase in SG&A expense was the inclusion of AEM’s SG&A (approximately $2.5 million), a $113,000 increase in research and development expense related to the eMAC upgrade and an approximately $194,000 increase in share based compensation expense. SG&A expense as a percentage of revenue was 32.7% during the third quarter of 2008 as compared to 54.3% during the third quarter of 2007.
     Inclusion of SG&A expense associated with our 2007 and 2008 acquisitions will contribute to higher SG&A expense in the future periods, however, we expect revenue to grow faster than SG&A expense which should lead to a decline in SG&A as a percentage of revenue when compared to the prior year period.
Amortization of Intangibles
     Amortization expense associated with our intangible assets increased $19,476, or 3%, to $733,357 during the third quarter of 2008, from $713,881 during the third quarter of 2007. The increase is the result of additional amortization of intangibles associated with the AEM acquisition, partially offset by certain intangible assets associated with the acquisitions of Texas Energy Products, Kapadia Energy Services and Parke Industries becoming fully amortized. Amortization expense for the Energy Services segment was $602,360 and $582,819 for the three months ended September 30, 2008 and 2007, respectively, while amortization expense for the Energy Technology segment was $130,997 and $131,062 for the same periods.

     Based on the preliminary analysis of AEM’s intangibles, amortization expense for the next five quarters is expected to be as follows:

	Energy	Energy
	Services	Technology	Total

2008 Q4	$584,081	$130,997	$715,078
2009 Q1	344,913	130,915	475,828
2009 Q2	313,288	48,419	361,707
2009 Q3	256,738	7,171	263,909
2009 Q4	256,738	7,171	263,909
Other Expense
     Other expense for the three months ended September 30, 2008 was $931,695, an increase of $611,681 from $320,014 for the same period during 2007. Interest expense for the third quarter of 2008 increased $549,492 to $944,838 from $395,346 during the third quarter of 2007. The components of interest expense for the three-month periods ended September 30, 2008 and 2007 are as follows:

Three months ended September 30	2008	2007

Lines of credit	$517,425	—
Convertible subordinated notes	128,426	$126,027
Notes payable	30,642	4,156
Mortgage	6,551	11,139
Vehicle loans	3,829	1,682
Capital Leases	8,366	—

Total contractual interest	$695,239	$143,004

Amortization of deferred issuance costs and debt discount	249,599	252,342

Total Interest Expense	$944,838	$395,346

     Total contractual interest (the interest on outstanding loan balances) increased $552,235 to $695,239 for the third quarter of 2008 from $143,004 for the third quarter of 2007. The increase primarily was the result of borrowings under our line of credit and inclusion of interest on the debt assumed as part of the AEM acquisition.
     Interest income declined $62,189 to $13,143 for the third quarter of 2008 from $75,332 for the third quarter of 2007. The decline was the result of lower interest rates and lower average invested balances. Included in interest income for the three-month period ended September 30, 2008 is $11,115 of amortization of the discount on our long term receivables.
Nine month Period Ended September 30, 2008 Compared to Nine month Period Ended September 30, 2007
Revenue
     Revenue for the nine month period ended September 30, 2008 was $28,173,327, an increase of $16,080,997 or 133%, from the $12,092,330 for the same period in 2007. Our Energy Efficiency

Services segment and Energy Technology segment represented 93% and 7% of our revenue during the first nine months of 2008, respectively, compared with 81% and 19%, respectively during the nine-month period ended September 2007.
     Revenue from our Energy Efficiency Services segment increased $16,322,518 or 166%, to $26,155,895 during the first nine months of 2008 from $9,833,377 during the first nine months of 2007. The acquisition of AEM in June 2008 was responsible for $13.7 million of the increase while our existing businesses were responsible for $2.6 million of the increase. The revenue increase from our business excluding AEM was due to acquisitions we made in June and August 2007 and increased productivity of our sales staff.
     The revenue from our Energy Technology segment declined $571,298, or 22%, to $1,977,193 during the first nine months of 2008 from $2,548,491 during the same period in 2007. This segment continues to experience lower sales due a lack of available product as the result of delays in completing the upgrade of the eMAC line of HVAC controllers. We are currently conducting field tests of the new version of the eMAC and expect to begin shipping product by the end of 2008.
     During the nine-month period ended September 30, 2007, we recorded intercompany sales of $289,538 that represented sales from our Energy Technology segment to the Energy Efficiency Services segment, which resold the product to its customers.
Gross Profit
     Our gross profit for the nine month period ended September 30, 2008 was $5,586,835, an increase of $2,622,364 or 88%, from the $2,964,471 earned in the first nine months of 2007. Our gross profit margin was 19.8% for the first nine months of 2008 compared to 24.5% for the same period in 2007. The acquisition of AEM in June 2008 contributed approximately $2.8 million toward our gross profit for the nine-month period ended September 2008. The hiring of additional personnel and purchases of new equipment earlier this year in the Energy Efficiency Services segment to support the higher revenue we are experiencing in the second half of 2008, resulted in a decline of approximately $200,000 in the gross profit of our existing businesses during the nine-month period. We expect our gross profit for 2008, before contributions from AEM, to exceed the amount earned during 2007 due to expected higher levels of revenue.
Selling, General and Administrative Expense
     SG&A expense for the first nine months of 2008 increased $5,442,002, or 61%, to $14,311,751 from $8,869,749 during the first nine months of 2007. The acquisition of AEM in June 2008 and the inclusion of its SG&A expense was responsible for $3.3 million of the increase. Also contributing to the increase was a $650,000 increase in share based compensation expense, a $354,000 increase in research and development expense, and the inclusion of a full nine months of expense for the companies acquired in 2007. SG&A expense as a percentage of revenue was 50.8% for the first nine months of 2008 as compared to 73.4% for the same period in 2007.
Amortization of Intangibles
     Amortization expense declined $275,694, or 17%, to $1,377,016 for the first nine months of 2008 from $1,652,710 for the first nine months of 2007. The decline is the result of certain intangible assets associated with the acquisition of Texas Energy Products, Kapadia Energy Services and Parke Industries becoming fully amortized, partially offset by additional amortization associated with the AEM acquisition in June 2008. Amortization expense for the Energy Services segment was $984,025 and $1,258,403 for the nine months ended September 30, 2008 and 2007, respectively, while amortization expense for the Energy Technology segment was $392,991 and $394,307 for the same periods.

Other Expense
     Our net interest expense increased $1,438,805 to $1,800,733 during the first nine months of 2008 from $361,928 during the first nine months of 2007. Interest expense increased $1,313,406 to $1,871,001 for the nine months ended September 30, 2008, from $557,595 for the same period in 2007. The components of interest expense for the nine-month periods ended September 30, 2008 and 2007 are as follows:

Nine months ended September 30	2008	2007

Lines of credit	657,399	—
Convertible subordinated notes	374,311	167,657
Notes payable	48,259	12,594
Mortgage	21,474	33,818
Vehicle loans	9,036	3,385
Capital Leases	8,981	28

Total contractual interest	$1,119,460	$217,482

Amortization of deferred issuance costs and debt discount	751,541	340,113

Total Interest Expense	$1,871,001	$557,595

     Contractual interest expense (the interest on outstanding loan balances) increased $901,978 to $1,119,460 during the first nine months of 2008 from $217,482 during the same period in 2007. The convertible subordinated notes were issued in late May 2007, as a result, interest expense for the first nine months of 2007 only included four months of interest on these notes, whereas 2008 includes nine months of interest. Also contributing to the increase in our interest expense during the first nine months of 2008 was the use of our line of credit during 2008 and interest on the debt we assumed as part of the acquisition of AEM.
     Our interest income for the first nine months of 2008 declined $125,399 to $70,268 from $195,667 for the first nine months of 2007. The decline was the result of lower interest rates and lower average invested balances. Included in interest income for the first nine months of 2008 is $24,357 of amortization of the discount on our long term receivables.
Liquidity and Capital Resources
     As of September 30, 2008, we had cash and cash equivalents of $879,385 and $3.4 million of availability on our lines of credit, compared to $4,780,701 of cash and $3 million of availability on our line of credit on December 31, 2007. In October 2008 we amended our line of credit to increase the availability under the line by an additional $3 million and used $2.2 million to retire a bank line of credit that was expiring. In November 2008 we closed on a private placement of our securities which will add approximately $6 million to our cash reserves.
     Our debt obligations as of September 30, 2008 totaled $24.4 million under our lines of credit, convertible subordinated debt, our notes payable, various vehicle loans and capitalized leases.
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

     The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Nine months ended September 30	2008	2007

Net cash used in operating activities	$(12,664,772)	$(6,925,609)
Net cash used in investing activities	(4,156,443)	(969,738)
Net cash provided by financing activities	12,919,899	7,864,241

Net decrease in cash and cash equivalents	(3,901,316)	(31,106)

Cash and cash equivalents, at beginning of period	4,780,701	4,663,618

Cash and cash equivalents, at end of period	$879,385	$4,632,512

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Operating Activities
     Operating activities consumed cash of $12,664,772 during the nine-month period ending September 30, 2008 compared to consuming cash of $6,925,609 during the same period of 2007.
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
     Cash consumed by operating activities increased $5,739,163, or 83%, to $12,664,772 during the first nine months of 2008 as compared to $6,925,609 during the same period in 2007. Cash used to fund the net loss before changes in working capital increased $3,654,254 to $6,251,669 during the first nine months of 2008 from the $2,597,415 used during the same period during 2007 and $952,470 from the $5,299,199 used through the first six months of 2008. The increase in cash used to fund the net loss before changes in working capital was due to higher interest expense and lower operating profit for the period. We anticipate this use of cash will be reduced and perhaps eliminated in the fourth quarter with improvements in profitability if we are able to achieve the expected increase in revenue for the period.
     Changes in working capital (adjusted for business acquisitions) consumed cash of $6,413,101 during the first nine months of 2008, as compared to consuming $4,328,194 during the same period in 2007 and $1,772,431 through the first six months of 2008. The increase in working capital is due to increased sales during the 2008 period. We expect our working capital requirements to increase in the fourth quarter of 2008 if we are able to achieve our expected increase in sales during the period, then to decline in the first quarter of 2009 if sales slow as anticipated due to the seasonality of our business.
Investing Activities
     Cash used in investing activities during the first nine months of 2008 was $4,156,443, an increase of $3,186,705 over the $969,738 used during the first nine months of 2007. During the 2008 period we used $3,789,120 to fund the acquisition of AEM (net of cash acquired), $12,059 for expenses related to acquisitions completed in 2007 and $357,464 for capital expenditures. During the first nine months of 2007 we used $593,586 to fund the purchase of Texas Energy Products and Preferred Lighting and $376,152 for capital expenditures.

Financing Activities
     Financing activities generated cash of $12,919,899 during the first nine months of 2008 as compared to generating $7,864,241 during the first nine months of 2007. During the first nine months of 2008 we drew $3,500,000 on our line of credit to fund the acquisition of AEM, $2,000,000 to fund an equity infusion into AEM to assist with its working capital requirements and $7.5 million to fund our working capital and operating needs. We borrowed $133,553 to fund the purchase of new trucks and received $120,132 from the exercise of options and warrants. These sources of cash were partially offset by $570,358 used to repay a portion of our long term debt.
     In April 2007 we received the proceeds from a stockholder rights offering which raised $2,999,632, incurring issuance costs of $248,293. During May and September of 2007 we raised $5,000,000 through the issuance of subordinated convertible term notes to a group of eight investors, incurring issuance costs of $8,572. We also borrowed $121,207 during the nine months ended September 30, 2007 to fund the purchase of new delivery vehicles, made scheduled payments of $39,458 on our mortgage and vehicle loans and received $39,725 from the exercise of options and warrants.
Sources of Liquidity
     Our primary sources of liquidity are our available cash reserves and availability under our lines of credit. As of September 30, 2008, we had cash reserves of $879,385 and $3.4 million of availability on our lines of credit. In October 2008 we amended our line of credit to increase the availability under the line by an additional $3 million and used $2.2 million to repay an expiring bank line of credit. In November 2008 we closed on a private placement of our securities which will add approximately $6 million to our cash reserves.
Lines of Credit
     On March 12, 2008, we entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. and Richard Kiphart, our chairman and largest individual investor (the “Lenders”). On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14,500,000 from $1,500,000. As part of the amendments the Lenders were given a general security interest in all of our assets and a provision was added such that in the event the notes are not repaid as of the maturity date, that each note is convertible at the holder’s election at any time from April 1, 2009 until March 31, 2010 into shares of our common stock at $7.93 per share. On October 31, 2008 the note and related documents with Advanced Biotherapy were amended to increase its commitment from $1.5 million to $4.5 million. This amendment also reduced the price on at which Advanced Biotherapy can convert any amounts remaining unpaid at maturity into common stock to $4.76. The notes mature on March 31, 2009 and bear interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note. The note also requires the quarterly payment of an unused funds fee of 4% per annum on the unused portion of the note. We may borrow any amount, at any time during the term of the note as long as we are not in default at the time of the advance, provided that the total advances under the note, net of repayments, may not exceed $19 million. If we terminates the note before its scheduled maturity it will be required to pay a termination fee based on a formula that is approximately equal to $2,603 for each day remaining before the scheduled maturity. On November 14, 2008, Mr. Kiphart agreed to convert his note to preferred stock. Please refer to Note 14 for additional information regarding this conversion.
     Our subsidiary, Applied Energy Management, Inc. has borrowed under a $2,115,775 bank promissory note that is secured by a certificate of deposit pledged by one of the former stockholders of

AEM. The note bears interest at the Prime rate (5.00% as of September 30, 2008) and matures on October 31, 2009.
     AEM also has an unsecured line of credit agreement with the same bank that allows for borrowing up to a maximum of $84,000. The line expires in December 2008, subject to renewal. The line of credit bears interest at Prime plus 0.75%. The balance of this line of credit as of September 30, 2008 was $84,000.
Key Strategies for Cash Flow Improvement
     We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute on our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements, and acquisitions. Our management has set the following key strategies for cash flow improvement:
•	Focus on increasing the sales and profitability of our products and services. During the past two fiscal years, excluding the effects of the AEM acquisition, we increased our revenue by $15.8 million, or 427%, and our gross profit increased from $2,000 to $4.4 million. This improvement in our gross profit was offset by a $7.7 million increase in our SG&A expense ($4.0 million excluding non-cash stock-based compensation) over the period, primarily as a result of acquisitions and the addition of sales and administrative support personnel. However, we believe that we have the infrastructure in place to support a substantial increase in revenue, without the need to increase headcount significantly from current levels. While there are no assurances that we will substantially grow our revenue, if we can achieve substantial revenue growth, we believe we will significantly reduce or eliminate the cash consumed from operating activities before changes in working capital.

•	Turn around the performance of our Energy Technology segment. Largely as a result of lower than expected sales, our Energy Technology segment recorded an operating loss of approximately $8.2 million during 2007, or 55% of our total operating loss. Part of the failure to achieve scale in this business is due to delays in getting a new version of the eMAC into production. We have taken steps to address this issue and expect that the new version of the eMAC will be available during the fourth quarter of 2008. In the meantime, we have taken steps to reduce the overhead costs of this segment to better align them with the anticipated level of business activity. We continue to invest in this segment because we believe there is an attractive market for this segment’s products based on a marketing study completed last year, positive feedback from our pilot programs and our experience marketing the product. While we continue to work to turn around the performance of this segment, we are also carefully reviewing all of our alternatives for this business.

•	Manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
     Although we cannot be certain that these strategies will succeed, we believe that meeting these cash flow improvement goals in addition to the capital the we recently raised should provide sufficient liquidity to allow us to operate until our operations generate positive cash flow.
Cautionary Note Regarding Forward-Looking Statements
     This discussion includes forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. We have tried to identify these forward-

looking statements by using words such as “may,” “expects,” “anticipates,” “believes,” “intends,” “hopes,” “estimates” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2008 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our history of operating losses, customers’ acceptance of our products and services, risk of increased competition, the risks associated with acquisitions, the potential need for additional financing in the future and the terms and conditions of any financing that may be consummated, the limited trading market for our securities, the possible volatility of our stock price, the concentration of ownership, and the potential fluctuation in our operating results. For further information about these and other risks, uncertainties and factors, please review the disclosures included under the caption “Risk Factors” in our filings with the Securities and Exchange Commission. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this document.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     The only significant exposure we have to market risk is the risk of changes in market interest rates relating to our floating rate debt. The interest rates on this debt are variable and changes with changes in the prime rate. As of September 30, 2008, we had $4,694,550 of floating rate debt outstanding and the prime rate was 5.00%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on our floating rate debt would increase by approximately $47,000.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
     There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	During the first nine months of 2008, we issued consultants warrants with terms of three years to purchase 17,143 shares of our common stock at prices of $8.05 to $9.45 per share as partial consideration for services provided to us.

(2)	During the first nine months of 2008, we issued 32,581 shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed to them.

(3)	In July 2008, the holder of a $150,000 demand note elected to convert the note, along with $50,373 of accrued interest, into 32,848 shares of the our common stock.

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
ITEM 6. Exhibits
10.1	Amended and Restated Line of Credit Note ($4,500,000) dated October 31, 2008, by the Company in favor of Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2008 and filed on October 31, 2008)

10.2	AR Note Issuance Agreement dated October 31, 2008, by and among the Company, Richard P. Kiphart and Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 31, 2008 and filed on October 31, 2008)

10.3	Amendment No. 1 to Security Agreement date October 31, 2008, by and among the Company, Richard P. Kiphart and Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 31, 2008 and filed on October 31, 2008)

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.
Dated: November 14, 2008	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: November 14, 2008	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Third Amended and Restated Line of Credit Note ($4,500,000) dated October 31, 2008, by the Company in favor of Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2008 and filed on October 31, 2008)

10.2	Amended and Restated Note Issuance Agreement dated October 31, 2008, by and among the Company, Richard P. Kiphart and Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 31, 2008 and filed on October 31, 2008)

10.3	Amendment No. 1 to Security Agreement dated October 31, 2008, by and among the Company, Richard P. Kiphart and Advanced Biotherapy, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 31, 2008 and filed on October 31, 2008)

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002