Form 10-K
period 2008-12-31
LIME ENERGY CO.
filed 2009-03-11
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-16265

LIME ENERGY CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)

1280 Landmeier Road, Elk Grove Village, IL (Address of principal executive offices)	60007-2410 (Zip Code)
Registrant’s telephone number, including area code (847) 437-1666
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $35,546,004 based on the reported last sale price of common stock on June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.
As of March 9, 2009, there were 12,817,009 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K were indicated.

Cautionary Statement on Forward-Looking Information
          This annual report contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions, including when used in the negative.
          Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described under “Risk Factors,” as well as, among others, the following:
•	implementation of our operating and growth strategy;

•	the loss, or renewal on less favorable terms, of management contracts;

•	development of new, competitive energy efficiency services;

•	changes in federal and state regulations including those affecting energy efficiency tax credits and the energy efficiency industry;

•	a significant decrease in the cost of energy leading to a decrease in the demand for energy efficiency services;

•	our ability to consummate transactions and integrate newly acquired contracts into our operations; and

•	availability, terms and employment of capital.
          Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of various factors, including matters described in this annual report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.
          Except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I
Item 1. Business.
Overview
          We are a provider of energy efficiency and renewable energy design/build solutions. Our core Energy Efficiency Services business, which represented 96% of our 2008 revenue, provides energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical and water services, building envelope weatherization, and renewable energy solutions. Through our Energy Technology business, which represented 4% of our 2008 revenue, we also offer a propriety line of intelligent controllers under the eMac and uMac brand names that provide continuous management of HVAC and lighting equipment using wireless communication technology in order to reduce energy usage and improve system reliability. Our clients include commercial and industrial businesses, building owners, property management companies as well as federal, state and local government agencies through energy service company (“ESCO”) partners.
History and Business Development
          On December 5, 1997, we were formed as Electric City LLC, a Delaware limited liability company, for the purpose of marketing a line of lighting controllers (which we marketed under the EnergySaver name). On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. Trading in our common stock commenced on August 14, 1998 on the OTC Bulletin Board.
          In May 2005, we acquired Maximum Performance Group, Inc. (“MPG”), a technology-based provider of energy and asset management products and services. MPG manufactures and markets its eMAC line of controllers for HVAC and lighting applications.
          In June 2006 we established our Energy Efficiency Services business through the acquisition of Parke P.A.N.D.A. Corporation (“Parke”). Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. We expanded this business through the acquisition of Kapadia Consulting, Inc. in September 2006. Kapadia is an engineering firm that specializes in energy management consulting and energy efficient lighting upgrades for commercial and industrial users. During 2007 we added to this segment through two small acquisitions and the opening of additional offices.
          On September 13, 2006 we changed our name to Lime Energy Co. to reflect our new Energy Efficiency Services focus. On September 22, 2006 our stock began trading on the OTC Bulletin Board under the trading symbol “LMEC.”
          In December 2006 we discontinued the active marketing of our original product, EnergySaver, due to changes in lighting technology, which in our view limited the future market for the product.
          On February 25, 2008, our stock began trading on the NASDAQ Capital Market under the trading symbol “LIME.”
          In June 2008, we acquired Applied Energy Management, Inc. (“AEM”). AEM provides energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions. In addition, it provides mechanical and electrical conservation services, water conservation services, building envelope weatherization and renewable energy solutions primarily for government and municipal facilities through its ESCO partners.

Products and Services
Energy Efficiency Services — Engineering and Consulting
          Within our core Energy Efficiency Services business, we provide engineering and consulting services for clients seeking to improve their energy efficiency, reduce carbon emissions and better manage their energy costs. Our engineering and consulting services include:
•	providing energy bill analysis to target the highest energy cost facilities within a client’s portfolio of buildings;

•	conducting building energy audits to identify energy cost reduction opportunities within a client’s facility;

•	providing energy management planning to assist in the development of energy master plans for both the supply side (energy procurement in deregulated markets) and the demand side (strategies to improve operating efficiency and reduce greenhouse gas emissions), which includes utility rate structure analysis, energy impact of future load growth or equipment replacement, U.S. EPA EnergyStar analysis, benchmarking and energy inflation risk analysis;

•	undertaking engineering design review to optimize energy efficiency of new construction and major renovation projects in order to improve a building’s energy efficiency and reduce long-term operating costs, which includes life-cycle cost analysis and comparison of different technologies and incremental costs versus savings analysis;

•	providing project management services for energy-related construction or upgrade projects, whether designed by us or others, ensuring that upgrade projects are installed and commissioned per the design specifications;

•	managing incentive and rebate application processing and procurement; and

•	providing e-commissioning, a methodical investigation and tune-up process for improving and optimizing an existing building’s operation by focusing on energy-using equipment such as heating, cooling, lighting, and their related controls.
Energy Efficiency Services — Implementation
          We also provide construction services to deploy our energy efficiency solutions to our clients. Historically, our engineering consulting service work often results in repeat revenue in the form implementation of lighting upgrades or HVAC controls, additional engineering work or expansion of the work to additional client facilities. With the acquisition of AEM in June 2008, we expanded our suite of energy efficiency services to include mechanical and electrical conservation services, water conservation services, building envelop weatherization services and renewable energy project development and construction services. Our suite of energy efficiency construction services includes:
•	Lighting Upgrade Services. As part of our services, we seek to determine the best lighting for our client or, in the case where our client is an energy service company, for their client to achieve targeted financial metrics and technical specifications. These lighting solutions take into consideration factors such as light and heat level requirements, building environmental conditions, hours of operation, energy costs, available utility and tax incentives, as well as installation, operating and maintenance costs of various lighting alternatives. We then upgrade the existing system with a new system that we custom configure with components from third-party manufacturers. Our designs often incorporate occupancy sensors, light harvesting, time clock controllers and IP addressable systems that facilitate control of individual fixtures for maximum energy savings.
•	Mechanical and Electrical Conservation Services. Our mechanical and electrical conservation services include the development, design, analysis, implementation and commissioning of mechanical and electrical efficiency projects at our client’s facilities. Mechanical projects utilize technology to increase the efficiency of HVAC systems. Heating technologies decrease energy consumption through steel and sectional boilers, more efficient burners with dual fuel technologies to take advantage of fuel switching opportunities and economizers to reduce exhaust gas temperatures. Cooling technologies consist of more efficient water or air cooled chillers, air handling equipment, roof top units, split systems and packaged equipment. Other mechanical projects consist of heat recovery, air compressor staging and upgrades along with other applications based on our clients’ facilities. Electrical projects consist of motor replacements, variable frequency drives, automated control systems and power factor correction. Unlike our lighting and water services, these services require regional installation and technical support. Our regional based mechanical, electrical and plumbing contracting offices provide local technical, estimation and construction support for opportunities that exist in their geographic region. Other benefits of our regional based offices include local vendor and manufacturing support for the materials and products that we use in our energy conservation projects. In most cases, mechanical and electrical conservation services development is performed in partnership with the ESCOs to establish an energy efficiency project which meets the owner’s objectives while meeting acceptable profitability and risk minimization thresholds.

•	Water Conservation Services. Our water conservation services include the development, analysis, specification and installation of water reduction technologies into a client’s facility. Technologies include dual flush toilets, waterless urinals, low flow aerators for sinks and shower heads and water reclamation for reintroduction. Water conservation is a demonstrated energy efficiency measure that provides significant energy and environmental cost savings. In addition to the savings associated with the cost of water, other related opportunities include reductions in sewer costs, domestic hot water expenses and carbon emissions from reduced fossil fuel fired to heat water. Additionally, reduced contribution to a city’s sewer system means that less waste has to be filtered at a treatment facility reducing sewer costs and environmental impact. We use our own crews to perform the installation of water projects throughout the country.

•	Renewable Project Development and Implementation. Our renewable project development projects include a biomass gasification plant which incorporates a wood chip storage bunker and auger wood chip feed system for boiler fuel supply; a solar domestic hot water and photovoltaic system consisting of parabolic solar dishes, heat exchangers and computerized solar dish tracking system; and closed loop water/glycol geothermal heat pump systems. We have developed and implemented these projects over the last three years. In each case we have worked closely with ESCOs to review the proposed technologies, analyze proposed system performance, design custom solutions and build to budget.

Energy Technology
          Our eMac technology provides remote monitoring, management and control of commercial rooftop HVAC units enabling our clients to reduce energy consumption and identify and prevent potential equipment failures, thereby reducing operating expense, maintenance expense and downtime.
          The eMAC system is comprised of a heating, ventilating and air conditioning (“HVAC”) controller with wireless communication capabilities and a central, server-based, Internet-accessible software that monitors and controls the operation of the connected HVAC units. The eMAC controller is contained in a small box that is mounted on the exterior of a client’s HVAC unit. The controller is wired into the HVAC equipment and monitors up to 126 points of the equipment’s operation. In addition, each eMAC system contains a Pentech Energy Recovery Controller (“PERC”), our patented third generation microprocessor-based technology. PERC was developed by Pentech Solutions, a predecessor company to MPG, and is designed to dynamically match an HVAC system’s output to any given load condition, thereby improving the operating efficiency of the equipment.
          Our eMac technology provides the following benefits:
•	Improvement of HVAC operating efficiency. Since most HVAC systems are designed to maintain comfortable environmental conditions on both the hottest and coldest days, there exists substantial excess system capacity on most days of the year. Due to this excess capacity, a standard HVAC system quickly satisfies a thermostat’s call for heating or cooling, and in doing so overshoots the thermostat set point and leaves Btu’s of heat or cooling in the heat exchanger, cooling coils and air ducts. The PERC controller acts to correct this by dynamically matching the HVAC output to any given load condition. PERC achieves this by periodically turning off the air conditioner’s compressor and condenser fan while continuing to run the evaporator fan, thereby continuing to deliver cooling to the conditioned space utilizing the energy stored in the cooling coils, heat exchanger and air ducts. In heating applications, PERC periodically closes the gas valve while continuing to operate the indoor air fan, delivering heated air into the space utilizing the heat stored in the heat exchanger and air ducts. At the same time, the PERC controller is monitoring the rate of temperature change in the conditioned space in order to avoid overshooting the desired temperature setting. The PERC technology can deliver energy savings of 15% to 20% for our end user clients.

•	Remote wireless management of HVAC equipment. The eMAC system is comprised of a HVAC controller with wireless communication capabilities and a central, server-based, Internet-accessible software that monitors and controls the operation of the connected HVAC units. A client can log on to our eMAC web site and obtain information regarding the operation of connected HVAC equipment. A client then may centrally and remotely change equipment operating parameters, such as hours of operation and temperature.

•	Remove wireless monitoring of HVAC equipment. The wireless communication capabilities of the eMAC technology allows us to monitor up to 126 points and remotely manage the operation of a client’s HVAC equipment to preempt and prevent possible failures, and to alert our clients of any potential equipment failures. This often permits us to react to a potential equipment problem before the occupants of the space are aware of an equipment malfunction. We charge our clients for this ability to communicate and remotely monitor and mange their equipment, though we often include an initial monitoring period with the purchase of the eMAC so that our clients can become familiar with the benefits of this service.

          The eMAC is designed for use in commercial and industrial applications with packaged (primarily rooftop) HVAC equipment of 2 to 40 tons (1 ton = 12,000 Btu/hr cooling capacity) and up to 500,000 Btu/hr of heating capacity.
          The uMAC is a version of the eMAC which has been simplified to remotely control the operation of a facility’s lights via wireless communications. Using the uMAC a client can remotely, via the Internet, turn lights on and off and change the daily schedule for the operation of a facility’s lighting.
          Our Energy Technology business has generated significant losses. We are actively exploring alternatives for reducing the losses generated by this segment, including possibly selling or discontinuing the business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Sales and Marketing
Commercial and Industrial
          We employ a well-trained sales force comprised of over 24 sales personnel operating out of eleven offices across the country for marketing to commercial and industrial customers. Our sales force is organized into teams and is compensated based on the revenues generated by each team in addition to a base salary. We strive to hire sales personnel with highly-relevant industry expertise as well as training sales personnel who are new to the industry. Our sales force has experienced very low turn-over and we believe is positioned to handle our expected growth.
          Our sales force utilizes a sophisticated proposal system combining proposal-generation software and a proprietary database based on over 20 years of experience designing and installing energy efficiency upgrades. Our sales approach is designed to shorten sales cycles, increase closing rates and help forecast future sales. It targets key decision makers, including senior executives and building owners and managers, and frames our services and technologies in the context of the value proposition they represent in terms of the return of investment, paybacks and rebates.
          In addition to our sales force, we employ six full-time and one part-time marketing personnel. Our marketing department focuses on vertical market segments directly targeting our potential clients’ industries rather than introducing our energy efficiency solutions through general lighting industry trade shows. It also promotes our solutions through direct client education, including a tri-annual newsletter developed to highlight our services and technology. In addition, upon the fifth anniversary of receiving our services, each client receives a letter from our marketing department describing technology updates that are available to further increase the energy efficiency of their facilities.
          The implementation of our energy products and services typically results in a reduction of our client’s monthly energy costs, and increased cash flow as a result, over time. To better enable our commercial and industrial clients to pay for our energy products and services over time, we established a subsidiary, Lime Finance, Inc. Since Lime Finance’s inception through December 31, 2008, we have provided extended payment terms on approximately $3 million of our sales, and as of December 31, 2008, we had approximately $2.5 million of receivables. In late 2008 we made the decision to significantly reduce the number of extended payment agreements we are offering clients in order to conserve cash due to the uncertainty of the current financial environment.

Public Sector
          With the addition of AEM, we are now completing public sector energy efficiency projects through our ESCO relationships. ESCOs assist public sector entities in reaching their energy efficiency goals by identifying opportunities to save energy, arranging third party financing, coordinating the engineering, design and implementation of the project, guaranteeing the savings over the life of the project, and operating and maintaining the project post-implementation. These contracts between the ESCO and public sector entity can last up to 25 years and are often awarded based on an ESCO’s track record and financing capability. The ESCOs then in turn hire energy efficiency implementers, such as AEM, to help them design and implement portions of the project.
          Our sales and development efforts to the public sector are focused on supporting and building relationships with the ESCOs. Over the years, AEM has positioned itself in the supply chain of many of the major ESCOs participating in public sector energy efficiency programs offering a comprehensive set of products and services to these companies. The combination of energy engineering expertise and regional implementation capabilities has spurred AEM’s recent growth in this sector.
Clients
During 2008, Honeywell International (an ESCO) and URS Corporation accounted for approximately 14% and 10% of our consolidated revenue, respectively. During 2007, one client, Washington Mutual, Inc. accounted for approximately 10% of our consolidated revenue and during 2006, three clients, Kohl’s Department Stores, Modell’s Sporting Goods and Automated Building Controls accounted for 14%, 13% and 13% of our consolidated revenue, respectively.
Competition
Commercial and Industrial
The market for energy efficiency solutions is highly fragmented. We are not aware of any other company that offers the full range of energy efficiency services and technologies we offer on a national scale. Our Energy Efficiency Services segment faces competition primarily from lighting and lighting fixture manufacturers including, Sylvania Lighting Services and Orion Energy Systems, Inc., lighting fixture distributors, providers of energy efficiency lighting upgrades and maintenance, such as Amtek Inc. (which was recently acquired by Sylvania Lighting Services), and small regional providers of energy efficiency solutions. As we continue to integrate the operations of AEM into our business, we have begun to extend energy efficiency offerings that are currently available to AEM’s public sector clients, such as mechanical, electrical and water conservation services, to our commercial and industrial clients, and we expect to face additional competition from providers of those services in the commercial and industrial market.
Our Energy Technology segment faces competition primarily from thermostat and HVAC unitary control manufacturers including TCS Basys Controls, Site Controls and Field Diagnostics. However, we are not aware of any competitor’s product which integrates all of the features of our eMAC technology. We differentiate ourselves through the value proposition our services and technologies represent by providing a comprehensive and integrated combination of operating efficiency, remote wireless management and remote wireless monitoring of HVAC and lighting equipment on a multi-site, national level.

Public Sector
          The public sector marketplace is predominately served by ESCOs, who enter into energy efficiency service contracts with public sector entities. We often team up with ESCOs to develop proposals for potential public sector clients. Once the ESCOs have secured contracts, they hire energy efficiency providers to help them design, engineer and implement portions of projects. We compete with other energy efficiency service providers to be the chosen partner for these ESCOs projects. The competing energy efficiency partners are primarily small, private players which we believe lack our reputation and capabilities. Through the acquisition of AEM, we have increased our size and position in the market, and we believe we can leverage this to gain a greater share of projects contracted by ESCOs. This acquisition has also allowed us to expand our national footprint to help us attain our goal of being the only provider of comprehensive energy efficiency solutions on a national level.
          We believe the following are the principal factors by which providers of energy efficiency solutions compete for business in both the commercial and industrial and the public sector market:
•	client service and support;

•	quality and scope of services and products;

•	cost of services;

•	ability to service clients at a national level;

•	financial resources; and

•	experience and a proven track record for services provided on transactions executed.
Manufacturing
          The eMAC is manufactured for us by a contract manufacturer in southern California. We believe that this contract manufacturer has sufficient capacity to handle our anticipated demand for eMAC units for the foreseeable future. In addition, we believe that there are many contract manufacturers across the country that could manufacture the eMAC for us if for some reason our current contract manufacturer could not meet our needs.
          Most components of the eMAC are sourced from multiple suppliers, though some components are proprietary to a single manufacturer. We periodically engage in discussions with additional parts suppliers, seeking to ensure lowest cost pricing and reliability of supply.
          Our lighting, mechanical and electrical products are purchased from third party suppliers and manufacturers. These products are generally widely available and are selected based on a combination of price, performance, features and availability.
          During 2008, approximately 10% of our consolidated materials and subcontracted labor came from one supplier, while during 2007 approximately 27% were from two suppliers. Purchases from any one supplier will vary year-to-year depending on sales and inventory levels. None of our largest suppliers sell the Company proprietary products that we could not purchase from other vendors.
Compliance with Environmental Laws
          Neither the production, nor the sale of our products in any material way generates activities or materials that require compliance with federal, state or local environmental laws. Our Energy Efficiency Services businesses use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Research and Development
          Our staff, in conjunction with outside engineering consultants, based on the day-to-day use of the eMAC and its components and various testing sites around the country, develops modifications and improvements to the product line. Total research and development costs charged to operations were approximately $1,000,000, $700,000 and $535,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Intellectual Property
          As of December 31, 2008, we had nine issued patents and two patents pending before the U.S. Patent and Trademark Office, as well as foreign patent offices on various aspects of the eMAC and EnergySaver technologies. In addition we have registered four trademarks or service marks.
Employees
          As of March 9, 2009, we had 258 full time employees and 71 part time employees, of which 55 were management and corporate staff, 10 were engineers, 48 were engaged in sales and marketing and 216 were engaged in project management, product installation, customer support and field service.
Item 1A. Risk Factors.
Risks Related to Our Financial Condition
The current widespread economic downturn and uncertainty and turmoil in the equity and credit markets could adversely impact our clients, diminish the demand for our services and products, and harm our operations and financial performance.
          The energy efficiency solutions marketplace is has experienced rapid evolution and growth, but we do not know how sensitive it is to a recession or downturn in the general economy. The current recession could harm the economic health of our clients and consequently decrease the demand for our products or services, particularly in the commercial and industrial markets. The recession also may cause reductions or elimination of utility or government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition during the recession may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.
          Further, the sales of our energy efficiency solutions are made on the basis of contracts that permit our customers to terminate the engagement prior to completion rather than long-term purchase commitments and consequently our clients may cancel, delay or otherwise modify their purchase commitments in response to economic pressures with little or no consequence to them and with little or no notice to us. Whether in response to an economic downturn affecting an industry or a client’s specific business including its bankruptcy or insolvency, any cancellation, delay or other modification in our clients’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue.
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations, and we might need to raise capital, which might not be available.
          As of December 31, 2008, we had outstanding indebtedness of approximately $11.3 million, which represents approximately 18% of our total capitalization of $64.3 million (adjusted for the debt discount). Our indebtedness could have adverse consequences to us including::

•	increase our vulnerability to the current economic downturn and negative industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, growth initiatives, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs or other purposes;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	limit our ability to continue to offer customer financing in certain situations.
          Any of the above listed factors could materially and adversely affect our business, results of operations and financial condition. Further, if we do not have sufficient earnings to service our debt, we may be required to refinance all or part of the existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.
          Additionally, in the past we have relied, to a large extent, on financing from related parties, including the financing of the AEM acquisition. There are no assurances that such related parties will continue to provide financing or financing on terms that are acceptable to us. We may require additional equity or debt financing for additional working capital for expansion, to consummate an acquisition or if we continue to suffer losses. In the event additional financing is unavailable to us, we may be unable to expand or make acquisitions and our stock price may decline.
We have incurred significant operating losses since inception and may not achieve or sustain profitability in the future.
          We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. We must overcome marketing hurdles, including gaining market acceptance, in order to increase sales of our services and technologies. In addition, we may be required to reduce the prices of our services and technologies in order to increase sales. If we reduce prices, we may not be able to reduce costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we have spent and expect to continue to spend significant funds for: (i) general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; (ii) acquisitions, including our purchase of AEM in June 2008; and (iii) research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability in the future or if we achieve profitability in the future, we may not be able to sustain it.
If sufficient additional funding is not available to us, the commercialization of our services and technologies and our ability to grow is likely to be impaired.
          Our operations have not generated positive cash flow since our inception on an annual basis. We have funded our operations through the issuance of common and preferred stock and debt. Our ability to continue to operate until our cash flow turns positive may depend on our ability to continue to raise funds through the issuance of equity or debt. The current worldwide economic downtown has significantly reduced access to capital and credit markets. If we are not successful in raising additional funds, we might have to significantly scale back or delay our growth plans, sell or shut down some of our businesses or possibly cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our services and technologies, which could have a material adverse effect on our business, results of operations and financial condition. If we should have to cease operations altogether, our stockholders’ investment is likely to be lost.
It is difficult for us to estimate our future quarterly operating results.
          A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and working capital requirements to be lower in the first two quarters and higher in the last two quarters of each year. The concentration of revenue and earnings in the fourth quarter is due largely to our clients’ budget cycle. Further, many of our sales of our energy efficiency solutions are made on the basis of cancellable short term contracts rather than long-term purchase commitments and consequently we do not have a constant and predictable stream of revenue from any one client. Additionally, because a few large projects are often responsible for a significant portion of AEM’s annual revenue, the level of activity, initial project delays or gaps between projects have can lead to significant fluctuations of revenue on an irregular basis throughout the fiscal year. As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.
Our ability to use our net operating loss carry forwards may be subject to limitation, which could potentially result in increased future tax liability.
          Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. The number of shares of our common stock that we have sold in various transactions since our inception, together with any subsequent shares of stock we issue, or that our stockholders may sell, including those to be sold in the AEM and ADVB Acquisitions, will likely be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to approximately $77 million as of December 31, 2008, to offset U.S. federal taxable income will become subject to limitations, which could potentially result in increased future tax liability.
Risks Related to Our Business
We have a limited operating history under our current business model in a rapidly evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.
          Our business has evolved substantially over time through organic growth and strategic acquisitions. Our current business model has only been in operation since June 2006, when we launched our Energy Efficiency Services business. Accordingly, we only have a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:
•	maintain and expand our current relationships and develop new relationships with commercial and industrial businesses, property owners and managers and large Energy Service Companies serving government and educational institutions;

•	maintain and enhance our existing energy efficiency solutions;

•	continue to develop new and improved energy efficiency solutions that achieve significant market acceptance;

•	integrate Applied Energy Management, Inc. business, acquired in June 2008, into our current business model;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.
          We may be unable to accomplish one or more of these objectives, which could cause our business to suffer and could have a material adverse effect on our business, results of operations and financial condition. In addition, accomplishing many of these goals might be very expensive, which could adversely impact our operating results and financial condition. Additionally, any predictions about our future operating results may not be as accurate as they could be if we had a longer operating history under our current business model.
We depend upon a limited number of clients in any given period to generate a substantial portion of our revenue.
          Historically, we have not operated under long-term contracts with our clients, and our dependence on individual key clients varied from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects. During 2008, two clients accounted for approximately 24% of our consolidated revenue, while three clients accounted for approximately 44% of our pro forma 2007 consolidated revenue. Our top ten accounted for approximately 60% and 68% of our total revenue in fiscal 2008 and 2007 pro forma revenue. We expect large retrofit and roll-out projects to become a greater component of our total revenue in the near term. As a result, we may experience more client concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant clients could have a material adverse effect on our business, results of operations and financial condition in any given future period.
Our public sector business depends on a limited number of ESCOs under contract by government and other public end-users.
          A significant portion of our public sector business revenue is generated through our relationship with a limited number of ESCOs that provide energy efficiency services to government and other public sector end-users. If for any reason government spending on energy efficiency services is reduced or postponed or government and other public sector end-users shift contracts to ESCOs with whom we do not have established relationships, this may have a significant negative impact on our business, results of operations and financial condition. Further, our public sector projects typically have longer payment cycles that may adversely affect our liquidity and which could have a material adverse effect on our results of operations in any given future period.
We may be unable to obtain sufficient bonding capacity to support certain service offerings.
          A significant number of our government contracts require surety bonds. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Some sureties have required us to post collateral, guarantees, agreements of indemnity and letters of credit to secure the performance and surety bonds. We may not be able to maintain a sufficient level of bonding capacity, which could preclude us from being able to bid for a number of contracts. If we are unable to obtain surety bonds, our business, results of operations and financial condition could be materially adversely affected.
Failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.
          Our success depends on our ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, heating, ventilation and air conditioning and other products. A portion of our energy efficiency solutions are installed by contractors or subcontractors. Any delays, malfunctions, inefficiencies or interruptions in our energy efficiency solutions caused by improper installation by our subcontractors could cause us to have difficulty retaining current clients and attracting new clients. Such delays could also result in additional costs that could affect the profit margin of our projects. In addition, our brand, reputation and growth could be negatively impacted.
A decrease in electric retail rates could lessen demand for our energy efficiency solutions.
          Our services and technologies have the greatest sales and profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current levels. If there is overbuilding of power generating stations in certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale cost of power is directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and reduced demand for our energy efficiency solutions, which could have a material adverse effect on our business, results of operations and financial condition.
The failure to effectively maintain, upgrade and sell our proprietary technologies could have a material adverse effect on our business, results of operations and financial condition.
          A recent effort to upgrade the eMAC technology has taken significantly longer and cost more than initially anticipated. We incurred approximately $2 million over the past four years in research and development costs in connection with the eMAC upgrades. The delay has adversely affected eMAC sales, resulting in significant losses in our Energy Technology segment which contributed to the impairment of its goodwill. This situation has also diverted a significant amount of management’s attention from the operation of our other businesses. We are currently evaluating several alternatives for this business, including selling it or shutting it down. If the steps we take to address the situation prove ineffective we may continue to experience losses and a drain on our management and cash resources, which could have a material adverse effect on our business, results of operations and financial condition. If we choose to keep the business, maintenance of proprietary technology must be effectively addressed in the future or it could impact our sales and profitability.

     We may not be able to integrate the recent AEM acquisition successfully.
          We are currently integrating the operations of AEM that we acquired in June 2008. We may experience difficulties in managing the integration process, including the following:
•	integrating acquired operations and products with our existing operations and products;

•	meeting operating expectations for the acquisition;

•	diverting management’s attention from other business concerns;

•	adverse impact on earnings of amortization or write-offs of goodwill and other intangible assets relating to the acquisition;

•	retaining key personnel; and

•	establishing effective internal financial controls over the AEM business.
          These difficulties could have a material adverse effect on our business, results of operations and financial condition, which could decrease our profitability and make it more difficult for us to grow our business. These difficulties could also result in a loss of confidence in the reliability of our financial statements, which could adversely affect the market price of our common stock.
          Further, the potential risks associated with the AEM acquisition may necessitate additional financing which could result in increased debt or the issuance of additional equity securities, which may be dilutive to our existing stockholders and could have a material adverse effect on our business, results of operations and financial condition.
If our management fails to acquire companies in the future or to effectively negotiate the terms of future acquisitions, our growth may be impaired.
          As part of our growth strategy, we intend to continue to acquire companies with complementary technologies, products or services. Our management, including our board of directors, will have discretion in identifying and selecting companies to be acquired by us and in structuring and negotiating these acquisitions. Our common stockholders may not have the opportunity to approve these acquisitions. In addition, in making acquisition decisions, we will rely, in part, on financial projections developed by our management and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual operating results of any acquired company or the combination with an acquired company may fall significantly short of projections.
          We may be unable to acquire companies that we identify as targets for various reasons, including:
•	our inability to interest such companies in a proposed transaction;

•	our inability to agree on the terms of an acquisition;

•	our inability to obtain adequate financing;

•	incompatibility between our management and management of a target company; and

•	our inability to obtain the approval of the holders of our common stock, if required.

          If we cannot consummate acquisitions on a timely basis or agree on terms at all, or if we cannot acquire companies with complementary technologies, products or services on terms acceptable to us, our future growth may be impaired, which could have a material adverse effect on our business, results of operations and financial condition.
Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.
          Historically, an important source of our growth and business development has been through acquisitions. Our future growth may depend, in part, upon our ability to successfully identify, acquire and operate other complementary businesses. Any acquisition contemplated or completed by us may result in adverse short term effects on our reported results of operation; divert management’s attention; introduce risks associated with unanticipated problems or legal liabilities; cause the incurrence of additional debt; cause the issuance of additional equity; or introduce contingent liabilities and amortization expenses related to intangible assets, some or all of which could harm our business, results of operations and financial condition.
          In addition, often an acquired company’s performance is largely dependent on a few key people, particularly in smaller companies. If these key people leave the company, become less focused on the business or less motivated to make the business successful after the acquisition, the performance of the acquired company and our combined business may suffer.
If we are unable to manage our anticipated revenue growth effectively, our operations and profitability could be adversely affected.
          We intend to undertake a number of strategies in an effort to grow our revenue, including through acquisitions. If we are successful, our revenue growth may place significant strain on our limited resources. To properly manage any future revenue growth, we must continue to improve our management, operational, administrative, accounting and financial reporting systems and expand, train and manage our employee base, which may involve significant expenditures and increased operating costs. Due to our limited resources and experience, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. If we are unable to manage our anticipated revenue growth effectively, the quality of our client care may suffer, we may experience client dissatisfaction, reduced future revenue or increased warranty claims, and our expenses could substantially and disproportionately increase. Any of these circumstances could adversely affect our business, results of operations and financial condition.
We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.
          The energy efficiency solutions market is highly competitive, and we expect competition to increase and intensify as the energy efficiency solutions market continues to evolve. We face strong competition primarily from lighting and lighting fixture manufacturers, lighting fixture distributors, providers of energy efficiency lighting upgrades and maintenance and small regional providers of energy efficiency solutions. As we continue to integrate the operations of AEM into our business, we expect that we will extend energy efficiency offerings that are currently available to AEM’s public sector clients to our commercial and industrial clients, including mechanical, electrical and water conservation services and building envelope weatherization, and we expect to face additional competition from providers of those services in the commercial and industrial market. We compete primarily on the basis of client service and support, quality and scope of services and products, cost of services and products, ability to service clients on a national level, name recognition and financial resources, our experience and performance track record for services provided.

          Many of our competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition and more extensive engineering and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency solutions that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy efficiency solutions at reduced prices in order to improve their competitive positions. If our ESCO clients internally develop sufficient energy implementation capabilities, they may no longer outsource work to us. Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.
The success of our business depends on the market acceptance of our energy efficiency solutions.
          Our future success depends on commercial acceptance of our energy efficiency solutions. If we are unable to convince current and potential clients of the advantages of our energy efficiency solutions, then our ability to sell our energy efficiency solutions will be limited. In addition, because the energy efficiency solutions market is rapidly evolving, we may not be able to accurately assess the size of the energy efficiency solutions market, and we may have limited insight into trends that may emerge and affect our business. If the market for our energy efficiency solutions does not continue to develop, or if the market does not accept our services and technologies, then our ability to grow our business could be limited and we may not be able to increase or maintain our revenue or profitability.
Our success is largely dependent upon the skills, experience and efforts of our senior management and our ability to attract and retain highly qualified engineers, sales people and other skilled personnel, and the loss of their services or our inability to attract and retain such personnel could have a material adverse effect on our ability to expand our business or to maintain profitable operations.
          Our continued success depends largely upon the continued availability, contributions, skills, experience and effort of our senior management, including David R. Asplund, our Chief Executive Officer, Daniel W. Parke, our President, John E. O’Rourke, our Chief Operating Officer and Jeffrey R. Mistarz, our Executive Vice President and Chief Financial Officer. All of the current employment agreements with our senior management team may be terminated by the employee at any time and without notice. While all such agreements, with the exception of Daniel Parke, include noncompetition, non-solicitation and confidentiality covenants, there can be no assurance that such provisions will be enforceable or adequately protect us. The loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives, and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. Additionally, we do not maintain key person life insurance on any member of our senior management. The loss or interruption of the service of members of our senior management or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or maintain profitable operations.
          In addition, to execute our growth strategy and maintain our margins, we must attract and retain highly qualified engineers, other skilled personnel and an effective sales force that can accurately price our clients’ energy efficiency solution contracts. Competition for hiring these individuals is intense, especially with regard to engineers specializing in the energy efficiency solutions market. If we fail to attract and retain highly qualified engineers and other skilled personnel, our business and growth prospects could be materially adversely affected.

Any internal or external security breaches involving our eMAC technology could harm our reputation, and even the perception of security risks regarding internet data transmission, whether or not valid, could inhibit market acceptance of our energy efficiency solutions and cause us to lose clients.
          We and our clients use our eMAC technology to monitor, compile and analyze information related to our clients’ energy use for HVAC and lighting applications. In addition, our technology allows us to remotely control HVAC and lighting equipment at commercial, institutional and industrial locations. Our eMAC technology relies on the secure transmission of data over the Internet for some of its functionality. Well-publicized compromises of Internet security could have the effect of substantially reducing confidence in the Internet as a medium of data transmission. The occurrence or perception of security breaches in eMAC technology or our clients’ concerns about Internet security or the security of our energy efficiency solutions, whether or not they are warranted, could have a material adverse effect on our business, harm our reputation, inhibit market acceptance of the eMAC technology and cause us to lose clients, any of which could have a material adverse effect on our financial condition and results of operations.
If our information technology systems fail, or if we experience operation interruptions, then our business, results of operations and financial condition could be materially adversely affected.
          The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our clients, monitor our clients’ eMAC systems and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain and enhance our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could have a material adverse effect on our results of operations, disrupt our business and product development and make us unable, or severely limit our ability, to respond to client demands. In addition, our information technology systems are vulnerable to damage or interruption from:
•	earthquake, fire, flood and other natural disasters;

•	employee or other theft;

•	attacks by computer viruses or hackers;

•	power outages; and

•	computer systems, Internet, telecommunications or data network failure.
          Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, client dissatisfaction and potential lawsuits, any of which could have a material adverse effect on our results of operations or financial condition.
Product liability and personal injury claims could have a material adverse effect on our business, results of operations and financial condition.
          We face exposure to product liability claims in the event that our energy efficiency solutions products fail to perform as expected or cause bodily injury or property damage. Since the majority of our products use electricity, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Particularly because our products some times incorporate new technologies or designs, we cannot predict whether or not product liability claims will be brought against us in the future or result in negative publicity about our business or materially adversely affect our client relations. Further, we face exposure to personal injury claims in the event that an individual is injured as a result of our negligence. Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our results of operations and financial condition.
Our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.
          When we retrofit a client’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures typically contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls (“PCBs”). We currently rely on licensed contractors to remove the components containing such hazardous materials at the client job site. The contractors then arrange for the disposal of such components at a licensed disposal facility. Failure by such contractors to remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us. Further, our workers are sometimes required to work in hazardous environments that present a risk of serious personal injury which could result in claims against us. A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.
Risks Related to Ownership of our Common Stock
The future trading market for our common stock may not be active on a consistent basis and the market price of our common stock could be subject to significant fluctuations.
          Trading in our common stock has been limited and, at times, volatile since our shares were listed on the NASDAQ Capital Market in February 2008. The trading volume of our common stock in the future depends in part on our ability to increase our revenue and reduce or eliminate our operating losses. If we are unable to achieve these goals, the trading market for our common stock may be negatively affected, which may make it difficult for you to sell your shares. An active trading market for our common stock may not develop or, if developed, be sustained, and the trading price of our common stock may fluctuate substantially.
          The price of our common stock may also fluctuate as a result of:
•	variations in our operating results;

•	announcements by us, our competitors or others of significant business developments, changes in client relationships, acquisitions or expansion plans;

•	analysts’ earnings estimates, ratings and research reports;

•	the depth and liquidity of the market for our common stock;

•	speculation in the press;

•	strategic actions by us or our competitors, such as sales promotions or acquisitions;

•	actions by institutional and other stockholders;

•	recruitment or departure of key personnel; or

•	domestic and international economic factors and trends, some of which may be unrelated to our performance.
          The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.
          In the past, following a period of volatility in the market price of a company’s securities, securities class action litigation has often been brought against a company. Because of the potential volatility of our common stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
Due to the concentration of holdings of our stock, a limited number of investors may be able to control matters requiring common stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our common stock.
          There were 12,817,009 shares of our common stock outstanding as of March 9, 2009, of which a total of 13 investors beneficially own in the aggregate approximately 84%, which does not include Series A-1 preferred stock which is convertible into common stock and votes with the common stock on an as converted basis. As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation, as amended. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.
          A significant percentage of the outstanding shares of our common stock, including the shares beneficially owned by these holders, can be sold in the public market from time to time, subject to limitations imposed by federal securities laws. The market price of our common stock could decline as a result of sales of a large number of our presently outstanding shares of common stock by these investors or other stockholders in the public market or due to the perception that these sales could occur. This could also make it more difficult for us to raise funds through future offerings of our equity securities or for you to sell your shares if you choose to do so.
          The large concentration of our shares held by this small group of stockholders could result in increased volatility in our stock price due to the limited number of shares available in the market.

Raising additional capital or consummation of additional acquisitions through the issuance of equity or equity-linked securities could dilute your ownership interest.
          We may find it necessary to raise capital again some time in the future or to consummate additional acquisitions through the issuance of equity or equity-linked securities. If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. The recent conversion of our convertible note due to Mr. Kiphart into shares of Series A-1 preferred stock will result in additional dilution if the preferred stock is converted into shares of our common stock. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock. Depending on the terms, common stock holders may not have approval rights with respect to such issuances.
We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially, and we could become subject to securities litigation.
          Our business is seasonal and can be affected by cyclical factors outside of our control. In addition, we recognize revenue on many of our contracts once the project is substantially complete, resulting in intermittent periods of fluctuating revenue. Our quarterly revenue and operating results have fluctuated in the past and may continue to vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could have an adverse effect on the market price of our common stock. In addition, these fluctuations may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock. If the price of our common stock falls significantly we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could have a material adverse effect on our business, results of operations and/or financial condition.
If securities analysts do not publish research or reports about our business or if they downgrade their evaluations of our stock, the price of our stock could decline.
          The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of us, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments.
          Not applicable.

Item 2.	Properties.
          Our headquarters are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters and a warehouse. We acquired this facility in August 1998. There is a mortgage on the building that matures in February 2010.
          Other properties that are used for sales and administration include:

Location:	Business Segment	Square Feet	Lease Expiration

Austin, TX	Energy Efficiency Services	4,000	June 2011

Bronx, NY	Energy Efficiency Services	2,500	Month-to-month

Glendora, CA	Energy Efficiency Services	14,700	December 2009

Greensboro, NC	Energy Efficiency Services	3,000	March 2011

Huntersville, NC	Energy Efficiency Services	6,560	March 2013

Lee, MA	Energy Efficiency Services	7,600	April 2010

Locust, NC	Energy Efficiency Services	4,000	March 2011

New York, NY	Energy Technology	2,800	September 2010

N. Miami Beach, FL	Energy Efficiency Services	5,510	May 2010

Riverton, UT	Energy Efficiency Services	600	December 2009

San Diego, CA	Energy Technology	8,200	September 2012

Saddle Brook, NJ	Energy Efficiency Services	2,288	January 2010

South Plainfield, NJ	Energy Efficiency Services	2,093	November 2009

Redmond, WA	Energy Efficiency Services	1,877	December 2009

Ventura, CA	Energy Efficiency Services	1,776	November 2010
          We believe that the space and location of our current facilities in combination with the current and planned outsourcing of our manufacturing will be sufficient to reach a level of sales and production projected for the current year.

Item 3.	Legal Proceedings.
          From time to time, we have been a party to pending or threatened legal proceedings and arbitrations that are routine and incidental to our business. Based upon information presently available, and in light of legal and other defenses available to us, management does not consider the liability from any threatened or pending litigation to be material.

Item 4.	Submission of Matters to a Vote of Security Holders.
          On November 13, 2008, we received the written consent in lieu of a meeting of stockholders from the holders of 6,086,301 shares of the total issued and outstanding shares of our common stock authorizing the following:
•	a private placement transaction under which we issued 1,787,893 units, each comprised of one share of our common stock and a warrant to purchase an additional quarter share of our common stock, to 15 investors, including our officers and directors, for gross proceeds of $6.275 million;

•	the issuance of 358,710 shares of Series A-1 convertible preferred stock, to Mr. Kiphart, the Chairman of the Board of Directors and our largest shareholder, in return for him cancelling a revolving line of credit note under which we then owed $14.7 million to him; and

•	the adoption of and amendment to our 2008 Employee Stock Purchase Plan.
          Further, on November 26, 2008 we received the written consent in lieu of a meeting of stockholders from holders of 9,673,401 shares of the total issued and outstanding shares of our capital stock authorizing the following:
•	the amendment to the our 2008 Long-Term Incentive Plan increasing the maximum number of shares authorized and raising the automatic annual increase in shares available for awards; and

•	the implementation of a stock option exchange offer to employees, officers and directors holding underwater options issued under our long-term incentive plans.
          The consents for each of the five action listed above were sufficient under the General Corporation Law of the State of Delaware and our By-Laws to approve each action. On December 31, 2008, we distributed an information statement to all our stockholders of record as of November 18, 2008, informing them of the actions by written consent in lieu of a meeting. Following sufficient time after distribution of the information statement in accordance with Securities and Exchange Commission and NASDAQ Stock Market rules, each action took effect on January 26, 2009.
          Also, on November 26, 2008, we received the written consent in lieu of a meeting of stockholders from the holders of shares representing 51.1% of the total issued and outstanding shares of our voting stock authorizing the issuance of our common stock to the stockholders of Advanced Biotherapy, Inc. (“ADVB”) in order to effect the acquisition of ADVB. On February 6, 2009, we first mailed an information statement to all our stockholders of record as of February 6, 2009, informing them of the November 26, 2008 written consent in lieu of a meeting. On March 3, 2009, we effected the acquisition of ADVB.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          Since February 25, 2008, our stock has traded on the NASDAQ Capital Market under the trading symbol “LIME.” From June 12, 2006 through September 21, 2006, our common stock traded on the OTC Bulletin Board under the trading symbol “ELCY.” From September 22, 2006 until January 28, 2008, our common stock was traded under the symbol “LMEC” on the OTC Bulletin Board. Trades on the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Following a 1-for-7 reverse stock split on January 28, 2008, our trading symbol on the OTC Bulletin Board was “LMEG” until February 25, 2008 when our stock began trading on the NASDAQ Capital Market under its current trading symbol.
          The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2007, adjusted for our 1-for-15 reverse stock split effected on January 25, 2007, and our 1-for-7 reverse stock split effected on January 28, 2008.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2007:
Fiscal Quarter Ended March 31, 2007	$7.70	$6.30
Fiscal Quarter Ended June 30, 2007	$15.05	$5.81
Fiscal Quarter Ended September 30, 2007	$14.21	$9.45
Fiscal Quarter Ended December 31, 2007	$15.75	$5.60

Fiscal Year Ended December 31, 2008:
Fiscal Quarter Ended March 31, 2008	$12.00	$6.30
Fiscal Quarter Ended June 30, 2008	$10.50	$5.70
Fiscal Quarter Ended September 30, 2008	$7.25	$5.00
Fiscal Quarter Ended December 31, 2008	$6.31	$3.26
Holders
          As of March 9, 2009 we had approximately 2,100 holders of record and 5,000 beneficial owners of our common stock and 12,817,009 shares of common stock outstanding, and one holder of our Series A-1 preferred stock.
Dividends
          No dividends were declared or paid during the three month period ended December 31, 2008.
          We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
          During the fourth quarter ended December 31, 2008, we issued a consultant a warrant with a term of four years to purchase 5,000 shares of our common stock at $5.00 per share as partial consideration for services provided to us.
          The sales and issuances of unregistered securities listed above were made by us in reliance upon the exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act and no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration unless sale is pursuant to an exemption therefrom.
          All other sales of unregistered securities in 2008 were previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          We are a provider of energy efficiency and renewable energy design/build solutions. We perform energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical, water, building envelope weatherization, and renewable energy solutions.
          Currently, we primarily serve the commercial and industrial and the public sector markets. Our commercial and industrial clients include many Fortune 500 companies for which we directly provide our energy efficiency solutions and technology. We also serve the public sector, including government and educational institutions, through our relationships with large energy service companies (“ESCO”). ESCOs are awarded project contracts with the public sector, and we serve as their energy efficiency service experts to develop, engineer and implement solutions outside of the scope of their offerings.
          In 2008, our revenue increased by 194% to $57.2 million as compared to $19.5 million in 2007. Our net loss in 2008 narrowed to $13 million as compared to $15.6 million in 2007. We have invested significant amounts of capital and resources in building the infrastructure of our Energy Efficiency Services business — including through the AEM acquisition in June 2008 — and developing and enhancing the proprietary technology of our Energy Technology business. We believe that our Energy Efficiency Services business forms a strong platform for continued growth.
          We operate under three reporting segments: Energy Efficiency Services, Energy Technology and Financial Services.
•	Energy Efficiency Services. Our Energy Efficiency Services segment represented approximately 96% of our revenue during the 2008. Our Energy Efficiency Services segment includes:
•	Engineering and consulting: We apply our engineering expertise to analyze each client’s energy consumption and operational needs and develop customized energy efficiency solutions. Our energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits and e-commissioning. We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.
•	Implementation: We provide a range of energy efficiency and conservation services, including energy efficient lighting upgrade services, mechanical and electrical conservation services, water conservation, services building envelope weatherization services and renewable energy solutions. Our objective is to improve the quality of our clients’ physical space, maximize their operational savings, capitalize on rebates available to them and reduce their maintenance costs. We take into consideration factors such as infrastructure requirements, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates and tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.
•	Energy Technology. Our Energy Technology segment, which represented approximately 4% of our 2008 revenue, offers our patented line of heating, ventilation and air conditioning and lighting controllers under the eMAC and uMAC brand names. The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units. Our uMAC technology is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.

•	Financial Services. Our Financial Services segment began operations in late 2007 to enable our commercial and industrial clients to pay for our energy efficiency solutions over time. We record the extended payment receivables from our clients as long-term receivables and consolidate them within a subsidiary for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce our cost of capital. Since its inception through December 31, 2008, we have provided extended payment terms on approximately $3 million of our sales, and as of December 31, 2008 we had approximately $2.5 million of receivables in this portfolio.
General Business Trends and Recent Developments
          The trends, events, and uncertainties set out in this section have been identified as those we believe are reasonably likely to materially affect the comparison of historical operating results reported in this Annual Report to either other past period results or to future operating results. These trends, events and uncertainties include:
          Recent Establishment and Expansion of Energy Efficiency Services Business
          In 2006 we established our Energy Efficiency Services business through the acquisitions of Parke and Kapadia. Our acquisition of AEM in June 2008 as well as additional acquisitions and the opening of new offices have significantly added to this segment. Our Energy Efficiency Services business represented approximately 96% of our consolidated revenue in 2008. Certain characteristics of this new business, such as seasonality, margins and working capital requirements, are fundamentally different than those of our previous business; therefore, we believe our historical results will not be indicative of our future performance. As an example, in 2008 and 2007 the Energy Efficiency Services business was somewhat seasonal with a disproportionate amount of revenue recognized in the second half of the year. This seasonality is likely to result in greater fluctuations in our revenue, earnings and working capital requirements throughout the year than we had experienced prior to the establishment of our Energy Efficiency Services business. Because certain of our expenses are relatively fixed, fluctuations in the revenues of our Energy Efficiency Services business are also likely to cause fluctuations in our earnings.
          AEM Transaction
          On June 11, 2008, we acquired AEM. AEM provides energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions. In addition, it provides mechanical and electrical conservation services, water conservation services, building envelope weatherization and renewable energy solutions primarily for government and municipal facilities. AEM’s 2007 revenue was $40.9 million.
          Because of the significance of this acquisition, our historical operating results are not expected to be indicative of our future operating results. In particular, we expect our revenue and expenses to increase substantially as a result of this acquisition. In addition, the acquisition of AEM may reduce the seasonality of our consolidated revenue because AEM derives the majority of its revenue from long-term government contracts that are generally not seasonal in nature. However, because a few large projects are often responsible for a significant portion of AEM’s annual revenue, initial project delays or gaps between projects and the level of construction activity can have a significant impact on the revenue and earnings of a particular period.
          Uncertainty Regarding our Energy Technology Segment
          In May 2005 we added the eMAC and uMAC line of HVAC and lighting controllers through the acquisition of MPG. To date, this product line has failed to reach the level of sales necessary to achieve profitability.
          In late 2006 we commissioned an independent review of the market for the eMAC which concluded that there appears to be an attractive market for the product. We therefore began an engineering project to replace certain components of the eMAC and to add cellular communications capabilities. Total research and development costs incurred in connection with the eMAC upgrades were approximately $1,000,000, $700,000, $350,000 and $37,000 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively. The project has experienced delays and cost overruns and, due to the limited availability of certain discontinued components for the existing version of the eMAC line, resulted in lower than expected sales of the eMAC during 2007 and 2008. The Energy Technology segment incurred a significant loss during 2007, in part because the sales and administrative overhead of this segment was positioned to support a higher level of eMAC sales than was actually achieved during the year. These events contributed to the determination that MPG’s goodwill was impaired, resulting in the $4.2 million impairment charge at the end of 2007.
          We reduced the overhead of this segment during 2008 in an attempt to reduce its losses. We completed the eMAC upgrade in the fourth quarter of 2008, but this business, which had a heavy concentration of banks as clients, has been impacted by the current economic slow down. While we continue to believe that there is a long term market for this segment’s products, we have decided that focusing our financial resources to our growing Energy Efficiency business is a better use of our limited capital resources. We have therefore begun the process of searching for a potential buyer for the business. If we are not able to find a buyer within a reasonable period of time we will scale back the business to the minimum level required to satisfy our contractual obligations under our current monitoring contracts until they expire.

          Private Placement
          On November 13, 2008 we entered into subscription agreements with 15 investors to sell 1,787,893 units, each comprised of one share of our common stock and a warrant to purchase an additional quarter share of common stock. These investors included Richard P. Kiphart, David R. Asplund, Daniel W. Parke, Gregory T. Barnum, David Valentine and Jeffrey R. Mistarz, all of whom are our directors and/or officers. The sale price was $3.51 per unit, which was equal to 75% of the volume-weighted average price of our common stock for the ten days prior to closing. The warrants allow holders to purchase a share of common stock for $4.10 per share, which was the closing price of our common stock on the day prior to the closing, and the warrants are exercisable any time after May 13, 2009 and before November 13, 2011. The total gross proceeds raised in the private placement was $6,275,500. The private placement closed in two tranches: tranche A, comprised of unaffiliated investors, closed on November 13, 2008 and raised $3,000,500; and tranche B comprised of affiliated investors closed on January 30, 2009 and raised $3,275,000. Proceeds from the Private Placement will be used for general corporate purposes.
          Recapitalization
          On November 14, 2008, we entered into a Preferred Stock Purchase Agreement with Richard P. Kiphart, under which we sold Mr. Kiphart 358,710 shares of our newly created Series A-1 preferred stock in exchange for his agreement to cancel a promissory note we issued in the then outstanding amount of $14,707,104 (the “Recapitalization”). The note bore interest at 17% per annum and would have matured on March 31, 2009. Each outstanding share of Series A-1 preferred stock is entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value, which is $41.00 per share, on or prior to March 31, 2009 (9% payable in cash and 6% payable in additional shares of Series A-1 preferred stock); and (ii) 17% per annum of its stated value at any time on or after April 1, 2009 (9% payable in cash and 8% payable in additional shares of Series A-1 preferred stock). The Series A-1 preferred stock is convertible into shares of common stock on a 10-for-1 basis anytime after December 31, 2009, subject to adjustment. Each share of Series A-1 preferred stock is currently entitled to 10 votes and the Series A-1 preferred stock votes along with the common stock. In connection with this Recapitalization, we removed $14.7 million in liabilities from our balance sheet and classified the Series A-1 preferred stock as equity.
          ADVB Acquisition
          On November 18, 2008, we entered into a Stock Purchase Agreement with controlling stockholders of Advanced Biotherapy, Inc. (“ADVB”), pursuant to which we agreed to acquire 90.8% of the outstanding capital stock of ADVB at $0.008625 per share in exchange for their shares of our common stock. Through a short-form merger, we offered the remaining ADVB stockholders the same consideration for their common stock. On March 3, 2009, we completed the merger and acquired ADVB. ADVB’s assets included approximately $7.4 million of cash and an $800,000 note receivable. ADVB’s assets also included a revolving credit note due by us, which had an outstanding balance of approximately $52,000 as of the closing. We have cancelled the revolving credit note. We do not intend to continue to operate ADVB’s prior business and consider the transaction to have been in substance an equity offering in which we issued shares of our common stock in return for approximately $8.2 million in cash and notes receivable.
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
          Revenue and Profit Recognition
          We recognize our revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and client acceptance. Any amounts received prior to satisfying our revenue recognition criteria are recorded as Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts.
          Historically, we have recognized revenue primarily on a completed contract basis. Under the completed contract method, revenue is recognized once the project is substantially complete, resulting in some variability in revenue. This method works well with projects that are smaller and shorter in duration. AEM, however, recognizes, and will continue to recognize, all of its revenue on a percentage of completion basis. AEM’s projects generally are larger in terms of revenue and longer in duration; therefore, AEM recognizes revenue throughout the term of the project on a percentage of completion method based on the percentage of costs incurred. This accuracy of the estimates generated using this method is dependant on our ability to accurately estimate the remaining cost to complete the project. Because AEM represented approximately 54% of our 2008 revenue, we expect at least for the near future that the majority of our revenue will be recognized on a percentage of completion basis. Under both methods of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.
          In our Energy Technology segment, we often bundle contracts to provide monitoring services and web access with the sale of our eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which, at the time the hardware is delivered and installed, includes undelivered services essential to the functionality of the product. Accordingly, we defer the revenue for the product and services and the cost of the equipment and installation and recognize them over the term of the monitoring contract. Our monitoring contracts typically vary in length from one month to five years, with the majority of the contracts having one-year terms.
          Revenue from our Financial Services segment represents small administrative fees on the creation of extended payment arrangements between our wholly owned financing subsidiary and commercial and industrial clients that participate in our extended payment program. When an extended payment agreement is recorded, we are required to discount the receivable using a market rate of interest that would generally be available to our clients, and amortize the discount over the term of the receivable as interest income. As a result, a significant majority of the earnings of the Financial Services segment are recognized as interest income.
          Allowance for Doubtful Accounts
          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is largely based upon specific knowledge of clients from whom collection is determined to be doubtful and our historical collection experience with such clients. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. During 2008 we increased our allowance by $128,000 and wrote off receivables of $134,000. As of December 31, 2008, our allowance for doubtful accounts was approximately $163,000, or 0.6% of our outstanding accounts receivable.
          Amortization of Intangibles
          We account for acquisitions of companies in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). We allocate the purchase price to tangible assets and intangible assets based on their fair values, with the excess of purchase price amount being allocated to goodwill. The determination of the fair values of these intangible assets is based on a number of significant assumptions as determined by us, including evaluations of the future income producing capabilities of these assets and related future expected cash flows or replacement cost of the asset. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions result in the determination that the value of the acquired intangible assets has been impaired, we could incur write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.
          Intangible assets included acquired technology, customer and contractual relationships, client backlog, non-competition agreements and trade names. Acquired technology was initially recorded at fair value based on the estimated after tax cost to replace the asset and is amortized over its estimated useful life on a straight-line basis. Customer and contractual relationships represent contractual and separable relationships that we have with certain customers and partners. These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life. Non-competition agreements were initially recorded based on the present value of potential profits that could be lost, should the individual initiate a competing enterprise, and are amortized over the minimum term of the non-competition agreements. Trade name intangible assets are initially recorded at fair value based on the present value of the royalty payments that would need to be paid for the development and use of a comparable trade name should the name be unavailable to us. Trade name intangible assets are deemed to have an indeterminate life and are not amortized.
          Impairment Loss
          We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.
          During 2006 we determined that our EnergySaver based Virtual Negawatt Power Plan (“VNPP”) asset was completely impaired and recorded an impairment charge of $1.2 million to reduce the carrying value of the asset to zero.
          Goodwill
          We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than value based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. Many assumptions and estimates underlie the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result.
          During the fourth quarter of 2007 we updated our projections for portions of the Energy Efficiency Services and Energy Technology businesses and estimated the fair value based on the discounted current value of the estimated future cash flows. We then compared the calculated fair values of the reporting units to their carrying values. The analysis did not identify any impairment for the Energy Efficiency Services business, but did indicate that the value of the Energy Technology’s goodwill was impaired. The decline in the fair value of the Energy Technology segment was primarily the result of lower than expected sales of the eMAC line of HVAC controllers, in large part due to delays in a project to replace certain obsolete eMAC components. As a result of the decline in the fair value, we recorded an impairment loss of $4.2 million during the fourth quarter of 2007.
          During the fourth quarter of 2008 we updated our analyses for the Energy Efficiency Services business and concluded that the implied fair value of the businesses based on the discounted current value of the estimated future cash flows exceeded the carrying value, indicating that the goodwill was not impaired.
          It is possible that upon completion of future impairment tests, as the result of changes in facts or circumstances, we may have to take additional charges in future periods to recognize a further write-down of the value of the goodwill attributed to our acquisitions to their estimated fair values.
          The acquisition of AEM resulted in the creation of approximately $5.25 million of amortizable intangible assets and $11.7 million of goodwill. The intangible assets, which include AEM’s customer lists, customer contracts, technology and sales pipeline, will be amortized over periods ranging from one to 15 years. As of December 31, 2008, there was no indication of impairment of AEM’s goodwill. We will evaluate AEM’s goodwill annually for indications of impairment beginning in 2009.
          Stock-Based Compensation
          We have a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 28 to our consolidated financial statements. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires that we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. Prior to the adoption of SFAS 123(R), we accounted for stock compensation using the recognition and measurement principles of Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under that method, compensation expense was recorded only if the current market price of the underlying stock on the date of grant exceeded the option exercise price. Since stock options are granted at exercise prices that are greater than or equal to the market value of the underlying common stock on the date of grant under our stock incentive plan, no compensation expense related to stock options was recorded in our consolidated statements of operations prior to January 1, 2006. We recognized $3.8 million, $3.7 million and $4.8 million of stock compensation expense during 2008, 2007 and 2006, respectively.
Results of Operations
Revenue
          We generate the majority of our revenue from the sale of our services as well as the sale of our proprietary products and the products that we purchase and resell to our clients. All of our revenue is earned in the United States.
Energy Efficiency Services Segment
          Revenue from our Energy Efficiency Services business includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our clients. The substantial majority of our Energy Efficiency Services revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Historically, our projects have typically been completed within one to three weeks, with the exception of a few multi-month projects. With the addition of AEM, the number of multi-month projects have increased significantly, as historically, AEM’s projects have typically taken four to eight months to complete.
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
Financial Services Segment
          Revenue from our Financial Services segment represents small administrative fees on the creation of extended payment arrangements between our wholly owned financing subsidiary and commercial and industrial clients that participate in our extended payment program. When an extended payment agreement is recorded, we discount the receivable using a market rate of interest that would generally be available to our customer, and amortize the discount over the term of the receivable as interest income. As a result, a majority of the earnings of the Financial Services segment are recognized as interest income.

Gross Profit
          Gross profit equals our revenue less costs of sales. The cost of sales for our Energy Efficiency Services business consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor. The costs of sales for our Energy Technology business include charges from the contract manufacturer that manufactures the eMAC line of controllers, the costs of our internal labor and outside contractors used to install our product in our clients’ facilities, depreciation and charges for potential future warranty claims.
          Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. A portion of our expenses, such as the cost of certain salaried project management and engineering personnel, are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses are not expected to increase proportionately with sales. Our business is also seasonal, as such, our margins will vary with seasonal changes in our revenue due to the fixed nature of some of our costs.
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
Dividend Expense
          Dividend expense includes dividends accrued on our preferred stock and charges for non-cash deemed dividends.

Twelve-Month Period Ended December 31, 2008
Compared With the
Twelve-Month Period Ended December 31, 2007
Consolidated Results

	Twelve Months Ended		Change
	December 31, 2008	December 31, 2007	$	%

Revenue	$57,221,924	$19,481,130	$37,740,794	193.7%
Cost of sales	45,183,102	15,082,400	30,100,702	199.6

Gross profit	12,038,822	4,398,730	7,640,092	173.7

Selling, general and administrative	20,391,137	13,072,381	7,318,756	56.0
Amortization of intangibles	2,092,095	2,011,878	80,217	4.0
Impairment loss	—	4,181,969	(4,181,969)	(100.0)

Operating loss	(10,444,410)	(14,867,498)	4,423,088	(29.8)

Total other income (expense)	(2,591,116)	(685,230)	(1,905,886)	278.1

Net Loss	(13,035,526)	(15,552,728)	2,517,202	(16.2)

Preferred Stock Dividends	(288,014)	—	(288,014)	—

Net Loss Available to Common Shareholders	$(13,323,540)	$(15,552,728)	$2,229,188	(14.3)%

          The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	December 31, 2008	December 31, 2007

Revenue	100.0%	100.0%
Cost of sales	79.0	77.4

Gross profit	21.0	22.6

Selling, general and administrative	35.6	67.1
Amortization of intangibles	3.7	10.3
Impairment loss	—	21.5

Operating loss	(18.3)	(76.3)

Total other income (expense)	(4.5)	(3.5)

Net Loss	(22.8)	(79.8)

Preferred Stock Dividends	(0.5)	—

Net Loss Available to Common Shareholders	(23.3)%	(79.8)%

          Revenue. Our revenue during the twelve month period ended December 31, 2008 was $57,221,924, a $37,740,794 or 194% increase over the $19,481,130 recorded during the twelve month period ended December 31, 2007. During 2008 our Energy Efficiency Services, Energy Technology and Financial Services segments were responsible for 95.7%, 4.2% and 0.1% of our consolidated revenue, respectively. By comparison, the Energy Efficiency Services, Energy Technology and Financial Services segments were responsible for 81.4%, 18.5% and 0.1% of our consolidated 2007 revenue, respectively.

          Revenue from our Energy Efficiency Services business increased $38,579,143 or 238% from $16,182,172 in 2007 to $54,761,315 in 2008. Revenue generated by AEM, which was acquired in June 2008, was responsible for approximately $31 million of the increase in 2008 revenue. The balance of the increase was the result of higher sales from our existing businesses due largely to increased productivity from our sales force. We expect 2009 revenue to increase as a result of the inclusion of a full twelve months of results from AEM and the continued grow of our existing businesses.
          Revenue from our Energy Technology business declined $1,205,637 or 33% to $2,404,179 in 2008 from $3,609,816 in 2007. The decline in this segment’s revenue was largely due to limited availability of product resulting from delays in the completion of a project to upgrade the eMAC to replace components that are no longer available. This upgrade was completed during the fourth quarter of 2008, but this segment, which had a significant number of banks as clients, has been impacted by the current economic slowdown. We have reduced the headcount in this segment in response to the current market conditions and are currently seeking to sell the business, therefore we do not expect this segment to contribute significantly to our 2009 revenue.
          Revenue from our Financial Services segment increased $48,138 to $56,430 in 2008 from $8,292 in 2007. In late 2008 we made the decision to significantly reduce the number of extended payment agreements we are offering clients in order to conserve cash due to the uncertainty of the current financial environment. We therefore do not expect significant revenue from this segment during 2009.
          We believe that there will be slightly less seasonality in our revenue in 2009 than experienced in 2008, in part due to the acquisition of AEM. Though, we still expect that the majority of our revenue will be earned in the second half of the year.
          Gross Profit. Our gross profit increased $7,640,092 or 174% to $12,038,822 during 2008 from $4,398,730 earned in 2007, while our gross margin declined to 21.0% during 2008 from 22.6% in 2007. The increase in our gross profit was directly related to the increase in our sales during the year. The decline in our gross margin was to attributable to lower sales at our Energy Technology segment, a change in the mix of our sales revenue and the acquisition of AEM. While we believe that there will be opportunities to increase our gross margin in future periods, our ability to do so will in part depend in part on future competitive and economic conditions.
          SG&A Expense. Our Selling, general and administrative expense was $20,391,137 during 2008, and increase of $7,318,756 or 56% when compared to $13,072,381 in 2007. SG&A as a percentage of revenue declined from 67.1% in 2007 to 35.6% in 2008. The acquisition of AEM was responsible for approximately $6.2 million of the increase in our SG&A expense, while the balance of the increase was related to an increase of $1.2 million in personnel related costs including labor, rent, travel, utilities and outside sales commissions as well as a $371,000 increase in research and development related to work on the eMAC. The higher personnel costs were the result of inclusion of 2007 acquisitions for a full year and new hires in sales and administration. These increases were partially offset by the elimination of $268,000 of one-time registration penalties included in the 2007 SG&A and a $266,000 reduction in share based compensation expense. We expect our SG&A expense to increase moderately during 2009, as the result of the inclusion of a full 12 months of expense from AEM and the hiring of additional sales people.
          Amortization of Intangibles. Expense associated with the amortization of intangible assets increased $80,217, or 4% to $2,092,095 in 2008, from $2,011,878. Amortization expense related to our 2006 and 2007 acquisitions declined approximately $1.1 million as the intangibles associated with these acquisitions have become fully amortized. This decline was offset by approximately $1.2 million of amortization expense on AEM’s intangibles recognized during 2008. Absent any other acquisitions, we expect our amortization expense to decline to $1,365,354 in 2009.

          Other Non-Operating Income (Expense). Other non-operating expense increased $1,905,886 to $2,591,116 in 2008 from $685,230 in 2007. Interest expense increased $1,726,107 to $2,678,200 in 2008 from $952,093 in 2007. The components of interest expense for the years ended December 31, 2008 and 2007 are as follows:

Year ended December 31	2008	2007

Line of credit	$953,045	$—
Note payable	73,626	16,547
Mortgage	26,809	43,931
Subordinated convertible notes	500,000	293,683
Other	120,836	5,476

Total contractual interest	1,674,317	359,637

Amortization of deferred issuance costs and debt discount	1,003,883	592,456

Total Interest Expense	$2,678,200	$952,093

          Total contractual interest expense (the interest on outstanding loan balances) increased $1,314,680 to $1,674,317 in 2008 from $359,637 in 2007. Contributing to the increase was the use of our line of credit to fund the acquisition of AEM and higher working capital, the inclusion of a full 12 months of interest on the subordinated convertible notes, which were issued in late May 2007, interest on new vehicle loans and the interest on the debt we assumed as part of the AEM acquisition. Amortization of deferred issuance costs and debt discount associated with the subordinated convertible notes increased due to the inclusion of a full year of expense during 2008.
          Interest income declined $179,779, or 67% to $87,084 in 2008 from $266,863 in 2007. The decline was the result of lower average invested cash balances and lower interest rates.
          Dividend Expense. In November 2008 we converted $14.7 million on a revolving credit note to shares of Series A-1 preferred stock. The dividend expense related to this new issue of preferred stock was $288,014. There was no dividend expense during 2007. If the preferred stock remains outstanding for all of 2009, we expect to incur dividends of approximately $2.5 million during the year.

Twelve-Month Period Ended December 31, 2007
Compared With the
Twelve-Month Period Ended December 31, 2006
Consolidated Results

	Twelve Months Ended		Change
	December 31,	December 31,
	2007	2006	$	%

Revenue	$19,481,130	$8,143,624	$11,337,506	139.2%
Cost of sales	15,082,400	6,931,294	8,151,106	117.6

Gross profit	4,398,730	1,212,330	3,186,400	262.8

Selling, general and administrative	13,072,381	12,165,700	906,681	7.5
Amortization of intangibles	2,011,878	1,210,006	801,872	66.3
Impairment loss	4,181,969	1,183,525	2,998,444	253.3

Operating loss	(14,867,498)	(13,346,901)	(1,520,597)	11.4

Total other income (expense)	(685,230)	(3,079,188)	2,393,958	(77.7)

Loss from continuing operations before discontinued operations	(15,552,728)	(16,426,089)	873,361	(5.3)

Loss from operation of discontinued business	—	(21,425)	21,425	(100.0)

Net Loss	(15,552,728)	(16,447,514)	894,786	(5.4)

Preferred Stock Dividends	—	(24,347,725)	24,347,725	(100.0)
Net Loss Available to Common Shareholders	$(15,552,728)	$(40,795,239)	$25,242,511	(61.9)%

          The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	December 31,	December 31,
	2007	2006

Revenue	100.0%	100.0%
Cost of sales	77.4	85.1

Gross profit	22.6	14.9

Selling, general and administrative	67.1	149.4
Amortization of intangibles	10.3	14.9
Impairment loss	21.5	14.5

Operating loss	(76.3)	(163.9)

Total other income (expense)	(3.5)	(37.8)

Net Loss	(79.8)	(202.0)

Preferred Stock Dividends	—	(299.0)

Net Loss Available to Common Shareholders	(79.8)%	(500.9)%

          Revenue. Our revenue increased $11,337,506, or 139%, to $19,481,130 during the year ended December 31, 2007, as compared to $8,143,624 for the year ended December 31, 2006. Of our 2007 revenue approximately 81.4% was derived from our Energy Efficiency Services business and 18.5% was derived from our Energy Technology business. During 2006 Energy Efficiency Services and Energy Technology generated 40.6% and 59.4% of our total revenue, respectively.

          Revenue for our Energy Efficiency Services segment was $16,182,172 during 2007, an increase of $12,880,158, or 390% over the $3,302,014 recognized in 2006. Contributing to the increase in revenue for the Energy Efficiency Services segment was inclusion of Parke and Kapadia for a full year in 2007 (both were acquired during 2006), and the acquisitions of Texas Energy and Preferred Lighting during 2007. Revenue also benefited from an increase in the number of salespeople working in the segment and increased experience of our salespeople.
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
          During 2007 we recorded intercompany sales of $319,150 which represented sales from our Energy Technology segment to the Energy Efficiency Services segment which resold the product to its customer.
          Gross Profit. Our gross profit for 2007 was $4,398,730, an increase of $3,186,400, or 263%, from the gross profit of $1,212,330 earned in 2006. Our gross profit margin was 22.6% in 2007, compared to 14.9% in 2006. The improvement in our gross profit was the result of increased revenue in our Energy Efficiency Services segment.
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
          Impairment Loss. During the fourth quarter of 2007, we completed an impairment analysis of our subsidiary, Maximum Performance Group Inc., and determined that its carrying value exceeded its fair value to the degree that the goodwill associated with this business was completely impaired. As a result we recorded an impairment charge of $4,181,969 in December 2007 to reduce the carrying value of the asset to zero. The decline in the fair value at Maximum Performance Group was largely due to delays in an engineering project to upgrade the eMAC. Delays in completing this project adversely impacted the sales of the product during 2007, due to limited availability of components.

          Other Non-Operating Income (Expense). Other expense declined $2,393,958 during 2007 to $685,230, compared to $3,079,188 for 2006. Interest expense declined $2,321,277 to $952,093 in 2007 from $3,273,370 in 2006. The components of interest expense for the years ended December 31, 2007 and 2006 are as follows:

Year ended December 31	2007	2006

Line of credit	$—	$50,344
Note payable	16,547	16,563
Mortgage	43,931	46,495
Subordinated convertible notes	293,683	-
Convertible term loans	—	249,065
Other	5,476	1,772

Total contractual interest	359,637	364,239

Amortization of deferred issuance costs and debt discount	592,456	1,175,970
Prepayment penalty	—	516,071
Value of adjustment in conversion Price	—	950,865
Termination of post re-payment interest obligation	—	266,225

Total Interest Expense	$952,093	$3,273,370

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

Liquidity and Capital Resources
Overview
          As of December 31, 2008, we had cash and cash equivalents of $3,733,540, compared to cash and cash equivalents of $4,780,701 on December 31, 2007. Our contractual obligations as of December 31, 2008 totaled $13,897,445, and include: $8,239,475 of debt (including expected interest payments of $924,176); $2,289,867 in office leases; and $3,368,103 under various employment agreements.
          Our principal cash requirements are for operating expenses, including employee costs, the cost of outside services including those providing contract manufacturing, accounting, legal, engineering and electrical, mechanical and plumbing contracting services, and the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the private placement of our common and preferred stock, as well as through various forms of secured debt.
          The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Year ended December 31	2008	2007	2006

Net cash used in operating activities	$(13,444,029)	$(6,774,805)	$(6,248,085)
Net cash used in investing activities	(4,203,382)	(1,217,834)	(4,264,930)
Net cash provided by financing activities	16,600,250	8,109,722	10,947,483

Net (Decease) Increase in Cash and Cash Equivalents	(1,047,161)	117,083	434,468

Cash and Cash Equivalents, at beginning of period	4,780,701	4,663,618	4,229,150

Cash and Cash Equivalents, at end of period	$3,733,540	$4,780,701	$4,663,618

2008 Compared to 2007
          Net cash declined $1,047,161 during 2008 as compared to increasing $117,083 during 2007.
Operating Activities
          Operating activities consumed $13,444,029 during 2008 as compared to consuming $6,774,805 during 2007.
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
          The cash consumed by operating activities before changes in working capital increased $934,497 or 24% to $4,780,645 during 2008 as compared to $3,846,148 during 2007. Our operating loss, excluding non-cash charges (depreciation, amortization, share based compensation and impairment losses) declined $637,073 or 13% to $4,121,281 during 2008 from $4,758,354 in 2007 due to increased sales and reduced SG&A expense as a percentage of revenue. This was more than offset by increased interest expense resulting from borrowings under a new line of credit to fund the acquisition of AEM and increased working capital. We believe that we will see additional reductions in the cash consumed by operating activities before changes in working capital if our revenue and profitability continue to improve as we believe they will, to the point that our operations will begin to generate cash before changes in working capital in future periods.
          Changes in working capital consumed $8,663,384 during 2008, an increase of $5,734,727 or 196% from the $2,928,657 consumed in 2007. The increase in working capital was largely the result of a 194% increase in revenue during 2008. We expect our working capital requirements to continue to increase with increases in our sales in future periods, though we hope improvements in our receivables turnover and reductions in our inventory will keep the growth in working capital to a rate that is lower than the growth of our future sales.
Investing Activities
          Cash consumed in investing activities increased $2,985,548 or 245% to $4,203,382 during 2008 from $1,217,834 in 2007. Cash used for acquisitions increased $3,100,102 to $3,803,641 during 2008 from $703,539. During 2008 we acquired AEM, while in 2007 we acquired Texas Energy Products and Preferred Lighting. The cash used to fund capital expenditures declined $111,554 or 22% to $402,741 in 2008 from $514,295 in 2007. 2008 capital investments were primarily for delivery/service vehicles while 2007 capital investments included the purchase of delivery/service vehicles and a new accounting system and related hardware.
Financing Activities
          Net cash generated by financing activities increased $8,490,528 to $16,600,250 in 2008 from $8,109,722 during 2007. Early in 2008 we began to work with an investment bank on a public sale of shares of our common stock. This offering was put on hold in May 2008 when the opportunity to acquire AEM materialized. We resumed work on the offering in July 2008, but determined in August that due to deteriorating market conditions, it was unlikely that we would be successful raising capital in the public markets. We instead decided to use much of the material prepared for the public offering in a private offering to a small group of sophisticated investors. We closed a $6 million private placement in November 2008. The first $3 million tranche of the private placement, which included non-affiliated investors closed on November 14, 2008, while the second tranche, which included affiliated investors, closed in January 2009 following the completion of mailing to our stockholders as required by SEC rules. We incurred $759,787 in expense related to our 2008 fund raising efforts.
          Also during 2008 we drew $3,500,000 on our line of credit to fund the acquisition of AEM, $2,000,000 to fund an equity infusion into AEM to assist with its working capital requirements and $9.4 million to fund the consolidated working capital and general operating requirements of the Company. We also borrowed $133,553 to fund the acquisition of service/delivery vehicles and made scheduled payments of $619,878 on our mortgage and various other notes. In addition, we received $120,132 during 2008 from the exercise of options and warrants.
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
Sources of Liquidity
          Our primary sources of liquidity are our available cash reserves, which were $3,733,540 on December 31, 2008, $3 million we raised in January 2009 upon the closing of the second tranche of the November 2008 private placement and approximately $7.4 million of cash we gained access to upon the closing of the acquisition of ADVB in early March 2009.
          During fiscal 2008, operating activities consumed cash of $12.9 million.
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
          We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us acquire companies and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2009:
•	Focus on increasing the sales and profitability of our products and services. We believe that to a great degree our ability to generate positive cash flows is dependent on our ability to increase sales while holding or improving our margins. Our revenue in the fourth quarter of 2008 was $29 million, exceeding the amount earned in any prior quarterly period. It was also the first quarter in our history in which our cash earnings (earnings excluding depreciation, amortization and share based compensation) exceeded our interest and dividend expense. We believe that our current infrastructure can support a sales level that will generate positive cash earnings on a full year basis. We also believe there are opportunities to improve our margins, which will help to reduce the level of sales at which we will begin to generate positive cash flows before changes in working capital.
•	Sell or shut down our Energy Technology Business. Our Energy Technology business recorded an operating loss of $2,385,445 during 2008 and $8,234,325 during 2007 (including a $4,181,969 impairment charge). We have invested approximately $2 million in the upgrade of the eMAC technology over the past three years, completing the project in the fourth quarter of 2008. Unfortunately banks represent a large portion of the target market for the eMAC technology and most of our bank eMAC clients are deferring purchase decisions due to the current turmoil in their industry and the economy in general. While we continue to believe that there is a long term market for this segment’s products, we have decided that focusing our financial resources to our growing Energy Efficiency business is a better use of our limited capital resources. We have therefore begun the process of searching for a potential buyer for the business. If we are not able to find a buyer within a reasonable period of time we will scale back the business to the minimum level required to satisfy our contractual obligations under our current monitoring contracts until they expire.
•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
          We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities, we may begin to experience a liquidity shortage in the latter half of 2009 which could force us to raise additional capital, scale back our growth plans, or in the worst case cease operations.
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
Off-Balance Sheet Arrangements
          None.

Contractual Obligations
          Our obligations to make future payments under contracts as of December 31, 2008 are as follows:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt (1)(2)(3)	$8,239,475	$799,956	$7,377,986	$61,533	$—
Operating leases	2,289,867	1,052,406	977,360	260,101	—
Employment agreements	3,368,103	1,606,560	1,761,543	—	—

Total	$13,897,445	$3,458,922	$10,116,889	$321,634	$—

(1)	Includes $924,176 of fixed rate interest or the long-term debt, but excludes floating rate interest. Floating rate interest payments required during 2009, based on current interest rates are projected to be $64,000. The interest rate on our floating rate debt changes with changes in the prime rate. The interest rates on our floating rate debt vary between prime to prime plus 1/2%. As of December 31, 2008, the prime rate was 3.25%. If the prime rate were to increase 1 percentage point, the aggregate annual interest cost on the mortgage would increase by approximately $30,000.

(2)	Includes $250,000 and $102,740 of interest on subordinated notes payable in shares of common stock during 2009 and 2010, respectively.

(3)	$5,000,000 in subordinated convertible notes will automatically convert to common stock if the closing price on our common stock is $10.50 or greater for 20 days in a 30 day period at any time after May 31, 2008.
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
     We recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of our realization in the future. At December 31, 2007, we had US federal net operating loss carryforwards available to offset future taxable income of approximately $77 million, which expire in the years 2018 through 2026. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of US net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryforwards will likely be significantly limited under certain circumstances. We are currently in the process of calculating the potential Section 382 limitations.
     Our policy is to recognize interest and penalties related to income tax matters in interest and income tax expense respectively. There were no interest and penalties related to income taxes recorded at January 1, 2008, the date of adoption of FIN 48.

     FASB Statement No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”) was effective January 1, 2008. Under this standard, companies are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We did not elect the fair value option for any financial instruments; therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.
     FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) was effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a framework to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS No. 157 and how an entity would determine fair value in an inactive market. We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We have determined that our fair value measurements for financial assets are in accordance with the requirements of SFAS No. 157.
Pending Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effect the adoption of SFAS No. 141R will have on our financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS No. 141R.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for interim and annual financial statements beginning after November 15, 2008. We do not expect the adoption of this FSP will have a material impact on our financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect the our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

     In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles U.S. GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this statement will have a material impact on our financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. We are required to adopt FSP APB 14-1 beginning in the first quarter of 2009. Since we do not have any instruments that may be settled in cash upon conversion we do not anticipate that the adoption of FSP APB 14-1 will have any impact on our consolidated financial condition and results of operations.
     In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. We do not have any instruments that are indexed to our stock, therefore we do not anticipate that the adoption of EITF 07-5 will have any impact on our financial position, results of operations, or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          Not applicable.
Item 8. Financial Statements and Supplementary Data.
          The consolidated financial statements and the report of BDO Seidman, LLP, Independent Registered Public Accounting Firm on such financial statements are filed as part of this report beginning on page F-1.
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
          Not applicable.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
          Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
          As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In carrying out its evaluation, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
          In making this assessment as of December 31, 2008, we have excluded the operations of Applied Energy Management, Inc. (“AEM”), which we acquired in June 2008. AEM’s financial statements reflect total assets and total revenues of approximately 59% and 54%, respectively, of our consolidated amounts as of and for the year ended December 31, 2008. We have exclude AEM from our assessment because we have not had sufficient time to make an assessment of AEM’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding AEM from our assessment, we have considered the publicly available guidance forth by the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance that acknowledges it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business may be excluded from management’s assessment in the year of acquisition.
          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
          Not applicable.
PART III
          Certain information required to be included in Part III is omitted from this report because we intend to file a definitive proxy statement relating to our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
          Information required by this item regarding our directors and executive officers and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by this item regarding our codes of ethics is incorporated by reference to all information under the caption “Committees of the Board of Directors—Codes of Conduct and Business Ethics” in the Proxy Statement. Information required by this item regarding our separately designated standing Audit Committee and our Audit Committee Financial Expert is incorporated by reference to all information under the caption “Committees of the Board of Directors—Audit Committee” in the Proxy Statement.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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

Securities Authorized for Issuance Under Equity Compensation Plans
          The following information reflects certain information about our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by security holders	573,815	$7.97	306,185
Equity compensation plans not approved by security holders (1)	1,914,842	$21.79	—

Total	2,488,657	$18.61	306,185

(1)	We grant stock options to our non-employee directors pursuant to a Directors Stock Option Plan (See “Compensation of Directors”), which grants are included in this category.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Information required by this item regarding certain relationships and related transactions is incorporated by reference to all information under the caption “Transactions with Related Persons” in the Proxy Statement. Information required by this item regarding the director independence is incorporated by reference to all information under the caption “Election of Directors—Independent Directors,”
Item 14. Principal Accountant Fees and Services.
          Information required by this item regarding principal auditor fees and services is incorporated by reference to all information under the caption “Audit Committee Disclosure—Independent Auditors’ Fees” in the Proxy Statement. Information required by this item regarding our Audit Committee’s pre-approval policies and procedures and the status of our auditors’ employees is incorporated by reference to all information under the captions “Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1) Financial Statements
          The following financial statements are filed as part of this annual report and set forth on the page indicated:.
F-2 — F-3	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

F-4	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

F-6 — F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007 and 2006

F-8 — F-50	Notes to Consolidated Financial Statements

F — 51	Schedule II — Valuation and Qualifying Accounts
     (a)(2) Financial Statement Schedule
          Schedule II—Valuation and Qualifying Accounts is set forth on page F-51 to this annual report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and the Notes thereto.
     (a)(3) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated June 11, 2008, by and among Lime, the stockholders of Applied Energy Management, Inc. and Stephen Glick, as Stockholder Representative (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 11, 2008) (We will furnish supplementally a copy of any omitted schedule to the Commission upon request)

2.2	Stock Purchase Agreement dated November 18, 2008 by and among Lime and controlling stockholders of Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 2.1.1 of our Registration Statement on Form S-4 filed on January 23, 2009 (File No. 333-156924)) (We will furnish supplementally a copy of any omitted schedule to the Commission upon request)

3.1.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.01 of Lime’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

Exhibit
Number	Description of Exhibit

3.1.2	Certificate of Amendment to Certificate of Incorporation dated August 30, 2001 (Incorporated herein by reference to Exhibit 3.02 of Lime’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.3	Certificate of Amendment to Certificate of Incorporation dated July 31, 2002 (Incorporated herein by reference to Exhibit 3.03 of Lime’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.1.4	Certificate of Amendment to Certificate of Incorporation dated May 4, 2005 (Incorporated herein by reference to Exhibit 3.04 of Lime’s Amendment No. 4 to Form S-1 on February 14, 2007 (File No. 333-136992))

3.1.5	Certificate of Amendment to Certificate of Incorporation dated January 23, 2007 (Incorporated herein by reference to Exhibit 3.05 of Lime’s Amendment No. 4 to Form S-1 filed on February 14, 2007 (File No. 333-136992))

3.2	Amended and Restated Bylaws, as amended (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 11, 2007)

4.1	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock of Lime dated November 14, 2008 ((Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 18, 2008)

10.1	Loan Agreement between Lime and various lenders, including Richard P. Kiphart, dated May 29, 2007 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 30, 2007)

10.2	Warrant to Purchase Common Stock, issued May 29, 2007 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on May 30, 2007)

10.3	Investor Rights Agreement between Lime and various investors, including Richard P. Kiphart, dated May 29, 2007 (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 30, 2007)

10.4.1	Revolving Line of Credit Note dated March 12, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 14, 2008)

10.4.2	Amended and Restated Revolving Line of Credit Note dated June 6, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2008)

10.4.3	Amended and Restated Revolving Line of Credit Note dated June 6, 2008 between Lime and Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2008)

10.4.4	Second Amended and Restated Revolving Line of Credit Note dated August 14, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 19, 2008)

10.4.5	Second Amended and Restated Revolving Line of Credit Note dated August 14, 2008 between Lime and Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 19, 2008)

10.4.6	Third Amended and Restated Revolving Line of Credit Note dated October 31, 2008 between Lime and Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 31, 2008)

Exhibit
Number	Description of Exhibit

10.5.1	Note Issuance Agreement dated March 12, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 14, 2008)

10.5.2	Amended and Restated Note Issuance Agreement dated June 6, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 11, 2008)

10.6	Registration Rights Agreement dated June 11, 2008 by and among Lime and the stockholders of Applied Energy Management, Inc. (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on June 11, 2008)

10.7	Letter of Credit Agreement dated July 11, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 15, 2008)

10.8	Equity Purchase Agreement dated July 10, 2010 between Lime and Duke Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 15, 2008)

10.9.1	Note Issuance Agreement dated August 14, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 19, 2008)

10.9.2	Amended and Restated Note Issuance Agreement dated October 31, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 31, 2008)

10.10.1	Security Agreement dated August 14, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on August 19, 2008)

10.10.2	Amendment No. 1 to Security Agreement dated August 14, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 31, 2008)

10.11	Promissory Note between dated October 31, 2008 between Applied Energy Management, Inc. and Wachovia Bank, National Association in the principal amount of $2,115,775 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 5, 2008)

10.12.1	Form of Tranche A Subscription Agreement for Common Stock and Warrants effective as of November 13, 2008 by and among Line and various investors, including Lime officers and directors (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 18, 2008)

10.12.2	Form of Tranche B Subscription Agreement for Common Stock and Warrants effective as of November 13, 2008 by and among Line and various investors, including Lime officers and directors (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 18, 2008)

10.13	Form of Warrant to Purchase Common Stock, issued November 13, 2008 by and among Line and various investors, including Lime officers and directors (Incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on November 18, 2008)

10.14	Stock Purchase Agreement dated November 14, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 18, 2008)

Exhibit
Number	Description of Exhibit

10.15	Organic Farm Marketing, LLC Convertible Note (Incorporated herein by reference to Exhibit 10.21 of Advanced Biotherapy, Inc.’s Current Report on Form 8-K filed on December 31, 2007) (File No. 0-26323)

10.16.1	Third Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 13, 2005 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 15, 2005)

10.16.2	Fourth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 28, 2006 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 29, 2006)

10.16.3	Fifth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 17, 2007 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 18, 2007)

10.16.4	Third Amended and Restated Mortgage Note dated December 17, 2007 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 18, 2007)

10.17.1 *	Commercial Lease Agreement dated December 15, 2005 by and between P.A..N.D.A. Investments and Parke Industries.

10.17.2	First Amendment to Commercial Lease Agreement dated June 30, 2006 by and between M&D Investments and Parke Industries, LLC (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on July 6, 2006)

10.18.1 +	Employment Agreement, dated as of January 23, 2006, between Lime and David R. Asplund (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 22, 2006)

10.18.2 + *	Amendment to Employment Agreement with David R. Asplund dated January 25, 2007

10.18.3 +	Second Amendment to Employment Agreement dated October 1, 2007 between Lime and David R. Asplund. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 2, 2007)

10.18.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and David R. Asplund (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 17, 2006)

10.19.1 +	Employment Agreement dated as of June 30, 2006 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 6, 2006)

10.19.2 +	Amendment to Employment Agreement dated October 1, 2007 between Parke Acquisition, LLC and Daniel W. Parke. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 2, 2007)

10.19.3 +	Employee Stock Option Agreement dated June 30, 2006 between Lime and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on July 6, 2006)

10.19.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 17, 2006)

Exhibit
Number	Description of Exhibit

10.20.1 +	Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.20.2 +	Amendment to Employment Agreement dated October 1, 2007 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

10.20.3 +	Employee Option Agreement dated August 15, 2006 between Lime and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 18, 2006)

10.20.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 17, 2006)

10.21	Employment Agreement, dated as of June 10, 2008, between Applied Energy Management, Inc. and John O’Rourke (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 9, 2009)

10.22.1 +	Employment Agreement dated May 3, 2005 between Maximum Performance Group, Inc. and Leonard Pisano (Incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and filed on March 21, 2006)

10.22.2 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Leonard Pisano (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 17, 2006)

10.23	Amended and Restated Directors Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2004 and filed on may 13, 2004)

21 *	List of subsidiaries

23 *	Consent of BDO Seidman, LLP

31.1 *	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensation plan or arrangement

*	Filed herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.
By:	/s/ David R. Asplund
David R. Asplund
Chief Executive Officer March 10, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Asplund David Asplund	Chief Executive Officer & Director (principal executive officer)	March 10, 2009

/s/ Daniel Parke Daniel Parke	President & Director	March 10, 2009

/s/ Jeffrey Mistarz Jeffrey Mistarz	Executive Vice President, Chief Financial Officer, Treasurer & Corporate Secretary (principal financial officer and principal accounting officer)	March 10, 2009

/s/ Richard Kiphart Richard Kiphart	Chairman of the Board	March 10, 2009

/s/ Gregory Barnum Gregory Barnum	Director	March 10, 2009

/s/ William Carey William Carey	Director	March 10, 2009

/s/ Joseph Desmond Joseph Desmond	Director	March 10, 2009

/s/ David Valentine David Valentine	Director	March 10, 2009

Report of Independent Registered Public Accounting Firm
Lime Energy Co.
Elk Grove Village, Illinois
We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the schedule in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP
March 10, 2009

Lime Energy Co.
Consolidated Balance Sheets

December 31,	2008	2007

Assets

Current Assets
Cash and cash equivalents	$3,733,540	$4,780,701
Accounts receivable, less allowance for doubtful accounts of $163,000 and $151,000 at December 31, 2008 and 2007, respectively	24,226,968	6,382,060
Inventories (Note 7)	665,045	693,227
Costs and estimated earnings in excess of billings on uncompleted contracts	4,078,273	952,997
Prepaid expenses and other	1,417,925	624,882

Total Current Assets	34,121,751	13,433,867

Net Property and Equipment (Note 8)	2,081,311	1,542,327

Long Term Receivables	1,030,688	224,568

Deferred Financing Costs, net of amortization of $4,545 and $1,687 at December 31, 2008 and 2007, respectively (Note 14)	4,027	6,885

Intangibles, net of amortization of $5,785,743 and $3,693,648 at December 31, 2008 and 2007, respectively (Notes 4 and 9)	7,136,957	3,979,052

Goodwill (Note 9)	18,513,465	6,757,133

	$62,888,199	$25,943,832

Lime Energy Co.
Consolidated Balance Sheets

December 31,	2008	2007

Liabilities and Stockholders’ Equity

Current Liabilities
Lines of credit (Note 12)	$3,986,708	$—
Notes payable (Note 13)	—	150,000
Current maturities of long-term debt (Note 16)	187,170	81,954
Accounts payable	15,452,248	3,092,226
Accrued expenses (Note 10)	3,855,213	1,571,683
Billings in excess of costs and estimated earnings on uncompleted contracts	1,957,927	636,867
Deferred revenue	357,516	894,550
Customer deposits	1,289,224	1,180,834

Total Current Liabilities	27,086,006	7,608,114

Deferred Revenue	90,773	244,792

Long-Term Debt, less current maturities net of unamortized discount of $1,411,281 and $2,412,305 as of December 31, 2008 and 2007, respectively (Notes 13, 15 and 16)	5,716,848	3,187,680

Deferred Tax Liability (Note 20)	1,034,000	1,034,000

Total Liabilities	33,927,627	12,074,586

Commitments (Notes 19 and 21)

Stockholders’ Equity (Notes 22, 23, 24, 25, 26 and 27)
Preferred stock, $0.01 par value; 1,000,000 shares authorized, 358,710 and 0 issued as of December 31, 2008 and December 31, 2007, respectively (liquidation value of $14,707,110 as of December 31, 2008)	3,587	—
Common stock, $.0001 par value; 200,000,000 shares authorized, 9,555,053 and 7,720,269 issued as of December 31, 2008 and December 31, 2007, respectively	955	773
Additional paid-in capital	134,390,419	106,267,336
Accumulated deficit	(105,434,389)	(92,398,863)

Total Stockholders’ Equity	28,960,572	13,869,246

	$62,888,199	$25,943,832

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenue	$57,221,924	$19,481,130	$8,143,624

Cost of sales	45,183,102	15,082,400	6,931,294

Gross profit	12,038,822	4,398,730	1,212,330

Selling, general and administrative (includes share based compensation expense of $3,552,182, $3,582,066 and $4,519,686 for the years ended December 31, 2008, 2007 and 2006, respectively)	20,391,137	13,072,381	12,165,700
Amortization of intangibles (Note 9)	2,092,095	2,011,878	1,210,006
Impairment loss (Note 3)	—	4,181,969	1,183,525

Operating loss	(10,444,410)	(14,867,498)	(13,346,901)

Other Income (Expense)
Interest income	87,084	266,863	194,182
Interest expense (Notes 12, 13, 14, 15 and 16)	(2,678,200)	(952,093)	(3,273,370)

Total other income (expense)	(2,591,116)	(685,230)	(3,079,188)

Loss from continuing operations before discontinued operations	(13,035,526)	(15,552,728)	(16,426,089)

Discontinued Operations:
Loss from operation of discontinued business	—	—	(21,425)

Net Loss	(13,035,526)	(15,552,728)	(16,447,514)

Preferred Stock Dividends (Note 26)	(288,014)	—	(24,347,725)

Net Loss Available to Common Shareholders	$(13,323,540)	$(15,552,728)	$(40,795,239)

Basic and diluted loss per common share from continuing operations	$(1.59)	$(2.06)	$(10.60)

Discontinued operations	—	—	(0.01)

Basic and Diluted Loss Per Common Share	$(1.59)	$(2.06)	$(10.61)

Weighted Average Common Shares Outstanding (Note 27)	8,381,697	7,541,960	3,844,087

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Consolidated Statements of Stockholders’ Equity

			Series A-1	Series A-1	Series E	Series E	Additional		Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stock-holders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2005	483,781	$48	—	$—	236,254	$2,363	$64,773,847	$(60,398,621)	$4,377,637

Issuance of common stock (net of offering costs of $115,107)	2,553,571	255	—	—	—	—	17,759,639	—	17,759,894
Cumulative dividends on preferred stock	—	—	—	—	—	—	(698,000)	—	(698,000
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	—	—	6,980	70	697,930	—	698,000
Conversion of preferred stock	3,099,411	310	—	—	(243,234)	(2,433)	2,123	—	—
Sale of Great Lakes Controlled Energy Corporation	(2,027)	—	—	—	—	—	(193,743)	—	(193,743
Acquisition of Parke P.A.N.D.A. Corporation	714,286	72	—	—	—	—	4,999,928	—	5,000,000
Acquisition of Kapadia Consulting, Inc.	71,429	7	—	—	—	—	479,993	—	480,000
Conversion of revolver	135,838	14	—	—	—	—	951,963	—	951,977
Beneficial value of adjustment in revolver conversion price	—	—	—	—	—	—	950,865	—	950,865
Term loan liquidated damages satisfied through the issuance of common stock	23,014	2	—	—	—	—	185,258	—	185,260
Termination of post repayment interest obligation	33,071	3	—	—	—	—	266,222	—	266,225
Warrants issued for services received	—	—	—	—	—	—	25,200	—	25,200
Share based compensation	—	—	—	—	—	—	4,828,955	—	4,828,955
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(16,447,514)	(16,447,514)

Balance, December 31, 2006	7,112,374	$711	—	$—	—	$—	$95,030,180	$(76,846,135)	$18,184,756

Issuance of common stock (less issuance costs of $202,932)	428,519	43	—	—	—	—	2,796,657	—	2,796,700
Offering costs for 2006 issuance of common stock	—	—	—	—	—	—	(45,361)	—	(45,361)
Acquisition of Texas Energy Products, Inc.	28,571	3	—	—	—	—	213,997	—	214,000
Acquisition of Preferred Lighting, Inc.	15,069	2	—	—	—	—	384,920	—	384,922
Release of escrow shares to former owners of Maximum Performance Group, Inc.	2,959	—	—	—	—	—	26,309	—	26,309
Satisfaction of liquidated damages through the issuance of common stock	87,673	9	—	—	—	—	613,699	—	613,708
Share based compensation	—	—	—	—	—	—	3,726,731	—	3,726,731
Warrants issued in connection with Subordinated Convertible Notes	—	—	—	—	—	—	1,136,537	—	1,136,537
Value of beneficial conversion feature on Subordinated Convertible Notes	—	—	—	—	—	—	1,866,537	—	1,866,537
Satisfaction of interest obligation through issuance of common stock	7,088	1	—	—	—	—	83,826	—	83,827
Warrants issued for services received	—	—	—	—	—	—	162,000	—	162,000
Exercise of options and warrants	38,016	4	—	—	—	—	252,100	—	252,104
Warrant repricing	—	—	—	—	—	—	19,204	—	19,204
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(15,552,728)	(15,552,728)

Balance, December 31, 2007	7,720,269	$773	—	$—	—	$—	$106,267,336	$(92,398,863)	$13,869,246

Issuance of common stock (less issuance costs of $711,192)	854,844	85	—	—	—	—	2,289,223	—	2,289,308
Acquisition of Applied Energy Management, Inc.	882,725	88	—	—	—	—	6,999,912	—	7,000,000
Conversion of revolving line of credit note (less transaction costs of $48,595)	—	—	358,710	3,587	—	—	14,654,921	—	14,658,508
Conversion of note payable	32,848	3	—	—	—	—	200,370	—	200,373
Cumulative dividends on preferred stock	—		—	—	—	—	(288,014)	—	(288,014)
Satisfaction of interest obligation through issuance of common stock	32,581	3	—	—	—	—	250,167	—	250,170
Share based compensation	—	—	—	—	—	—	3,783,525	—	3,783,525
Warrants issued for services received	—	—	—	—	—	—	112,850	—	112,850
Exercise of options and warrants	31,786	3	—	—	—	—	120,129	—	120,132
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	(13,035,526)	(13,035,526)

Balance, December 31, 2008	9,555,053	955	358,710	3,587	—	—	134,390,419	(105,434,389)	28,960,572

See accompanying notes to consolidated financial statements.

Lime Energy Co.
Statements of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Cash Flows From Operating Activities
Net loss	$(13,035,526)	$(15,552,728)	$(16,447,514)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	127,537	126,241	105,442
Share based compensation	3,783,525	3,726,731	4,828,955
Depreciation and amortization	2,539,604	2,200,444	1,386,597
Amortization of deferred financing costs	2,858	1,687	299,964
Amortization of issuance discount	1,001,025	590,769	898,409
Liquidated damages satisfied through issuance of common stock	—	613,708	185,260
Termination of post repayment interest and interest converted to common stock	—	—	274,747
Beneficial value of adjustment in revolver conversion price	—	—	950,865
Issuance of warrants in exchange for services received	112,850	162,000	25,200
PIK notes issued for interest	228,037	—	—
Accrued interest converted to common stock	250,170	83,827	—
Accrued interest converted to preferred stock	207,104	—	—
Loss on disposal of fixed assets	2,171	—	115,914
Warrant repricing	—	19,204	—
Asset impairment	—	—	1,183,525
Provision for inventory obsolescence	—	—	568,558
Goodwill impairment	—	4,181,969	—
Changes in assets and liabilities, net of dispositions
Accounts receivable	(13,301,902)	(3,701,117)	(279,822)
Inventories	28,182	42,397	519,491
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,285,906)	(952,997)	—
Other current assets	(542,258)	(192,247)	265,131
Accounts payable	7,054,315	1,646,123	(359,331)
Accrued liabilities	167,036	280,501	(300,017)
Billings in excess of costs and estimated earnings on uncompleted contracts	799,812	571,867	—
Deferred revenue	(691,053)	(547,868)	(196,310)
Customer deposits	108,390	(75,316)	(273,149)

Net cash used in operating activities	(13,444,029)	(6,774,805)	(6,248,085)

Cash Flows From Investing Activities
Acquisitions (including acquisition costs), net of cash acquired	(3,803,641)	(703,539)	(4,098,377)
Sale of discontinued operations	—	—	(83,586)
Proceeds from sale of fixed assets	3,000	—	—
Purchase of property and equipment	(402,741)	(514,295)	(82,967)

Net cash used in investing activities	(4,203,382)	(1,217,834)	(4,264,930)

Cash Flows From Financing Activities
Borrowings (payments) on line of credit	14,725,730	—	(1,456,545)
Proceeds from long-term debt	133,553	5,171,440	—
Payments on long-term debt	(619,878)	(56,592)	(5,355,865)
Proceeds from issuance of common stock	3,000,500	2,999,632	17,875,000
Costs related to stock issuances	(759,787)	(248,293)	(115,107)
Cash paid for deferred financing costs	—	(8,572)	—
Proceeds from exercise of options and warrants	120,132	252,107	—

Net cash provided by financing activities	16,600,250	8,109,722	10,947,483

Net Increase (Decrease) in Cash and Cash Equivalents	(1,047,161)	117,083	434,468

Cash and Cash Equivalents, at beginning of period	4,780,701	4,663,618	4,229,150

Cash and Cash Equivalents, at end of period	$3,733,540	$4,780,701	$4,663,618

Lime Energy Co.
Statements of Cash Flows

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest — continuing operations (including prepayment penalties)	$1,126,579	$133,894	$910,944
Cash paid during the period for interest — discontinued operations	—	—	42
Interest obligation satisfied through the issuance of common stock	250,170	83,827	—

Stock, warrants and options issued in exchange for services received	112,850	17,143	3,600

Accrual satisfied through the issuance of common stock	—	345,583	7,410

Satisfaction of accrued dividends on Series E Preferred Stock through the issuance of 6,980 shares of Series E Preferred stock during the year ended December 31, 2006	—	—	698,000

Issuance of revolving credit note in satisfaction of interest payable	228,037	—	—

Conversion of convertible debt to common stock	$	$—	$943,455
$293,192 of accrued expense will be satisfied through the issuance of common stock during the first quarter of 2009.
The holder of a $14,500,000 revolving credit note converted the note and $207,104 of accrued interest thereon into 358,710 shares of the Company’s Series A-1 preferred stock on November 14, 2008.
The holder of a $150,000 note payable converted the note and $50,373 of accrued interest into 32,848 shares of the Company’s common stock on July 10, 2008.
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

Lime Energy Co.
Notes to Financial Statements
Note 1 — Description of Business
     Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Elk Grove Village, Illinois, is a provider of energy efficiency and renewable energy design/build solutions. The Company is made up of 18 separate companies, comprising three distinct business segments: The Energy Efficiency segment; the Energy Technology segment and the Finance segment. The subsidiary companies comprising these segments are as follows:
Energy Efficiency Services:
Applied Energy Management, Inc, and its eight subsidiary companies (“AEM”)
Kapadia Energy Services, Inc. (“Kapadia”)
Lime Midwest, Inc. (“Lime Midwest”)
Lime Energy Co New York, Inc. (“Lime New York”)
Parke Industries, Incorporated (“Parke”)
Preferred Lighting, Inc. (“Preferred Lighting”) and
Texas Energy Products, Inc. (“Texas Energy”)
Energy Technology:
Maximum Performance Group, Inc. (“MPG”)
Financial Services:
Lime Finance, Inc.
     In March 2006, the Company sold Great Lakes Controlled Energy Corporation (“Great Lakes”), which comprised the building control and automation control segment. Great Lakes has been reported as discounted operations in the accompanying financial statements.
Note 2 — Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Note 3 — Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of Lime Energy Co. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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

Lime Energy Co.
Notes to Financial Statements — Continued
     Cash and Cash Equivalents
     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
     Concentration of Risk
     The Company’s customers are primarily Energy Service Companies (“ESCOs”) and owners of, managers of, or tenants of, commercial and industrial buildings. Two customers accounted for approximately 24% of the Company’s consolidated billings during the year ended December 31, 2008, while one customer accounted for approximately 10% of the Company’s consolidated billings during the year ended December 31, 2007. Three customers each accounted for approximately 13% of the Company’s consolidated billings during the year ended December 31, 2006.
     The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product. During the year ended December 31, 2008 one supplier accounted for approximately 10% of the Company’s purchases, while during the year ended December 31, 2007, two suppliers accounted for approximately 17% and 10% of the company’s purchases, respectively. During the year ended December 31, 2006, one supplier accounted for approximately 12% of the Company’s total purchases.
     The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.
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
     Properties & Equipment
     Property and equipment are stated at cost. For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives:

Buildings	39 years
Office equipment	3 - 5 years
Furniture	5 - 10 years
Equipment	3 - 5 years
Transportation equipment	3 - 5 years

Lime Energy Co.
Notes to Financial Statements — Continued
     Goodwill
     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. During the fourth quarter of 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Energy Efficiency Services and Energy Technology businesses. That assessment, supported by independent appraisals of the fair value of the segment, made using customary valuation methodologies, including discounted cash flows and fundamental analysis, did not identify any impairment for the Energy Efficiency Services business, but did determine that the value of the Energy Technology’s goodwill was impaired. The decline in the fair value of the Energy Technology segment was primarily the result of lower than expected sales of the eMAC line of HVAC controllers, in large part due to delays in product enhancements designed to replace discontinued components and add cellular communication capabilities. As a result of the decline in the fair value, the Company recorded an impairment loss of $4,181,969 during the fourth quarter of 2007.
     During the fourth quarter of 2008 the Company updated is analyses for the Energy Efficiency Services business and concluded that the fair value of the businesses based on the discounted current value of the estimated future cash flows exceeded the carrying value, indicating that the goodwill was not impaired.
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
     The Company capitalized costs incurred in arranging its convertible revolving credit facility and convertible term loans as deferred financing costs. These deferred financing costs were being amortized over the life of the related convertible term loan using the effective interest method. On June 29, 2006 the Company prepaid the outstanding balance on its two convertible term loans and the holder of the convertible notes elected to convert the outstanding balance of the convertible revolving credit facility into common stock. Upon the repayment and conversion of these notes in June 2006 the Company was required to recognize as interest expense the remaining unamortized balances of the capitalized issuance costs and the debt discount of $231,281. Amortization of the deferred financing costs included in interest expense totaled $2,858, $1,687, and $299,964 in 2008, 2007 and 2006, respectively.
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

     Lime Energy Co.
Notes to Financial Statements — Continued
     During 2006, the Company terminated its Virtual Negawatt Power Program (“VNPP”) in northern Illinois, due to the high capital requirements of the program, changes in lighting technology and changes in the Company’s business plan. As a result of this decision, it reduced the carrying value of its VNPP assets to $0 and recorded an impairment charge of $1,183,525.
     Revenue Recognition
     The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as either Costs and Estimated Earnings In Excess Of Billings On Uncompleted Contracts or Deferred Revenue in the accompanying balance sheet.
     The Company accounts for revenue on its long-term contracts utilizing a combination of the percentage completion method and the completed contract method, depending on the length of time required to complete the underlying project. For projects expected to take more than 30 to 60 days to complete it uses the percentage of completion method to recognize revenue in conjunction with the cost-to-cost method of measuring the extent of progress toward completion, consistent with the AICPA’s Statement of Position 81-1 (SOP 81-1). For shorter term projects it uses the completed contract method whereby revenue is recognized once the project is substantially complete. Regardless of the method used to record revenue, any anticipated losses on contracts are charged to operations as soon as they are determinable.
     Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts (“Billings in Excess”). Billings in Excess totaled $1,957,927 and $636,867 as of December 31, 2008 and 2007, respectively.
     The Company’s MPG subsidiary often bundles contracts to provide monitoring services and Internet access with the sale of its eMAC hardware. As a result, these sales are considered to be contracts with multiple deliverables which at the time the hardware is delivered and installed includes undelivered services essential to the functionality of the product. Accordingly, the Company defers the revenue for the product and services and the cost of the equipment and installation and recognizes them over the term of the monitoring contract. The monitoring contracts vary in length from 1 month to 5 years. Deferred revenue totaled $448,289 and $1,139,342 as of December 31, 2008 and 2007, respectively, related to these contracts.
     Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
     As of December 31, 2008, the Company had several customer projects underway for which it had incurred costs but not recognized revenue due to its revenue recognition policies, or had recognized revenue but not yet invoiced the customer. The Company records these expenses and unbilled revenue as a current asset titled “Costs and estimated earnings in excess of billings on uncompleted contracts.” The expenses included in this account will be recognized as the related projects are completed and revenue is recognized. The Company had costs and estimated earnings in excess of billings on uncompleted contracts of $4,078,273 and $952,997 at December 31, 2008 and 2007, respectively.

Lime Energy Co.
Notes to Financial Statements — Continued
     Shipping and Handling Costs
     The Company classifies freight costs billed to customers as revenue. Costs related to freight are classified as cost of sales.
     Research and Development Costs
     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. Total research and development costs charged to operations were approximately $1,000,000, $700,000 and $535,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.
     Advertising, Marketing and Promotional Costs
     Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $157,000, $168,000 and $117,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.
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
     The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2008	2007	2006

Weighted average shares issuable upon exercise of outstanding options	2,162,516	1,744,873	778,310
Weighted average shares issuable upon exercise of outstanding warrants	416,428	332,560	156,783
Weighted average shares issuable upon conversion of preferred stock (1)	—	—	108,663
Weighted average shares issuable upon conversion of convertible debt	419,276	419,276	25,272

Total	2,998,220	2,496,709	1,069,028

(1)	Excludes Series A-1 Preferred Stock which will become convertible if not redeemed prior to January 1, 2010

Lime Energy Co.
Notes to Financial Statements — Continued
     Fair Value of Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company’s long-term debt approximates fair value based on instruments with similar terms.
     Stock-based Compensation
     The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 28. Effective January 1, 2006, the Company adopted SFAS No. 123(R), which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. The Company recognized $3,783,525, $3,726,731 and $4,828,955 of stock compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively.
     Warranty Obligations
     The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. In addition, some customers have purchased extended warranties for the Company’s products that extend the base warranty period. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from actual future warranty costs. See Note 11 for additional information about the Company’s warranty liability.
     Insurance Reserves
     From October 2005 through August 2008, the Company maintained a partially self-funded health insurance program for its employees. Under the program the Company was responsible for the first $35,000 of each individual claim, but its exposure is limited on a monthly and cumulative basis through insurance provided by a third party insurance company. The Company accrued on a monthly basis an amount sufficient to cover its maximum exposure under the program. At the end of each plan year it assesses the adequacy of the reserve based on its claims history and adjusted the reserve as necessary. The Company is responsible for a certain amount of claims incurred prior to the termination of the plan but paid after the plan’s termination on August 31, 2008. It has established a reserve to cover the maximum potential liability for post termination payments. It had accrued liabilities of $28,299 and $102,665 as of December 31, 2008 and 2007, respectively, to cover future claims under the program.
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 requires that companies recognize in their financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition provisions. The Company adopted FIN 48 on January 1, 2007. No adjustment to retained earnings was made as a result of the implementation of FIN 48.

Lime Energy Co.
Notes to Financial Statements — Continued
     The Company’s subsidiaries file income tax returns in various tax jurisdictions, including the United States and certain U.S. states. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2002.
     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2008, the Company had US federal net operating loss carryforwards available to offset future taxable income of approximately $77 million, which expire in the years 2018 through 2027. Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of US net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, it believes utilization of our net operating loss carryforwards will be significantly limited under certain circumstances. The Company is currently in the process of calculating the potential Section 382 limitations.
     The Company’s policy is to recognize interest and penalties related to income tax matters in interest and income tax expense respectively. There were no interest and penalties related to income taxes recorded at January 1, 2007, the date of adoption of FIN 48.
     FASB Statement No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”) was effective January 1, 2008. Under this standard, companies are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. It did not elect the fair value option for any financial instruments; therefore, SFAS No. 159 did not have any impact on its consolidated financial condition or results of operations.
     FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) was effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a framework to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS No. 157 and how an entity would determine fair value in an inactive market. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company has determined that its fair value measurements for financial assets are in accordance with the requirements of SFAS No. 157. The implementation of SFAS No. 157 did not have any material impact on its consolidated financial condition or results of operations.
Pending Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effect the adoption of SFAS No. 141R will have on the Company’s financial statements will depend on the nature and size of acquisitions completed after we adopt SFAS No. 141R.

Lime Energy Co.
Notes to Financial Statements — Continued
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for interim and annual financial statements beginning after November 15, 2008. The Company does not expect the adoption of this FSP will have a material impact on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect the Company’s consolidated financial condition and results of operations, but may require additional disclosures if it enters into derivative and hedging activities.
     In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles U.S. GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement will have a material impact on its financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non- cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial condition and results of operations and does not believe the impact will be material.
     In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operations, or cash flows and does not believe the impact will be material.

Lime Energy Co.
Notes to Financial Statements — Continued
Note 4 — Acquisitions
     Applied Energy Management, Inc.
     On June 11, 2008 the Company acquired all of the outstanding capital stock of Applied Energy Management, Inc. (“AEM”) for $4,000,000 in cash and 945,777 shares of the Company’s common stock, of which $3,500,000 in cash and 882,725 shares were paid at the time of closing and $500,000 and 63,052 shares were paid in 2009 following determination of the amounts owed under an earn-out provision of the purchase agreement. For accounting purposes the common stock issued in June 2008 was valued at $7.93 per share, the average closing price of the stock for the 30 trading days prior to the closing and the shares issued in 2009 were valued at $4.65, the closing price of the stock on December 31, 2008. The acquisition was recorded using the purchase method of accounting.
     The assets acquired and liabilities assumed in the acquisitions, based on a preliminary allocation are as follows:

Cash	$2,091
Accounts receivable	5,476,663
Costs and estimated profits in excess of billings on uncompleted contracts	839,370
Other current assets	250,785
Property and equipment	588,925
Identifiable intangible assets	5,250,000
Goodwill	11,744,273

Total Assets Acquired	24,152,107

Line of credit	(3,760,978)
Accounts payable	(5,305,707)
Billings in excess of costs and estimated earnings on uncompleted contracts	(521,248)
Accrued expenses	(857,624)
Long term debt	(2,119,685)

Total liabilities assumed	(12,565,242)

Net assets acquired	11,586,865

Less valuation of shares issued for acquisition	(7,293,192)
Acquisition costs	(293,673)

Total cash paid	$4,000,000

Lime Energy Co.
Notes to Financial Statements — Continued
     The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $5,250,000 of the AEM purchase price to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets based on the expected future cash flows. Amortization of goodwill and intangibles related to this acquisition will not be deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life
Contract backlog	$252,000	12 months
Sales pipeline	1,862,000	18 months
Customer list	3,011,000	5 to 15 years
Technology	125,000	5 years
     Founded in 1984, AEM designs, engineers and constructs projects that improve energy efficiency and reduce water consumption in commercial, industrial, government and public buildings. AEM’s services include energy consulting, lighting retrofit, water conservation, mechanical and electrical conservation, building envelope weatherization and renewable project development and implementation. AEM is headquartered near Charlotte, North Carolina, and has offices in Pennsylvania, Massachusetts, New York, New Jersey, North Carolina and Florida. AEM had approximately 200 employees at the time of the acquisition.
     Parke P.A.N.D.A. Corporation
     On May 19, 2006, the Company entered into an agreement to acquire Parke P.A.N.D.A. Corporation (“Parke”). The merger consideration consisted of $2,720,000 in cash and shares of common stock having the value of $5 million (valuing each share at the $7.00 price used in the private placement of common stock and at which the holders of the Company’s Series E preferred stock converted their shares into common stock as described under Notes 22 and 23) or 714,286 shares of Lime Energy common stock, all of which was paid to The Parke Family Trust, the sole stockholder of Parke, which is beneficially owned by Daniel Parke (a director of Lime Energy) and his spouse, Michelle A. Parke, who are also the trustees of such Trust. As a result of the merger, the Company became responsible for the liabilities of Parke, including $400,000 due on its line of credit and approximately $46,000 in various vehicle loans. The acquisition has been recorded using the purchase method of accounting.
     Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users. Parke is headquartered in Glendora, California with sales offices in northern California, and at the time of the acquisition it had 30 employees.
     Dan Parke, the president and founder of Parke continues to serve as the President of Parke and as of June 30, 2006 also assumed the position of President of Lime Energy. Mr. Parke also continues to serve as a director of Lime Energy.

Lime Energy Co.
Notes to Financial Statements — Continued
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

     The Company has assessed the fair values of assets and liabilities of Parke and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $595,000 of the Parke purchase price to identifiable intangible assets with definitive lives such as customer contracts, sales pipeline and the non-compete agreement with Dan Parke. This amount has been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets based on the expected future cash flows. It also allocated $2,652,000 to the Parke trade name, which was determined to have an indefinite useful life and therefore will not be amortized. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

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

Lime Energy Co.
Notes to Financial Statements — Continued
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

     The Company has assessed the fair values of assets and liabilities of Kapadia and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $1,129,000 of the Kapadia purchase price to identifiable intangible assets with definitive lives such as sales backlog, sales pipeline, the non-compete agreement with Pradeep Kapadia and Kapadia’s customer list. This amount has been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets based on the expected future cash flows. Amortization of intangibles such as these are generally not deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Sales backlog	$187,000	6 Months
Sales pipeline	708,000	12 Months
Non-compete agreement	87,000	2 Years
Customer list	147,000	10 Years

Lime Energy Co.
Notes to Financial Statements — Continued
     Texas Energy Products and Preferred Lighting, Inc.
     On June 6, 2007, effective retroactive to May 31, 2007, the Company entered into an Asset Purchase Agreement with George Bradley Boyett dba Texas Energy Products. Pursuant to the agreement, Texas Energy Products, Inc., a newly formed wholly owned subsidiary of the Lime Energy, acquired all of the business assets and assumed certain liabilities held by Mr. Boyett for $319,324 in cash and 28,571 shares of Lime Energy common stock. For accounting purposes the common stock was valued at $7.49 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. The acquisition was recorded using the purchase method of accounting.
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
     The assets acquired and liabilities assumed in the acquisitions, based on a preliminary allocation are as follows:

	Texas Energy	Preferred Lighting

Cash	$17,899	$31,127
Accounts receivable	78,410	24,491
Inventory	67,634	53,499
Other current assets	4,800	16,735
Property and equipment	7,000	8,593
Identifiable intangible assets	496,000	368,100
Goodwill (deductible)	34,810	439,075

Total assets acquired	706,553	941,620

Accounts payable	(101,356)	(22)
Accrued expenses	(19,241)	(20,164)
Other current liabilities	(35,784)	(108,059)

Total liabilities assumed	(156,381)	(128,245)

Net assets acquired	544,172	807,375

Less valuation of shares and warrants issued for acquisition	(214,000)	(384,922)
Acquisition costs	(16,848)	(18,500)

Total cash paid	$319,324	$409,953

Lime Energy Co.
Notes to Financial Statements — Continued
     The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $496,000 and $368,100 of the Texas Energy Products and Preferred Lighting purchase prices, respectively, to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets based on the expected future cash flows. This amortization and goodwill will be deductible for tax purposes. The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

	Estimated	Estimated
Asset Class	Value	Useful Life

Texas Energy Products
Sales backlog	$223,000	3 Months
Sales pipeline	273,000	6 Months

Preferred Lighting
Sales backlog	$15,400	4 months
Sales pipeline	335,000	16 months
Customer list	17,700	3 years
     Both companies are energy efficiency services companies that specialize in energy efficient lighting upgrades. In addition Texas Energy products markets energy efficient window film and roofing. Texas Energy Products is headquartered in Austin, Texas, has a sales office in Dallas, Texas and had four employees on the date of acquisition. Preferred Lighting is headquartered in Seattle, Washington and also had four employees at the time of acquisition.
     The acquisitions of Parke, Kapadia, Texas Energy, Preferred Lighting and AEM were recorded using the purchase method of accounting. Accordingly, the results of operations for each company have been included in the consolidated statement of operations since their respective dates of acquisition.
     Unaudited pro forma results of operations for the years ended December 31, 2008, 2007 and 2006 for the Company assuming the acquisition of Parke had taken place on January 1, 2006 and the acquisition of AEM had taken place on January 1, 2007 are as follows:

Year ended December 31,	2008	2007	2006

Revenue:
As Reported	$57,221,924	$19,481,130	$8,143,624
Pro-forma	67,358,596	60,380,996	10,027,454

Net Loss from Continuing Operations:
As Reported	$(13,035,526)	$(15,552,728)	$(16,426,089)
Pro-forma	(15,880,768)	(19,375,104)	(16,056,887)

Basic and Diluted Loss per Share from Continuing Operations:
As Reported	$(1.59)	$(2.06)	$(10.61)
Pro-forma	(1.84)	(2.28)	(8.84)
     The pro forma operating results as if the Company had completed the acquisitions of Kapadia, Texas Energy and Preferred Lighting are not significant to the Company’s financial statements and are not presented.

Lime Energy Co.
Notes to Financial Statements — Continued
Note 5 — Acquisition of Advanced Biotherapy, Inc.
     On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008. The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity. Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash, an $800,000 note receivable and a Revolving Credit Note issued by the Company that had an outstanding balance of approximately $52,000. The Company has cancelled the Revolving Credit Note and does not plan to continue to operate ADVB as a going concern after the closing.
     The Company will exchange all remaining shares of ADVB for shares of the Company’s common stock at the rate of 0.002124 of a share of the Company’s common stock for each share of ADVB common stock, pursuant to a Form S-4 registration statement (reg. no. 333-156924) that was declared effective by the Securities and Exchange Commission on February 6, 2009.
     Richard P. Kiphart, one of the Sellers, was the beneficial owner of more than 80% of the shares of ADVB and served as its Chairman, on one hand, and, after the closing of the purchase and the merger, is the beneficial owner of approximately 40% of the common shares of the Company and serves as its Chairman, on the other hand. David Valentine is also a shareholder and director of both Lime and was a shareholder and director of ADVB.
     ADVB was formed for the purpose of developing biologic therapeutic antibodies for the treatment of a range of autoimmune diseases based on an anti-cytokine platform technology. ADVB’s activities consisted primarily of research, development and investigational human clinical trials. During 2006, ADVB completed a debt restructuring and equity placement at which time Mr. Kiphart became ADVB’s chairman and majority owner. Due to the time and expense required to commercialize the methods underlying its patents in combination with the remaining life of the patents, ADVB’s management decided to discontinue all research and development work in 2006 and instead focus on investment and acquisition opportunities. As of December 31, 2008 it had one part-time employee.
     ADVB has no revenue generating operations and does not have employees capable of developing a product that will be considered a business. Therefore it is not considered a business as defined by Regulation S-X, Rule 11-01(d) or by generally accepted accounting principles. Consequently, the merger will not be accounted for as a business combination under the guidance of Financial Accounting Standard No. 141R, Business Combinations. The substance of the ADVB Acquisition includes two distinct events. First, as a result of the transaction, the Company has setted the amounts due to ADVB under its revolving credit note (see Note 12). In addition, the Company has received approximately $7.4 million of cash in exchange for the shares of common stock it will issue in connection with the ADVB acquisition. As a result of the merger, the Company will eliminate any debt due to ADVB, record the assets acquired (consisting primarily of cash and cash equivalents) at fair value and credit equity for the fair value of its common shares issued in connection with the ADVB acquisition.
Note 6 — Discontinued Operations
     The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144) at the beginning of 2002. Among other things, SFAS 144 requires that the results of operations and related

Lime Energy Co.
Notes to Financial Statements — Continued
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
     The revenue and loss related to discontinued operations was as follows:

Year ended December 31	2006

Revenue	$485,787

Net Loss	(21,425)

Note 7 — Inventories
     Inventories consisted of the following:

December 31,	2008	2007

Raw materials	$666,883	$681,602
Finished goods	—	13,463
Reserve for obsolescence	(1,838)	(1,838)

	$665,045	$693,227

Note 8 — Property and Equipment
     Property and equipment consist of the following:

December 31,	2008	2007

Land	$205,000	$205,000
Building	1,084,877	1,011,723
Furniture	193,859	120,609
Equipment	297,287	121,622
Office equipment	904,335	561,785
Transportation equipment	613,504	303,212

	3,297,862	2,323,951
Less accumulated depreciation	(1,216,551)	(781,624)

	$2,081,311	$1,542,327

     Total depreciation expense was $447,509, $188,569 and $115,171 for the years ended December 31, 2008, 2007 and 2006, respectively.

Lime Energy Co.
Notes to Financial Statements — Continued
Note 9 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The following is a summary of the Company’s goodwill as of December 31, 2008:

	Building		Energy
	Control and	Energy	Efficiency
	Automation	Technology	Services	Total

Balance at December 31, 2005	$173,742	$4,155,660	$—	$4,329,402

Sale of Great Lakes Controlled Energy Corporation	(173,742)	—	—	(173,742)

Acquisition of Parke P.A.N.D.A. Corporation	—	—	5,584,874	5,584,874

Acquisition of Kapadia Consulting, Inc.	—	—	710,433	710,433

Balance at December 31, 2006	$—	$4,155,660	$6,295,307	$10,450,967

Release of escrow shares to former owners of Maximum Performance Group, Inc.	—	26,309	—	26,309

Acquisition of Texas Energy Products, Inc.	—	—	28,780	28,780

Acquisition of Preferred Lighting, Inc.	—	—	433,045	433,045

Impairment charge	—	(4,181,969)	—	(4,181,969)

Balance at December 31, 2007	$—	$—	$6,757,132	$6,757,132

Additional costs incurred in connection with the acquisitions of Texas Energy Products, Inc. and Preferred Lighting, Inc.	—	—	12,060	12,060

Acquisition of Applied Energy Management, Inc.	—	—	11,744,273	11,744,273

Balance at December 31, 2008	$—	$—	$18,513,465	$18,513,465

     See Note 6 for additional information regarding the sale of Great Lakes Controlled Energy and Note 4 for additional information regarding the acquisitions of Parke P.A.N.D.A. Corporation, Kapadia Consulting, Inc., Texas Energy Products, Preferred Lighting, Inc. and Applied Energy Management, Inc. The goodwill related to the acquisitions of Maximum Performance Group, Parke P.A.N.D.A., Kapadia and Applied Energy Management is non-deductible for income tax purposes.

Lime Energy Co.
Notes to Financial Statements — Continued
     The components of intangible assets as of December 31, 2008 and 2007 are as follows:

	Weighted
	Average
	Remaining
	Life	Gross Book	Accumulated	Net Book
	(months)	Value	Amortization	Value

As of December 31, 2008
Indefinite-lived assets		$2,652,000	$—	$2,652,000
Amortized intangible assets:
Technology and software	12.3	2,104,900	1,829,519	275,408
Customer relationships	56.3	3,443,500	262,303	3,181,197
Customer contracts	3.0	1,068,300	926,925	141,375
Non-compete agreements	0.0	423,000	423,000	-
Sales pipe-line	7.8	3,231,000	2,343,996	887,004

Total		12,922,700	5,785,743	7,136,984

As of December 31, 2007
Indefinite-lived assets		$2,652,000	$—	$2,652,000
Amortized intangible assets:
Technology and software	8.5	1,979,900	1,319,933	659,967
Customer relationships	57.1	432,500	86,390	346,110
Customer contracts	0.0	816,300	816,300	-
Non-compete agreements	3.9	423,000	306,375	116,625
Sales pipe-line	6.6	1,369,000	1,164,650	204,350

Total		$7,672,700	$3,693,648	$3,979,052
     The aggregate amortization expense was $2,092,095, $2,011,878 and $1,210,006 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense for intangible assets for each of the next five years as of December 31, 2008, is as follows:

Amortization
Expense

2009	$1,365,355
2010	468,339
2011	491,813
2012	486,440
2013	428,124

$3,240,071

Lime Energy Co.
Notes to Financial Statements — Continued
Note 10 — Accrued Expenses
     Accrued expenses are comprised of the following:

December 31,	2008	2007

Commissions	$—	$30,222
Compensation	1,245,308	302,922
Dividends	288,014	—
Earn-out payable	793,192	—
Insurance	31,268	137,531
Interest	226,195	172,975
Job costs	325,460	230,665
Lease expense	40,542	36,840
Professional fees	199,261	10,386
Real estate taxes	41,545	42,012
Sales tax payable	243,235	211,549
Warranty reserve	208,863	377,902
Other	212,330	18,679

	$3,855,213	$1,571,683

Note 11 — Warranty Liability
     Changes in the Company’s warranty liability are as follows:

December 31,	2008	2007

Balance, beginning of year	$377,902	$196,783
Warranties issued	56,921	231,737
Settlements	(225,960)	(50,618)

Balance, end of year	$208,863	$377,902

Note 12 — Lines of Credit
     On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. (“ADVB”) and Richard Kiphart, the Company’s chairman and largest individual investor (the “Lenders”). On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14,500,000 from $1,500,000. As part of the amendments the lenders were given a general security interest in all of the Company’s assets and a provision was added such that in the event the notes are not repaid as of the maturity date, that each note is convertible at the holder’s election at any time from April 1, 2009 until March 31, 2010 into shares of the Company’s common stock at $7.93 per share. On October 31, 2008 the note and related documents with ADVB were amended to increase its commitment from $1.5 million to $4.5 million. This amendment also reduced the price at which Advanced Biotherapy can convert any amounts remaining unpaid at maturity at its election at any time from April 1, 2009 until March 31, 2010 into common stock to $4.76. On November 14, 2008, Mr. Kiphart agreed to convert his note to preferred stock. Please refer to Note 17 for additional information regarding this conversion. On November 18, 2008, the Company entered an agreement to acquire 90.8% of the shares of ADVB and it completed a short-form merger on March 3, 2009, whereby it merger ADVB with a newly created acquisition subsidiary. Following the merger it canceled the outstanding

Lime Energy Co.
Notes to Financial Statements — Continued
balance of approximately $52,000 on the ADVB line of credit. Please refer to Note 5 for additional information regarding the ADVB acquisition.
     The notes were scheduled to mature on March 31, 2009 and accrued interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note. The note also required the quarterly payment of an unused funds fee of 4% per annum on the unused portion of the note. The Company was permitted to borrow any amount, at any time during the term of the note as long as it is not in default at the time of the advance.
     Mr. Kiphart was the Chairman of the Board of Advanced Biotherapy, Inc., and owned the majority of the common stock of Advanced Biotherapy. Mr. David Valentine, one of the Company’s directors, was also a director and stockholder of Advanced Biotherapy.
     On the closing of the AEM acquisition, the Company drew $5.5 million under the note to fund the cash portion of the purchase consideration and a $2 million equity infusion the Company made into AEM to fund its working capital needs. As of December 31, 2008 there was $1,870,933 outstanding under the Advanced Biotherapy line of credit.
     As part of the acquisition of AEM, the Company assumed all of AEM’s liabilities, which included its bank line of credit. The line of credit was restructured at the time of the acquisition to split it into a $2,115,775 revolving promissory note and a $2,228,775 revolving promissory note. The $2,115,775 revolving promissory note was secured by a certificate of deposit pledged by one of the former stockholders of AEM and the $2,228,775 revolving promissory note was secured by all of the assets of AEM. On October 31, 2008 the $2,228,775 revolving promissory note matured and the outstanding balance was repaid and the $2,115,775 revolving promissory note was extended to expire on October 31, 2009 and continues to be secured by assets of the former stockholder of AEM. The balance outstanding on the note was $2,115,775 as of December 31, 2008 and bears interest at the Prime rate (3.25% as of December 31, 2008).
     The Company also assumed an unsecured line of credit agreement with the same bank that allows for borrowing up to a maximum of $84,000. The line expired in December 2008 and was repaid.
     On September 11, 2003 the Company closed on a credit facility with Laurus Master Fund, Ltd. (“Laurus”). The facility, which was subsequently amended on August 31, 2004, February 28, 2005 and November 28, 2005, included a $1,000,000 convertible term loan and a $2,000,000 convertible revolving line of credit.
     On June 29, 2006, Laurus exercised its right to convert all of the outstanding balance on the Company’s revolving line of credit of $943,455 plus $7,410 in accrued interest into 135,838 shares of the Company’s common stock, and the line was terminated. The revolving note contained anti-dilution provisions which automatically adjusted the conversion price of the note to $7.00 per share, the price at which the Company issued shares of common stock in the June 2006 PIPE Transaction (as described in Note 20). Laurus (if it still chose to convert the note) would have received 8,557 shares of common stock upon conversion of the revolving note utilizing the conversion price prior to this adjustment, but as a result of the adjustment it received 134,779 shares. The market value of the 126,222 additional shares it received as a result of the adjustment (capped at the amount converted including the accrued interest), was recorded as interest expense in the amount of $950,865. On June 29, 2006, the market price of the Company’s common stock was $8.05 per share, as a result the Company recognized an additional $1,112 of non-cash interest expense calculated as the difference between the market price ($8.05) and the conversion price ($7.00) of the 1,059 shares of common stock issued in satisfaction of the accrued interest expense.

Lime Energy Co.
Notes to Financial Statements — Continued
Note 13 — Notes Payable
     As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Duke Investments, LLC (formerly known as Cinergy Investments, LLC). The note accrued interest at the rate of prime (3.25% as of December 31, 2008) plus 3%. Duke converted the note and accrued interest of $50,373 into 32,848 shares of the Company’s common stock on July 10, 2008. As of December 31, 2007 the Company had accrued interest payable of $43,643 related to the note.
     As part of the acquisition of AEM, the Company assumed two notes payable to an entity owned by a former stockholder of AEM. The first loan had a balance for $422,390 as of December 31, 2008 and bears interest at the Prime rate (3.25% as of December 31, 2008), with interest payable monthly. The second loan had a balance of $1,000,000 as of December 31, 2008 and bears interest at a fixed rate of 9.25%, also with interest payable monthly. The Notes were amended on November 14, 2008 to provide for repayment in 24 equal monthly payments beginning on January 1, 2010, provided however that upon 30 days written notice from the holder, the holder may require the amortization period to begin prior to January 1, 2010. Also, in the event that the Company completes an underwritten offering that generates a gross amount of at least $20 million the remaining principal sum together with accrued interest shall become immediately due and payable.
Note 14 — Subordinated Convertible Term Notes
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
     As part of the transaction, the Company issued the Investors four-year warrants to purchase 206,044 shares of its common stock at $7.28 per share. These warrants were valued at $1,136,537 utilizing a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.
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

Lime Energy Co.
Notes to Financial Statements — Continued
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

     The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to the Term Notes and are being amortized over the term of the Term Notes using the effective interest method. Amortization of the discount of $1,001,025 and $590,769 was included in interest expense during the years ended December 31, 2008 and 2007.
     In addition, the Company incurred costs of $8,572 relative to the Term Note offering. These costs have been capitalized and are also being amortized over the term of the Term Notes using the effective interest method. Amortization of the deferred issuance costs of $2,858 and $1,687 was included in interest expense during the years ended December 31, 2008 and 2007.
Note 15 — Convertible Term Loans
     On September 11, 2003, the Company entered into a $1,000,000 convertible Term Loan with Laurus Master Fund, Ltd., which was subsequently amended on August 31, 2004. On November 22, 2005, the Company and Laurus entered into a securities purchase agreement providing for a new four year, $5 million convertible term loan (the “November 2005 Term Loan”). The November 2005 Term Loan required that the Company split any cash flow generated by its VNPP and Shared Savings projects, after the payment of related debt, to the extent any portion of the November 2005 Term Loan was used to fund such Projects. In addition, the Company was required to pay a portion of the Project Cash Flow to Laurus on a declining basis for five years after repayment of the November 2005 Term Loan.
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

Lime Energy Co.
Notes to Financial Statements — Continued
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
     Upon the repayment of the term loans in 2006 the Company was required to recognize as interest expense the unamortized balance of the discount and capitalized financing costs related to these loans of $777,996 and $231,281, respectively.
Note 16 — Long Term Debt
     The Company’s long term debt consists of the following:

December 31,	2008	2007

Mortgage note to American Chartered Bank, prime (3.25% as of December 31, 2008) plus 1/2%, payable in monthly installments of $3,000, plus interest until January 2010. A final payment of $415,000 is due in February 2010. This note is collateralized by the building and land in Elk Grove Village, Illinois.	$454,000	$490,000

Subordinated convertible term note (less debt discount of $1,411,281 and $2,412,305, as of December 31, 2008 and December 31, 2007, respectively), 10%.	3,588,719	2,587,695

Notes payable, interest rates of between prime and 9.25%, amortizing over 24 months beginning January 1, 2010 and payable in full upon completion of an underwritten offering of at least $20 million.	1,422,390	—

Various other notes with monthly payments totaling $15,044 and interest rates between 0.9% and 9.25%	438,909	191,939

Total debt	5,904,018	3,269,634

Less current portion	187,170	81,954

Total long-term debt	$5,716,848	$3,187,680

Lime Energy Co.
Notes to Financial Statements — Continued
     The aggregate amounts of long-term debt maturing in future years as of December 31, 2008, are as follows:

Aggregate Maturities

2009	187,170
2010	6,275,356
2011	792,542
2012	57,835
2113	2,396

$7,315,299

Note 17 — Preferred Stock
     On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note and $207,104 of accrued interest into 358,710 share of Series A-1 preferred stock. Each outstanding share of preferred stock is entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value (which is $41.00) on or prior to June 30, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after July 1, 2009 (9% in cash and 8% in additional shares of preferred stock). The preferred stock is convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock. The Company can redeem the preferred stock at any time at a premium to the stated value. The redemption premium is 10% through to March 31, 2009, increasing thereafter to 11% through June 30, 2009, after which it increases to 12%. The holder of the Series A-1 preferred stock votes with the Company’s common stockholders on an as converted basis. Mr. Kiphart and Mr. Valentine have agreed to recuse themselves from any vote of the Board of Directors with respect to a redemption or repurchase of the Series A-1 preferred stock.

Lime Energy Co.
Notes to Financial Statements — Continued
Note 18 — Interest Expense
     Interest expense is comprised of the following:

Year ended December 31	2008	2007	2006

Line of credit (Note 12)	$953,045	$—	$50,344
Note payable (Note 13)	73,626	16,547	16,563
Mortgage (Note 16)	26,809	43,931	46,495
Subordinated convertible notes (Note 14)	500,000	293,683	—
Convertible term loans (Note 15)	—	—	249,065
Other	120,836	5,476	1,772
Amortization of deferred issuance costs and debt discount (Notes 14 and 15)	1,003,883	592,456	1,175,970
Prepayment penalty (Note 15)	—	—	516,071
Value of adjustment in conversion price (Note 12)	—	—	950,865
Termination of post re-payment interest obligation (Note 15)	—	—	266,225

Total Interest Expense	$2,678,200	$952,093	$3,273,370

Note 19 — Lease Commitments
     The Company leases a facility in Glendora, California from a company controlled by Dan Parke, the Company’s President and a director. Total rent expense for this facility amounted to $126,126 and $78,371 for 2008 and 2007, respectively. The Company believes that the rates charged by Mr. Parke are reasonable in that they are equivalent to rates charged to other unaffiliated third parties in the building. The Company also leases offices in California, Florida, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah and Washington from unrelated third parties on which it paid a total of $629,724 during 2008.
     Future minimum rentals to be paid by the Company as of December 31, 2008 are as follows:

	Related	Unrelated
Year ending December 31,	Party	Party	Total

2009	$134,291	$918,115	$1,052,406
2010	—	635,991	635,991
2011	—	341,369	341,369
2012	—	227,301	227,301
2013	—	32,800	32,800

Total	$134,291	$2,155,576	$2,289,867

Lime Energy Co.
Notes to Financial Statements — Continued
Note 20 — Income Taxes
     The composition of income tax expense (benefit) is as follows:

Year ended December 31	2008	2007	2006

Deferred
Federal	$(4,432,000)	$(3,866,000)	$(5,453,000)
State	(652,000)	(569,000)	(962,000)
Change in valuation allowance	5,084,000	4,435,000	6,415,000

Benefit for income taxes	$—	$—	$—

     Significant components of the Company’s deferred tax asset are as follows:

December 31	2008	2007

Deferred tax asset consisting principally of net operating losses	$31,630,000	$27,353,000
Deferred tax liabilities, principally related to non-deductible identifiable intangible assets	(2,463,000)	(1,231,000)

Less valuation allowance	(30,201,000)	(27,156,000)

Total net deferred tax liability	$(1,034,000)	$(1,034,000)

     The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future. At December 31, 2008, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $77 million, which expire in the years 2018 through 2028. Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryfowards will be significantly limited under certain circumstances. Based on an analysis of ownership changes prior to 2008, approximately $10.9 million of our net operating losses will expire unused due to Section 382 limitations. The Company is currently in the process of reviewing the 2008 ownership changes to determine if these transactions will result in further Section 382 limitations of the Company’s net operating losses.
     The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Year ended December 31,	2008	2007	2006

Income tax (benefit) at federal statutory rate	$(4,431,000)	$(5,288,000)	$(5,592,000)

State taxes (net of federal tax benefit)	(653,000)	(569,000)	(823,000)

Non-deductible goodwill impairment	—	1,422,000	—

Increase in valuation allowance	5,084,000	4,435,000	6,415,000

Income tax expense (benefit)	$—	$—	$—

Lime Energy Co.
Notes to Financial Statements — Continued
     The Company has recorded a valuation allowance of $30.2 million due to the uncertainty of future utilization of the deferred tax assets. In assessing the adequacy of the valuation allowance, the Company determined that there existed a deferred tax liability related to an indefinite-lived intangible, for which the expected reversal was indeterminate. Due to uncertainty of whether this deferred tax liability would reverse prior to expiration of the net operating losses and other deferred tax assets, this liability has not been netted against the Company’s deferred tax assets, resulting in a net deferred tax liability of approximately $1 million as of both December 31, 2008 and 2007.
Note 21 — Commitments and Contingencies
a)	The Company entered into employment agreements with certain officers and employees expiring in 2010. Total future commitments under these agreements are as follows:

Year ending December 31,

2009	$1,606,560
2010	1,462,560
2011	298,983

Total	$3,368,103

b)	The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases. In the opinion of management, the litigation now pending will not have a material adverse affect on the consolidated financial statements of the Company.
Note 22 — The June 2006 PIPE Transaction
     On June 29, 2006, the Company entered into a securities purchase agreement with a group of 17 investors (the “PIPE Investors”) pursuant to which it issued to such purchasers an aggregate of 2,553,571 shares of its common stock at a price of $7.00 per share for total gross proceeds of $17,875,000 (the “PIPE Transaction”). Ten of the PIPE Investors, who purchased an aggregate of 1,985,714 shares of common stock in the PIPE Transaction, were holders of the Company’s Series E Convertible Preferred stock, including three members of the Company’s board of directors (who, together with members of their families, purchased 1,100,000 shares of common stock in the PIPE Transaction). Proceeds from the transaction were used to repay the Company’s outstanding convertible debt and to fund the cash portion of the consideration of the Parke P.A.N.D.A. Corporation and the Kapadia Consulting, Inc. acquisitions, with the balance used for general corporate purposes.
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

Lime Energy Co.
Notes to Financial Statements — Continued
January 1, 2007 through February 14, 2007 (when the registration was declared effective), were satisfied through the issuance of 87,673 shares of common stock in January and February 2007.
Note 23 — The Series E Conversion
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
Note 24 — The November 2008 PIPE Transaction
     On November 13, 2008, the Company entered into Subscription Agreements with 15 investors to sell 1,787,893 Units, each comprised of one share of the Company’s common stock and a warrant to purchase an additional quarter share of common stock (the “Units”). The sale price was $3.51 per Unit, which is equal to 75% of the volume-weighted average price of the Company’s stock for the ten days prior to closing. The warrants allow holders to purchase a share of common stock for $4.10 per share, which was the closing price of the Company’s common stock on the day prior to the closing, and the warrants are exercisable any time after May 13, 2009 and before November 13, 2011. The total gross proceeds raised in the offering totaled $6,275,500.
     The private offering closed in two tranches: tranche A, which is comprised of unaffiliated investors; and tranche B which is comprised of affiliated investors, primarily executive officers and directors of the Company. The Company raised $3,000,500 in tranche A, which closed on November 13, 2008 and $3,275,000 in tranche B, which closed on January 30, 2009. The issuance of the Units sold in tranche B required approval by holders of a majority of the Company’s outstanding voting stock pursuant to the NASDAQ Marketplace Rules. The Company received the written consent in lieu of a meeting of stockholders from the holders of shares representing 58.7% of the total outstanding shares of its common stock on November 13, 2008, which was sufficient under the General Corporation Law of the State of Delaware and the Company’s By-Laws to approve the transaction.
     Securities and Exchange Commission rules require that any corporate actions requiring the stockholder approval that are approved pursuant to a written consent in lieu of a meeting be communicated to all stockholder via an Information Statement and that the corporate action so approved can not take place until at least 20 days following the mailing or giving of the Information Statement to

Lime Energy Co.
Notes to Financial Statements — Continued
stockholders. The Company mailed an Information Statement to all of its stockholders on December 31, 2008 informing them of the November 13, 2008 written consent in lieu of a meeting.
     Proceeds from the offering will be used for general corporate purposes.
Note 25 — Equity Transactions
2006 Transactions
a)	In January 2006 the Company issued stock options at the then current market price of $65.10 per share, which was less than the $96.60 exercise price on a warrant held by one of its former Series E Preferred stock holders. Adjusting the exercise price of this warrant resulted in a non-cash deemed dividend of $266,390.

b)	During the first three months of 2006, two holders of the Company’s Series E Convertible Preferred Stock converted a total of 7,130 shares of Series E Convertible Preferred Stock into 6,790 shares of common stock.

c)	Effective March 31, 2006, the Company received 2,027 shares of its common stock as part of the sale of its Great Lakes Controlled Energy Corporation subsidiary to Messrs. Eugene Borucki and Denis Enberg. These shares have been returned to the status of authorized, unissued shares of common stock.

d)	During the first six months of 2006, the Company’s Board of Directors declared dividends payable on the Company’s Series E Convertible Preferred Stock of $698,000. The dividends were paid with 6,980 additional shares of Series E Convertible Preferred Stock.

e)	On June 29, 2006 the Company entered into a Securities Purchase Agreement and issued to 17 investors, including 10 existing holders of its Series E Convertible Stock, 2,553,571 shares of its common stock for an aggregate purchase price of $17,875,000 (the “PIPE Transaction”). The Company used $2.72 million of the proceeds to fund the cash consideration for the acquisition of Parke P.A.N.D.A. Corporation, approximately $5.6 million to prepay two convertible secured term loans and related prepayment penalties and accrued interest owed to Laurus Master Fund Ltd., $400,000 to pay off Parke’s line of credit, and $115,107 for transaction related costs. $1,250,000 of the proceeds were used to pay the cash portion of the acquisition price for Kapadia Consulting, Inc. as described under i) below, and the balance of the proceeds were used for working capital and other general corporate purposes.

f)	A number of the Company’s common stock warrants contain anti-dilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant. Prior to the PIPE Transaction described in e) above, the exercise price on these warrants ranged from $94.50 per share to $105.00 per share. The issuance of common stock in the PIPE Transaction caused the exercise price on these warrants to automatically be reduced to $7.00 per share. Utilizing a modified Black-Scholes option pricing model, the Company determined that the increase in value of these warrants that resulted from this adjustment was $297,868, which the Company recorded as a non-cash deemed dividend on June 29, 2006. The Company used the following assumptions when determining the change in value of these warrants: risk free rate of 5.036%; expected volatility of between 97.8% and 154.7; expected dividend of $0; and expected lives of between 0.4 years and 2.7 years.

Lime Energy Co.
Notes to Financial Statements — Continued
g)	Immediately following completion of the PIPE Transaction described in Note 22 above, and prepayment of the Laurus term loans, Laurus elected to convert the entire outstanding balance on its revolving line of credit, along with accrued interest thereon, into 135,838 shares of the Company’s common stock. In addition, in consideration of the issuance of 56,085 shares of common stock, Laurus agreed to (i) waive the payment of liquidated damages due as a result of the Company’s failure to register shares of common stock into which the November 2005 $5 million term loan was convertible, and (ii) terminate the requirement that the Company pay it a portion of the cash flows generated by VNPP projects for a period of 5 years following the repayment of the November 2005 $5 million convertible term loan.

h)	On June 30, 2006, the Company issued 714,286 shares to the Parke Family Trust as part of the consideration in the acquisition of Parke P.A.N.D.A. Corporation. Please refer to Note 4 for additional information regarding this transaction.

i)	On September 26, 2006, the Company issued 71,429 shares of its common stock to Pradeep and Susan Kapadia as part of the consideration in the acquisition of Kapadia Consulting, Inc. Please refer to Note 4 for additional information regarding this transaction.

j)	During 2006, the Company issued a three year warrant to purchase 8,571 shares of its common stock at $7.00 per share to a consultant as partial consideration for its services. This warrant was valued at $25,200 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.108%; expected volatility of 91.4%; expected dividend of $0; and expected life of 3 years. The value of this warrant was charged to operations during the period.
2007 Transactions
k)	In January 2007, pursuant to the Directors’ Option Plan the Company granted options to certain outside directors with an exercise price of $6.30 per share, which was the market price on the date of issuance. Warrants held by 12 investors, including Messrs. Asplund and Kiphart, contained anti-dilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant. Prior to granting of the director options, the exercise price on these warrants was $7.00 per share. The grant of the director options caused the exercise price on these warrants to automatically be reduced to $6.30 per share. Utilizing a modified Black-Scholes option pricing model, the Company determined that the increase in value of these warrants that resulted from this adjustment was $19,204, which the Company recorded as an expense in January 2007. The Company used the following assumptions when determining the change in value of these warrants: risk free rate of 5.026%; expected volatility of between 73.5% and 127.7% expected dividend of $0; and expected lives of between 0.5 years and 1.7 years.

l)	During January 2007, the Company issued consultants warrants with terms of between two and three years to purchase 38,571 shares of its common stock at prices of $7.00 to $7.56 per share as partial consideration for services provided the Company. These warrants were valued at $162,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.129%; expected volatility of 88.9%; expected dividend of $0; and expected life of two to three years. The value of the warrants was charged to operations during 2007.

m)	A provision of the June 2006 PIPE transaction required the Company to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction. To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% per month of the

Lime Energy Co.
Notes to Financial Statements — Continued
purchase price paid by the investors. Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the 2006 reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007. All of the investors in the PIPE transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty. As of December 31, 2006, the Company had accrued $345,583 in penalties related to its failure to register these shares. The accrued penalties, along with $268,125 of penalties for the period from January 1, 2007 through February 14, 2007, were satisfied through the issuance of 87,673 shares of common stock in January and February 2007.

n)	On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), non-transferable subscription rights to purchase shares of the Company’s common stock at $7.00 per share. Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights. The rights offering closed on March 30, 2007 and raised $2,796,700 (net of issuance costs of $202,932) through the issuance of 428,519 shares of common stock to 260 of the Company’s existing stockholders. The Company received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

o)	In connection with the placement of the subordinated convertible term notes during the second quarter of 2007 the Company issued four-year warrants to eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder, to purchase 206,044 shares of its common stock at $7.28 per share. These warrants were valued at $1,136,537 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years. The value of the warrants was recorded as a discount to the subordinated convertible term notes and are being amortized over the life of the notes using the effective interest method.

p)	As part of the MPG acquisition, 23,735 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two-year period following the April 30, 2005 purchase of MPG if it achieved certain revenue targets during the period. During May 2007 the Company issued 2,818 shares to the former MPG stockholders which it determined it owed them pursuant to the MPG merger agreement. These shares were valued at $8.89 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition. The remaining 20,917 shares that were in escrow were returned to the Company and retired and became authorized but un-issued shares.

q)	Delano Group Securities LLC acted as an advisor on the acquisition of MPG in 2005. Part of Delano’s compensation for its services was tied to the purchase price paid for MPG. Mr. David Asplund owned and operated Delano prior to joining Lime Energy as its CEO in January 2006. Since the release of the escrow shares was considered a payment of additional consideration to the former stockholders of MPG, the Company issued Mr. Asplund 141 shares of its common stock in May 2007 in satisfaction of the commission owed Delano. These shares were valued at $1,252, based on the market value on the date of their issuance, and recorded as an increase in the goodwill associated with the MPG acquisition.

r)	On June 6, 2007, the Company acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products. The purchase consideration consisted of 28,571 shares of Lime Energy common stock and cash of $312,787. For accounting purposes the stock was valued at $7.49

Lime Energy Co.
Notes to Financial Statements — Continued
per share, the average closing price of the stock for the 20 trading days immediately prior to the closing. Please refer to Note 4 for additional information regarding this transaction.

s)	On August 6, 2007, the Company acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for 15,069 shares of Lime Energy common stock and cash of $409,953 (including $109,953 paid in 2008 pursuant to an earn-out based on 2007 earnings). The company also issued five year warrants to the former owners of Preferred Lighting to purchase 21,429 shares of the Company’s common stock at $13.23 per share. These warrants were valued at $184,500 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.909%; expected volatility of 75.0%; expected dividend of $0; and expected life of four years. The value of the warrants were considered part of the purchase consideration. Please refer to Note 4 for additional information regarding this transaction.

t)	During 2007, the Company issued 7,088 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the note.

u)	During 2007 certain employees and a former director exercised options to purchase 33,005 shares of the Company’s common stock as exercise prices ranging from $6.30 to $7.14 per share.

v)	During 2007 six investors exercised their warrants to purchase 5,001 shares of the Company’s common stock at $6.30 per share. One of these investors elected to exercise its warrant on a cashless basis, surrendering 569 shares it would have otherwise be entitled to receive on exercise to cover the exercise price.
2008 Transactions
w)	During 2008, the Company issued consultants warrants with terms of between three and four years to purchase 22,143 shares of its common stock at prices of $5.00 to $9.45 per share as partial consideration for services provided the Company. These warrants were valued at $112,850 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rates of 0.7% to 3.259%, expected volatility of 91.6% to 92.4%, expected dividend of $0 and expected life of three to four years. The value of the warrants was charged to operations during 2008.

x)	During the 2008, the Company issued 32,581 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

y)	During 2008, holders of certain options and warrants exercised their rights to purchase 31,786 shares of the Company’s common stock at prices between $6.30 and $7.35 per share. Some of the warrants were exercised on a cashless basis with the holders surrendering 41,453 shares they would have otherwise been entitled to receive on exercise to cover the cost of exercise.

z)	In June 2008, the Company issued 882,725 shares of its common stock to the former stockholders of Applied Energy Management, Inc. as partial consideration for the purchase of the company. Please refer to Note 4 for additional information regarding this transaction.

aa)	In July 2008, the holder of a $150,000 demand note elected to convert the note, along with $50,373 of accrued interest, into 32,848 shares of the Company’s common stock.

bb)	In November 2008 the Company issued 854,844 shares of its common stock along with three year warrants to purchase 213,713 addition shares of common stock at $4.10 per share to nine investors in

Lime Energy Co.
Notes to Financial Statements — Continued
exchange for $3,000,500. The net proceeds from this offering will be used for general corporate purposes.

cc)	The Company had outstanding warrants to purchase 551,425 and 417,907 shares of its common stock as of December 31, 2008 and 2007, respectively, at an exercise price of between $3.51 per share and $688.80 per share. These warrants can be exercised at any time prior to their expiration dates which range between March 2009 and May 2015. The following table summarizes information about warrants outstanding as of December 31, 2008:

	Warrants Outstanding
		Weighted
	Number	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Price	2008	Life	Price

$3.51 - $5.00	230,380	2.7 years	$4.06
$5.01 - $7.00	30,714	1.4 years	6.67
$7.01 - $10.00	244,616	2.3 years	7.42
$10.01 - $15.00	21,429	3.6 years	13.23
$15.01 - $100.0	—	—	—
$100.01 - $688.80	24,286	3.4 years	123.38

	551,425	2.5 years	$11.30

Note 26 — Dividends
          The dividend expense recognized during the years ended December 31, 2008, 2007 and 2006 is comprised of the following:

Year ended December 31,	2008	2007	2006

Accrual of Series A-1 Preferred dividend	288,014	—	—

Accrual of Series E Preferred dividend	—	—	698,000

Deemed dividend associated with change in conversion price of the Series E Convertible Preferred Stock	—	—	23,085,467

Deemed dividend associated with change in the exercise price of warrants to purchase shares of common stock	—	—	564,258

Total	$288,014	$—	$24,347,725

Lime Energy Co.
Notes to Financial Statements — Continued
Note 27 — Reverse Splits
     On June 15, 2006, the Company effected a 1 for 15 reverse split of its common stock. A second reverse split of the Company’s common stock was effected on January 25, 2007, this one on a 1 for 7 basis. All share amounts stated herein have been retroactively restated to reflect these reverse splits.
Note 28 — Stock Options
     On June 4, 2008, the Company’s stockholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 2001 Stock Incentive Plan, as amended. The 2008 Plan provided that up to 280,000 shares of the Company’s common stock could be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees. In addition, the 2008 Plan originally provided for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2009, in an amount equal to 100,000 shares. On November 26, 2008, the Company’s Compensation Committee approved amendments the 2008 Plan to i) increase the maximum number of shares of Common Stock authorized for issuance under the 2008 Plan by 350,000 shares, from 280,000 shares to 630,000 shares, and (ii) raise the automatic increases in the number of shares available for awards by 150,000 shares, from 100,000 to 250,000, each year beginning in 2009. The holders of a majority of the Company’s outstanding capital stock approved the Plan Amendment pursuant to a consent dated November 26, 2008.
     The awards granted under the 2008 Plan may be incentive stock options or non-qualified stock options. The exercise price for any incentive stock option (“ISO”) may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any non-qualified option shall be in the sole discretion of the Compensation Committee or the Board. To qualify as an ISO the aggregate fair market value of the shares (determined on the grant date) under options granted to any participant may not exceed $100,000 in the first year that they can be exercised. There is no comparable limitation with respect to non-qualified stock options. The term of all options granted under the 2008 Plan will be determined by the Compensation Committee or the Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.
     In addition to the ISOs and non-qualified options, the 2008 Plan permits the Compensation Committee, consistent with the purposes of the Plan, to grant stock appreciation rights and/or shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion. Under applicable tax laws, however, ISO’s may only be granted to employees.
     The 2008 Plan is administered by the Board, which is authorized to interpret the 2008 Plan, to prescribe, amend and rescind rules and regulations relating to the 2008 Plan and to determine the individuals to whom, and the time, terms and conditions under which, options and awards are granted. The Board may also amend, suspend or terminate the 2008 Plan in any respect at any time. However, no amendment may (i) adversely affect the rights of a participant under an award theretofore granted without the consent of such participant, (ii) increase the number of shares reserved under the 2008 Plan, (iii) modify the requirements for participation in the 2008 Plan, or (iv) modify the 2008 Plan in any way that would require stockholder approval under the rules and regulations under the Exchange Act or the rules of any stock exchange or market on which the Common Stock is listed (unless such stockholder approval is obtained).

Lime Energy Co.
Notes to Financial Statements — Continued
     As of December 31, 2008, there were approximately 256 employees of the Company eligible to participate in the 2008 Plan, and 573,815 shares of common stock reserved under the 2008 Plan.
     Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above. The Directors Plan was amended on July 11, 2006 to provide that eligible directors receive an initial option grant upon being appointed to the Company’s Board of Directors to purchase 14,286 shares of its common stock, and a grant of options to purchase an additional 7,143 shares on the first day of January beginning on the second January following the date the Director became an eligible director. These options have an exercise price equal to the closing price of the Company’s common stock on the grant date and a term of ten years. The initial options vest on the first day of January following the initial grant date or six months following the initial grant date, whichever is later, if the individual is still a director on the vesting date. All future grants vest in two equal amounts, one amount on the grant date and the balance on the anniversary of the grant date, if the individual is still a member of the Board of Directors on such anniversary date.
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
     During 2008, certain directors, officers and key employees of the Company were granted options to acquire 516,424 shares of common stock at exercise prices ranging from $3.50 to $11.69 per share. These options vest over periods through December 2011.

Lime Energy Co.
Notes to Financial Statements — Continued
     The following table summarizes the options granted, exercised and outstanding as of December 31, 2008:

			Weighted
		Exercise	Average
		Price Per	Exercise
	Shares	Share	Price

Outstanding at December 31, 2005	114,286	$88.20 - $1,363.95	$325.50

Granted	1,446,903	$6.72 - $105.00	$7.84
Forfeited	(31,626)	$7.14 - $735.00	$137.76

Outstanding at December 31, 2006	1,529,563	$6.72 - $1,363.95	$33.25

Granted	701,723	$6.30 - $13.30	$10.58
Exercised	(35,086)	$6.30 - $7.14	$7.05
Forfeited	(25,852)	$6.30 - $247.80	$31.55

Outstanding at December 31, 2007	2,170,348	$6.30 - $1,363.95	$23.31

Granted	516,424	$3.50 - $11.69	$5.11
Exercised	(13,414)	$7.14 - $7.35	$7.18
Forfeited	(184,701)	$6.13 - $183.75	$36.94

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Options exercisable at December 31, 2008	1,618,415	$6.30 - 1,363.95	$24.55

Options exercisable at December 31, 2007	1,095,512	$6.30-$1,363.95	$36.86

Options exercisable at December 31, 2006	663,636	$6.72-$1,363.95	$7.95

     The intrinsic value of options exercised was $96,000, $193,000 and $0 during the years ended December 31, 2008, 2007 and 2006, respectively.

Lime Energy Co.
Notes to Financial Statements — Continued
     The Company historically used a modified Black-Scholes option pricing model to value its employee options, but beginning October 1, 2008 it began using an Enhanced Hull-White Trinomial model. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the modified Black-Scholes option pricing model and Enhanced Hull-White Trinomial model for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

Year ended December 31,	2008	2007	2006

Weighted average fair value per options granted	$3.75	$8.12	$7.35

Significant assumptions (weighted average):
Risk-free interest rate at grant date	1.44%	4.06%	5.02%
Expected stock price volatility	86%	88%	90%
Expected dividend payout	—	—	—
Expected option life (years)	5.8	6.1	5.6

     The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin. The Company assumes a forfeiture rate of approximately 10% based on historical experience in the calculation of share based compensation.
     The Company recognized $3,783,525, $3,726,731 and $4,828,955 of share based compensation expense related to stock options during 2008, 2007 and 2006, respectively. The following table summarizes the expense for these years:

	2008			2007			2006
	Cost of			Cost of			Cost of
	Sales	SG&A	Total	Sales	SG&A	Total	Sales	SG&A	Total

Energy efficiency services	$184,222	$1,249,804	$1,434,026	$129,716	$591,560	$721,276	$217,271	$623,277	$840,548

Energy technology	47,122	49,287	96,409	14,949	529,112	544,061	79,663	817,287	896,950

Corporate overhead	—	2,253,091	2,253,091	—	2,461,394	2,461,394	—	3,079,122	3,079,122

Discontinued operations	—	—	—	—	—	—	—	—	12,335

Total	$231,344	$3,552,182	$3,783,525	$144,665	$3,582,066	$3,726,731	$296,934	$4,519,686	$4,828,955
     The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option. The subject stock options expire ten years after the date of grant.

Lime Energy Co.
Notes to Financial Statements — Continued
     The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted Average
	Outstanding at	Remaining	Weighted Average	Number Exercisable	Weighted Average
	December 31,	Contractual	Exercise	at December 31,	Exercise
Exercise Price	2008	Life	Price	2008	Price

$3.50 - $5.00	342,000	9.9 years	$3.50	—	—
$5.01 - $7.00	547,142	7.4 years	$6.74	518,570	6.74
$7.01 - $8.50	935,864	7.0 years	7.29	829,675	7.20
$8.51 - $11.00	41,567	9,0 years	9.35	15,752	9.41
$11.01 - $12.00	552,396	8.8 years	11.14	186,515	11.15
$12.01 - $13.50	3,570	8.5 years	12.88	1,785	12.88
$13.51 - 100.00	14,286	7.1 years	65.10	14,286	65.10
$100.01-$1,363.95	51,832	2.4 years	522.34	51,832	522.34

	2,488,657	7.8 years	$18.61	1,618,415	$36.86

     The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2008 of $4.65 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 was $393,300. The aggregate intrinsic value of the exercisable options as of December 31, 2008 was $0. These amounts will change based on changes in the fair market value of the Company’s common stock.
     As of December 31, 2008, $2,423,476 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized over a weighted-average period of 1.84 years, as follows:

Year ending December 31,

2009	$1,694,847
2010	673,644
2011	54,985

Total	$2,423,476

     A summary of the nonvested options for the year ended December 31, 2008 is as follows:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Nonvested at December 31, 2007	1,074,836	$8.30
Granted	516,428	3.74
Vested	(600,465)	7.18
Forfeited	(120,553)	9.79

Nonvested at December 31, 2008	870,246	$6.90

Lime Energy Co.
Notes to Financial Statements — Continued
Note 29 — Related Parties
     As is more fully described in Notes 12 and 17 above, in March 2008, the Company entered into a revolving credit note with Advanced Biotherapy, Inc. and Richard Kiphart. This note was subsequently amended on June 10, 2008, August 14, 2008 and October 31, 2008 to increase the size of the note to $19 million. On November 14, 2008, Mr. Kiphart converted his $14.5 million note and accrued interest into 358,710 shares of Series A-1 preferred stock. Mr. Kiphart is the Company’s Chairman and largest individual stockholder and is also the Chairman of the Board of Advanced Biotherapy, Inc., and owns the majority of the common stock of Advanced Biotherapy. Mr. David Valentine, one of the Company’s directors, is also a director and stockholder of Advanced Biotherapy.
     On July 11, 2008, the Company entered into an agreement with Richard Kiphart, whereby Mr. Kiphart agreed to cause the issuance of certain letters of credit in an amount not to exceed $10 million, to support the issuance of surety bonds required under certain customer contracts. The obligation to continue to provide support for new letters of credit will continue until the earlier of July 10, 2009 or the date on which the Company completes an offering of at least $20 million. The Company has agreed to pay Mr. Kiphart a fee equal to 3-5/8% per annum on the average outstanding balance on letters of credit, or $300,000, whichever is greater. In addition, the Company has agreed to indemnify Mr. Kiphart for any claims under the letters of credit.
     On November 18, 2008, the Company entered into a Stock Purchase Agreement with certain stockholders (the “Sellers”) of Advanced Biotherapy, Inc.(“ADVB”), pursuant to which the Company agreed to acquire 90.8% of the outstanding capital stock of ADVB at $0.008625 per share in exchange for 2,252,341 shares of the Company’s common stock. Mr. Kiphart, one of the Sellers, is the beneficial owner of more than 80% of the shares of ADVB and serves as its Chairman. Mr. David Valentine is also a shareholder and director of both Lime and ADVB. NASDAQ Marketplace Rules require stockholder approval of the issuance of any stock in connection with the acquisition of the stock or assets of another company when any director, officer or substantial shareholder of the issuer has a 5% or greater interest in the company or assets to be acquired. The Company received written consent of holders of a majority of its common stock on November 26, 2008 and has mailed an Information Statement to its stockholders informing them of the consent. The acquisition of ADVB closed on March 3, 2009. Please refer to Note 5 for additional information regarding this transaction.
     As is more fully described in Note 14, during the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes.
     On three occasions during 2006 and 2007, the Company retained Corporate Resource Development, a company owned by William Carey, one of the Company’s directors, to provide sales and marketing consulting services and training. It paid CRD a total of $52,500 for its services in each of 2007 and 2006.
     In January 2007, the Company also entered into an agreement with Mr. Carey to provide it with sales and marketing leads and introductions. In exchange for these services the Company agreed to pay Mr. Carey a commission of 1.5% on any sale that closed as a result of his work and granted him a warrant to purchase 21,429 shares of its stock at $7.56 per share and a term of three years. As of December 31, 2008, no commission had been paid pursuant to this agreement.

Lime Energy Co.
Notes to Financial Statements — Continued
     On June 29, 2006, the Company entered into the PIPE Transaction and Series E Conversion (as described in Notes 22 and 23) with 18 persons and entities, including Messrs. Asplund, Kiphart and Valentine, who are all directors of the Company, for an aggregate purchase price of $17,875,000 for 2,553,571 shares of the Company’s common stock.
     A breakdown of the shares issued in these transactions to Messrs. Asplund, Kiphart and Valentine is as follows:

	Shares	Common
	Issued	Shares	Aggregate
	Upon	Issued	Price Paid
	Conversion	Pursuant to	for PIPE
	of Series E	PIPE	Shares

David R. Asplund	50,600	214,286	$1,500,000
Richard P. Kiphart	1,271,915	814,286	5,700,000
David Valentine	20,814	28,571	200,000

Total	1,343,329	1,057,143	$7,400,000

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
     As part of the acquisition of Parke P.A.N.D.A. Corporation, the Company assumed Parke P.A.N.D.A.’s existing office lease for space in a building in Glendora California owned by a company controlled by Daniel Parke. The Company believes that the terms of the lease are fair as they are comparable to the terms of leases with other third party tenants located in the building. See Note 19 for additional information regarding this lease.
     Certain other related party transactions are disclosed in Notes 13 and 19.
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

Lime Energy Co.
Notes to Financial Statements — Continued
Note 30 — Business Segment Information
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
•	Energy Efficiency Services. The Energy Efficiency Services segment includes:
•	Engineering and consulting: Energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits, e-commissioning, design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

•	Implementation: Implementation services includes energy efficiency lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.
•	Energy Technology. The Energy Technology segment markets a patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The technology provides remote monitoring, management and control of commercial rooftop HVAC units and facility lighting via wireless communication.

•	Financial Services. The Financial Services segment began operations in late 2007 to enable the Company’s commercial and industrial clients to pay for its energy efficiency solutions over time. The Company records these extended term receivables as long-term receivables and consolidates them within Lime Finance for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce its cost of capital.
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

Lime Energy Co.
Notes to Financial Statements — Continued
     An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

Year ended December 31,	2008	2007	2006

Revenues:
Energy Efficiency Services	$54,761,315	$16,182,172	$3,302,014
Energy Technology	2,404,179	3,609,816	4,841,610
Financial Services	56,430	8,292	—
Intercompany sales	—	(319,150)	—

Total	57,221,924	19,481,130	8,143,624

Operating Income (Loss):
Energy Efficiency Services	(2,306,215)	(1,239,361)	(1,175,253)
Energy Technology	(2,385,445)	(8,234,325)	(6,692,648)
Financial Services	45,548	8,292	—
Corporate	(5,798,298)	(5,402,104)	(5,479,000)

Total	(10,444,410)	(14,867,498)	(13,346,901)

Interest Expense, net	(2,591,116)	(685,230)	(3,079,188)

Loss from continuing operations	(13,035,526)	(15,552,728)	(16,426,089)

Depreciation and Amortization:
Energy Efficiency Services	1,855,243	1,559,850	641,870
Energy Technology	601,227	578,853	742,706
Financial Services	—	—	—
Building Control and Automation	—	—	2,021
Corporate	83,134	61,741	—

Total	2,539,604	2,200,444	1,386,597

Capital Additions:
Energy Efficiency Services	333,619	261,943	12,096
Energy Technology	57,314	122,884	68,406
Financial Services	—	—	—
Building Control and Automation	—	—	2,465
Corporate	11,808	129,468	—

Total	402,741	514,295	82,967

Total Assets:
Energy Efficiency Services	52,081,347	16,493,666	12,490,117
Energy Technology	2,356,514	3,166,073	7,486,535
Financial Services	2,263,989	351,297	—
Building Control and Automation	—	—	—
Corporate	6,186,349	5,932,796	5,420,213

Total	$62,888,199	$25,943,832	$25,396,865

Lime Energy Co.
Notes to Financial Statements — Continued
Note 31 — Selected Quarterly Financial Data (unaudited)
     The following represents the Company’s unaudited quarterly results for fiscal 2008 and fiscal 2007. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.

	Fiscal 2008 Quarters Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$2,907,479	$6,933,769	$18,332,079	$29,048,597	$57,221,924
Gross profit	149,078	909,326	4,528,431	6,451,987	12,038,822
Net loss	(4,233,373)	(4,530,589)	(3,138,703)	(1,132,861)	(13,035,526)
Preferred dividends	—	—	—	(288,014)	(288,014)
Net loss available to common shareholders	(4,233,373)	(4,530,589)	(3,138,703)	(1,420,875)	(13,323,540)
Basic and Diluted Loss Per Common Share	(0.55)	(0.57)	(0.36)	(0.16)	(1.59)
Weighted averages shares	7,716,491	7,943,116	8,683,978	9,146,215	8,381,697

	Fiscal 2007 Quarters Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$2,528,547	$4,102,693	$5,461,090	$7,388,800	$19,481,130
Gross profit	372,067	1,157,969	1,434,435	1,434,259	4,398,730
Net loss	(3,310,939)	(2,043,553)	(2,565,425)	(7,632,811)	(15,552,728)
Preferred dividends	—	—	—	—	—
Net loss available to common shareholders	(3,310,939)	(2,043,553)	(2,565,425)	(7,632,811)	(15,552,728)
Basic and Diluted Loss Per Common Share	(0.47)	(0.27)	(0.33)	(0.99)	(2.06)
Weighted averages shares	7,172,382	7,632,656	7,664,534	7,691,220	7,541,960

LIME ENERGY CO.
Schedule II — Valuation and Qualifying Accounts

		Additions/
		(recoveries)
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	adjustments	of period

Allowance for doubtful accounts:

Year ended December 31, 2006	$325,000	$105,000	$(62,000)	$(3,000)	$366,000

Year ended December 31, 2007	$366,000	$126,000	$(341,000)	$—	$151,000

Year ended December 31, 2008	$151,000	$128,000	$(502,000)	$386,000	$163,000
Other adjustment in 2006 resulted from the sale of Great Lakes Controlled Energy and the acquisition of Parke P.A.N.D.A. Corporation and Kapadia Consulting Inc.
Other adjustment in 2008 resulted from the acquisition of Applied Energy Management, Inc.

		Additions/
		(recoveries)
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	adjustments	of period

Reserve for obsolete inventory:

Year ended December 31, 2006	$28,200	$578,400	$(9,800)	$—	$596,800

Year ended December 31, 2007	$596,800	$—	$(596,800)	$1,800	$1,800

Year ended December 31, 2008	$1,800	$—	$—	$—	$1,800
Other adjustment of $1,800 in 2007 resulted from the acquisition of Texas Energy Products, Inc.