Form 10-Q
period 2009-03-31
LIME ENERGY CO.
filed 2009-05-12
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
13,067,038 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 11, 2009.

LIME ENERGY CO.
FORM 10-Q
For The Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lime Energy Co.
Condensed Consolidated Balance Sheets

	March 31
	2009	December 31
	(unaudited)	2008 (1)

Assets

Current assets
Cash and cash equivalents	$8,822,548	$3,733,540
Accounts receivable, net	16,744,884	24,226,968
Inventories	628,003	665,045
Costs and estimated earnings in excess of billings on uncompleted contracts	3,388,678	4,078,273
Prepaid expenses and other	1,023,886	1,417,925

Total Current Assets	30,607,999	34,121,751

Net Property and Equipment	1,975,762	2,081,311

Long Term Receivables	1,046,758	1,030,688
Deferred Financing Costs, net	3,324	4,027
Intangibles, net	6,661,129	7,136,957
Goodwill	18,627,363	18,513,465

	$58,922,335	$62,888,199

Lime Energy Co.
Condensed Consolidated Balance Sheets

	March 31
	2009	December 31
	(unaudited)	2008 (1)

Liabilities and Stockholders’ Equity

Current liabilities
Lines of Credit	$2,115,775	$3,986,708
Current portion of long-term debt	1,222,296	187,170
Accounts payable	8,092,725	15,452,248
Accrued expenses	2,617,607	3,855,213
Billings in excess of costs and estimated earnings on uncompleted contracts	1,874,933	1,957,927
Deferred revenue	360,556	357,516
Customer deposits	908,223	1,289,224

Total Current Liabilities	17,192,115	27,086,006

Deferred Revenue	69,268	90,773
Long-Term Debt, less current portion	4,870,637	5,716,848
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	23,166,020	33,927,627

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 authorized, 361,520 and 358,710 issued as of March 31, 2009 and December 31, 2008, respectively (liquidation value of $14,822,320 and $14,707,110 as of March 31, 2009 and December 31, 2008, respectively)	3,615	3,587
Common stock, $0.0001 par value; 200,000,000 shares authorized 13,050,817 and 9,555,053 issued as of March 31, 2009 and December 31, 2008, respectively	1,304	955
Additional paid-in capital	144,794,088	134,390,419
Accumulated deficit	(109,042,692)	(105,434,389)

Total Stockholders’ Equity	35,756,315	28,960,572

	$58,922,335	$62,888,199

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008

Lime Energy Co.
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended March 31	2009	2008

Revenue	$13,724,758	$2,246,836

Cost of sales	10,919,922	2,213,255

Gross Profit	2,804,836	33,581

Selling, general and administrative	5,232,638	2,989,920
Amortization of intangibles	344,913	106,850

Operating Loss	(2,772,715)	(3,063,189)

Other Income (Expense)
Interest income	32,682	43,900
Interest expense	(475,941)	(383,716)

Total other income (expense)	(443,259)	(339,816)

Loss from continuing operations before discontinued operations	(3,215,974)	(3,403,005)

Discontinued Operations:
Loss from operation of discontinued business	(392,329)	(830,368)

Net Loss	(3,608,303)	(4,233,373)

Preferred Stock Dividends	(555,789)	—

Net Loss Available to Common Stockholders	$(4,164,092)	$(4,233,373)

Basic and diluted loss per common share from Continuing operations	$(0.34)	$(0.44)

Discontinued operations	(0.04)	(0.11)

Basic and Diluted Loss Per Common Share	$(0.38)	$(0.55)

Weighted Average Common Shares Outstanding	11,018,022	7,731,735

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Series A-1	Series A-1	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2008	9,555,053	$955	358,710	$3,587	134,390,419	$(105,434,389)	$28,960,572

Issuance of common stock (less issuance costs of $24,954	933,049	93	—	—	3,249,953	—	3,250,046

Acquisition of Advanced Biotherapy, Inc. (less transaction costs of $744,800)	2,486,149	249	—	—	6,763,787	—	6,764,036

Earn-out shares paid to former owners of Applied Energy Management, Inc.	63,052	6	—	—	293,186	—	293,192

Preferred dividends	—	—	—	—	(555,789)	—	(555,789)

Satisfaction of accrued dividends through the issuance of preferred stock	—	—	2,810	28	115,178	—	115,206

Satisfaction of interest obligation through issuance of common stock	13,514	1	—	—	62,839	—	62,840

Share based compensation	—	—	—	—	474,515	—	474,515

Net loss for the three months ended March 31, 2009	—	—	—	—	—	(3,608,303)	(3,608,303)

Balance, March 31, 2009	13,050,817	$1,304	361,520	$3,615	144,794,088	$(109,042,692)	$35,756,315

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2009	2008

Cash Flows from Operating Activities
Net Loss	$(3,608,303)	$(4,233,373)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Provision for (recovery of) bad debt	46,350	(24,306)
Share based compensation	474,515	955,248
Depreciation and amortization	603,057	313,878
Amortization of deferred financing costs	703	711
Amortization of issuance discount	246,154	248,889
Issuance of warrants in exchange for services received	—	162,300
Accrued dividend satisfied through the issuance of preferred stock	115,206	—
Accrued interest satisfied through the issuance of common stock	62,840	63,017
PIK notes issued for interest	21,095	—
Gain on disposition of fixed assets	(438)	—
Changes in assets and liabilities
Accounts receivable	7,449,911	2,207,334
Inventories	37,042	32,600
Costs and estimated earnings in excess of billings on uncompleted contracts	689,595	—
Other current assets	394,039	(222,130)
Accounts payable	(7,375,884)	(1,259,198)
Accrued expenses	(948,405)	(351,601)
Billings in excess of costs and estimated earnings on uncompleted contracts	(82,994)	—
Deferred revenue	(18,465)	(314,788)
Customer deposits	(381,001)	(13,073)

Net cash used in operating activities	(2,274,983)	(2,434,492)

Cash Flows Used in Investing Activities
Acquisition costs	(613,898)	(12,060)
Proceeds from sale of fixed assets	11,172	—
Purchase of property and equipment	(32,415)	(80,887)

Net cash used in investing activities	(635,141)	(92,947)

Cash Flows Provided by Financing Activities
Net payments on line of credit	(1,850,000)	—
Payments of long-term debt	(57,239)	(20,828)
Proceeds from issuance of common stock	10,676,125	—
Costs related to stock issuances	(769,754)	—
Proceeds from exercise of options and warrants	—	87,085

Net cash provided by financing activities	7,999,132	66,257

Net Increase (Decrease) in Cash and Cash Equivalents	5,089,008	(2,461,182)

Cash and Cash Equivalents, at beginning of period	3,733,540	4,780,701

Cash and Cash Equivalents, at end of period	$8,822,548	$2,319,519

See accompanying notes to condensed consolidated financial statements.

As of March 31	2009	2008

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest - continuing operations	$166,643	$135,725

Cash paid during the period for interest - discontinued operations	575	847

Interest obligation satisfied through the issuance of common stock	62,840	63,017

Accrued earn-out satisfied through the issuance of common stock	293,192	—

Satisfaction of accrued dividend through the issuance of 2,810 shares of Series A-1 preferred stock	115,206	—

Extinguishment of line of credit	20,933	—

Issuance of revolving credit note in satisfaction of interest payable	21,095	—

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Lime Energy Co. (“Lime Energy” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In our opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods.
The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2008.
The Company has taken steps to dispose of its Maximum Performance Group, Inc. (“MPG”) subsidiary and has reported the operating results for this business as discontinued operations on the expectation that it will sell MPG within the near future. Please see Note 4 for additional information regarding the discontinued operations.
Note 2 — Stock-Based Compensation
Stock Options
The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option. The Company recognized $461,815 and $955,248 of share based compensation expense related to stock options during the three month periods ended March 31, 2009 and 2008, respectively. The following table summarizes the expense for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Cost of			Cost of
	Sales	SG&A	Total	Sales	SG&A	Total

Energy efficiency services	$30,078	$195,291	$225,369	$42,253	$256,250	$298,503
Corporate overhead	—	231,806	231,806	—	599,103	599,103
Discontinued operations	3,626	1,014	4,640	45,762	11,880	57,642

	$33,704	$428,111	$461,815	$88,015	$867,233	$955,248

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The Company historically used a modified Black-Scholes option pricing model to value its employee options, but beginning October 1, 2008, it began using an Enhanced Hull-White Trinomial model. The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model and Enhanced Hull-White Trinomial model for stock options under Statement of Financial Accounting Standards No. 123R, are as follows:

Three months ended March 31	2009	2008

Weighted average fair value per option granted	$2.26	$6.77

Significant assumptions (weighted average):
Risk-free rate	0.10%	3.18%
Dividend yield	0.00%	0.00%
Expected volatility	84.7%	89.2%
Expected life (years)	4.6	5.4

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
On March 3, 2009, the Company completed a value-for-value stock option exchange program which was approved by the Company’s stockholders on November 26, 2008. Pursuant to the option exchange, 238,697 eligible options were canceled and replaced with 109,073 replacement stock options. The exchange ratio was calculated such that the value of the replacement options would approximate the value of the canceled options, determined in accordance with the Black-Scholes option valuation model.
As part of the acquisition of Advanced Biotherapy, Inc. (“ADVB”) the Company agreed to exchange existing ADVB options for options to purchase the number of shares of its stock each holder would have received had he or she exercised the option in full prior to the acquisition, with the same aggregate price and expiration date. ADVB option holders have until May 5, 2009 to accept the Company’s exchange offer. As of March 31, 2009, the Company had issued options to acquire 183,891 shares of its stock to former holders of ADVB options with an average exercise price of $3.63 per share.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Option activity under the Company’s stock option plans as of March 31, 2009 and changes during the three months then ended are presented below:

	Exercise Price Per		Weighted Average
	Shares	Share	Exercise Price

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Granted	222,606	$3.30 - $196.88	$3.86
Exercised	—	—	—
Forfeited	(18,545)	$3.50-$13.30	$8.74
Tendered for exchange	(238,697)	$8.26 -$215.25	$18.76
Replacements issued	109,073	$3.66	$3.66

Outstanding at March 31, 2009	2,563,094	$3.30 - $1,363.95	$16.75

Options exercisable at March 31, 2009	1,782,141	$3.30 - $1,363.95	$21.20

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at March 31,	Contractual	Average	March 31,	Average
Exercise Price	2009	Life	Exercise Price	2009	Exercise Price

$3.30 - $4.00	630,002	8.4 years	$3.47	229,894	$3.37
$4.01 - $6.00	35,715	9.8 years	$4.65	17,860	$4.65
$6.01 - $8.00	1,464,436	6.9 years	$7.08	1,351,818	$7.01
$8.01 - $10.00	22,369	8.9 years	$9.07	13,890	$9.20
$10.01 -$20.00	368,793	8.5 years	$11.15	126,900	$11.16
$20.01 -$1,363.95	41,779	1.4 years	$619.80	41,779	$619.80

$3.30 - $1,363.95	2,563,094	7.4 years	$16.75	1,782,141	$21.20

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2009 of $3.80 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009 was $208,235. The aggregate intrinsic value of exercisable options as of March 31, 2009 was $98,220. These amounts will change based on changes in the fair market value of the Company’s common stock.
As of March 31, 2009, $1,778,567 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Employee Stock Purchase Plan
The Company implemented an Employee Stock Purchase Plan during the first quarter of 2009, with the first offering period commencing on March 1, 2009. No purchases were made under the Employee Stock Purchase Plan during the three months ended March 31, 2009. As of March 31, 2009, 300,000 shares under the 2006 Purchase Plan remain available for issuance. For the three months ended March 31, 2009, the Company recorded compensation expense related to the Employee Stock Purchase Plan of $12,700 and there was approximately $102,500 of total unrecognized compensation cost related to the Employee Stock Purchase Plan which is expected to be recognized over a 20 month period.
Note 3 — Acquisition of Advanced Biotherapy, Inc.
On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008. The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity. Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash and a Revolving Credit Note issued by the Company that had an outstanding balance of $42,029 and accrued interest payable of $51,797. The Company has cancelled the Revolving Credit Note and does not plan to continue to operate ADVB as a going concern after the closing.
The Company exchanged the remaining shares of ADVB for 233,808 shares of the Company’s common stock, pursuant to a Form S-4 registration statement (reg. no. 333-156924) that was declared effective by the Securities and Exchange Commission on February 6, 2009.
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
ADVB was formed for the purpose of developing biologic therapeutic antibodies for the treatment of a range of autoimmune diseases based on an anti-cytokine platform technology. ADVB’s activities consisted primarily of research, development and investigational human clinical trials. During 2006, ADVB completed a debt restructuring and equity placement at which time Mr. Kiphart became ADVB’s chairman and majority owner. Due to the time and expense required to commercialize the methods underlying its patents in combination with the remaining life of the patents, ADVB’s management decided to discontinue all research and development work in 2006 and instead focus on investment and acquisition opportunities. As of December 31, 2008, it had one part-time employee which Lime Energy did not retain after the acquisition.
ADVB has no revenue generating operations and does not have employees capable of developing a product that will be considered a business. Therefore it is not considered a business as defined by Regulation S-X, Rule 11-01(d) or by generally accepted accounting principles. Consequently, the merger was not accounted for as a business combination under the guidance of Financial Accounting Standard

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
No. 141R, Business Combinations. The substance of the ADVB Acquisition includes two distinct events. First, as a result of the transaction, the Company has settled the amounts due to ADVB under its revolving credit note (see Note 10). In addition, the Company has received approximately $7.4 million of cash in exchange for the shares of common stock it issued in connection with the ADVB acquisition. As a result of the merger, the Company eliminated any debt due to ADVB, recorded the assets acquired (consisting primarily of cash and cash equivalents) at fair value and credited equity for the value of its common shares issued in connection with the ADVB acquisition.
Note 4 — Acquisition of Applied Energy Management, Inc.
On June 11, 2008 the Company acquired all of the outstanding capital stock of Applied Energy Management, Inc. (“AEM”) for $4,000,000 in cash and 945,777 shares of the Company’s common stock, of which $3,500,000 in cash and 882,725 shares were paid at the time of closing and $500,000 and 63,052 shares were paid in March 2009 following determination of the amounts owed under an earn-out provision of the purchase agreement. For accounting purposes the common stock issued was valued at the fair market value at the time of issuance. The acquisition was recorded using the purchase method of accounting, accordingly, the results of operations for AEM have been included in the consolidated statement of operations since the date of acquisition.
Note 5 — Discontinued Operations
On March 5, 2009, the Company’s Board of Directors authorized management to retain an investment bank to seek a buyer for the Company’s Maximum Performance Group, Inc. subsidiary (“MPG”). The investment bank has been successful in soliciting expressions of interest from potential buyers. The potential buyers are currently performing their due diligence review of MPG, which the Company hopes will lead to definitive offers to purchase MPG. The Company has reported MPG operating results as discontinued operations in the accompanying financial statements based on the expectation that it will sell MPG within the near future.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

As of	March 31, 2009	December 31, 2008

Accounts receivable	$393,961	$413,494
Other current assets	722,296	773,962

Total current assets	1,116,257	1,187,456

Net property, plant & equipment	102,836	117,434
Other assets	196,182	327,097

Total assets	$1,415,275	$1,631,987

Accounts payable	$51,655	$107,110
Other current liabilities	536,680	611,647

Total current liabilities	588,335	718,757

Long term liabilities	68,714	103,114

Total liabilities	$657,049	$821,871

The revenue and loss related to the discontinued operations were as follows:

Three months ended March 31	2009	2008

Revenue	$399,893	$660,643

Net Loss	(392,329)	(830,368)

Note 6 — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effect the adoption of SFAS No. 141R will have on the Company’s financial statements will depend on the nature and size of acquisitions completed.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
other U.S. generally accepted accounting principles. This FSP is effective for interim and annual financial statements beginning after November 15, 2008. The adoption of this FSP did not have a material impact on its financial statements.
In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and a noncontrolling interest as equity transactions between the parties. The Company’s adoption of SFAS 160 as of January 1, 2009 did not have a material impact on its financial statements.
In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles U.S. (“GAAP”). This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement will have a material impact on its financial statements.
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009. The adoption of FSP APB 14-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.
During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6—9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). EITF 07-05 does not address that second part of

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
the scope exception in paragraph 11(a) of SFAS 133. We adopted EITF 07-05 effective January 1, 2009 with no impact on the Company’s financial condition and results of operations.
During June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, which effectively considers any outstanding unvested share-based payment awards that contain dividend provisions during the requisite service period and that are not required to be forfeited by the employee, to participate in the undistributed earnings of a company. Application of this FSP, specifically any changes to forfeiture estimates that result from the application should not change prior or current earnings-per-share computation. This FSP requires retroactive adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted EITF 03-6-1 effective January 1, 2009 with no impact on the Company’s financial condition and results of operations.
Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 applies to most current accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value. In 2008, the Company had only partially applied the provisions of SFAS 157 as management elected the deferral provisions of FASB Staff Position (“FSP”) SFAS 157-2 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 1, 2009. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include goodwill and intangible assets with an indefinite which are reported at fair value as a result of impairment testing. There was no impact to our financial position, results of operations, or cash flows as a result of the adoption of SFAS 157 for non-financial assets and liabilities.
Note 7 — Net Loss Per Share
The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued. Diluted earnings would include all common stock equivalents. The Company has not included the outstanding options, warrants or shares issuable upon conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2009 and 2008 because the effect would be antidilutive.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

Three months ended March 31	2009	2008

Weighted average shares issuable upon exercise of outstanding options	2,524,669	2,146,285

Weighted average shares issuable upon exercise of outstanding warrants	707,118	431,366

Weighted average shares issuable upon conversion of preferred stock (1)	—	—

Weighted average shares issuable upon conversion of convertible debt	714,286	714,286

Total	3,946,073	3,291,937

(1)	Excludes Series A-1 Preferred Stock which will become convertible if not redeemed prior to January 1, 2010
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
Changes in the Company’s warranty liability are as follows:

	2009	2008

Balance at the beginning of the period	$208,863	$377,902

Warranties issued	1,400	19,100

Settlements	(85,900)	(64,906)

Balance, as of March 31	$124,363	$332,096

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 9 — Inventories
Inventories consisted of the following:

As of	March 31, 2009	December 31, 2008

Raw materials	$628,003	$666,883

Reserve for obsolescence	—	(1,838)

	$628,003	$665,045

Note 10 — Revolving Line of Credit
On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. (“ADVB”) and Richard Kiphart, the Company’s chairman and largest individual investor. On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14,500,000 from $1,500,000. On October 31, 2008 the note and related documents with ADVB were amended to increase its commitment from $1.5 million to $4.5 million. On November 14, 2008, Mr. Kiphart agreed to convert his note into shares of the Company’s Series A-1 preferred stock. On November 18, 2008, the Company entered an agreement to acquire 90.8% of the shares of ADVB and it completed a short-form merger on March 3, 2009, whereby it merged ADVB with a newly created acquisition subsidiary. Following the merger it canceled the outstanding balance of $42,029 and accrued interest of $51,797 on the ADVB line of credit. Please refer to Note 3 for additional information regarding the ADVB acquisition.
Note 11 — Subordinated Convertible Term Notes
During the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes (the “Term Notes”). The Term Notes mature on May 31, 2010, although they may be prepaid at any time after May 31, 2008 at the Company’s option without penalty, and accrue interest at the rate of 10% per year. Interest is payable quarterly, 50% in cash and 50% in shares of the Company’s common stock valued at the market price of the Company’s common stock on the interest due date. The Term Notes are convertible at any time at the Investors’ election at $7.00 per share and will automatically convert to shares of common stock at $7.00 per share, if, at any time after May 31, 2008 the closing price of the Company’s common stock exceeds $10.50 per share for 20 days in any consecutive 30-day period. The loan agreement provides for acceleration upon the occurrence of typical events of default, including nonpayment, nonperformance, bankruptcy and collateral impairment.

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
The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to the Term Notes and are being amortized over the term of the Term Notes using the effective interest method. Amortization of the discount of $246,154 and $248,889 was included in interest expense during the three-month periods ended March 31, 2009 and 2008, respectively.
In addition, the Company incurred costs of $8,572 relative to the Term Note offering. These costs have been capitalized and are also being amortized over the term of the Term Notes using the effective interest method. Amortization of the deferred issuance costs of $703 and $711 was included in interest expense during the three-month periods ended March 31, 2009 and 2008, respectively.
Note 12 — The November 2008 PIPE Transaction
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

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
stockholders from the holders of shares representing 58.7% of the total outstanding shares of its common stock on November 13, 2008, which was sufficient under the General Corporation Law of the State of Delaware and the Company’s By-Laws to approve the transaction.
Securities and Exchange Commission rules require that any corporate actions requiring the stockholder approval that are approved pursuant to a written consent in lieu of a meeting be communicated to all stockholders via an Information Statement and that the corporate action so approved cannot take place until at least 20 days following the mailing or giving of the Information Statement to stockholders. The Company mailed an Information Statement to all of its stockholders on December 31, 2008 informing them of the November 13, 2008 written consent in lieu of a meeting.
Proceeds from the offering will be used for general corporate purposes.
Note 13 — Preferred Stock
On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note and $207,104 of accrued interest into 358,710 shares of Series A-1 preferred stock. Each outstanding share of preferred stock is entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value (which is $41.00) on or prior to June 30, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after July 1, 2009 (9% in cash and 8% in additional shares of preferred stock). The preferred stock is convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock. The Company can redeem the preferred stock at any time at a premium to the stated value. The redemption premium is 10% through to March 31, 2009, increasing thereafter to 11% through June 30, 2009, after which it increases to 12%. The holder of the Series A-1 preferred stock votes with the Company’s common stockholders on an as converted basis. Mr. Kiphart and Mr. Valentine have agreed to recuse themselves from any vote of the Board of Directors with respect to a redemption or repurchase of the Series A-1 preferred stock.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 14 — Business Segment Information
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
•	Energy Efficiency Services. The Energy Efficiency Services segment includes:
o	Engineering and consulting: Energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits, e-commissioning, design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

o	Implementation: Implementation services includes energy efficiency lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.
•	Financial Services. The Financial Services segment began operations in late 2007 to enable the Company’s commercial and industrial clients to pay for its energy efficiency solutions over time. The Company records these extended term receivables as long-term receivables and consolidates them within its Lime Finance subsidiary for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce its cost of capital.
Prior to March 31, 2009, the Company also operated an Energy Technology segment, which was comprised of its Maximum Performance Group, Inc. subsidiary (“MPG”). This segment marketed a patented line of HVAC and lighting controllers under the eMAC and uMAC brand names. The technology provides remote monitoring, management and control of commercial rooftop HVAC units and facility lighting via wireless communication. The Company has taken steps to sell MPG, and accordingly, the operating results have been separately reported as discontinued operations.

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
The following is the Company’s business segment information:

Three months ended March 31	2009	2008

Revenues:
Energy Efficiency Services	$13,713,150	$2,241,777
Financial Services	11,608	5,059

Total	13,724,758	2,246,836

Operating Loss:
Energy Efficiency Services	(1,277,381)	(1,508,639)
Financial Services	11,012	5,003
Corporate Overhead	(1,506,346)	(1,559,553)

Total	(2,772,715)	(3,063,189)

Interest expense, net	(443,259)	(339,816)

Loss from continuing operations	(3,215,974)	(3,403,005)

Discontinued operations	(392,329)	(830,368)

Net Loss	$(3,608,303)	$(4,233,373)

As of	March 31, 2009	December 31, 2008

Total Assets:
Energy Efficiency Services	$46,789,644	$52,805,874
Financial Services	2,398,770	2,263,989
Assets Held for Sale (Note 4)	1,415,275	1,631,987
Corporate Overhead	8,318,646	6,186,349

Total	$58,922,335	$62,888,199

Lime Energy Co.
Notes to Condensed Consolidated Financial Statements
Note 15 — Equity Issuances
(a)	During the first quarter of 2009, the Company issued 13,514 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.
(b)	During the first quarter of 2009, the Company issued 2,810 shares of its Series A-1 preferred stock in partial satisfaction of dividends owed the holder.
Note 16 — Related Party Transactions
On January 30, 2009, the Company closed on tranche B of the Subscription Agreements dated November 13, 2008 between the Company and seven investors affiliated with the Company. The investors in this private transaction included Richard Kiphart, the Company’s Chairman, David Asplund, the Company’s Chief Executive Officer, Daniel Parke, the Company’s President, Jeffrey Mistarz, the Company’s Chief Financial Officer, and Gregory Barnum and David Valentine, members of the Company’s Board of Directors. For additional information regarding this transaction please refer to Note 12 above.
As is more fully described in Note 3 above, in March 2009, the Company acquired all of the outstanding shares of Advanced Biotherapy, Inc., a company in which Mr. Kiphart, the Company’s Chairman and largest individual stockholder, owned approximately 80% of the common stock and served as the chairman of its board of directors. Mr. David Valentine, one of the Company’s directors, is also a director and stockholder of Advanced Biotherapy.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report. This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2009 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.
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
We operate under two reporting segments: Energy Efficiency Services and Financial Services.
•	Energy Efficiency Services. Our Energy Efficiency Services segment includes:
o	Engineering and consulting: We apply our engineering expertise to analyze each client’s energy consumption and operational needs and develop customized energy efficiency solutions. Our energy engineering and consulting services include project development services, energy management planning, energy bill analysis, building energy audits and e-commissioning. We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.
o	Implementation: We provide a range of energy efficiency and conservation services, including energy efficient lighting upgrade services, mechanical and electrical conservation services, water conservation, services building envelope weatherization services and renewable energy solutions. Our objective is to improve the quality of our clients’ physical space, maximize their operational savings, capitalize on rebates available to them and reduce their maintenance costs. We take into consideration factors such as infrastructure requirements, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates and tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.

•	Financial Services. Our Financial Services segment began operations in late 2007 to enable our commercial and industrial clients to pay for our energy efficiency solutions over time. We record the extended payment receivables from our clients as long-term receivables and consolidate them within a subsidiary for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce our cost of capital. Since its inception through March 31, 2009, we have provided extended payment terms on approximately $3.5 million of our sales, and as of March 31, 2009 we had approximately $2.7 million of receivables in this portfolio.
In March 2009 we began the process of selling our Maximum Performance Group, Inc. subsidiary, which formerly made up our Energy Technology business segment in order to focus on our core Energy Efficiency Services business. The Energy Technology segment, which represented approximately 4% of our 2008 revenue, offers a patented line of heating, ventilation and air conditioning and lighting controllers under the eMAC and uMAC brand names. The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units. The uMAC technology is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.
Results of Operations
Revenue
We generate the majority of our revenue from the sale of our services as well as the sale of products that we purchase and resell to our clients. All of our revenue is earned in the United States.
Energy Efficiency Services Segment
Revenue from our Energy Efficiency Services business includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our clients. The substantial majority of our Energy Efficiency Services revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Historically, our projects have typically been completed within one to three weeks, with the exception of a few multi-month projects. With the addition of AEM, the number of multi-month projects has increased significantly, as historically, AEM’s projects have typically taken four to eight months to complete.
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

Gross Profit
Gross profit equals our revenue less costs of sales. Our cost of sales consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.
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
Amortization of Intangibles
When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.), intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.) and goodwill. We amortize the value of certain intangible assets over their estimated useful lives as a non-cash expense.
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
Dividend Expense
Dividend expense includes dividends accrued on our Series A-1 preferred stock.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Consolidated Results

	Three Months Ended March 31			Change from Historical		Change from Pro forma
		2008	2008
	2009	Historical	Pro forma (1)	$	%	$	%
Revenue	$13,724,758	$2,246,836	$8,606,313	$11,477,922	510.8%	$5,118,445	59.5%
Cost of sales	10,919,922	2,213,255	7,303,196	8,706,667	393.4%	3,616,726	49.5%

Gross profit	2,804,836	33,581	1,303,117	2,771,255	8252.4%	1,501,719	115.2%

Selling, general and administrative	5,232,638	2,989,920	5,141,182	2,242,718	75.0%	91,456	1.8%
Amortization of intangibles	344,913	106,850	635,945	238,063	222.8%	(291,032)	-45.8%

Operating Loss	(2,772,715)	(3,063,189)	(4,474,010)	290,474	-9.5%	1,701,295	-38.0%

Other income (expense)	(443,259)	(339,816)	(705,766)	(103,443)	30.4%	262,507	-37.2%

Loss from continuing operations	(3,215,974)	(3,403,005)	(5,179,776)	187,031	-5.5%	1,963,802	-37.9%

Loss from discontinued operations	(392,329)	(830,368)	(830,368)	438,039	-52.8%	438,039	-52.8%

Net loss	$(3,608,303)	$(4,233,373)	$(6,010,144)	$625,070	-14.8%	$2,401,841	-40.0%

Preferred stock dividends	(555,789)	—	—	(555,789)	—	(555,789)	—

Net loss available to common stockholders	$(4,164,092)	$(4,233,373)	$(6,010,144)	$69,281	-1.6%	$1,846,052	-30.7%

(1)	Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008
The following table presents the percentage of certain items to revenue:

	Three Months Ended March 31
		2008	2008
	2009	Historical	Pro forma (1)
Revenue	100.0%	100.0%	100.0%
Cost of sales	79.6%	98.5%	84.9%

Gross profit	20.4%	1.5%	15.1%

Selling, general and administrative	38.1%	133.1%	59.7%
Amortization of intangibles	2.5%	4.8%	7.4%

Operating Loss	-20.2%	-136.3%	-52.0%

Other income (expense)	-3.2%	-15.1%	-8.2%

Loss from continuing operations	-23.4%	-151.5%	-60.2%

Loss from discontinued operations	-2.9%	-37.0%	-9.6%

Net loss	-26.3%	-188.4%	-69.8%

Preferred stock dividends	-4.0%	0.0%	0.0%

Net loss available to common stockholders	-30.3%	-188.4%	-69.8%

(1)	Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

Revenue. Our revenue for the three months ended March 31, 2009 was $13,724,758, representing a 510.8%, or $11,477,922 increase over the $2,246,836 earned in the first three months of 2008. Our revenue increased $5,118,445 or 59.5% over the first quarter 2008 pro forma revenue of $8,606,313. The increase in revenue was due to continued improvement in the productivity of our salespeople and continued strong customer interest in energy efficiency services. We expect to record more moderate growth in our quarterly revenue when compared to 2008 pro forma results for the balance of 2009. Our revenue is also expected to continue to be somewhat seasonal, with between 60% and 70% of our revenue earned in the second half of the year.
Gross Profit. Our gross profit for the three-month period ended March 31, 2009 was $2,804,836, a $2,771,255 increase over the $33,581 earned during the same period in 2008. Our gross profit increased $1,501,719, or 115.2% when compared to the $1,303,117 earned on a pro forma basis during the first quarter of 2008. Our gross profit margin for the first quarter of 2009 was 20.4% compared to 1.5% for the first quarter of 2008 on a historical basis and 15.1% on a pro forma basis. The improvements in our gross profit and gross profit margin were the result of the increase in revenue leveraging certain fixed costs contained in our cost of sales and an increase in the average margin earned on completed projects. We believe that our gross profit margin will increase moderately with expected increases in revenue later in the year.
Selling, General and Administrative Expense. Our SG&A for the first quarter of 2009 was $5,232,638, an increase of $2,242,718, or 75.0%, compared to the $2,989,920 for the same period during 2008. Our SG&A increased $91,456 or 1.8%, from $5,141,182 for the first quarter 2008 on a pro forma basis. Share based compensation expense included in SG&A declined approximately $426,000. This was offset by a $150,000 increase in franchise taxes, a $200,000 increase in outside consulting fees, including legal, marketing, IT and compensation, a $75,000 increase in labor expense, a $30,000 increase in insurance expense and a $70,000 increase in bad debt expense. Our SG&A was 38.1% of revenue during the first quarter of 2009 as compared to 133.1% for the same period in 2008 and 59.7% during the first quarter of 2008 on a pro forma basis. This reduction in SG&A as a percentage of revenue was due to our ability to keep the growth in SG&A to 1.8% over 2008 pro forma while increasing revenue by 59.5%. We expect our quarterly SG&A expense to increase slightly during the balance of the year, due primarily to annualization of 2008 new hires and selective additions to our engineering and sales staffs.
Amortization of Intangibles. Amortization expense associated with our intangible assets was $344,913 during the first quarter of 2009, an increase of $238,063 when compared to the $106,850 for the first quarter of 2008. This increase was the result of the acquisition of AEM in June 2008. Amortization expense declined $291,032 from 2008 pro forma first quarter expense of $635,945. Amortization expense is expected to decline to $313,288, $256,737 and $256,373 for each of the remaining quarters of 2009 as certain intangible assets become fully amortized.
Other Non-Operating (Expense) Income. Other expense increased $103,443 or 30.4% to $443,259 during the first quarter of 2009 compared to $339,816 for the first quarter of 2008. Interest expense was $475,941 for the first quarter of 2009, an increase of $92,225 when compared to $383,716 for the first quarter of 2008. The components of interest expense for the three-month periods ended March 31, 2009 and 2008 are as follows:

		2008	2008
Three months ended March 31	2009	Historical	Pro forma

Lines of credit	$52,668	$—	$287,686
Note payable	26,767	—	73,816
Mortgage	4,201	8,223	8,223
Subordinated convertible notes	123,287	124,317	124,317
Other	22,161	1,577	6,025

Total contractual interest	$229,084	$134,117	$500,067

Amortization of deferred issuance costs and debt discount	246,857	249,599	249,599

Total interest expense	$475,941	$383,716	$749,666

Total contractual interest (the interest on outstanding loan balances) increased $94,967 during the first quarter of 2009 to $229,084 from $134,117 during the first quarter of 2008. The increase was primarily the result of the debt assumed as part of the acquisition of AEM and borrowings under our line of credit. The accrued interest on the line of credit was cancelled when we acquired ADVB in March 2009. Contractual interest expense for the first quarter declined $270,983 when compared to the pro forma contractual interest expense of $500,067. This reduction was largely the result of the conversion of $14.5 million of the line of credit into the Series A-1 preferred and the repayment of certain notes payable assumed as part of the acquisition of AEM.
Interest income declined $11,218 to $32,682 during the first quarter of 2009, from $43,900 during the first quarter of 2008. The decline was the result of lower average invested balances and lower interest rates earned on invested balances.
Discontinued Operations. The loss from discontinued operations declined $438,039 or 52.8% to $392,329 for the first quarter of 2009 from $830,368 for the first quarter of 2008. The improvement in the net loss was due to reductions in research and development costs and headcount.
Liquidity and Capital Resources
As of March 31, 2009, we had cash and cash equivalents of $8,822,548, compared to $3,733,540 on December 31, 2008. Our debt obligations as of March 31, 2009 consisted of $5,000,000 of convertible subordinated notes, a note payable to a former stockholder of AEM of $1,422,390, a note payable to a bank of $2,115,775, a mortgage of $445,000 on our facility in Elk Grove Village Illinois and various vehicle loans totaling $390,670.
Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the private placement of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Three months ended March 31	2009	2008

Net cash used in operating activities	$(2,274,983)	$(2,434,492)
Net cash used in investing activities	(635,141)	(92,947)
Net cash provided by financing activities	7,999,132	66,257

Net Increase (Decrease) in Cash and Cash Equivalents	$5,089,008	$(2,461,182)

Cash and Cash Equivalents, at beginning of period	3,733,540	4,780,701

Cash and Cash Equivalents, at end of period	$8,822,548	$2,319,519

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net cash increased $5,089,008 during the first three months of 2008 as compared to decreasing $2,461,182 during the same period in 2008.
Operating Activities
Operating activities consumed cash of $2,774,983 during the three-month period March 31, 2009 as compared to consuming cash of $2,434,492 during the same period of 2008.
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
The cash consumed by operating activities before changes in working capital declined $474,815 or 19% to $2,038,821 during the first quarter of 2009 as compared to $2,513,636 consumed during the first quarter of 2008. The reduction in the cash consumption was the result of the reduction in the cash operating loss (excluding depreciation, amortization and share based compensation). We believe that we will continue to see improvements in the cash consumed by operating activities before changes in working capital if our revenue and profitability improve as we believe they will, such that we expect our operations will generate cash before changes in working capital during the second half of the year.
Changes in working capital consumed cash of $236,162 during the first quarter of 2009 as compared to generating $79,144 during the same period in 2008. The increased use of cash for working capital during 2009 was the result of higher sales during the period. We expect our working capital requirements to continue to increase with increases in our sales in future periods, though we hope improvements in our receivables turnover will keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities
Cash used in investing activities increased $542,194 to $635,141 during the three-month period ending March 31, 2009, from $92,947 for the same period in 2008. The payment of the AEM earn-out and costs incurred during the first quarter of 2009 associated with the acquisition of AEM were responsible for $613,898 of the increase. This was offset by a reduction in capital expenditures and an increase in proceeds from the sale of fixed assets. During the first quarter of 2008 we incurred $12,060 of expense associated with the final valuation of the intangibles associated with the acquisitions of Texas Energy Products and Preferred Lighting. We do not expect to make significant expenditures for fixed assets for the balance of the year.
Financing Activities
Financing activities generated cash of $7,999,132 during the first quarter of 2009 as compared to generating $66,257 during the first quarter of 2008. During the first quarter of 2009 we closed on the acquisition of ADVB and gained access to its cash balances of $7.4 million. We have treated this acquisition as an offering because we acquired ADVB to gain access to its cash. We do not intend to continue to operate the company as a going concern. We also closed on tranche B of the November 2008 PIPE during the first quarter of 2009, generating cash proceeds of $3,275,000. The proceeds from these two transactions were partially offset by a $1,850,000 net pay down on our line of credit; $769,754 in transaction costs related primarily to the acquisition of ADVB; and $57,239 in scheduled principal payments on our debt. During the first quarter of 2008 proceeds from the exercise of options and warrants generated $87,085, which was partially offset by scheduled principal payments on our debt of $20,828.
SOURCES OF LIQUIDITY
Our primary sources of liquidity are our available cash reserves of $8,822,548.
Our ability to continue to expand our sales will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, working capital requirements and the level and amount of our sales and marketing efforts, among other things.
We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan. Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements. In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2009:
•	Focus on increasing the sales and profitability of our products and services. We believe that to a great degree our ability to generate positive cash flows is dependent on our ability to increase sales while holding or improving our margins. Our revenue in the fourth quarter of 2008 was $29 million, exceeding the amount earned in any prior quarterly period. It was also the first quarter in our history in which our cash earnings (earnings excluding depreciation, amortization and share based compensation) exceeded our interest and dividend expense. We believe that our current infrastructure can support a sales level that will generate positive cash earnings on a full year basis. We also believe there are opportunities to improve our margins, which will help to reduce the level of sales at which we will begin to generate positive cash flows before changes in working capital.
•	Sell or shut down our Energy Technology Business. We made the decision in early 2009 to sell this business segment to eliminate this source of losses and allow us to focus on our growing Energy Efficiency business. We began the process of seeking a buyer for this business during the first quarter of 2009 and have received preliminary expressions of interest from potential buyers. We believe that there is a reasonable likelihood that we will be able to come to agreement to sell MPG before the end of the third quarter of this year. If we are not able to consummate a sale within a reasonable period of time we will scale back the business to the minimum level required to satisfy our contractual obligations under our current monitoring contracts and shut the business down once the contracts expire.

•	Aggressively manage our costs in order to conserve cash. The prudent use of the capital resources available to us remains one of our top priorities. We are constantly reviewing our operations looking for more efficient ways to achieve our objectives.
We believe that if we are successful in achieving these priorities we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive. If we are not able to achieve some or all of these priorities, we may begin to experience a liquidity shortage perhaps as early as the latter half of 2009 which could force us to raise additional capital, scale back our growth plans, or in the worst case cease operations.
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
Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,” “should,” and similar expressions, including when used in the negative.
Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to the following:
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
All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s Securities and Exchange Commission filings. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.
Except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures.
Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(1)	On January 30, 2009, we issued 933,049 unregistered shares of our common stock along with warrants to purchase an additional 233,263 shares of our common stock at $4.10 per share to seven affiliated investors in exchange for gross proceeds of $3,275,000. Proceeds from this offering will be used for general corporate purposes.

(2)	On March 3, 2009, we exchanged 2,252,341 unregistered shares of our common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008. We then completed a short-form merger in which we merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary remaining as the surviving entity. Upon the closing of the merger we obtained access to ADVB’s assets, including approximately $7.4 million of cash and a Revolving Credit Note we issued that had an outstanding balance of approximately $42,000. We cancelled the Revolving Credit Note and do not plan to continue to operate ADVB as a going concern after the closing. We plan to use the cash obtained in the acquisition for general corporate purposes.

(3)	During the first quarter of 2009 we issued 63,052 unregistered shares of our common stock to the former owners of Applied Energy Management, Inc. following determination of the amounts owed under an earn-out provision of the AEM purchase agreement.

(4)	During the first quarter of 2009, we issued 13,514 unregistered shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed to them.

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

LIME ENERGY CO.:
Dated: May 12, 2009	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal executive officer)

Dated: May 12, 2009	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)