Form 10-Q
period 2009-06-30
LIME ENERGY CO.
filed 2009-08-12
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

17,354,461 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 11, 2009.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

	June 30
	2009	December 31
	(unaudited)	2008 (1)

Assets

Current assets
Cash and cash equivalents	$4,673,040	$3,733,540
Accounts receivable, net	19,665,755	24,226,968
Inventories	143,392	665,045
Costs and estimated earnings in excess of billings on uncompleted contracts	4,842,337	4,078,273
Prepaid expenses and other	857,474	1,417,925
Total Current Assets	30,181,998	34,121,751

Net Property and Equipment	2,014,954	2,081,311

Long Term Receivables	866,211	1,030,688
Deferred Financing Costs, net	2,613	4,027
Intangibles, net	6,151,686	7,136,957
Goodwill	18,627,363	18,513,465

	$57,844,825	$62,888,199

Lime Energy Co.

Condensed Consolidated Balance Sheets

	June 30
	2009	December 31
	(unaudited)	2008 (1)

Liabilities and Stockholders’ Equity

Current liabilities
Lines of Credit	$2,115,775	$3,986,708
Current portion of long-term debt	5,001,619	187,170
Accounts payable	9,829,807	15,452,248
Accrued expenses	3,299,378	3,855,213
Billings in excess of costs and estimated earnings on uncompleted contracts	2,813,696	1,957,927
Deferred revenue	—	357,516
Customer deposits	794,115	1,289,224
Total Current Liabilities	23,854,390	27,086,006

Deferred Revenue	6,468	90,773
Long-Term Debt, less current portion	1,173,887	5,716,848
Deferred Tax Liability	1,034,000	1,034,000

Total Liabilities	26,068,745	33,927,627

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 authorized, 366,943 and 358,710 issued as of June 30, 2009 and December 31, 2008, respectively (liquidation value of $15,044,625 and $14,707,110 as of June 30, 2009 and December 31, 2008, respectively)	3,669	3,587
Common stock, $0.0001 par value; 200,000,000 shares authorized 13,075,997 and 9,555,053 issued as of June 30, 2009 and December 31, 2008, respectively	1,307	955
Additional paid-in capital	144,867,555	134,390,419
Accumulated deficit	(113,096,451)	(105,434,389)

Total Stockholders’ Equity	31,776,080	28,960,572

	$57,844,825	$62,888,199

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008

Lime Energy Co.

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended June 30,	2009	2008

Revenue	$15,795,187	$6,377,908

Cost of sales	12,952,804	5,474,757

Gross Profit	2,842,383	903,151

Selling, general and administrative	5,549,345	3,831,502
Amortization of intangibles	313,288	274,816

Operating Loss	(3,020,250)	(3,203,167)

Other Income (Expense)
Interest income	30,258	13,224
Interest expense	(426,874)	(534,384)

Total other income (expense)	(396,616)	(521,160)

Loss from continuing operations before discontinued operations	(3,416,866)	(3,724,327)

Discontinued Operations:
Loss from operation of discontinued business	(636,895)	(806,262)

Net Loss	(4,053,761)	(4,530,589)

Preferred Stock Dividends	(646,396)	—

Net Loss Available to Common Stockholders	$(4,700,157)	$(4,530,589)

Basic and diluted loss per common share from Continuing operations	$(0.31)	$(0.47)

Discontinued operations	(0.05)	(0.10)

Basic and Diluted Loss Per Common Share	$(0.36)	$(0.57)

Weighted Average Common Shares Outstanding	13,069,520	7,952,910

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statements of Operations

(Unaudited)

Six Months Ended June 30,	2009	2008

Revenue	$29,519,945	$8,624,744

Cost of sales	23,872,726	7,688,012

Gross Profit	5,647,219	936,732

Selling, general and administrative	10,781,982	6,821,421
Amortization of intangibles	658,201	381,666

Operating Loss	(5,792,964)	(6,266,355)

Other Income (Expense)
Interest income	62,940	57,125
Interest expense	(902,815)	(918,102)

Total other income (expense)	(839,875)	(860,977)

Loss from continuing operations before discontinued operations	(6,632,839)	(7,127,332)

Discontinued Operations:
Loss from operation of discontinued business	(1,029,223)	(1,636,630)

Net Loss	(7,662,062)	(8,763,962)

Preferred Stock Dividends	(1,202,185)	—

Net Loss Available to Common Stockholders	$(8,864,247)	$(8,763,962)

Basic and diluted loss per common share from Continuing operations	$(0.65)	$(0.91)

Discontinued operations	(0.09)	(0.21)

Basic and Diluted Loss Per Common Share	$(0.74)	$(1.12)

Weighted Average Common Shares Outstanding	12,054,940	7,842,436

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Series A-1	Series A-1	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2008	9,555,053	$955	358,710	$3,587	134,390,419	$(105,434,389)	$28,960,572

Issuance of common stock (less issuance costs of $24,954)	933,049	93	—	—	3,249,953	—	3,250,046

Acquisition of Advanced Biotherapy, Inc. (less transaction costs of $770,926)	2,486,149	249	—	—	6,737,661	—	6,737,910

Earn-out shares paid to former owners of Applied Energy Management, Inc.	63,052	6	—	—	293,186	—	293,192

Preferred dividends	—	—	—	—	(1,202,185)	—	(1,202,185)

Satisfaction of accrued dividends through the issuance of preferred stock	—	—	8,233	82	337,439	—	337,521

Satisfaction of interest obligation through issuance of common stock	29,735	3	—	—	124,477	—	124,480

Share based compensation	—	—	—	—	909,550	—	909,550

Shares issued for benefit plans and option exercises	8,959	1	—	—	27,055	—	27,056

Net loss for the six months ended June 30, 2009	—	—	—	—	—	(7,662,062)	(7,662,062)

Balance, June 30, 2009	13,075,997	$1,307	366,943	$3,669	144,867,555	$(113,096,451)	$31,776,080

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2009	2008

Cash Flows from Operating Activities
Net Loss	$(7,662,062)	$(8,763,962)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Provision for (recovery of) bad debt	79,665	(16,995)
Share based compensation	909,550	1,944,920
Preferred stock dividends	(1,202,185)	—
Depreciation and amortization	1,095,008	815,473
Amortization of deferred financing costs	1,414	1,421
Amortization of issuance discount	495,042	497,777
Issuance of warrants in exchange for services received	—	97,000
Accrued dividend satisfied through the issuance of preferred stock	337,521	—
Accrued interest satisfied through the issuance of common stock	124,480	125,167
PIK notes issued for interest	21,095	—
Asset impairment	503,407
Gain on disposition of fixed assets	(351)	—
Changes in assets and liabilities
Accounts receivable	4,534,064	391,528
Inventories	(137,330)	210,647
Costs and estimated earnings in excess of billings on uncompleted contracts	(764,064)	(317,958)
Prepaid expenses and other current assets	560,451	(349,637)
Accounts payable	(5,638,802)	(1,436,762)
Accrued expenses	310,967	367,867
Billings in excess of costs and estimated earnings on uncompleted contracts	855,769	(100,200)
Deferred revenue	(89,674)	(441,693)
Customer deposits	(423,524)	(96,223)

Net cash used in operating activities	(6,089,559)	(7,071,630)

Cash Flows Used in Investing Activities
Acquisition costs	(613,898)	(3,716,752)
Proceeds from sale of fixed assets	11,172	—
Purchase of property and equipment	(201,962)	(135,912)

Net cash used in investing activities	(804,688)	(3,852,664)

Cash Flows Provided by Financing Activities
Net advances (payments) on line of credit	(1,850,000)	7,009,797
Proceeds from long-term debt	—	25,372
Payments of long-term debt	(223,555)	(521,025)
Proceeds from issuance of common stock	10,703,181	—
Costs related to stock issuances	(795,879)	—
Proceeds from exercise of options and warrants	—	103,821

Net cash provided by financing activities	7,833,747	6,617,965

Net Increase (Decrease) in Cash and Cash Equivalents	939,500	(4,306,329)

Cash and Cash Equivalents, at beginning of period	3,733,540	4,780,701

Cash and Cash Equivalents, at end of period	$4,673,040	$474,372

See accompanying notes to condensed consolidated financial statements.

As of June 30,	2009	2008

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest - continuing operations	$281,873	$193,038

Cash paid during the period for interest - discontinued operations	1,073	3,378

Cash paid for preferred dividends	506,279	—

Interest obligation satisfied through the issuance of common stock	124,480	125,167

Accrued earn-out satisfied through the issuance of common stock	293,192	—

Satisfaction of accrued dividend through the issuance of 8,233 shares of Series A-1 preferred stock	337,521	—

Extinguishment of line of credit	20,933	—

Issuance of revolving credit note in satisfaction of interest payable	21,095	—

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

The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has taken steps to dispose of its Maximum Performance Group, Inc. (“MPG”) subsidiary and has reported the operating results for this business as discontinued operations on the expectation that it will sell MPG within the near future.  Please see Note 5 for additional information regarding the discontinued operations.

The Company has evaluated subsequent events through August 12, 2009, the date these financial statements were issued.

Note 2 - Stock-Based Compensation

Stock Options

The Company accounts for employee stock options in accordance with Statement of Financial Accounting Standards No. 123(R). This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option.  The Company recognized $393,237 and $989,672 of share based compensation expense related to stock options during the three-month periods ended June 30, 2009 and 2008, respectively.  The following table summarizes the expense for the three-month periods ended June 30, 2009 and 2008:

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Cost of			Cost of
	Sales	SG&A	Total	Sales	SG&A	Total

Continuing operations	$23,387	$366,078	$389,465	$44,927	$894,205	$939,132

Discontinued operations	2,746	1,026	3,772	15,994	34,546	50,540

	$26,133	$367,104	$393,237	$60,921	$928,751	$989,672

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

The Company recognized $867,752 and $1,944,920 of share based compensation expense related to stock options during the six-month periods ended June 30, 2009 and 2008, respectively.  The following table summarizes the expense for the six-month periods ended June 30, 2009 and 2008:

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Cost of			Cost of
	Sales	SG&A	Total	Sales	SG&A	Total

Continuing operations	$53,465	$805,875	$859,340	$87,180	$1,749,558	$1,836,738

Discontinued operations	6,372	2,040	8,412	27,874	80,308	108,182

	$59,837	$807,915	$867,752	$115,054	$1,829,866	$1,944,920

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Weighted average fair-value per option granted	$1.45	$4.38	$1.94	$5.09

Significant assumptions (weighted average):
Risk-free rate	0.21%	1.85%	0.09%	2.25%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	82.1%	86.6%	83.8%	87.4%
Expected life (years) (1)	5.9	5.7	5.5	5.6
Expected turn-over rate (2)	17.00%	—	12.31%	—
Expected exercise multiple (2)	2.20	—	2.20	—

(1) The company continues to use the simplified method to estimate expected term due to the historical structural changes to its business such that historical exercise data may no longer provide a reasonable basis on which to estimate expected term.

(2) These assumptions are used with the Enhanced Hull-White Trinomial model which the Company began using on October 1, 2008.

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend yield reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin No. 107, which is the average of the vesting term and the original contract term.  The expected turn-over rate represents the expected forfeitures due to

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

employee turnover and is based on our historical rates.  The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on an empirical study completed by S. Huddart and M. Lang (1996).

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

As part of the acquisition of Advanced Biotherapy, Inc. (“ADVB”) the Company agreed to exchange existing ADVB options for options to purchase the number of shares of its stock each holder would have received had he or she exercised the option in full prior to the acquisition, with the same aggregate price and expiration date.  ADVB option holders had until May 5, 2009 to accept the Company’s exchange offer.  The final results of the exchange offer resulted in the Company issuing options to acquire 194,150 shares of its stock to former holders of ADVB options with an average exercise price of $3.62 per share.  The Company does not expect to issue any additional options to former holders of ADVB options.

Option activity under the Company’s stock option plans as of June 30, 2009 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at March 31, 2009	2,563,094	$3.30 - $1,363.95	$16.75

Granted	40,259	$3.30 - $3.75	$3.61
Exercised	—	—	—
Forfeited	(63,525)	$3.50 - $13.30	$7.21

Outstanding at June 30, 2009	2,539,828	$3.30 - $1,363.95	$16.78

Options exercisable at June 30, 2009	1,792,873	$3.30 - $1,363.95	$21.10

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of June 30, 2009 and changes during the six months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Granted	262,865	$3.30 - $196.88	$3.82
Exercised	—	—	—
Forfeited	(82,070)	$3.50 - $13.30	$7.56
Tendered for exchange	(238,697)	$8.26 - $215.25	$18.76
Replacements issued	109,073	$3.66	$3.66

Outstanding at June 30, 2009	2,539,828	$3.30 - $1,363.95	$16.78

Options exercisable at June 30, 2009	1,792,873	$3.30 - $1,363.95	$21.10

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price

$3.30 - $4.00	667,928	8.2 years	$3.48	243,724	$3.37
$4.01 - $6.00	35,715	9.5 years	$4.65	17,860	$4.65
$6.01 - $8.00	1,406,100	6.9 years	$7.07	1,349,434	$7.04
$8.01 - $10.00	22,369	8.7 years	$9.07	14,604	$9.15
$10.01 - $20.00	365,937	8.3 years	$11.15	125,472	$11.15
$20.01 - $1,363.95	41,779	1.2 years	$619.80	41,779	$619.80

$3.30 - $1,363.95	2,539,828	7.4 years	$16.78	1,792,873	$21.10

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2009 of $4.80 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009 was $888,583. The aggregate intrinsic value of exercisable options as of June 30, 2009 was $350,252.  These amounts will change based on changes in the fair market value of the Company’s common stock.

As of June 30, 2009, $1,404,876 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan during the first quarter of 2009, with the first offering period commencing on March 1, 2009 and ending on May 31, 2009.  A total of 8,959 shares of the Company’s common stock were purchased under the Employee Stock Purchase Plan during the six months ended June 30, 2009. As of June 30, 2009, 291,041 shares remain available for issuance under the 2008 Purchase Plan. The Company recorded compensation expense related to the Employee Stock Purchase Plan of $29,097 and $41,798 for the three month and six month periods ended June 30, 2009, respectively.  As of June 30, 2009 there was approximately $65,275 of total unrecognized compensation cost related to the Employee Stock Purchase Plan which is expected to be recognized over a 17 month period.

Note 3 — Acquisition of Advanced Biotherapy, Inc.

On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by certain stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008.  The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity.  Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash and a Revolving Credit Note issued by the Company that had an outstanding balance of $42,029 and accrued interest payable of $51,797.  The Company has cancelled the Revolving Credit Note and does not plan to continue to operate ADVB as a going concern.

The Company exchanged the remaining shares of ADVB for 233,808 shares of the Company’s common stock, pursuant to a Form S-4 registration statement (reg. no. 333-156924) that was declared effective by the Securities and Exchange Commission on February 6, 2009.

Richard P. Kiphart, one of the Sellers, was the beneficial owner of more than 80% of the shares of ADVB and served as its Chairman. Mr. Kiphart also served and continues to serve as Chairman of the Company, and, after the closing of the purchase and the merger, is the beneficial owner of approximately 40% of the common shares of the Company.  David Valentine is also a shareholder and director of Lime and was a stockholder and director of ADVB.

ADVB was formed for the purpose of developing biologic therapeutic antibodies for the treatment of a range of autoimmune diseases based on an anti-cytokine platform technology. ADVB’s activities consisted primarily of research, development and investigational human clinical trials.  During 2006, ADVB completed a debt restructuring and equity placement at which time Mr. Kiphart became ADVB’s chairman and majority owner.  Due to the time and expense required to commercialize the methods underlying its patents in combination with the remaining life of the patents, ADVB’s management decided to discontinue all research and development work in 2006 and instead focus on investment and acquisition opportunities.  As of December 31, 2008, it had one part-time employee whom Lime Energy did not retain after the stock exchange.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

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

Note 5 — Discontinued Operations

On March 10, 2009, the Company announced its intention to divest its Energy Technology segment operated by its subsidiary Management Performance Group, Inc. (“MPG”).  On August 10, 2009, the Company entered into an Asset Purchase Agreement with Elutions, Inc., a Delaware corporation (“Elutions”) pursuant to which Lime sold certain assets of MPG including the eMAC and uMAC systems, accounts receivable, inventory and customer monitoring contracts.  The asset sale is structured as an earnout with certain minimum revenue levels that must be achieved by Elutions from the sale of the eMAC and uMAC controllers and systems before any earnout is payable to Lime.  The earnout period is for four years and Lime has an opportunity to earn up to $4 million.  The transaction closed on August 10, 2009.  During the quarter ended June 30, 2009, in anticipation of the sale, Lime reduced the carrying value of MPG’s assets to their expected fair value, incurring an impairment loss of $503,407.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

As of	December 31, 2008

Accounts receivable	$413,494
Other current assets	773,962
Total current assets	1,187,456

Net property, plant & equipment	117,434
Other assets	327,097
Total assets	$1,631,987

Accounts payable	$107,110
Other current liabilities	611,647
Total current liabilities	718,757

Long term liabilities	103,114
Total liabilities	$821,871

After the impairment charge recorded during the quarter ended June 30, 2009, the carrying value of the net assets of the discontinued operations as of June 30, 2009 approximated $0.

The revenue and loss related to the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Six months ended June 30,	2009	2008	2009	2008

Revenue	$380,409	$555,861	$780,302	$1,216,504

Net Loss	(636,895)	(806,262)	(1,029,223)	(1,636,630)

Note 6 — Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company’s adoption of SFAS 165 during the

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued two Financial Accounting Standards relating to securitizations and special-purpose entities.  SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”) eliminates the concept of a qualifying special-purpose entity (“QSPE”) and the exemption for QSPE’s from the consolidation guidance prescribed in FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51.”  SFAS 166 also modifies the derecognition criteria for transfers of financial assets.  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) includes new criteria for determining the primary beneficiary of variable interest entities and increases the frequency in which reassessments must be made to determine the primary beneficiary of such variable interest entities.

SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and specifically addresses: (1) the effects on certain provisions of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures required therein do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

Both SFAS No. 166 and SFAS No. 167 are effective for all annual and interim reports commencing at the start of the Company’s 2010 fiscal year with early application prohibited. Management does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature and is effective for the Company’s interim and annual periods ending after September 15, 2009. Management does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as annual financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. In addition, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 157-4 during the second quarter of 2009 did not affect the Company’s consolidated results of operations or financial condition.

Note 7 — Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the six months ended June 30, 2009 and 2008 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Weighted average shares issuable upon exercise of outstanding options	2,595,618	2,120,073	2,522,399	2,132,305

Weighted average shares issuable upon exercise of outstanding warrants	773,442	397,885	741,302	414,442

Weighted average shares issuable upon conversion of convertible debt	714,286	714,286	714,286	714,286

Total	4,083,346	3,232,244	3,977,987	3,261,033

Note 8 - Warranty Obligations

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

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

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

Changes in the Company’s warranty liability are as follows:

	2009	2008

Balance at the beginning of the period	$208,863	$377,902

Warranties issued	3,300	19,100

Settlements	(176,163)	(64,906)

Balance, as of June 30	$36,000	$332,096

Note 9 - Inventories

Inventories consisted of the following:

As of	June 30, 2009	December 31, 2008

Raw materials	$143,392	$666,883

Reserve for obsolescence	—	(1,838)

	$143,392	$665,045

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

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

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

The value of the beneficial conversion feature and the value of the warrants have been recorded as a discount to the Term Notes and are being amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $248,888 was included in interest expense during the three-month periods ended June 30, 2009 and 2008, respectively.

In addition, the Company incurred costs of $8,572 relative to the Term Note offering.  These costs have been capitalized and are also being amortized over the term of the Term Notes using the effective interest method.  Amortization of the deferred issuance costs of $711 and $711 was included in interest expense during the three-month periods ended June 30, 2009 and 2008, respectively.

Please see Note 17 for subsequent events affecting the Subordinated Convertible Term Notes.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

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

The private offering closed in two tranches: tranche A, which was comprised of unaffiliated investors; and tranche B which was comprised of affiliated investors, primarily executive officers and directors of the Company.  The Company raised $3,000,500 in tranche A, which closed on November 13, 2008 and $3,275,000 in tranche B, which closed on January 30, 2009. The issuance of the Units sold in tranche B required approval by holders of a majority of the Company’s outstanding voting stock pursuant to the NASDAQ Marketplace Rules.  The Company received the written consent in lieu of a meeting of stockholders from the holders of shares representing 58.7% of the total outstanding shares of its common stock on November 13, 2008, which was sufficient under the General Corporation Law of the State of Delaware and the Company’s By-Laws to approve the transaction.

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

Note 13 — Preferred Stock

On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note and $207,104 of accrued interest into 358,710 shares of Series A-1 preferred stock.  Each outstanding share of preferred stock is entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value (which is $41.00) on or prior to March 31, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after April 1, 2009 (9% in cash and 8% in additional shares of preferred stock).  The preferred stock is convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock.  The Company can redeem the preferred stock at any time at a premium to the stated value.  The redemption premium was 11% through June 30, 2009, after which it increased to 12%. The holder of the Series A-1 preferred stock votes with the Company’s common stockholders on an as converted basis.  Mr. Kiphart and Mr. Valentine have agreed to recuse themselves from any vote of the Board of Directors with respect to a redemption or repurchase of the Series A-1 preferred stock.

Please see Note 17 for subsequent events affecting the Series A-1 Preferred Stock.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Note 14 — Business Segment Information

The Company has historically segregated its results into three distinct reporting segments: the Energy Efficiency Services segment; the Energy Technology segment and the Financial Services segment.  As a result of the decision to sell the Energy Technology segment, it has reported its operating results as discontinued operations.  The Financial Services segment, which was established in late 2007 to enable the Company’s commercial and industrial customers to pay for service provided by the Energy Efficiency Services segment has not grown as expected.  Since the Financial Services segment exists exclusively in support of the Energy Efficiency Services segment and does not represent a material portion of the Company’s revenue or assets, management views the Financial Services segment to be part of the Energy Efficiency Services segment and, therefore it considers all of the Company’s continuing operations to be part of one operating segment.

Note 15 — Other Equity Issuances

(a)         During the first six months of 2009, the Company issued 29,735 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

(b)         During the first six months of 2009, the Company issued 8,233 shares of its Series A-1 preferred stock in partial satisfaction of dividends owed the holder.

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

See Note 17 for related party transactions occurring subsequent to quarter-end.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Note 17 — Subsequent Events

On August 12, 2009, the Company filed a registration statement to register 5,000,000 shares of its common stock with the intent of selling the shares in an underwritten public offering.  The Company will use the proceeds to repay certain outstanding debt and for other general corporate purposes, including working capital.

On August 10, 2009, to facilitate the anticipated public offering of its common stock, the Company and Mr. Kiphart converted his Series A-1 preferred stock into 3,777,705 shares of its common stock and $3.1 million of the Company’s convertible subordinated notes into 4,264,759 shares of its common stock.    Following these conversions the Company had 17,354,461 shares of common stock and no shares of Series A-1 Preferred outstanding and $1.9 million of its Convertible Subordinated Notes outstanding.

On August 10, 2009, the Company and the holders of its Convertible Subordinated Notes with a principal amount of $1.9 million agreed to amend the notes to require their conversion to common stock upon the closing of the underwritten public offering at the lower of the offering price the underwriters discount and the current conversion price of the notes of $7.00 per share.  All of the holders of the subordinated convertible notes have elected to convert their notes.

On August 10, 2009, the Company and Mr. Kiphart entered into a $2 million revolving bridge line.  The bridge line note matures on February 10, 2010 and bear interest at 17% per annum, with 12% payable quarterly in cash, with the remaining 5% to be capitalized and added to the principal balance on the note.  The Company will be required to pay a minimum of three months interest on any borrowings under the bridge line.  The note also requires the quarterly payment of an unused funds fee of 7% per annum on the unused portion of the note.  The Company may borrow any amount, at any time during the term of the bridge line as long as it is not in default at the time of the advance, provided that the total advances under the bridge line, net of repayments, may not exceed $2 million.  If the Company terminates the note before its scheduled maturity it will owe Mr. Kiphart the difference between $70,000 and any interest and unused line fees paid.

On August 10, 2009, the Company sold certain assets of its Energy Technology segment which was operated by MPG.  Please refer to Note 5 for information regarding this transaction.

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

Overview

We are a leading provider of integrated energy engineering, consulting and implementation solutions specializing in improving the energy efficiency of our clients’ facilities, reducing their operating costs and carbon emissions.  We focus on two specific markets: the commercial and industrial market, including utilities, and the public sector market, working primarily with energy service companies (“ESCOs”).  Our clients include commercial and industrial businesses, property owners and managers, utilities, and ESCOs serving U.S. government and educational institutions.  We focus on deploying solutions to reduce the energy-related expenditures of our client’s facilities and the impact of their energy use on the environment, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization and renewable project development and implementation.  We provide energy efficiency solutions across all of our clients’ facilities, ranging from high-rise office buildings to manufacturing plants, retail sites, mixed use complexes and large, government sites to small, local facilities.

We offer turnkey Energy Efficiency Services comprising:

•                  Energy Engineering and Consulting:  We apply our engineering expertise to analyze each client’s energy consumption and operational needs and develop customized energy efficiency and renewable energy solutions.  Our energy engineering and consulting services include sustainability consulting, energy master planning, project development services, design engineering and building e-commissioning.  We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

•                  Implementation:  We provide complete turnkey implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization and renewable project development and implementation, including solar, biomass and geothermal.  We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates and tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.  Our professionals’ extensive knowledge in energy efficiency solutions enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

We serve a wide range of commercial, industrial and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly, as well as utilities for which we manage energy efficiency portfolio projects. Our public sector clients include government agencies and educational institutions, which we serve both through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector as prime contractors, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.

In March 2009 we began the process of selling our Maximum Performance Group, Inc. subsidiary, which formerly made up our Energy Technology business segment in order to focus on our core Energy Efficiency Services business.  The Energy Technology segment, which represented approximately 4% of our 2008 revenue, offers a patented line of heating, ventilation and air conditioning and lighting controllers under the eMAC and uMAC brand names. The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units. The uMAC technology is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.  In August 2009, we came to agreement with a buyer to sell certain assets of MPG, including the eMAC and uMAC technologies.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.   The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Historically, our projects have typically been completed within one to three weeks, with the exception of a few multi-month projects. With the addition of AEM, the number of multi-month projects have increased significantly, as historically, AEM’s projects have typically taken four to eight months to complete. All of our revenue is earned in the United States.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales for our business consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.

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

Dividend Expense

Dividend expense includes dividends accrued on our Series A-1 preferred stock.

Three months Ended June 30, 2009 Compared to Three months Ended June 30, 2008

Consolidated Results

	Three Months Ended June 30			Change from Historical		Change from Pro forma
		2008	2008
	2009	Historical	Pro forma (1)	$	%	$	%

Revenue	$15,795,187	$6,377,908	$10,155,103	$9,417,279	147.7%	$5,640,084	55.5%
Cost of sales	12,952,804	5,474,757	8,786,029	7,478,047	136.6%	4,166,775	47.4%
Gross profit	2,842,383	903,151	1,369,074	1,939,232	214.7%	1,473,309	107.6%

Selling, general and administrative	5,549,345	3,831,502	5,886,208	1,717,843	44.8%	(336,863)	-5.7%
Amortization of intangibles	313,288	274,816	627,546	38,472	14.0%	(314,258)	-50.1%
Operating Loss	(3,020,250)	(3,203,167)	(5,144,680)	182,917	-5.7%	2,124,430	-41.3%

Other income (expense)	(396,616)	(521,160)	(826,701)	124,544	-23.9%	430,085	-52.0%
Loss from continuing operations	(3,416,866)	(3,724,327)	(5,971,381)	307,461	-8.3%	2,554,515	-42.8%

Loss from discontinued operations	(636,895)	(806,262)	(806,262)	169,367	-21.0%	169,367	-21.0%
Net loss	$(4,053,761)	$(4,530,589)	$(6,777,643)	$476,828	-10.5%	$2,723,882	-40.2%

Preferred stock dividends	(646,396)	—	—	(646,396)	—	(646,396)	—
Net loss available to common stockholders	$(4,700,157)	$(4,530,589)	$(6,777,643)	$(169,568)	3.7%	$2,077,486	-30.7%

(1) Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

The following table presents the percentage of certain items to revenue:

	Three Months Ended June 30
		2008	2008
	2009	Historical	Pro forma (1)

Revenue	100.0%	100.0%	100.0%
Cost of sales	82.0%	85.8%	86.5%
Gross profit	18.0%	14.2%	13.5%

Selling, general and administrative	35.1%	60.1%	58.0%
Amortization of intangibles	2.0%	4.3%	6.2%
Operating Loss	-19.1%	-50.2%	-50.7%

Other income (expense)	-2.5%	-8.2%	-8.1%
Loss from continuing operations	-21.6%	-58.4%	-58.8%

Loss from discontinued operations	-4.0%	-12.6%	-7.9%
Net loss	-25.7%	-71.0%	-66.7%

Preferred stock dividends	-4.1%	0.0%	0.0%
Net loss available to common stockholders	-29.8%	-71.0%	-66.7%

(1) Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

Revenue.  Our revenue for the three months ended June 30, 2009 was $15,795,187, representing a 147.7%, or $9,417,279 increase over the $6,377,908 earned in the three months ended June 30, 2008.  Our revenue increased $5,640,084 or 55.5% over the second quarter 2008 pro forma revenue of $10,155,103.   The increase in revenue was due to continued improvement in the productivity of our salespeople and continued strong customer interest in energy efficiency services.  We expect to record more moderate growth in our quarterly revenue when compared to 2008 results for the balance of 2009.  Our revenue is also expected to continue to be somewhat seasonal, with between 60% and 70% of our revenue earned in the second half of the year.

Gross Profit.  Our gross profit for the three-month period ended June 30, 2009 was $2,842,383, a $1,939,232 increase over the $903,151 earned during the same period in 2008.  Our gross profit increased $1,473,309, or 107.6% when compared to the $1,369,074 earned on a pro forma basis during the second quarter of 2008.  Our gross profit margin for the second quarter of 2009 was 18.0% compared to 14.2% for the second quarter of 2008 on a historical basis and 13.5% on a pro forma basis.  The improvements in our gross profit and gross profit margin were the result of the increase in revenue leveraging certain fixed costs contained in our cost of sales and an increase in the average margin earned on completed projects.  We believe that our gross profit margin will increase moderately with expected increases in revenue during the second half of the year.

Selling, General and Administrative Expense.  Our SG&A for the second quarter of 2009 was $5,549,345, an increase of $1,717,843, or 44.8%, compared to the $3,831,502 for the same period during 2008.  Our SG&A decreased $336,863 or 5.7%, from $5,886,208 for the second quarter 2008 on a pro forma basis.  The inclusion of three months of expense for AEM, which was acquired in June 2008, was responsible for the majority of the increase over the historical SG&A expense.  Share based compensation expense included in SG&A declined approximately $499,000 from both the historical and pro forma expense for 2008.  This was partially offset by increases in franchise taxes, outside consulting fees, including legal, marketing, IT and compensation, and labor expense.  Our SG&A was 35.1% of revenue during the second quarter of 2009 as compared to 60.1% for the same period in 2008 and 58.0% during the second quarter of 2008 on a pro forma basis.  This reduction in SG&A as a percentage of revenue was due to our ability to reduce our SG&A expense by 5.7% from 2008 pro forma levels while increasing revenue by 55.5%.   We expect our quarterly SG&A expense to increase slightly during the balance of the year, due primarily to annualization of 2008 new hires and selective additions to our engineering and sales staffs.

Amortization of Intangibles.  Amortization expense associated with our intangible assets was $313,288 during the second quarter of 2009, an increase of $38,472 when compared to the $274,816 for the second quarter of 2008.  This increase was the result of the acquisition of AEM in June 2008.  Amortization expense declined $314,258 from 2008 pro forma second quarter expense of $627,546.  Amortization expense is expected to decline to $256,737 and $256,737 for each of the remaining quarters of 2009 as certain intangible assets become fully amortized.

Other Non-Operating (Expense) Income.  Other expense declined $124,544 or 23.9% to $396,616 during the second quarter of 2009 compared to $521,160 for the second quarter of 2008.  Interest expense was $426,874 for the second quarter of 2009, a decline of $107,510 when compared to $534,384 for the second quarter of 2008.  The components of interest expense for the three-month periods ended June 30, 2009 and 2008 are as follows:

		2008	2008
Three months ended June 30,	2009	Historical	Pro forma

Lines of credit	$—	$139,974	$401,684
Note payable	26,214	11,214	$41,394
Mortgage	4,161	6,701	6,701
Subordinated convertible notes	124,657	125,022	125,022
Other	22,243	2,584	16,235

Total contractual interest	$177,275	$285,495	$591,036

Amortization of deferred issuance costs and debt discount	249,599	248,889	248,889

Total interest expense	$426,874	$534,384	$839,925

Total contractual interest (the interest on outstanding loan balances) decreased $108,220 during the second quarter of 2009 to $177,275 from $285,495 during the second quarter of 2008.  The decrease was the result of the conversion of the line of credit to preferred stock at the end of 2008.  This reduction was partially offset by increased interest on our notes payable and vehicle loans due to the debt assumed as part of the acquisition of AEM.  Contractual interest expense for the second quarter declined $413,761 when compared to the pro forma contractual interest expense of $591,036.  The pro forma interest on the line of credit includes pro forma interest on the $4.5 million used to acquire AEM and the $2 million injected into AEM to support its working capital needs.

Interest income increased $17,034 to $30,258 during the second quarter of 2009, from $13,224 during the first quarter of 2008.  During the fourth quarter of 2007 we began offering certain customers extended payment terms.  We are required to discount these receivables at a market rate of interest and amortize the discount over the term of the extended payments as interest income.  We stopped offering extended payment terms in late 2008 in order to conserve capital for other working capital needs.  The average balance of these receivables was higher during the second quarter of 2009 than during the year earlier period, contributing to the increase in interest income for the period.

Discontinued Operations.  The loss from discontinued operations declined $169,367 or 21.0% to $636,895 for the second quarter of 2009 from $806,262 for the second quarter of 2008.  Reductions in research and development costs and labor costs were partially offset by a $503,407 impairment charge related to our decision to reduced the carrying value of certain assets in anticipation of the sale of the Energy Technology segment.

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

Consolidated Results

	Six Months Ended June 30			Change from Historical		Change from Pro forma
		2008	2008
	2009	Historical	Pro forma (1)	$	%	$	%

Revenue	$29,519,945	$8,624,744	$18,761,416	$20,895,201	242.3%	$10,758,529	57.3%
Cost of sales	23,872,726	7,688,012	16,089,225	16,184,714	210.5%	7,783,501	48.4%
Gross profit	5,647,219	936,732	2,672,191	4,710,487	502.9%	2,975,028	111.3%

Selling, general and administrative	10,781,982	6,821,421	11,027,389	3,960,561	58.1%	(245,407)	-2.2%
Amortization of intangibles	658,201	381,666	1,263,491	276,535	72.5%	(605,290)	-47.9%
Operating Loss	(5,792,964)	(6,266,355)	(9,618,689)	473,391	-7.6%	3,825,725	-39.8%

Other income (expense)	(839,875)	(860,977)	(1,574,968)	21,102	-2.5%	735,093	-46.7%
Loss from continuing operations	(6,632,839)	(7,127,332)	(11,193,657)	494,493	-6.9%	4,560,818	-40.7%

Loss from discontinued operations	(1,029,223)	(1,636,630)	(1,636,630)	607,407	-37.1%	607,407	-37.1%
Net loss	$(7,662,062)	$(8,763,962)	$(12,830,287)	$1,101,900	-12.6%	$5,168,225	-40.3%

Preferred stock dividends	(1,202,185)	—	—	(1,202,185)	—	(1,202,185)	—
Net loss available to common stockholders	$(8,864,247)	$(8,763,962)	$(12,830,287)	$(100,285)	1.1%	$3,966,040	-30.9%

(1) Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

The following table presents the percentage of certain items to revenue:

	Six Months Ended June 30
		2008	2008
	2009	Historical	Pro forma (1)

Revenue	100.0%	100.0%	100.0%
Cost of sales	80.9%	89.1%	85.8%
Gross profit	19.1%	10.9%	14.2%

Selling, general and administrative	36.5%	79.1%	58.8%
Amortization of intangibles	2.2%	4.4%	6.7%
Operating Loss	-19.6%	-72.7%	-51.3%

Other income (expense)	-2.8%	-10.0%	-8.4%
Loss from continuing operations	-22.5%	-82.6%	-59.7%

Loss from discontinued operations	-3.5%	-19.0%	-8.7%
Net loss	-26.0%	-101.6%	-68.4%

Preferred stock dividends	-4.1%	0.0%	0.0%
Net loss available to common stockholders	-30.0%	-101.6%	-68.4%

(1) Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

Revenue.  Our revenue for the six months ended June 30, 2009 increased $20,895,201, or 242.3%, to $29,519,945 as compared to the $8,624,744 recorded during the first six months of 2008.   Our revenue increased $10,758,529, or 57.3%, over the pro forma revenue for the first six months of 2008.  The increase over pro forma revenue was due to continued strong demand for our energy efficiency services, particularly for public projects, and improved productivity of our sales people.

Gross Profit.  Our gross profit for the first six months of 2009 was $5,647,219, a $4,710,487, or 502.9% increase over the gross profit of $936,732 earned during the same period in 2008.  Our gross profit increased $2,975,028, or 111.3%, over the pro forma gross profit of $2,672,191 for the first six months of 2008.  Our gross margin for the first half of 2009 was 19.1%, compared to 10.9% for 2008 on a historical basis and 14.2% on a pro forma basis.  The improvements in our gross profit and gross profit margin were the result of the increase in revenue leveraging certain fixed costs contained in our cost of sales and an increase in the average margin earned on completed projects.

Selling, General and Administrative Expense.  Our SG&A expense was $10,781,982 for the first six months of 2009, an increase of $3,960,561, or 58.1% compared to the first six months of 2008 on a historical basis.  This increase was largely due to the inclusion of six months of AEM’s SG&A expense during the 2009 period.  Our SG&A declined $245,407, or 2.2%, when compared to the first half of 2008 on a pro forma basis.  A decline of $901,885 in share based compensation was partially offset by increases in labor expense, outside consulting fees, including legal, marketing, IT and compensation, and higher franchise taxes.

Amortization of Intangibles.  Amortization expense increased $276,535, or 72.5% to $658,201 during the first six months of 2009 compared to $381,666 for the first six months of 2008 on a historical basis.   The 2009 period included six months of amortization of the intangibles associated with the acquisition of AEM, which closed in June 2008.  On a pro forma basis amortization expense declined $605,290, or 47.9%.  Amortization expense will continue to decline as the underlying intangible assets become fully amortized.

Other Non-Operating (Expense) Income.  Other expense increased $21,102 or 2.5% to $839,875 during the first half of 2009 compared to $860,977 for the year earlier period on a historical basis.  Interest expense was $902,815 for the first six months of 2009, a decrease of $15,287 when compared to $918,102 for the first six months of 2008.  The components of interest expense for the six-month periods ended June 30, 2009 and 2008 are as follows:

		2008	2008
Six months ended June 30,	2009	Historical	Pro forma

Lines of credit	$52,668	$139,974	$728,947
Note payable	52,981	11,214	115,700
Mortgage	8,362	14,924	14,924
Subordinated convertible notes	247,944	250,050	250,050
Other	44,404	4,163	24,695

Total contractual interest	$406,359	$420,325	$1,134,316

Amortization of deferred issuance costs and debt discount	496,456	497,777	497,777

Total interest expense	$902,815	$918,102	$1,632,093

Our contractual interest expense declined $13,966 during the first six months of 2009 to $406,359 from $420,325 for the same period in 2008.  A decline in the interest on our line of credit was largely offset by the inclusion of six months of interest on AEM’s debt during 2009.

Discontinued Operations.  The loss from discontinued operations declined $607,407 or 37.1% to $1,029,223 for the first six months of 2009 from $1,636,630 for the same period in 2008.  Reductions in research and development costs and labor expense were partially offset by a $503,407 impairment charge as we reduced the carrying value of certain assets in anticipation of the sale of this segment.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $4,673,040, compared to $3,733,540 on December 31, 2008. Our debt obligations as of June 30, 2009 consisted of $5,000,000 of convertible subordinated notes, a note payable to a former stockholder of AEM and current Director of Lime of $1,303,858, a note payable to a bank of $2,115,775, a mortgage of $436,000 on our facility in Elk Grove Village Illinois and various vehicle loans totaling $351,887.  Subsequent to the end of our second quarter the following events occurred which will affect our future liquidity and capital resources:

•      We announced our intent to raise capital through a public offering of our stock.  The proceeds from this offering will be used to repay the $3.4 million in notes due to the former stock holder of AEM and to a bank and for other general corporate purposes;

•      On August 10, 2009, Mr. Kiphart converted all of his preferred stock into shares of common stock, thereby eliminating our future dividend obligations;

•      On August 10, 2009, Mr. Kiphart converted $3.1 million of subordinated convertible notes and accrued interest payable in shares of common stock into 487,054 shares of common stock;

•      We came to agreement with all of the holders of the remaining $1.9 million of our subordinated convertible debt to convert their notes into shares of our common stock at the lower of the debt’s current conversion price of $7.00 per share or the price at which the public offering is completed, less the underwriters’ discount.  This will eliminate the repayment obligation associated with this debt which is scheduled to mature in May 2010; and

•      We arranged a $2 million bridge line of credit with Mr. Kiphart to provide additional liquidity in the event it is needed during the period prior to the completion of the public offering.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the private placement of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Six months ended June 30,	2009	2008

Net cash used in operating activities	$(6,089,559)	$(7,071,630)
Net cash used in investing activities	(804,688)	(3,852,664)
Net cash provided by financing activities	7,833,747	6,617,965

Net Increase (Decrease) in Cash and Cash Equivalents	$939,500	$(4,306,329)

Cash and Cash Equivalents, at beginning of period	3,733,540	4,780,701

Cash and Cash Equivalents, at end of period	$4,673,040	$474,372

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

Net cash increased $939,500 during the first six months of 2009 as compared to decreasing $4,306,329 during the same period in 2008.

Operating Activities

Operating activities consumed cash of $6,089,559 during the six-month period ended June 30, 2009 as compared to consuming cash of $7,071,630 during the same period of 2008.

Whether cash is used or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management separates the cash used or provided by operating activities into two categories: the cash consumed (or generated) by operating activities before changes in working capital; and the cash consumed (or generated) from changes in working capital.

The cash consumed by operating activities before changes in working capital declined $1,783 to $5,297,416 during the first six months of 2009 as compared to consuming $5,299,199 during the first six months of 2008.  The reduction in the cash consumption was the result of the reduction in the cash operating loss (excluding depreciation, amortization and share based compensation) and the reduced loss from discontinued operations.  We believe that we will continue to see improvements in the cash consumed by operating activities before changes in working capital if our revenue and profitability improve as we believe they will, such that we expect our operations will generate cash before changes in working capital during the second half of the year.

Changes in working capital consumed cash of $792,143 during the first six months of 2009, a reduction of $980,288, or 55.3%, when compared to consuming $1,772,431 during the same period in 2008.  The reduced use of cash for working capital during 2009 was primarily the result of receivable collections generated from strong sales in the fourth quarter of 2008.  We expect our working capital requirements to increase with increases in our sales in future periods, though we hope improvements in our receivables turnover will keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

Cash used in investing activities decreased $3,047,976, or 79.1% to $804,688 during the six-month period ended June 30, 2009 from $3,852,664 for the same period in 2008.  During the first half of 2009 we paid $613,898 for the AEM earn-out and costs associated with the acquisition of AEM.  We also made capital expenditures of $201,962 for service vehicles and office equipment during the first half of 2009.  During the first six months of 2008 we purchased AEM and made capital purchases totaling $135,912.  We do not expect to make significant expenditures for fixed assets for the balance of the year.

Financing Activities

Financing activities generated cash of $7,833,747 during the first six months of 2009 as compared to generating $6,617,965 during the first six months of 2008.  In March 2009 we closed on the acquisition of ADVB and gained access to its cash balances of $7.4 million.  We have treated this acquisition as an offering because we acquired ADVB to gain access to its cash.  We do not intend to continue to operate the company as a going concern.  In January 2009 we closed on tranche B of the November 2008 PIPE, generating cash proceeds of $3,275,000.  The proceeds from these two transactions were partially offset by a $1,850,000 net pay down on our line of credit; $795,879 in transaction costs related primarily to the acquisition of ADVB; and $233,555 in scheduled principal payments on our debt.  During the first half of 2008 we drew $3,500,000 on our line of credit to fund the acquisition of AEM, $2,000,000 to fund an equity infusion into AEM to assist with its working capital requirements and $1.5 million to fund other operating needs.  We borrowed $25,372 to fund the purchase of a new truck and received $103,821 from the exercise of options and warrants.  These sources of cash were partially offset by $521,025 used to repay a portion of our long term debt.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash reserves of $4,673,040 and our $2 million bridge line of credit obtained in August 2009.

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

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2009:

•                  Focus on increasing the sales and profitability of our products and services.  We believe that to a great degree our ability to generate positive cash flow is dependent on our ability to increase sales while controlling the growth of our SG&A and maintaining or improving our gross margins.  Our revenue in the fourth quarter of 2008 was $29 million, exceeding the amount earned in any prior quarterly period.  It was also the only quarter in our history in which our cash earnings (earnings excluding depreciation, amortization and share based compensation) exceeded our interest and dividend expense.  We believe that our current infrastructure can support a sales level that will generate positive cash earnings on a full year basis.  We also believe there are opportunities to improve our margins, which will help to reduce the level of sales at which we will begin to generate positive cash flow before changes in working capital.

•                  Sell or shut down our Energy Technology Business.  We made the decision in early 2009 to sell this business segment to eliminate this source of losses and allow us to focus on our growing Energy Efficiency business.  We began the process of seeking a buyer for this business during the first quarter of 2009 and closed on the sale on August 10, 2009.  The sale has been structured as an earnout in which the buyer must achieve minimum revenue levels before we would be eligible for any payment.  We do not anticipate receiving any earnout payments before late 2010 at the earliest.

We believe that if we are successful in increasing our revenue while controlling the growth in our operating expenses and completing the recently announced public offering, we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive.  If we are not able to complete the offering, we may begin to experience a liquidity shortage perhaps as early as the latter half of 2009 which could force us to seek other means of raising capital.

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

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to the following:

•                  we have a limited operating history under our current business model in a rapidly evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties;

•                  we have incurred significant operating losses since inception and may not achieve or sustain profitability in the future;

•                  unavailability of additional funding may impair our growth;

•                  the current economic downturn could diminish the demand for our services and products;

•                  it is difficult for us to estimate our future quarterly results;

•                  we operate in a highly competitive industry and if we are unable to compete successfully our revenue; and profitability will be adversely affected;

•                  the success of our business depends on the market acceptance of our energy efficient solutions; and

•                  we may be unable to obtain sufficient bonding capacity to support certain service offerings.

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

ITEM 3.                                       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                       Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(4)

During the first six months of 2009, we issued 29,735 unregistered shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed to them.

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

ITEM 4.                                       Submission of Matters to a Vote of Security Holders

On June 3, 2009, we held our annual meeting of stockholders.  At the annual meeting, eight nominees to our Board of Directors were elected to hold office for a one year term ending at our 2009 annual meeting of stockholders or until their respective successors were duly elected and qualified.  The number of directors has been set at twelve by resolution of the Board.

As of the record date, there were 13,067,038 shares of our common stock eligible to be voted and 366,943 shares of Series A-1 eligible to vote on an as converted basis at the rate of 10 votes per share.  Of the 16,736,468 common-share equivalent shares eligible to vote, 13,268,226 shares or 79% were represented in person or by proxy at our annual meeting. The directors elected included Messrs. David R. Asplund, Gregory T. Barnum, William R. Carey, Joesph F. Desmond, Richard P. Kiphart, Daniel W. Parke and David W. Valentine, who were all of the nominees, with results for each director as follows:

Director	For
David R. Asplund	12,759,742
Gregory T. Barnum	13,263,375
Christopher W. Capps	12,758,983
William R. Carey, Jr.	13,249,441
Joseph F. Desmond	13,268,226
Richard P. Kiphart	12,732,127
Daniel W. Parke	12,759,942
David W. Valentine	12,736,023

Proposals and Vote Tabulations

	Votes Cast
	For	Against
Management Proposals

To authorize a reduction in the number of authorized shares of common stock	13,262,274	12,434
Ratification of selection of independent auditors for 2009	13,265,261	2,691

ITEM 6.                                       Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 12, 2009

By:

/s/ David Asplund

David Asplund

Chief Executive Officer (principal executive officer)

Dated: August 12, 2009

By:

/s/ Jeffrey Mistarz

Jeffrey Mistarz

Chief Financial Officer (principal financial and accounting officer)