Form 10-Q
period 2009-09-30
LIME ENERGY CO.
filed 2009-11-12
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

23,492,531 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 11, 2009.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2009	2008 (1)
	(unaudited)

Assets

Current assets
Cash and cash equivalents	$24,217	$3,734
Accounts receivable, net	23,890	24,227
Inventories	316	665
Costs and estimated earnings in excess of billings on uncompleted contracts	3,624	4,078
Prepaid expenses and other	892	1,418

Total Current Assets	52,939	34,122

Net Property and Equipment	1,962	2,081

Long Term Receivables	633	1,031
Deferred Financing Costs, net	298	4
Intangibles, net	6,328	7,137
Goodwill	18,627	18,513

	$80,787	$62,888

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2009	2008 (1)
	(unaudited)

Liabilities and Stockholders’ Equity

Current liabilities
Lines of Credit	$—	$3,987
Current portion of long-term debt	194	187
Accounts payable	13,251	15,452
Accrued expenses	3,112	3,855
Billings in excess of costs and estimated earnings on uncompleted contracts	1,538	1,958
Deferred revenue	—	358
Customer deposits	777	1,289

Total Current Liabilities	18,872	27,086

Deferred Revenue	6	90
Long-Term Debt, less current portion	575	5,717
Deferred Tax Liability	1,034	1,034

Total Liabilities	20,487	33,927

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000 authorized, 0 and 359 issued as of September 30, 2009 and December 31, 2008, respectively (liquidation value of $0 and $14,707 as of September 30, 2009 and December 31, 2008, respectively)	—	4
Common stock, $0.0001 par value; 50,000 shares authorized 22,730 and 9,555 issued as of September 30, 2009 and December 31, 2008, respectively	2	1
Additional paid-in capital	177,286	134,390
Accumulated deficit	(116,988)	(105,434)

Total Stockholders’ Equity	60,300	28,961

	$80,787	$62,888

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenue	$21,003	$17,709	$50,523	$26,334

Cost of sales	16,524	13,388	40,397	21,075

Gross Profit	4,479	4,321	10,126	5,259

Selling, general and administrative	5,731	5,509	16,513	12,331
Amortization of intangibles	269	602	927	984

Operating Loss	(1,521)	(1,790)	(7,314)	(8,056)

Other Income (Expense)
Interest income	30	13	92	70
Interest expense	(2,004)	(944)	(2,907)	(1,862)

Total other income (expense)	(1,974)	(931)	(2,815)	(1,792)

Loss from continuing operations before discontinued operations	(3,495)	(2,721)	(10,129)	(9,848)

Discontinued Operations:
Loss from operation of discontinued business	(396)	(418)	(1,425)	(2,055)

Net Loss	(3,891)	(3,139)	(11,554)	(11,903)

Preferred Stock Dividends	(297)	—	(1,499)	—

Net Loss Available to Common Stockholders	$(4,188)	$(3,139)	$(13,053)	$(11,903)

Basic and diluted loss per common share from Continuing operations	$(0.24)	$(0.31)	$(0.87)	$(1.21)

Discontinued operations	(0.02)	(0.05)	(0.11)	(0.25)

Basic and Diluted Loss Per Common Share	$(0.26)	$(0.36)	$(0.98)	$(1.46)

Weighted Average Common Shares Outstanding (in thousands)	15,956	8,683	13,365	8,125

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Series A-1	Series A-1	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2008	9,555	$1	359	$4	134,390	$(105,434)	$28,961

Issuance of common stock (less issuance costs of $2,057)	5,933	1	—	—	28,717	—	28,718

Acquisition of Advanced Biotherapy, Inc. (less transaction costs of $771)	2,486	—	—	—	6,738	—	6,738

Earn-out shares paid to former owners of Applied Energy Management, Inc.	63	—	—	—	293	—	293

Preferred dividends	—	—	—	—	(1,499)	—	(1,499)

Satisfaction of accrued dividends through the issuance of preferred stock	—	—	19	—	781	—	781

Satisfaction of interest obligation through issuance of common stock	45	—	—	—	204	—	204

Conversion of subordinated notes	852	—	—	—	5,000	—	5,000

Beneficial conversion value of adjustment in conversion price of subordinated notes	—	—	—	—	938	—	938

Conversion of series A-1 preferred stock	3,778	—	(378)	(4)	4	—	—

Warrants issued in connection with bridge line of credit	—	—	—	—	309	—	309

Share based compensation	—	—	—	—	1,326	—	1,326

Shares issued for benefit plans and option exercises	16	—	—	—	72	—	72

Shares issued for services received	2	—	—	—	13	—	13

Net loss for the nine months ended September 30, 2009	—	—	—	—	—	(11,554)	(11,554)

Balance, September 30, 2009	22,730	$2	—	$—	177,286	$(116,988)	$60,300

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Nine Months Ended September 30,	2009	2008

Cash Flows from Operating Activities
Net Loss	$(11,554)	$(11,903)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Provision for (recovery of) bad debt	130	(24)
Share based compensation	1,326	2,862
Preferred stock dividends	(1,499)	—
Depreciation and amortization	1,495	1,687
Amortization of deferred financing costs	15	2
Amortization of issuance discount	1,411	749
Issuance of stock and warrants in exchange for services received	13	97
Accrued dividend satisfied through the issuance of preferred stock	781	—
Accrued interest satisfied through the issuance of common stock	204	250
Beneficial value of change in conversion price of suborinated notes	938	—
PIK notes issued for interest	21	26
Asset impairment	503	—
Loss on disposition of fixed assets	13	2
Changes in assets and liabilities
Accounts receivable	493	(8,933)
Inventories	(310)	241
Costs and estimated earnings in excess of billings on uncompleted contracts	454	(1,117)
Prepaid expenses and other current assets	526	(513)
Accounts payable	(2,217)	2,526
Accrued expenses	124	661
Billings in excess of costs and estimated earnings on uncompleted contracts	(420)	1,341
Deferred revenue	(90)	(572)
Customer deposits	(440)	(47)

Net cash used in operating activities	(8,083)	(12,665)

Cash Flows Used in Investing Activities
Acquisition costs, net of cash acquired	(1,047)	(3,789)
Expense related to 2007 acquisitions	—	(12)
Proceeds from sale of fixed assets	11	2
Purchase of property and equipment	(305)	(357)

Net cash used in investing activities	(1,341)	(4,156)

Cash Flows Provided by Financing Activities
Net (payments) advances on line of credit	(3,966)	13,236
Proceeds from long-term debt	27	133
Payments of long-term debt	(1,574)	(570)
Proceeds from issuance of common stock	38,203	—
Costs related to stock issuances	(2,828)	—
Proceeds from exercise of options and warrants	45	120

Net cash provided by financing activities	29,907	12,919

Net Increase (Decrease) in Cash and Cash Equivalents	20,483	(3,902)

Cash and Cash Equivalents, at beginning of period	3,734	4,781

Cash and Cash Equivalents, at end of period	$24,217	$879

See accompanying notes to condensed consolidated financial statements.

As of September 30,	2009	2008

Supplemental Disclosure of Cash Flow Information (in thousands)

Cash paid during the period for interest - continuing operations	$417	$365

Cash paid during the period for interest - discontinued operations	1	1

Cash paid for preferred dividends	1,006	—

Subordinated notes converted to common stock	5,000	—

Interest obligation satisfied through the issuance of common stock	204	250

Accrued earn-out satisfied through the issuance of common stock	293	—

Satisfaction of accrued dividend through the issuance of 19 shares of Series A-1 preferred stock	781	—

Extinguishment of line of credit	21	—

Issuance of revolving credit note in satisfaction of interest payable	21	—

Value of warrants recorded to deferred financing costs	309	—

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

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2008.

The Company disposed of the assets of its Maximum Performance Group, Inc. (“MPG”) subsidiary on August 10, 2009 and has reported the operating results for this business as discontinued operations.  Please see Note 5 for additional information regarding the discontinued operations.

The Company has evaluated subsequent events through November 12, 2009, the date these financial statements were issued.

Note 2 - Stock-Based Compensation

Stock Options

The Company accounts for employee stock options in accordance with Accounting Standards Codification (ASC) 718. This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award (typically stock options) based on the fair value of the award, with expense recognized over the requisite service period, which is generally equal to the vesting period of the option.  The Company recognized approximately $388,000 and $917,000 of share based compensation expense related to stock options during the three-month periods ended September 30, 2009 and 2008, respectively.  The following table summarizes the expense for the three-month periods ended September 30, 2009 and 2008 (in thousands):

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Cost of			Cost of
	Sales	SG&A	Total	Sales	SG&A	Total

Continuing operations	$24	$363	$387	$45	$834	$879

Discontinued operations	1	—	1	13	25	38

	$25	$363	$388	$58	$859	$917

The Company recognized $1.255 million and $2.862 million of share based compensation expense related to stock options during the nine-month periods ended September 30, 2009 and 2008, respectively.  The following table summarizes the expense for the nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Cost of			Cost of
	Sales	SG&A	Total	Sales	SG&A	Total

Continuing operations	$77	$1,169	$1,246	$132	$2,584	$2,716

Discontinued operations	7	2	9	41	105	146

	$84	$1,171	$1,255	$173	$2,689	$2,862

The Company historically used a modified Black-Scholes option pricing model to value its employee options, but on October 1, 2008, it began using an Enhanced Hull-White Trinomial model because it believed that the Enhanced Hull-White Trinomial model more accurately reflected the value of the underlying options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model and Enhanced Hull-White Trinomial model for stock options under ASC 718 are as follows:

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average fair-value per option granted	$2.35	$4.41	$2.17	$5.08

Significant assumptions (weighted average):
Risk-free rate	0.18%	1.90%	0.13%	2.24%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	83.0%	86.0%	83.5%	87.5%
Expected life (years) (1)	5.4	5.9	5.1	5.6
Expected turn-over rate (2)	10.60%	—	11.60%	—
Expected exercise multiple (2)	2.20	—	2.20	—

(1)   The company continues to use the simplified method to estimate expected term due to the historical structural changes to its business such that historical exercise data may no longer provide a reasonable basis on which to estimate expected term.

(2)   These assumptions are used with the Enhanced Hull-White Trinomial model which the Company began using on October 1, 2008.

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend yield reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin No. 107, which is the average of the vesting term and the original contract term.  The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company.  The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on an empirical study completed by S. Huddart and M. Lang (1996).

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

As part of the acquisition of Advanced Biotherapy, Inc. (“ADVB”) the Company agreed to exchange existing ADVB options for options to purchase the number of shares of its stock each holder would have received had he or she exercised the option in full prior to the acquisition with the same aggregate price and expiration date.  ADVB option holders had until May 5, 2009 to accept the Company’s exchange offer.  The exchange offer has resulted in the Company issuing options to acquire 194,150 shares of its stock to former holders of ADVB options with an average exercise price of $3.62 per share.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of September 30, 2009 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at June 30, 2009	2,539,828	$3.30 - $1,363.95	$16.78

Granted	29,286	$5.32 - $6.42	$5.88
Exercised	(6,719)	$3.66 - $7.00	$6.64
Forfeited	(6,378)	$3.66 - $215.25	$17.08

Outstanding at September 30, 2009	2,556,017	$3.30 - $1,363.95	$16.68

Options exercisable at September 30, 2009	1,787,132	$3.30 - $1,363.95	$21.12

Option activity under the Company’s stock option plans as of September 30, 2009 and changes during the nine months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Granted	292,151	$3.30 - $196.88	$4.03
Exercised	(6,719)	$3.66 - $7.00	$6.64
Forfeited	(88,448)	$3.50 - $215.25	$8.24
Tendered for exchange	(238,697)	$8.26 - $215.25	$18.76
Replacements issued	109,073	$3.66	$3.66

Outstanding at September 30, 2009	2,556,017	$3.30 - $1,363.95	$16.68

Options exercisable at September 30, 2009	1,787,132	$3.30 - $1,363.95	$21.12

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$3.30 - $4.00	666,162	8.0 years	$3.48	243,600	$3.37
$4.01 - $6.00	50,001	9.4 years	$4.84	17,860	$4.65
$6.01 - $8.00	1,412,957	6.7 years	$7.07	1,341,291	$7.04
$8.01 - $10.00	22,369	8.4 years	$9.07	14,604	$9.15
$10.01 - $20.00	363,081	8.0 years	$11.15	128,330	$11.16
$20.01 - $1,363.95	41,447	0.9 years	$623.37	41,447	$623.37

$3.30 - $1,363.95	2,556,017	7.2 years	$16.68	1,787,132	$21.12

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2009 of $5.55 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009 was approximately $1.4 million. The aggregate intrinsic value of exercisable options as of September 30, 2009 was approximately $493,000.  These amounts will change based on changes in the fair market value of the Company’s common stock.

As of September 30, 2009, there was approximately $1.1 million of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.15 years.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan during the first quarter of 2009, with the first offering period commencing on March 1, 2009 and ending on May 31, 2009.  A total of 8,959 shares of the Company’s common stock were purchased under the Employee Stock Purchase Plan at the conclusion of the first offering period.  As of September 30, 2009, 291,041 shares remain available for issuance under the 2008 Purchase Plan. The Company recorded compensation expense related to the Employee Stock Purchase Plan of $29,053 and $70,850 for the three month and nine month periods ended September 30, 2009, respectively.  As of September 30, 2009 there was approximately $50,832 of total unrecognized compensation cost related to the Employee Stock Purchase Plan which is expected to be recognized over a 14 month period.

Note 3 — Acquisition of Advanced Biotherapy, Inc.

On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by certain stockholders of ADVB (the “Sellers”)

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

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

The Company exchanged the remaining shares of ADVB for 233,808 shares of the Company’s common stock, pursuant to a Form S-4 registration statement (File No. 333-156924) that was declared effective by the Securities and Exchange Commission on February 6, 2009.

Richard P. Kiphart, one of the Sellers, was the beneficial owner of more than 80% of the shares of ADVB and served as its Chairman. Mr. Kiphart also served and continues to serve as Chairman of the Company, and was the beneficial owner of approximately 40% of the common shares of the Company.  David Valentine is also a stockholder and director of Lime and was a stockholder and director of ADVB.

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

ADVB had no revenue generating operations and did not have employees capable of developing a product that would be considered a business. Therefore the Company did not consider ADVB a business as defined by Regulation S-X, Rule 11-01(d) or by generally accepted accounting principles. Consequently, the merger was not accounted for as a business combination under the guidance of ASC 805, Business Combinations.  The substance of the ADVB acquisition includes two distinct events. First, as a result of the transaction, the Company has settled the amounts due to ADVB under its revolving credit note (see note 9).  In addition, the Company received approximately $7.4 million of cash in exchange for the shares of common stock it issued in connection with the ADVB acquisition. As a result of the merger, the Company eliminated any debt due to ADVB, recorded the assets acquired (consisting primarily of cash and cash equivalents) at fair value and credited equity for the value of its common shares issued in connection with the ADVB acquisition.

Note 4 — Acquisition of Applied Energy Management, Inc.

On June 11, 2008, the Company acquired all of the outstanding capital stock of Applied Energy Management, Inc. (“AEM”) for $4,000,000 in cash and 945,777 shares of the Company’s common stock, of which $3,500,000 in cash and 882,725 shares were paid at the time of closing and $500,000 and 63,052 shares were paid in March 2009 following determination of the amounts owed under an earn-out

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

provision of the purchase agreement.  For accounting purposes the common stock issued was valued at the fair market value at the time of issuance.  The acquisition was recorded using the purchase method of accounting, accordingly, the results of operations for AEM have been included in the consolidated statement of operations since the date of acquisition.

Note 5 — Discontinued Operations

On March 10, 2009, the Company announced its intention to divest its Energy Technology segment operated by its subsidiary Management Performance Group, Inc. (“MPG”).  On August 10, 2009, the Company entered into an Asset Purchase Agreement with Elutions, Inc., a Delaware corporation (“Elutions”) pursuant to which Lime sold certain assets of MPG including the eMAC and uMAC systems, accounts receivable, inventory and customer monitoring contracts.  The asset sale is structured as an earnout with certain minimum revenue levels that must be achieved by Elutions from the sale of the eMAC and uMAC controllers and systems before any earnout is payable to Lime.  The earnout period is for four years and Lime has an opportunity to earn up to $4 million.  The transaction closed on August 10, 2009.  During the quarter ended June 30, 2009, in anticipation of the sale, Lime reduced the carrying value of MPG’s assets to their expected fair value, incurring an impairment loss of $503,407.  No earnout payments have been received to date and the Company does not anticipate receiving any earnout payment before late 2010, at the earliest.

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows (in thousands):

As of	December 31, 2008

Accounts receivable	$413
Other current assets	774
Total current assets	1,187

Net property, plant & equipment	117
Other assets	327
Total assets	$1,631

Accounts payable	$107
Other current liabilities	612
Total current liabilities	719

Long term liabilities	103
Total liabilities	$822

After the impairment charge recorded during the quarter ended June 30, 2009, the carrying value of the net assets of the discontinued operations as of June 30, 2009 approximated $0.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

The revenue and loss related to the discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Nine months ended September 30,	2009	2008	2009	2008

Revenue	$47	$623	$828	$1,839

Net Loss	(396)	(418)	(1,425)	(2,055)

Note 6 — Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for fiscal years, and interim periods within such fiscal years, ending after September 15, 2009. ASC 105-10 establishes an authoritative United States GAAP superseding all pre-existing accounting standards and literature. ASC 105-10 is effective for the Company’s September 30, 2009 interim financial reporting, and did not have a material effect on its financial statements upon adoption. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)) (codified within ASC Topic 805). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will affect future acquisitions.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (codified within ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified under the ASC 810). SFAS 167 amends the consolidation guidance applicable to variable

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

Note 7 — Net Loss Per Share

The Company computes loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the nine months ended September 30, 2009 and 2008 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average shares issuable upon exercise of outstanding options	2,541,659	2,167,388	2,519,161	2,142,236

Weighted average shares issuable upon exercise of outstanding warrants	844,824	379,890	776,189	402,838

Weighted average shares issuable upon conversion of convertible debt (1)	477,409	714,286	637,988	714,286

Total	3,863,892	3,261,564	3,933,338	3,259,360

(1) All of the convertible debt was converted to common shares during the 3rd quarter of 2009.

Note 8 - Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
As of	2009	2008

Raw materials	$316	$667

Reserve for obsolescence	—	(2)

	$316	$665

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Note 9 — Revolving Line of Credit

On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. (“ADVB”) and Richard Kiphart, the Company’s chairman and largest individual investor.  On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14.5 million from $1.5 million.  On October 31, 2008 the note and related documents with ADVB were amended to increase its commitment from $1.5 million to $4.5 million.  On November 14, 2008, Mr. Kiphart agreed to convert his note into shares of the Company’s Series A-1 preferred stock.  On November 18, 2008, the Company entered an agreement to acquire 90.8% of the shares of ADVB and it completed a short-form merger on March 3, 2009, whereby it merged ADVB with a newly created acquisition subsidiary.  Following the merger it canceled the outstanding balance of $42,029 and accrued interest of $51,797 on the ADVB line of credit.  Please refer to Note 3 for additional information regarding the ADVB acquisition.

On August 10, 2009, the Company and Mr. Kiphart entered into a new $2 million revolving bridge line to meet any potential liquidity needs the Company might have prior to the completion of its follow-on public offering of common stock.  The bridge line note was to mature on February 10, 2010 and carried an interest rate of 17% per annum, with 12% payable quarterly in cash and the remaining 5% to be capitalized and added to the principal balance on the note.  The loan agreement also required that if the Company terminated the note before its scheduled maturity it would owe Mr. Kiphart the difference between $70,000 and any interest and unused line fees paid.  The Company issued Mr. Kiphart two warrants in connection with the issuance of the revolving bridge line of credit.  The first warrant gives Mr. Kiphart the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  This warrant was valued at $309,338 using a trinomial tree option pricing model using the following assumptions: risk free rate of 0.19%; expected volatility of 94.6%; expected dividend of $0; and expected life of four years.  The value of the warrant was booked to deferred financing costs and which the Company began amortizing over the term of the bridge line.  The second warrant gave Mr. Kiphart the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.

The Company completed its follow-on offering of common stock in September 2009 and terminated the bridge line on October 2, 2009.  The line was never utilized.  Upon termination, it paid Mr. Kiphart the $70,000 fee described above and terminated the warrant to purchase 62,500 shares of its common stock.

Note 10 — Subordinated Convertible Term Notes

During the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s Chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes (the “Term Notes”).  The Term Notes were to mature on May 31, 2010, and accrued interest at the rate of 10% per year.  Interest was payable quarterly, 50% in cash and 50% in shares of the Company’s common stock valued at the market price of the Company’s common stock on the interest due date.

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

The shares issued as part of the quarterly interest payments and issuable upon conversion of the term loan or exercise of the warrants were not registered for resale, though the Company has granted the Investors the right to demand the Company use its best efforts to file a registration statement to register a certain minimum number of shares.

In recording the transaction, the Company allocated the value of the proceeds to the Term Notes and warrants based on their relative fair values.  In doing so, it determined that the Term Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Notes (determined on the Term Note issuance date) exceeded the value allocated to the Term Notes of $3,863,463.  The Term Notes were convertible into 714,286 shares of common stock, which at the market price of $8.02 per share on date of issuance of the Term Notes was worth $5,730,000.  The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Notes of $1,866,537 was considered to be the value of the beneficial conversion feature.

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Term Notes which was then amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $159,945 and $251,624 was included in interest expense during the three-month periods ended September 30, 2009 and 2008, respectively.

In addition, the Company incurred costs of $8,572 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of the deferred issuance costs of $456 and $719 was included in interest expense during the three-month periods ended September 30, 2009 and 2008, respectively.

On August 10, 2009, the Company and Mr. Kiphart agreed to convert his Term Notes, totaling $3.1 million, into 484,375 shares of the Company’s common stock at the prior day’s closing market price of $6.40 per share.  Also on August 10, 2009, the holders of the remaining Term Notes all elected to convert their notes into common stock upon the closing of the underwritten public offering at the lower of the offering price less the underwriters’ discount and the stated conversion price of the notes of $7.00 per share.  The public follow-on offering closed on September 25, 2009, at which time the $1.9 million in Term Notes were converted into 367,504 shares of common stock.

Upon the conversion of Mr. Kiphart’s Term Notes on August 10, 2009 and the remaining $1.9 million of Term Notes on September 25, 2009, the Company expensed the unamortized discount totaling $756,293 and deferred issuance costs totaling $2,157.  In addition, because the Term Notes were converted at less than their stated conversion price of $7.00, the Company was required to record a non-cash interest charge of $938,248 which represented the value of the additional shares issued as a result of the reduction in the conversion price.

As of September 30, 2009, there were no Term Notes outstanding.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Note 11 — The November 2008 PIPE Transaction

On November 13, 2008, the Company entered into Subscription Agreements with 15 investors to sell 1,787,893 units, each comprised of one share of the Company’s common stock and a warrant to purchase an additional quarter share of common stock (the “Units”).  The sale price was $3.51 per Unit, which was equal to 75% of the volume-weighted average price of the Company’s stock for the ten days prior to closing.  The warrants allow holders to purchase a share of common stock for $4.10 per share, which was the closing price of the Company’s common stock on the day prior to the closing, and the warrants are exercisable any time after May 13, 2009 and before November 13, 2011.  The total gross proceeds raised in the offering totaled $6,275,500.

The private offering closed in two tranches: tranche A, which was comprised of unaffiliated investors; and tranche B which was comprised of affiliated investors, primarily executive officers and directors of the Company.  The Company raised $3,000,500 in tranche A, which closed on November 13, 2008 and $3,275,000 in tranche B, which closed on January 30, 2009. The issuance of the Units sold in tranche B required approval by holders of a majority of the Company’s outstanding voting stock pursuant to the NASDAQ Marketplace Rules.  The Company received the written consent in lieu of a meeting of stockholders from the holders of shares representing 58.7% of the total outstanding shares of its common stock on November 13, 2008, which was sufficient under the General Corporation Law of the State of Delaware, the Company’s By-Laws and the NASDAQ Marketplace Rules to approve the transaction.

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

Note 12 — Preferred Stock

On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note and $207,104 of accrued interest into 358,710 shares of Series A-1 preferred stock.  Each outstanding share of preferred stock was entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value (which was $41.00) on or prior to March 31, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after April 1, 2009 (9% in cash and 8% in additional shares of preferred stock).  The preferred stock was convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock.

On August 10, 2009, to facilitate the anticipated public offering of its common stock, the Company and Mr. Kiphart converted his Series A-1 preferred stock into 3,777,705 shares of the Company’s common stock.  Following this conversion there were no shares of Series A-1 Preferred Stock outstanding.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Note 13 — Sale of Common Stock

On September 25, 2009, the Company completed an underwritten follow-on public offering of its common stock, receiving $27,500,000 in gross proceeds less $1,650,000 in underwriters’ discount and offering costs of $381,830.  On October 2, 2009, the Underwriters exercised their overallotment and purchased an additional 750,000 shares from the Company at $5.50 per share, less a discount of 6% for total net proceeds to the Company of $3,877,500.  Proceeds from the offering were used to repay a $2 million line of credit and $1.4 million in notes payable.  The balance of the proceeds will be used for other general corporate purposes.

In connection with this public offering all board members, the Company’s executive management and former holders of the Company’s subordinated convertible notes entered into a six-month lockup agreement with the Underwriters.  The lock-up agreement prohibits any of the parties from selling any of the shares of the Company’s common stock prior to March 16, 2010.  Under certain circumstances the lock-up period may be extended to as late as April 17, 2010.

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

Note 15 — Other Equity Issuances

(a)          During the first nine months of 2009, the Company issued 45,400 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

(b)         During the first nine months of 2009, the Company issued 19,063 shares of its Series A-1 preferred stock in partial satisfaction of dividends owed the holder.

(c)          In August 2009, the Company issued 2,000 shares to a consultant as partial compensation for services received.  These shares were valued at the market on the date of issuance and charged to operations during August.

(d)         During the third quarter of 2009, holders of certain of the Company’s options exercised their rights to purchase 6,719 shares of the Company’s common stock.

Lime Energy Co.

Notes to Condensed Consolidated Financial Statements

Note 16 — Related Party Transactions

On January 30, 2009, the Company closed on tranche B of the Subscription Agreements dated November 13, 2008 between the Company and seven investors affiliated with the Company.  The investors in this private transaction included Richard Kiphart, the Company’s Chairman, David Asplund, the Company’s Chief Executive Officer, Daniel Parke, the Company’s President, Jeffrey Mistarz, the Company’s Chief Financial Officer, and Gregory Barnum and David Valentine, members of the Company’s Board of Directors.  For additional information regarding this transaction please refer to Note 11 above.

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

On August 10, 2009, Mr. Kiphart, the Company’s Chairman, converted all of his shares of Series A-1 Convertible Preferred Stock into 3,777,705 shares of common stock and $3.1 million of Convertible Subordinated Notes into 484,375 shares of common stock.  Please refer to Notes 10 and 12 for additional information regarding these conversions.

Note 17 — Subsequent Events

On October 2, 2009, the underwriters for the Company’s public offering exercised their overallotment option to purchase 750,000 shares of the Company’s common stock for total net proceeds to the Company of $3,877,500.  For additional information please refer to note 13.

On October 2, 2009, the Company terminated its $2 million revolving bridge line of credit.  For additional information regarding the bridge line please refer to note 9.

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

Overview

We are a leading provider of integrated energy engineering, consulting and implementation solutions specializing in improving the energy efficiency of our clients’ facilities, reducing their operating costs and carbon emissions.  We operate in two specific markets: the commercial and industrial (C&I) market and the public sector market.    In the C&I market we sell directly to commercial and industrial clients and to utilities where we act as energy efficiency program managers.  In the public sector market we work with energy service companies (“ESCOs”), but we have also recently begun to act as a prime contractor to the federal government when they do not need the services of our ESCO partners.  Our clients include commercial and industrial businesses, property owners and managers, utilities, ESCOs serving U.S. government and educational institutions, and the federal government.  We focus on deploying solutions to reduce the energy-related expenditures of our client’s facilities and the impact of their energy use on the environment, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization and renewable project development and implementation.  We provide energy efficiency solutions across all of our clients’ facilities, ranging from high-rise office buildings to manufacturing plants, retail sites, mixed use complexes and large, government sites to small, local facilities.

We offer our clients a full range of services to address the energy efficiency needs of their facilities based on our ability to identify and deliver significant return on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs. Our turnkey services include:

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

We serve a wide range of commercial, industrial, utility and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly, as well as utilities for which we manage energy efficiency portfolio projects. Our public sector clients include government agencies and educational institutions, which we serve both through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector as prime contractors, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition, during the third quarter of 2009 we became one of three companies qualified to bid under the US Army Corp. of Engineers’ Facility Repair and Renewal (FRR) program.  As a result, we are now able to bid directly on federal government projects under the FRR program as a prime contractor.

In August 2009 we sold certain assets of our Maximum Performance Group, Inc. subsidiary, which formerly made up our Energy Technology business segment in order to focus on our core Energy Efficiency Services business.  The Energy Technology segment, which represented approximately 4% of our 2008 revenue, offered a patented line of heating, ventilation and air conditioning and lighting controllers under the eMAC and uMAC brand names. The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units. The uMAC technology is a version of the eMAC that remotely controls the operation of a facility’s lights via wireless communications.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.   The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a couple days to a year or more to complete with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public section markets.  We recognize the revenue on smaller, shorter term projects on a completed contract basis and on larger, longer projects we utilize the percentage of completion method for revenue recognition. All of our revenue is earned in the United States.

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

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.), intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.), with the balance recorded as goodwill.  We amortize the value of certain intangible assets over their estimated useful lives as a non-cash expense.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated Results (in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%

Revenue	$21,003	$17,709	$3,294	18.6%
Cost of sales	16,524	13,388	3,136	23.4%
Gross profit	4,479	4,321	158	3.7%

Selling, general and administrative	5,731	5,509	222	4.0%
Amortization of intangibles	269	602	(333)	-55.3%
Operating Loss	(1,521)	(1,790)	269	-15.0%

Other income (expense)	(1,974)	(931)	(1,043)	112.0%
Loss from continuing operations	(3,495)	(2,721)	(774)	28.4%

Loss from discontinued operations	(396)	(418)	22	-5.3%
Net loss	$(3,891)	$(3,139)	$(752)	24.0%

Preferred stock dividends	(297)	—	(297)	—
Net loss available to common stockholders	$(4,188)	$(3,139)	$(1,049)	33.4%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	September 30,
	2009	2008

Revenue	100.0%	100.0%
Cost of sales	78.7%	75.6%
Gross profit	21.3%	24.4%

Selling, general and administrative	27.3%	31.1%
Amortization of intangibles	1.3%	3.4%
Operating Loss	-7.2%	-10.1%

Other income (expense)	-9.4%	-5.3%
Loss from continuing operations	-16.6%	-15.4%

Loss from discontinued operations	-1.9%	-2.4%
Net loss	-18.5%	-17.7%

Preferred stock dividends	-1.4%	0.0%
Net loss available to common stockholders	-19.9%	-17.7%

Revenue.  Our revenue for the three months ended September 30, 2009 was $21.003 million, representing an 18.6%, or $3.294 million increase over the $17.709 million earned during the three months ended September 30, 2008.  Revenue earned in our commercial and industrial markets increased approximately 24% over the prior year third quarter while revenue in our public sector markets increased by approximately 16%.  The increase in revenue during the current period was due to continued improvement in the productivity of our salespeople and continued strong customer interest in energy efficiency services.  No revenue was earned during the quarter from our recently awarded utility program management contract or FRR contract, nor do we expect any material revenue from these contracts until 2010.  We expect our fourth quarter revenue will be lower than the revenue earned during the fourth quarter of 2008, but higher than that of the 3rd quarter of 2009.  We also expect our first quarter 2010 revenue to be lower than our fourth quarter revenue, consistent with the seasonal pattern experience in prior years, but higher than the revenue realized in the first quarter of 2009.

Gross Profit.  Our gross profit for the three-month period ended September 30, 2009 was $4.479 million, a $158 thousand or 3.7% increase over the $4.321 million earned during the same period in 2008.  Our gross profit margin for the third quarter of 2009 was 21.3% compared to 24.4% for the third quarter of 2008.  The decline in our gross profit margin was the result of a change in the mix of our business with revenue from our public sector representing a slightly larger portion of our consolidated revenue, and lower margins earned in our commercial and industrial business due to the type of work completed during the quarter.  We believe that our fourth quarter gross profit margin will remain largely unchanged from the levels realized during the third quarter.

Selling, General and Administrative Expense.  Our SG&A for the third quarter of 2009 was $5.731 million, an increase of $222 thousand, or 4.0%, compared to the $5.509 million for the same period during 2008.  Share based compensation expense included in SG&A declined approximately $442 thousand from the expense recorded during the same period in 2008.  This was offset by increases in labor expense resulting from new hires to support our new initiatives in engineering, utility program management and direct federal government contracting, as well as additions to our sales staff added earlier in the year.  Our SG&A was 27.3% of revenue during the third quarter of 2009 as compared to 31.1% for the same period in 2008.  We expect our quarterly SG&A expense to increase slightly during the balance of the year, due primarily to the costs associated with new hires made during the past 12 months and commission expense on projected higher fourth quarter sales in our C&I markets.

Amortization of Intangibles.  Amortization expense associated with our intangible assets was $269 thousand during the third quarter of 2009, a decrease of $333 thousand from the $602 thousand recorded during the third quarter of 2008.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past three years have become fully amortized.  Amortization expense for the fourth quarter of 2009 will be $294 thousand, declining to $163 thousand for the first and second quarters of 2010.

Other Non-Operating (Expense) Income.  Other expense increased $1.043 million to $1.974 million during the third quarter of 2009 as compared to $931 thousand for the third quarter of 2008.  Interest expense for the third quarter of 2009 was $2.004 million, a $1.06 million increase over the $944 thousand recorded for the third quarter of 2008.  The components of interest expense for the three-month periods ended September 30, 2009 and 2008 are as follows:

Three months ended September 30,	2009	2008

Lines of credit	$—	$517
Note payable	22	30
Mortgage	5	7
Subordinated convertible notes	81	126
Other	28	12

Total contractual interest	$136	$692

Amortization of deferred issuance costs and debt discount	930	252

Beneficial conversion value of change in conversion price of siborindated notes	938	—

Total interest expense	$2,004	$944

Total contractual interest (the interest on outstanding loan balances) decreased $556 thousand during the third quarter of 2009 to $136 thousand when compared to $692 thousand incurred during the third quarter of 2008.  The decrease was the result of the conversion of the line of credit to preferred stock at the end of 2008 and the conversion of $3.1 million of subordinated convertible notes into common stock on August 10, 2009.  Offsetting the decline in contractual interest was an increase of $678 thousand in amortization expense, as during the quarter we recognized the remaining unamortized debt discount and deferred financing costs upon the conversion of the subordinated convertible notes.  In addition, during the period we incurred a $938 thousand non-cash charge resulting from the conversion of the subordinated convertible notes at a conversion price which was lower than their stated conversion price of $7.00 per share.  Please refer to note 10 for additional information regarding the conversion of the subordinated convertible notes.  Our fourth quarter interest expense will include approximately $300 thousand of non-cash interest expense resulting from the write off of deferred financing costs associated with the bridge line of credit that was terminated in early October.

Interest income increased $17 thousand to $30 thousand during the third quarter of 2009, from $13 thousand during the third quarter of 2008.  During the fourth quarter of 2007 we began offering certain customers extended payment terms.  We are required to discount these receivables at a market rate of interest and amortize the discount over the term of the extended payments as interest income.  We significantly scaled back the offering of extended payment terms in late 2008 in order to conserve cash for other working capital needs, but have recently begun offering such terms to certain customers again.  The average balance of these receivables was higher during the third quarter of 2009 than during the year earlier period, contributing to the increase in interest income for the period.

Discontinued Operations.  The loss from discontinued operations declined $22 thousand or 5.3% to $396 thousand for the third quarter of 2009 from $418 thousand for the third quarter of 2008.  We wound down most of the operations of our Maximum Performance Group subsidiary during the quarter following the sale of all of the significant assets of the company in August 2009.  We do not believe we will incur any significant expenses related to this subsidiary in future periods.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated Results(thousands)

	Nine Months Ended September 30,			Change from Historical		Change from Pro forma
		2008	2008
	2009	Historical	Pro forma (1)	$	%	$	%

Revenue	$50,523	$26,334	$36,471	$24,189	91.9%	$14,052	38.5%
Cost of sales	40,397	21,075	29,476	19,322	91.7%	10,921	37.1%
Gross profit	10,126	5,259	6,995	4,867	92.5%	3,131	44.8%

Selling, general and administrative	16,513	12,331	16,537	4,182	33.9%	(24)	-0.1%
Amortization of intangibles	927	984	1,866	(57)	-5.8%	(939)	-50.3%
Operating Loss	(7,314)	(8,056)	(11,408)	742	-9.2%	4,094	-35.9%

Other income (expense)	(2,815)	(1,792)	(2,506)	(1,023)	57.1%	(309)	12.3%
Loss from continuing operations	(10,129)	(9,848)	(13,914)	(281)	2.9%	3,785	-27.2%

Loss from discontinued operations	(1,425)	(2,055)	(2,055)	630	-30.7%	630	-30.7%
Net loss	$(11,554)	$(11,903)	$(15,969)	$349	-2.9%	$4,415	-27.6%

Preferred stock dividends	(1,499)	—	—	(1,499)	—	(1,499)	—
Net loss available to common stockholders	$(13,053)	$(11,903)	$(15,969)	$(1,150)	9.7%	$2,916	-18.3%

(1) Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

The following table presents the percentage of certain items to revenue:

	Nine Months Ended September 30,
		2008	2008
	2009	Historical	Pro forma (1)

Revenue	100.0%	100.0%	100.0%
Cost of sales	80.0%	80.0%	80.8%
Gross profit	20.0%	20.0%	19.2%

Selling, general and administrative	32.7%	46.8%	45.3%
Amortization of intangibles	1.8%	3.7%	5.1%
Operating Loss	-14.5%	-30.6%	-31.3%

Other income (expense)	-5.6%	-6.8%	-6.9%
Loss from continuing operations	-20.0%	-37.4%	-38.2%

Loss from discontinued operations	-2.8%	-7.8%	-5.6%
Net loss	-22.9%	-45.2%	-43.8%

Preferred stock dividends	-3.0%	0.0%	0.0%
Net loss available to common stockholders	-25.8%	-45.2%	-43.8%

(1) Assuming the acquisition of Applied Energy Management, Inc. had taken place on January 1, 2008

Revenue.  Our revenue for the nine months ended September 30, 2009 increased $24.189 million, or 91.9%, to $50.523 million as compared to the $26.334 million recorded during the first nine months of 2008.   This increase was in part due to the acquisition of AEM in June 2008.  Our revenue increased $14.052 million, or 38.5%, over the pro forma revenue of $36.471 million for the first nine months of 2008.  Through the first nine months of 2009 revenue earned in our commercial and industrial markets increased 26% over the same period in 2008 while revenue from our public sector markets was up 45%.

Gross Profit.  Our gross profit for the first nine months of 2009 was $10.126 million, a $4.867 million, or 92.5% increase over the gross profit of $5.259 million earned during the same period in 2008.  Our gross profit increased $3.131 million, or 44.8%, over the gross profit of $6.995 million for the first nine months of 2008 on a pro forma basis.  Our gross margins for the first nine months of 2009 and 2008 were both 20.0%, compared to 19.2% for the 2008 period on a pro forma basis.

Selling, General and Administrative Expense.  Our SG&A expense was $16.513 million for the first nine months of 2009, an increase of $4.182 million, or 33.9% compared to the first nine months of 2008 on a historical basis.  This increase was largely due to the inclusion of nine months of AEM’s SG&A expense during the 2009 period.  AEM was acquired in June 2008.  Our SG&A declined $24 thousand, or 0.1%, when compared to the first nine months of 2008 on a pro forma basis.  A $1.3 million decline in share based compensation was offset by increases in labor expense, outside consulting fees, including legal, marketing, IT and compensation, and higher franchise taxes.

Amortization of Intangibles.  Amortization expense declined $57 thousand, or 5.8% to $927 thousand during the first nine months of 2009 compared to $984 thousand for the first nine months of 2008 on a historical basis.  On a pro forma basis amortization expense declined $939 thousand, or 50.3%.  Amortization expense will continue to decline in future periods as the underlying intangible assets become fully amortized.

Other Non-Operating (Expense) Income.  Other expense increased $1.023 million or 57.1% to $2.815 million during the first nine months of 2009 compared to $1.792 million for the year earlier period on a historical basis.  Interest expense was $2.907 million for the first nine months of 2009, a increase of $1.045 million when compared to $1.862 million for the first nine months of 2008.  The components of interest expense for the nine-month periods ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30,
		2008	2008
	2009	Historical	Pro forma

Lines of credit	$53	$657	$1,246
Note payable	75	42	146
Mortgage	14	21	21
Subordinated convertible notes	329	374	374
Other	72	16	37

Total contractual interest	$543	$1,110	$1,824

Amortization of deferred issuance costs and debt discount	1,426	752	752

Beneficial conversion value of change in conversion price of siborindated notes	938	—	—

Total interest expense	$2,907	$1,862	$2,576

Our contractual interest expense declined $567 thousand during the first nine months of 2009 to $543 thousand from $1.11 million for the same period in 2008.  The decrease was primarily the result of the conversion of the line of credit to preferred stock at the end of 2008 and the conversion of $3.1 million of the subordinated convertible notes on August 10, 2009.  Offsetting the decline in contractual interest was an increase in amortization expense of $674 thousand as we recognized the remaining unamortized debt discount and deferred financing costs upon the conversion of the subordinated convertible notes.  In addition during the period we incurred a $938 thousand non-cash charge resulting from the conversion of the subordinated convertible notes at a conversion price which was lower than the stated conversion price of $7.00 per share.  Please refer to note 10 for additional information regarding the conversion of the subordinated convertible notes.

Interest income increased $22 thousand to $92 thousand during the first nine months of 2009 from the $70 thousand earned during the same period in 2008.  The increase was the result of higher average balances on our portfolio of extended receivables.

Discontinued Operations.  The loss from discontinued operations declined $630 thousand or 30.7% to $1.425 million for the first nine months of 2009 from $2.055 million for the same period in 2008.  Reductions in research and development costs and labor expense were partially offset by a second quarter impairment charge of $503,407 we took to reduce the carrying value of certain assets in anticipation of the sale of our Energy Technology business.  The sale of this business closed on August 10, 2009, therefore we do not expect to incur any significant further losses from this segment in future periods.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $24.217 million, compared to $3.734 million on December 31, 2008. Our debt obligations as of September 30, 2009 consisted of a mortgage of $427 thousand on our facility in Elk Grove Village Illinois and various vehicle loans totaling $342 thousand.  Subsequent to the end of our third quarter we received an additional $3.9 million from the public sale of our common stock.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

	Nine months ended
	September 30,
	2009	2008

Net cash used in operating activities	$(8,083)	$(12,665)
Net cash used in investing activities	(1,341)	(4,156)
Net cash provided by financing activities	29,907	12,919

Net Increase (Decrease) in Cash and Cash Equivalents	$20,483	$(3,902)

Cash and Cash Equivalents, at beginning of period	3,734	4,781

Cash and Cash Equivalents, at end of period	$24,217	$879

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Net cash increased $20.483 million during the first nine months of 2009 as compared to decreasing $3.902 million during the same period in 2008.

Operating Activities

Operating activities consumed cash of $8.083 million during the nine-month period ended September 30, 2009 as compared to consuming cash of $12.665 million during the same period of 2008.

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

The cash consumed by operating activities before changes in working capital declined $49 thousand to $6.203 million during the first nine months of 2009 as compared to consuming $6.252 million during the first nine months of 2008.  The reduction in the cash consumption was the result of the reduction in the cash operating loss (excluding depreciation, amortization and share based compensation) and the reduced loss from discontinued operations.  We believe that we will continue to see improvements in the cash consumed by operating activities before changes in working capital if our revenue and profitability improve as we believe they will, such that we expect our operations will generate cash before changes in working capital during the fourth quarter of the year.

Changes in working capital consumed cash of $1.88 million during the first nine months of 2009, a reduction of $4.533 million, or 70.7%, when compared to the $6.413 million consumed during the same period in 2008.  The reduced use of cash for working capital during 2009 was primarily the result of receivable collections generated from strong sales in the fourth quarter of 2008, in combination with improved receivable turnover.  We expect our working capital requirements to increase with increases in our sales in future periods, though we hope improvements in our receivables turnover will keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

Cash used in investing activities decreased $2.815 million, or 67.7% to $1.341 million during the nine-month period ended September 30, 2009 from $4.156 million for the same period in 2008.  During the first nine months of 2009 we paid $614 thousand for the AEM earn-out and costs associated with the acquisition of AEM and $446 thousand to purchase the rights to the FRR contract.  We also made capital expenditures of $305 thousand for service vehicles and office equipment during the first nine months of 2009.  During the first nine months of 2008 we purchased AEM and made capital purchases totaling $357 thousand.  We do not expect to make significant expenditures for fixed assets for the balance of 2009.

Financing Activities

Financing activities generated cash of $29.907 million during the first nine months of 2009 as compared to generating $12.919 million during the first nine months of 2008.  In September 2009, we completed a follow-on public offering of our common stock generating gross proceeds of $27.5 million.  In March 2009 we closed on the acquisition of ADVB and gained access to its cash balances of $7.4 million.  We have treated this acquisition as an offering because the primary purpose was to gain access to its cash.  We have not continued to operate ADVB as a going concern.  In January 2009 we closed on tranche B of the November 2008 PIPE, generating cash proceeds of $3.275 million.  We also received $45 thousand from the exercise of options and $27 thousand from new vehicle loans.  The proceeds from these transactions were partially offset by $3.966 million used to repay our lines of credit; $2.828 million in transaction costs related to the acquisition of ADVB and the follow-on offering; and $1.574 million in other debt repayments.  During the first half of 2008 we drew $3.5 million on our line of credit to fund the acquisition of AEM, $2.0 million to fund an equity infusion into AEM to assist with its working capital requirements and $7.7 million to fund other operating needs.  We also borrowed $133 thousand to fund the purchase of a new service vehicles and received $120 thousand from the exercise of options and warrants.  These sources of cash were partially offset by $570 thousand used to repay a portion of our long term debt.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash reserves.

Our ability to continue to expand our sales will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount and timing of future revenues, working capital requirements and the level and amount of our sales and marketing efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common stock, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement:

•                  Focus on increasing the sales and profitability of our products and services while controlling the growth in our SG&A expense.  We believe that to a great degree our ability to generate positive cash flow is dependent on our ability to increase sales while controlling the growth of our SG&A and maintaining or improving our gross margins.  We have built a corporate infrastructure over the past couple of years to support a large, diversified national company.  We believe that this infrastructure can support significantly higher revenue without a corresponding increase in our SG&A.  During the first nine months of 2009, on a pro forma basis our revenue has grown 39% with no increase in our total SG&A.   We are focused on continually reducing our SG&A expense as a percentage of revenue with a target of reducing it to 11% to 14% within the next three to five years, which we believe is a sustainable SG&A expense ratio for the business over the longer term and reflects our expectations with respect to our ability to achieve additional operating leverage.  If we are able to achieve this goal, while holding or improving our gross margins, we believe we will begin to generate positive cash flow and earnings within the next 12 to 24 months.

•                  Sell our Energy Technology Business.  We made the decision in early 2009 to sell our Energy Technology business segment to eliminate this source of losses and allow us to focus on our growing Energy Efficiency business.  We began the process of seeking a buyer for this business during the first quarter of 2009 and closed on the sale on August 10, 2009.  The sale has been structured as an earnout in which the buyer must achieve minimum revenue levels before we would be eligible for any payment.  We do not anticipate receiving any earnout payments before late 2010 at the earliest and we may never receive any earnout payments.

We believe that if we are successful in increasing our revenue while controlling the growth in our operating expenses we should have sufficient liquidity to allow us to operate until our operations turn cash flow positive.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,”  “goal,” “target,’ “should,” and similar expressions, including when used in the negative.

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described in this Report under “Part II, Item 1A—Risk Factors” and the following:

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

•                  and

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

ITEM 3.                                       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                       Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.                                            Risk Factors

We have updated the risk factors appearing under the captions “Risks Related to Our Financial Condition” and “Risks Relating to our Business” previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 11, 2009, as set forth below.

We have a limited operating history under our current business model in a rapidly evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

Our business has evolved substantially over time through organic growth and strategic acquisitions.  Our current business model has only been in operation since June 2006, when we launched our Energy Efficiency Services business. Accordingly, we have only a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:

•                  maintain and expand our current relationships and develop new relationships with commercial and industrial businesses, property owners and managers and energy service companies, or “ESCOs,” serving government and educational institutions;

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

We have experienced losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. We must increase sales while maintaining or improving our margins to operate profitably and sustain positive operating cash flows. We may be required to reduce the prices of our services in order to increase sales. If we reduce prices, we may not be able to reduce costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we have spent and expect to continue to spend significant funds for: (i) general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (ii) acquisitions. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be adversely affected. If we experience slower than anticipated revenue growth or if the gross margins we earn on our sales are lower than expected or our operating expenses exceed our expectations, we may not achieve profitability in the future or if we achieve profitability in the future, we may not be able to sustain it.  As we grow, our working capital requirements are likely to increase.  We may need additional funds in the form of a bank working capital line to support this increased working capital.  If in the future we cannot obtain bank financing it could limit our ability to grow our business to the point that it is profitable on a consistent basis.

In addition, because of our negative cash flow, we have funded our operations through the issuance of common and preferred stock and debt. Our ability to continue to operate until our cash flow turns positive may depend on our ability to continue to raise additional funds through the issuance of equity or debt. If we are not successful in raising any needed additional funds, we might have to significantly scale back or delay our growth plans, or sell or shut down some of our businesses. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our services and technologies, which could have a material adverse effect on our business, results of operations and financial condition.

The current widespread economic downturn and uncertainty and turmoil in the equity and credit markets could adversely impact our clients, diminish the demand for our services and products, and harm our operations and financial performance.

The energy efficiency solutions marketplace has experienced rapid evolution and growth, but we do not know how sensitive it is to a recession or downturn in the general economy. The current recession could harm the economic health of our clients and consequently decrease the demand for our products or services, particularly in the commercial and industrial markets. The recession also may cause reductions or elimination of utility or government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition during the recession may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.

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

A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the last two quarters of each year. The concentration of earnings and cash flow in the fourth quarter is primarily due to our clients’ budget cycles.  Further, many of our clients purchase our energy efficiency solutions on the basis of cancellable short-term agreements for projects that can be completed in a matter of weeks rather than long-term purchase commitments.  Consequently, we do not have a constant and predictable stream of revenue from those clients.  Additionally, because a few large projects are often responsible for a significant portion of our revenue from public sector clients, the level of activity, initial project delays or gaps between projects have historically led to significant fluctuations of revenue on an irregular basis throughout the fiscal year.  As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.

The energy efficiency solutions market is highly competitive, and we expect competition to increase and intensify as the energy efficiency solutions market continues to evolve. We face strong competition primarily from lighting and lighting fixture manufacturers, lighting fixture distributors, providers of energy efficiency lighting upgrades and maintenance, small regional providers of energy efficiency solutions and local electrical and mechanical contractors.  As we extend energy efficiency offerings that are currently available to our public sector clients to our commercial and industrial clients, we expect to face additional competition from providers of those services in the commercial and industrial market. We compete primarily on the basis of client service and support, quality and scope of services and products, cost of services and products, ability to service clients on a national level, name recognition and financial resources and performance track record for services provided.

In addition to our existing competitors, new competitors such as large national or multinational engineering and/or construction companies could enter our markets.  Many of these current and potential competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition, and more extensive engineering and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency solutions that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy efficiency solutions at reduced prices in order to improve their competitive positions. If our ESCO clients internally develop sufficient energy efficiency expertise they may no longer outsource work to us.  Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

A significant number of our public sector contracts require surety bonds to guarantee our performance and payment to our suppliers and subcontractors. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors.  Some sureties have required us to post collateral, guarantees, agreements of indemnity and letters of credit to secure the performance and surety bonds.  One of our directors has agreed to provide us with letters of credit for up to an aggregate total of $10.0 million, but his obligation expired upon the completion of our recent public offering.  We intend to use a portion of the proceeds from our recent public offering to replace the collateral provided by these letters of credit.  This collateral may be insufficient to support our continuing need for surety bonds, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. If we are unable to obtain surety bonds, our business, results of operations and financial condition could be materially adversely affected.

Our success is largely dependent upon the skills, experience and efforts of our senior management and our ability to attract and retain highly qualified engineers and other skilled personnel, and the loss of their services or our inability to attract and retain such personnel could have a material adverse effect on our ability to expand our business or to maintain profitable operations.

Our future success will depend largely on the skills, efforts, and motivation of our executive officers and other senior managers.  The loss of the service of executive officers and other senior managers or our inability to attract or retain other qualified personnel could have a material adverse effect on our ability to expand our business, implement our strategy or maintain profitable operations.

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

Historically, we did not have long-term contracts with our clients, and our dependence on individual key clients varied from period to period as a result of the significant size of some of our retrofit and multi-facility roll-out projects.  In 2008, two clients accounted for approximately 24% of our consolidated revenue. On a pro forma basis, our top 10 clients accounted for approximately 60% and 68%, respectively, of our total revenue in fiscal 2008 and 2007, and 65% and 46%, respectively, of our fiscal 2009 and pro forma 2008 first six-month total revenue.  We expect large retrofit and roll-out projects to become a greater component of our total revenue in the near term. As a result, we may experience more client concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant clients could have a material adverse effect on our business, results of operations and financial condition in any given future period.

Our public sector business depends on a limited number of ESCOs under contract by government and other public end-users.

A significant portion of our public sector business revenue is generated through our relationship with a limited number of ESCOs that provide energy efficiency services to government and other public end-users.  If for any reason government spending on energy efficiency services is reduced or postponed or government and other public end-users shift contracts to ESCOs with whom we do not have established relationships, this may have a significant negative impact on our business, results of operations and financial condition.  Further, our public sector projects typically have long payment cycles that may impact our liquidity and which could have a material adverse effect on our results of operations in any given future period.

Failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

Our success depends on our ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by our contractors and subcontractors upon which we depend.   A significant portion of our energy efficiency solutions are installed by contractors or subcontractors.  Any delays, malfunctions, inefficiencies or interruptions in our energy efficiency solutions caused by improper installation could cause us to have difficulty retaining current clients and attracting new clients.  Such delays could also result in additional costs that could affect the profit margin of our projects.  In addition, our brand, reputation and growth could be negatively impacted.

If our information technology systems fail, or if we experience operation interruptions, then our business, results of operations and financial condition could be materially adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on those systems generally to manage the day-to-day operation of our business, manage relationships with our clients and maintain our financial and accounting records. The failure of our information technology systems, our inability to successfully maintain and enhance our information technology systems, or any compromise of the integrity or security of the data we generate from our information technology systems, could have a material adverse effect on our results of operations, disrupt our business and make us unable, or severely limit our ability, to respond to client demands. In addition, our information technology systems are vulnerable to damage or interruption from:

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

We face exposure to product liability and personal injury claims in the event that our energy efficiency solutions fail to perform as expected or cause bodily injury or property damage.  Since the majority of our products use electricity, it is possible that the products we sell could result in injury, whether by product malfunctions, defects, improper installation or other causes. Particularly because the products we sell often incorporate new technologies or designs, we cannot predict whether or not product liability claims will be brought against us in the future or result in negative publicity about our business or materially adversely affect our client relations. Further, we face exposure to personal injury claims in the event that an individual is injured as a result of our negligence.   Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our results of operations and financial condition.

Our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

When we retrofit a client’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures typically contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous wastes disposal companies to dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers are sometimes required to work in hazardous environments that present a risk of serious personal injury which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

If we are unable to manage our anticipated revenue growth effectively, our operations and profitability could be adversely affected.

We intend to undertake a number of strategies in an effort to grow our revenue. If we are successful, our revenue growth may place significant strain on our limited resources. To properly manage any future revenue growth, we must continue to improve our management, operational, administrative, accounting and financial reporting systems and expand, train and manage our employee base, which may involve significant expenditures and increased operating costs. Due to our limited resources and experience, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. If we are unable to manage our anticipated revenue growth effectively, the quality of our client care may suffer, we may experience client dissatisfaction, reduced future revenue or increased warranty claims, and our expenses could substantially and disproportionately increase. Any of these circumstances could adversely affect our business, results of operations and financial condition.

Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with any future acquisitions that we may make.

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

Our ability to use our net operating loss carry forwards will be subject to additional limitation, which could potentially result in increased future tax liability.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold shares of our common stock in various transactions sufficient to constitute an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $77 million as of December 31, 2008, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  Our recently completed public offering and the conversion of our outstanding preferred stock and the conversion of all of our outstanding convertible notes will constitute a further ownership change that will further limit our ability to use our pre-change net operating loss carry forwards.  In addition, future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

(4)          In August 2009, we issued 2,000 shares to a consultant as partial compensation for services received.  These shares were valued at the market value on the date of issuance and charged to operations during August.

(5)          During the first nine months of 2009, we issued 19,063 shares of our Series A-1 preferred stock in partial satisfaction of dividends owed the holder.

(6)          During the first nine months of 2009, we issued 45,400 unregistered shares of our common stock to the holders of our subordinated convertible term notes in satisfaction of 50% of the interest owed to them.

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

LIME ENERGY CO.:

Dated: November 12, 2009	By:	/s/ David R. Asplund
David R. Asplund
Chief Executive Officer (principal
executive officer)

Dated: November 12, 2009	By:	/s/ Jeffrey R. Mistarz
Jeffrey R. Mistarz
Chief Financial Officer (principal
financial and accounting officer)