Form 10-K
period 2009-12-31
LIME ENERGY CO.
filed 2010-03-23
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $42,183,710 based on the reported last sale price of common stock on June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 19, 2010, there were 23,597,591 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Cautionary Statement on Forward-Looking Information

This annual report contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to, among other things, future events.  Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,”  “should,” “outlook,” “potential,” continues,” “future” and similar expressions, including when used in the negative.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of various factors, including matters described in this annual report, including the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.

Except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I

Item 1.   Business.

Overview

We are a leading provider of integrated energy engineering, consulting and implementation solutions specializing in improving the energy efficiency of our clients’ facilities, thereby reducing their operating costs and carbon emissions.  We focus on two specific markets: the commercial and industrial market, and the public sector market, working primarily with energy service companies (“ESCOs”).  Our clients include commercial and industrial businesses, property owners and managers, utilities, and ESCOs serving U.S. government and educational institutions.  We focus on deploying solutions to reduce the energy-related expenditures of our clients’ facilities and the impact of their energy use on the environment, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization and renewable project development and implementation.  We provide energy efficiency solutions across all of our clients’ facilities, ranging from high-rise office buildings to manufacturing plants, retail sites, mixed use complexes and large, government sites to small, local facilities.

We believe the following factors continue to drive demand for energy efficiency services by facility owners in both the U.S. commercial and industrial and public sector markets:

•      the potential for immediate return on investment and demonstrable long-term cost savings resulting from the installation of energy efficient solutions;

•      concerns regarding the substantial and volatile cost of energy, the adverse implication of global climate change and the desire for energy independence;

•      increasing pressure on corporations to establish and attain sustainability goals;

•      increasing regulatory pressures on utilities to include energy efficiency and renewable energy in their resource plans;

•      the availability of rebates and tax incentives both at a federal and state level for organizations that reduce their energy consumption;

•      existing and prospective government mandates to improve the efficiency of federal facilities;

•      the allocation of funds under the American Recovery and Reinvestment Act of 2009 (“ARRA”) to promote energy efficiency and alternative energy projects in federal, state and local municipal facilities; and

•      the migration towards a low-carbon economy which will potentially place a price or tax on the carbon emissions of our clients.

We offer our clients a full range of services to address the energy efficiency needs of their facilities based on our ability to identify and deliver significant return on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs.  Our turnkey services include:

•      Energy Engineering and Consulting:  We apply our engineering expertise to analyze each client’s energy consumption and operational needs and develop customized energy efficiency and renewable energy solutions.  Our energy engineering and consulting services include sustainability consulting, energy master planning, project development services, design engineering and facility e-commissioning.  We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

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

We serve a wide range of commercial and industrial and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly, as well as utilities for which we manage energy efficiency portfolio projects. Our public sector clients include government agencies and educational institutions, which we serve both through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector as prime contractors, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.

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

In August 2009, we sold the assets of Maximum Performance Group, Inc. (“MPG”) which comprised our Energy Technology business.

Products and Services

Energy Consulting and Technical Services

The Energy Consulting and Technical Services business unit provides consulting, engineering and program management services for clients in the areas of energy efficiency, renewable energy and sustainability.  We utilize our technical expertise to help Lime’s clients meet their goals for energy use reduction, energy cost savings and carbon management.  Our clients are in a wide variety of sectors, including commercial, industrial, utilities, institutional and governmental.  Our services include:

•      Energy Project Development — our team of engineers are the first line in the development of turnkey design-build energy efficiency projects.  They conduct building energy audits, analysis of energy consumption data, and financial analysis of various energy conservation measures.

•      Energy Engineering — we perform energy audits of clients’ facilities including building modeling, alternative analysis and preliminary design.  Our deliverables include preliminary assessments, detailed audits and investment grade audits.

•      Consulting — we provide all of the planning and technical execution for our clients building portfolio, including solutions for energy procurement, energy usage, on-site generation and accessing incentives and grants for energy projects.  Services include retro-commissioning and LEED consulting.

•      Energy Master Planning — we are a single source solution to the myriad issues that our clients face in the areas of energy and sustainability.  Among other things, our energy master plans consider energy efficiency, renewable energy, energy procurement, carbon management, incentives, rebates and grants.  We help our clients to make sense of these diverse areas and develop a clear path for the low-carbon economy.

•      Utility Program Management — we provide utilities with a single point solution for delivering energy efficiency resources.  Our wide range of services include program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures.

Implementation

We provide in-house, turnkey implementation services to deliver our energy efficiency solutions to our clients. Historically, most of our engineering and consulting services work has resulted in repeat revenue from the same client in the form of implementation of multiple energy efficiency solutions, additional engineering work or expansion of the work to additional client facilities.  Our comprehensive suite of energy efficiency implementation services includes:

•      Lighting Upgrade Services. Our designs incorporate occupancy sensors, light harvesting, time clock controllers and IP addressable systems that facilitate control of individual fixtures for maximum energy savings.  As part of our services, we seek to determine the best lighting solutions for our clients or, in the case where our client is an energy service company, for their client to achieve targeted financial return metrics and technical specifications. These lighting solutions take into consideration factors such as light and heat level requirements, building environmental conditions, hours of operation, energy costs, available utility and tax incentives, as well as installation, operating and maintenance costs of various lighting. Based on these factors, we upgrade the existing lighting system with a new system, custom configured with components from third-party manufacturers.

•      Mechanical and Electrical Conservation Services.  Our mechanical and electrical conservation services include the development, design, analysis, implementation and commissioning of mechanical and electrical efficiency projects at our client’s facilities. Mechanical projects utilize technology to increase the efficiency of HVAC systems. Heating technologies decrease energy consumption through the use of steel and sectional boilers, and more efficient burners with dual fuel technologies to take advantage of fuel switching opportunities and economizers to reduce exhaust gas temperatures.  Cooling technologies provide more efficient water or air cooled chillers, air handling equipment, roof top units, split systems and packaged equipment.  Other mechanical projects include heat recovery, air compressor staging and upgrades.  Electrical projects involve motor replacements, variable frequency drives, automated control systems and power factor correction and require regional installation and technical support.

•      Water Conservation Services. Our water conservation services include the development, analysis, specification and installation of water reduction technologies into a client’s facility.  Technologies include dual flush toilets, waterless urinals, low flow aerators for sinks and shower heads and water reclamation.  In addition to reduced water costs, other benefits include lower sewer costs, domestic hot water expenses and carbon emissions from reduced water heating costs. Additionally, less waste reduces sewage treatment costs and environmental impact.

•      Weatherization Services. Our weatherization services optimize energy efficiency and reduce consumption by protecting the exterior and interior of facilities from sunlight, precipitation and wind.   Specific services we offer include sealing bypasses (cracks, gaps, holes), installing insulation, protecting pipes from corrosion and freezing, installing storm doors and windows and replacing old drafty doors and windows with low-energy, double-glazed windows.

•      Renewable Project Development and Implementation.  We have extensive in-house renewable expertise, including development of a biomass gasification plant.  We have also installed a new solar domestic hot water and photovoltaic system consisting of parabolic solar dishes, heat exchangers and a computerized solar dish tracking system, and we have recently completed a closed loop water/glycol geothermal heat pump system for a public housing development.  In each case we have worked closely with ESCOs to review the proposed technologies, analyze proposed system performance, design custom solutions and build to budget.

We believe we have a national presence in all the key states which have instituted mandates and initiatives to support facility energy efficiency projects.  We have approximately 400 employees in 22 offices across 13 states.  Our offices are staffed with professionals who have significant expertise in facility energy efficiency engineering and consulting and the implementation of a wide range of related technologies for both the commercial and industrial and the public sector markets.  We are able to maintain a highly scalable and leveragable platform by deploying our professional employees to work on projects in either market based on our work requirements and local end client needs.

Sales and Marketing

Commercial and Industrial

As of December 31, 2009, we employed a sales force comprised of 47 sales personnel operating out of 22 offices across the country.  Our sales force is organized into teams and is compensated based on the revenues generated by each team in addition to a base salary.  We actively pursue new talent and have been successful in hiring sales personnel with highly-relevant industry expertise as well as training sales personnel who are new to the industry.  Our sales force has experienced low turnover and we believe is positioned to handle our expected growth.

We expect to continue to have significant new business opportunities with our existing clients and to generate business from new clients through a combination of referrals, trade shows and cold calls.  We employ a sophisticated proposal system combining proposal-generation software and a proprietary database based on our many years of experience in the energy efficiency business.

The extensive training and education of our sales force is a key to our success.  Our sales force attends national and regional meetings each year where they review our sales model and our senior engineering team provides details on the latest technologies available in the energy efficiency solutions market.  Our sales force receives regular updates on our expanded service offerings, the latest available rebate incentive projects and, where available, finance packages.

We have established a clearly defined sales approach designed to shorten sales cycles, increase closing rates and help forecast future sales.

In addition to our sales group, we employ three full-time and two part-time marketing personnel focusing on vertical market segments directly targeting our potential clients’ industries.

Public Sector

We work on public sector energy efficiency projects through our ESCO relationships.  Our sales and development efforts to the public sector are primarily focused on supporting and building relationships with the ESCOs.  We have positioned ourselves in the supply chain of most of the major ESCOs participating in public sector energy efficiency projects offering a comprehensive set of products and services to these companies.  The combination of energy engineering and consulting expertise and regional implementation capabilities has contributed to our recent growth in this sector.  We believe there are few competitors that can provide a comparable depth of energy efficiency solutions over the range of geographies required for public sector facilities.

National Sales

We have a dedicated national accounts team focused solely on developing relationships with our largest and most important current and prospective commercial and industrial and ESCO relationships.  This senior client relationship team ensures that existing projects are overseen appropriately and that opportunities with our current clients or with other prospective clients are identified and developed.

Clients

During 2009, Honeywell International, Inc. and Johnson Controls, Inc., both ESCOs, each accounted for approximately 15% of our consolidated 2009 revenue, while Honeywell and URS Corporation accounted for approximately 14% and 10% of our consolidated 2008 revenue, respectively.

Competition

Commercial and Industrial

The market for energy efficiency solutions is highly fragmented.  We face competition mainly from companies only offering a sub-set of our offerings, such as lighting or mechanical and electrical conservation services.  Most of these competitors are local businesses which are only able to offer services in the immediate area or have a limited specific vertical product expertise, such as lighting and lighting fixture manufacturers, lighting fixture distributors and providers of energy efficiency upgrades and maintenance.  We believe we are the only national provider of a full range of energy efficiency services consisting of energy engineering, consulting and implementation services.  Our extensive experience and track record, national scale, leadership in providing comprehensive best-of-breed technologies and services and our established base of clients creates significant barriers to entry, providing us with a significant advantage when competing for commercial and industrial clients.

Public Sector

The market for energy efficiency services for public sector facilities is primarily served by ESCOs, who enter into energy efficiency service contracts with public sector entities.  Once ESCOs have secured contracts, they often hire energy efficiency service providers to act as a subcontractor to help them design and/or implement specific services in relation to a given project.  We compete with other energy efficiency services providers to be the chosen partner for these ESCOs projects.  We believe that while historically ESCOs often considered small, local providers, increasingly ESCOs are looking to consolidate their relationships with a smaller group of preferred providers to act for them on a national scale across the full range of energy efficiency services.  We believe the competing energy efficiency partners who target ESCO work are primarily small, private players that lack our reputation, technical capabilities and national scale.

During 2009 we entered into our first direct contract with a government agency when we assumed the rights under a contract with the U.S. Army Corps of Engineers to act as one of three qualified contractors under its Facilities Repair and Renewal program (“FRR”).  Under this program we will bid as a design build general contractor to the Corps of Engineers.  Subsequent to this, we were awarded several contracts with the U.S. Post Office to perform energy efficiency upgrades on postal facilities on the east coast and in the southeast.  We believe that there will be other opportunities in the future to contract directly with the government and quasi-government agencies where the agency does not require the services of one of our ESCO partners.

Compliance with Environmental Laws

Our sale of products and services generally does not require compliance with federal, state or local environmental laws.  Our implementation services use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Intellectual Property

As of December 31, 2009, we had three registered trademarks or service marks.

Employees

As of March 15, 2010, we had 249 full time employees and 121 part time employees, of which 70 were management and corporate staff, 10 were engineers, 68 were engaged in sales and marketing and 222 were engaged in project management, product installation, customer support and field service.

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

Our business has evolved substantially over time through organic growth and strategic acquisitions.  Our current business model has only been in operation since June 2006, when we launched our Energy Efficiency Services business. Accordingly, we have only a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:

•      maintain and expand our current relationships and develop new relationships with commercial and industrial businesses, property owners and managers, utilities, government agencies and energy service companies, or “ESCOs,” serving government and educational institutions;

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

The energy efficiency solutions marketplace has experienced rapid evolution and growth, but the current economic recession has increased the reluctance of some of our commercial and industrial customers to invest in energy efficiency projects, even those that offer strong ROIs.  We are not sure if conditions in this market will worsen or improve during coming months or how customers will react as the economy begins to recover. The recession also may cause reductions or elimination of utility or government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition during the recession may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.

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

In addition to our existing competitors, new competitors such as large national or multinational engineering and/or construction companies could enter our markets.  Many of these current and potential competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition, and more extensive engineering and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency solutions that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy efficiency solutions at reduced prices in order to improve their competitive positions. If our ESCO clients internally develop sufficient capabilities to perform their own work they may no longer outsource work to us.  Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

A significant number of our public sector contracts require surety bonds to guarantee our performance and payment to our suppliers and subcontractors. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors.  Some sureties have required us to post collateral, guarantees, agreements of indemnity and letters of credit to secure the performance and surety bonds.  Our available collateral may be insufficient to support our increasing need for surety bonds, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. If we are unable to obtain surety bonds, our business, results of operations and financial condition could be materially adversely affected.

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

Historically, we did not have long-term contracts with our clients, and our dependence on individual key clients varied from period to period as a result of the significant size of some of our retrofit and multi-facility projects.  During 2009 two clients accounted for approximately 30% of our consolidated revenue, while in 2008, two clients accounted for approximately 25% of our consolidated revenue.  We expect utility program management and large retrofit projects to become a greater component of our total revenue in the near term. As a result, we may experience more client concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant clients could have a material adverse effect on our business, results of operations and financial condition in any given future period.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our recently completed public offering and the conversion of our outstanding preferred stock and the conversion of all of our outstanding convertible notes.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $88 million as of December 31, 2009, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  In addition, future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies.  These broad market fluctuations may cause the trading price of our common stock to decline; in particular, you may not be able to resell your shares at or above the public offering price.

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

There were 23,597,591 shares of our common stock outstanding as of March 19, 2010, of which a total of 14 investors beneficially own in the aggregate approximately 68%.   As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

We may find it necessary to raise capital again sometime in the future or to consummate additional acquisitions through the issuance of equity or equity-linked securities.  If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.  Depending on the terms, common stock holders may not have approval rights with respect to such issuances.

Provisions of our charter and by-laws, in particular our “blank check” preferred stock, and in the Delaware General Corporation Law may prevent or discourage an acquisition of our Company that would benefit our stockholders.

Provisions of our charter and by-laws may make it more difficult for a third party to acquire control of our Company, even if a change-in-control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon those terms and conditions, and having those rights, privileges and preferences, as our Board of Directors may determine. In the past, we have issued preferred stock with dividend and liquidation preferences over our common stock, and with certain approval rights not accorded to our common stock, and which was convertible into shares of our common stock at a price lower than the market price of our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock we may issue in the future. The issuance of our preferred stock, while providing desirable flexibility in pursuing possible additional equity financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. In addition, the price that future investors may be willing to pay for our common stock may be lower due to the conversion price and exercise price granted to investors in any such private financing.

In addition, as a Delaware corporation, we are subject to certain Delaware anti-takeover provisions, including the application of Section 203 of the Delaware General Corporation Law, which generally restricts our ability to engage in a business combination with any holder of 15% or more of our capital stock.  Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, have imposed substantial requirements on public companies, including with respect to public disclosure, internal control, corporate governance practices and other matters. Our management and other personnel are devoting substantial amounts of time and resources to comply with these evolving laws, regulations and standards.  Moreover, these laws, regulations and standards have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, we could incur significant costs to remediate any material weaknesses we identify through these efforts.  We currently are evaluating and monitoring development with respect to these evolving laws, regulations and standards, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These new regulatory requirements may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities, which could harm our business prospects and could have a negative effect on the trading price of our common stock.

We expect our quarterly revenue and operating results to fluctuate. If we fail to meet the expectations of market analysts or investors, the market price of our common stock could decline substantially, and we could become subject to securities litigation.

Our business is seasonal and can be affected by cyclical factors outside of our control.  In addition, we recognize revenue on many of our contracts once the project is substantially complete, resulting in intermittent periods of fluctuating revenue.  Our quarterly revenue and operating results have fluctuated in the past and are likely to continue to vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could have an adverse effect on the market price of our common stock.  In addition, these fluctuations may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock. If the price of our common stock falls significantly we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could have a material adverse effect on our business, results of operations and/or financial condition.

If securities analysts do not publish research or reports about our business or if they downgrade their evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business.  If one or more of the analysts covering us downgrade their estimates or evaluations of our stock, the price of our stock could decline.  If one or more of these analysts cease coverage of our Company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Our headquarters are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters and a warehouse. We acquired this facility in August 1998. There is a mortgage on the building that matures in July 2011.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Aiea, HI	2,512	December 2010

Austin, TX	4,000	June 2011

Bethlehem, PA	8,666	December 2016

Bronx, NY	2,500	Month-to-month

Dallas, TX	600	January 2010

Depew, NY	6,835	February 2012

Emeryville, CA	1,590	Month to Month

Glendora, CA	15,600	December 2012

Greensboro, NC	3,000	March 2011

Huntersville, NC	6,560	March 2013

Lee, MA	7,600	April 2010

Locust, NC	4,000	March 2011

New York, NY	2,800	September 2010

N. Miami Beach, FL	5,510	May 2010

San Diego, CA	8,200	September 2012

Bellevue, WA	2,000	December 2010

Ventura, CA	1,776	November 2010

Woodbridge, NJ	11,500	January 2017

We believe that the space and location of our current facilities in combination with the current and planned outsourcing of our manufacturing will be sufficient for the level of sales and production projected for the current year.

Item 3.    Legal Proceedings.

From time to time, we have been a party to pending or threatened legal proceedings and arbitrations that are routine and incidental to our business. Based upon information presently available, and in light of legal and other defenses available to us, except as described in the following paragraph, management does not consider the liability from any threatened or pending litigation to be material.

In February 2009, a complaint captioned Byron Gonzales v. Lime Energy Co. and Parke Industries, LLC was filed against us in San Francisco Superior Court.  The complaint, as amended in March 2009, alleges that we failed to pay regular and overtime wages and to reimburse for necessary business expenditures such as tools.  These claims are asserted on behalf of Mr. Gonzales and a putative class of electrical installers and foreman employed by us in California.  We considered the litigation to be immaterial because of the scope of the claims and the defenses available to us.  During litigation in March 2010, plaintiffs indicated an intent to allege additional claims pertaining to a purported denial of meal periods.  While we vigorously deny the allegations, rather than engage in protracted litigation and incur substantial legal expenses and management time, we have agreed with the plaintiff to settle all class claims for $300,000, from which will be paid class counsel’s fees and costs. The settlement is subject to court approval and, if granted, expiration of the appeal period for objections.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 25, 2008, our stock has traded on the NASDAQ Capital Market under the trading symbol “LIME.”   From September 22, 2006 until January 28, 2008, our common stock was traded under the symbol “LMEC” on the OTC Bulletin Board.  Trades on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Following a 1-for-7 reverse stock split on January 28, 2008, our trading symbol on the OTC Bulletin Board was “LMEG” until February 25, 2008 when our stock began trading on the NASDAQ Capital Market under its current trading symbol.

The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2008, adjusted for our 1-for-15 reverse stock split effected on January 25, 2007, and our 1-for-7 reverse stock split effected on January 28, 2008.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2008:
Fiscal Quarter Ended March 31, 2008	$12.00	$6.30
Fiscal Quarter Ended June 30, 2008	$10.50	$5.70
Fiscal Quarter Ended September 30, 2008	$7.25	$5.00
Fiscal Quarter Ended December 31, 2008	$6.31	$3.26

Fiscal Year Ended December 31, 2009:
Fiscal Quarter Ended March 31, 2009	$5.00	$3.01
Fiscal Quarter Ended June 30, 2009	$5.29	$3.29
Fiscal Quarter Ended September 30, 2009	$8.94	$4.89
Fiscal Quarter Ended December 31, 2009	$6.99	$3.85

Holders

As of March 19, 2010 we had approximately 558 holders of record, approximately 4,400 beneficial owners of our common stock and 23,597,591 shares of common stock outstanding.

Dividends

No dividends were declared or paid during the three month period ended December 31, 2009.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, we issued a consultant a warrant with a term of four years to purchase 5,000 shares of our common stock at $4.50 per share as partial consideration for services provided to us.

Also during the fourth quarter of 2009, we issued 12,566 shares of stock upon the exercise of options held by two individuals.

The sales and issuances of unregistered securities listed above were made by us in reliance upon the exemptions from registration provided under Sections 4(2) of the Securities Act of 1933, as amended.

All other sales of unregistered securities in 2009 were previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectation, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including those we discuss under “Risk Factors” and elsewhere in this report.

We have included a discussion of our acquisition of AEM in June 2008 in certain portions of the following discussion and analysis section in order to provide some detail on the impact that this transaction has had and that we expect that this transaction will have on our results of operations and liquidity and capital resource requirements. The unaudited pro forma financial and operational information included herein for the twelve months ended December 31, 2008 have been presented as if the AEM acquisition occurred on January 1, 2008. Such unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of what our actual financial or operational results would have been had the AEM acquisition been consummated on such date.

Overview

General

We are a provider of integrated energy engineering, consulting and implementation solutions specializing in improving the energy efficiency of our clients’ facilities, reducing their operating costs and carbon emissions.  We perform energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical, water, weatherization, and renewable energy solutions.

We serve a wide range of commercial and industrial and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly, as well as utilities for which we manage energy efficiency portfolio projects. Our public sector clients include government agencies and educational institutions, which we serve both through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector as prime contractors, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.

Our revenue increased by $15.8 million, or 29%, to $70.8 million during 2009 from $55.0 million during 2008.  We have invested significant capital and resources to build our business infrastructure to provide us with the operational platform to support continued future growth.

The services we provide include:

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

•                  Implementation: We provide a range of energy efficiency and conservation services, including energy efficient lighting upgrade services, mechanical and electrical conservation services, water conservation services, building envelope weatherization services and renewable energy solutions. Our objective is to improve the quality of our clients’ physical space, maximize their operational savings, capitalize on rebates available to them and reduce their maintenance costs.  We take into consideration factors such as infrastructure requirements, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates and tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.

In August 2009, we sold our Energy Technology segment through which we offered our patented line of HVAC and lighting controllers under the eMAC and uMAC brand names.  The eMAC technology provides remote monitoring, management and control of commercial rooftop HVAC units.  In early 2009 we decided to sell this division, which had incurred significant losses, to allow us to focus on our faster growing Energy Services business.  We came to agreement with a buyer in early August 2009 and closed on the sale on August 10, 2009.  This segment has been reported as discontinued operations in the accompanying financial statements.

Revenue and Expense Components

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.

Revenue includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our customers.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis.  Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract.  Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue.  The time it takes to complete our projects ranges from a couple of days for a small project to four to eight months for some of our larger projects.

Our revenues are somewhat seasonal with the strongest sales occurring in the second half of the year.

Revenue Recognition

We recognize our revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and client acceptance. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

We recognize revenue under either the completed contract method, for short term contracts, or the percentage of completion method for multi-month projects.  Under the completed contract method, revenue is recognized once the project is substantially complete, resulting in some variability in revenue.  Under the percentage of completion method we recognize revenue throughout the term of the project based on the percentage of costs incurred.  Under both methods of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Revenue Concentration

During 2009, Honeywell International, Inc. and Johnson Controls, Inc., both ESCOs, each accounted for approximately 15% of our consolidated 2009 revenue, while Honeywell and URS Corporation accounted for approximately 14% and 10% of our consolidated 2008 revenue, respectively.  We have relationships with large ESCOs that have historically provided repeat revenue and have represented a significant percentage of revenue in any given period.  We expect large ESCO projects to continue to be a significant component of our total revenue. In addition, in late 2009 we began serving as program managers to some utilities.  We expect these programs and others like them to be significant contributors to our revenue in future periods and one or more may grow to exceed 10% of our total revenue.  As a result, we may experience more client concentration in future periods than we have in the past.

Gross Profit

Gross profit equals our revenue less cost of sales.  Our cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance.  Gross profit depends in part on the volume and mix of products and services that we sell during any given period.  A portion of our cost of sales, such as the cost of certain supervisory personnel, is relatively fixed.  Accordingly, an increase in the volume of sales will generally result in an increase to our gross profit margins since these fixed expenses are not expected to increase proportionately with sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the following components:

•                  direct labor and commission costs related to our employee sales force;

•                  expenses related to our non-production management, supervisory and staff salaries and employee benefits, including the costs of stock-based compensation;

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

Amortization of Intangibles

When we acquire other companies we are required to allocate the purchase price between identifiable tangible and intangible assets, with any remaining value allocated to goodwill.  The value allocated to intangible assets is amortized over the estimated life of the related asset.  The acquisitions we completed within 2007, 2008 and 2009  resulted in approximately $8.3 million of intangible assets that are being amortized over periods ranging from 1 month to 20 years.  Approximately $2.7 million of these assets were determined to have indefinite lives and were not being amortized.  We determined during 2009 that this indefinite lived asset, which was comprised of the Parke trade name, was impaired due to our decision to operate all of our businesses under the Lime Energy name.  As a result, we incurred a one-time, $2.7 million non-cash impairment charge during the fourth quarter of 2009 when we reduced this intangible asset’s value to $0.  We recorded total amortization expense of $1.2 million, $1.6 million and $1.5 million in each of the years ended December 31, 2009, 2008 and 2007, respectively.  Based on the value of the intangible assets we are currently carrying, we expect to record amortization expense of $589 thousand during 2010 and $613 thousand during 2011.

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our lines of credit, the mortgage on our headquarters building, the our term notes and various vehicle loans.  All of this debt, with the exception of the mortgage and vehicle loans, was repaid or converted to common stock upon the completion of our public offering in September 2009.

Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Preferred Stock Dividends

Preferred stock dividends represent the dividend expense associated with our convertible preferred stock.  All of the convertible preferred stock was converted into common stock in August 2009.

General Business Trends and Recent Developments

The trends, events, and uncertainties set out in this section have been identified as those we believe are reasonably likely to materially affect the comparison of historical operating results reported in this report to either other past period results or to future operating results. These trends, events and uncertainties include:

Recent Establishment and Expansion of Energy Efficiency Services Business

In 2006 we established our Energy Efficiency Services business through the acquisitions of Parke and Kapadia.  Our acquisition of AEM in June 2008 as well as additional acquisitions and the opening of new offices have significantly added to this segment.  Our Energy Efficiency Services represented 100%

of our consolidated revenue in 2008 and 2009. Certain characteristics of this business, such as seasonality, margins and working capital requirements, are fundamentally different than those of our previous business; therefore, we believe our historical results will not be indicative of our future performance. As an example, in 2007, 2008 and 2009, the Energy Efficiency Services business was somewhat seasonal with a disproportionate amount of revenue recognized in the second half of the year. This seasonality is likely to result in greater fluctuations in our revenue, earnings and working capital requirements throughout the year than we had experienced prior to the establishment of our Energy Efficiency Services business. Because certain of our expenses are relatively fixed, fluctuations in our revenues are also likely to cause fluctuations in our profit.

Sale of Energy Technology Division

In May 2005 we added the eMAC and uMAC line of HVAC and lighting controllers through the acquisition of Maximum Performance Group, Inc. (“MPG”). This product line never reached the level of sales necessary to achieve profitability.   In March 2009 we made the decision to exit the business and retained an investment bank to assist us in locating potential buyers.  On August 10, 2009 we sold certain assets of this business, including the rights to the eMAC and uMAC technology.  The results of operations from the Energy Technology segment have been reported as discontinued operations in the accompanying financial statements.  During the quarter ended June 30, 2009, in anticipation of the sale, we reduced the carrying value of these assets to their expected fair value, incurring an impairment loss of $503,000.

AEM Transaction

On June 11, 2008, we acquired AEM.  AEM provides energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions.  In addition, it provides mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities, all markets that we had not previously participated in.  The majority of AEM’s clients are ESCOs and it operates primarily on the East Coast.

Because of the significance of this acquisition, our historical operating results are not expected to be indicative of our future operating results. In particular, we expect our revenue and expenses to increase substantially as a result of this acquisition. The following table reflects our historical operating results for selected income statement line items for the year ended December 31, 2008, and the same line items on a pro forma basis assuming the AEM acquisition and the related financing transactions occurred effective January 1, 2008:

	Year Ended December 31, 2008
		Pro Forma
	Actual	(unaudited)

Revenue	$54,975,084	$65,111,756
Cost of sales	43,281,049	51,682,262
Gross profit	11,694,035	13,429,494

Selling, general and administrative expense	18,100,309	22,306,277
Amortization of intangibles	1,568,107	2,129,504
Operating loss	(7,974,381)	(11,006,287)

Other expense	(2,581,336)	(3,393,233)

Loss from continuing operations	(10,555,717)	(14,399,520)

Income (loss) from discontinued operations	(2,479,809)	(2,479,809)

Net loss	$(13,035,526)	$(16,879,329)

As a result of our acquisition of AEM, our pro forma revenue and gross profit were higher than our actual revenue and gross profit.  Also as a result of our acquisition of AEM, our pro forma SG&A expense was higher than our actual SG&A expense.  The higher pro forma SG&A expense more than offset the higher gross profit, resulting in a pro forma operating loss that was greater than our actual operating loss.  Due to the interest expense that we incurred in connection with our acquisition of AEM, our pro forma net interest expense was higher than our actual net interest expense.  As a result of our pro forma operating loss being greater than our actual operating loss and our pro forma net interest expense being higher than our actual net interest expense, our pro forma net loss was greater than our actual net loss.

The acquisition of AEM may reduce the seasonality of our consolidated revenue because AEM derives the majority of its revenue from long-term government contracts that are generally not seasonal in nature.   However, because a few large projects are often responsible for a significant portion of AEM’s annual revenue, the level of activity, initial project delays or gaps between projects can have a significant impact on the revenue and earnings of a particular period.

We borrowed $4.5 million on our line of credit to fund the cash portion of the AEM acquisition price and we made a $2.0 million equity infusion into AEM immediately following the acquisition for working capital requirements.  The additional interest expense associated with this use of our line of credit has been included in our pro forma results for 2008.

ADVB Acquisition

On November 18, 2008, we entered into a Stock Purchase Agreement with controlling stockholders of Advanced Biotherapy, Inc. (“ADVB”), pursuant to which we agreed to acquire 90.8% of the outstanding capital stock of ADVB at $0.008625 per share in exchange for their shares of our common stock. Through a short-form merger, we offered the remaining ADVB stockholders the same consideration for their common stock.  On March 3, 2009, we completed the merger and acquired ADVB.  ADVB’s assets included approximately $7.4 million of cash and an $800,000 note receivable.  ADVB’s assets also included a revolving credit note due from us, which had an outstanding balance of approximately $42,000 as of the closing. We have cancelled the revolving credit note.  We did not continue to operate ADVB’s prior business and consider the transaction to have been in substance an equity offering in which we issued shares of our common stock in return for approximately $8.2 million in cash and notes receivable.

Public Offering

On September 25, 2009, we completed an underwritten follow-on public offering of our common stock, receiving $27,500,000 in gross proceeds less $1,650,000 in underwriters’ discount and offering costs of $382,000.  On October 2, 2009, the Underwriters exercised their overallotment and purchased an additional 750,000 shares at $5.50 per share, less a discount of 6% for total net proceeds to the Company of $3,877,500.  Proceeds from the offering were used to repay a $2 million line of credit and $1.4 million in notes payable.  The balance of the proceeds will be used for other general corporate purposes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that involve significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the notes to our consolidated financial statements.

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, warranty accrual, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue and Profit Recognition

We recognize our revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and client acceptance. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

Historically, we have recognized revenue primarily on a completed contract basis. Under the completed contract method, revenue is recognized once the project is substantially complete, resulting in some variability in revenue. This method works well with projects that are smaller and shorter in duration. AEM, however, recognizes, and will continue to recognize, all of its revenue on a percentage of completion basis.  AEM’s projects generally are larger in terms of revenue and longer in duration; therefore, AEM recognizes revenue throughout the term of the project on a completion method based on

the percentage of costs incurred.   As a result of the acquisition of AEM, we expect that the majority of our revenue will be recognized on a percentage of completion basis.  Under both methods of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is largely based upon specific knowledge of clients from whom collection is determined to be doubtful and our historical collection experience with such clients. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. During 2009 we increased our allowance by $304,000 and wrote off receivables of $145,000. As of December 31, 2009, our allowance for doubtful accounts was approximately $322,000, or 1.7% of our outstanding accounts receivable.

Amortization of Intangibles

We account for acquisitions of companies in accordance with the ASC 805.  We allocate the purchase price to tangible assets and intangible assets based on their fair values, with the excess of purchase price amount being allocated to goodwill.  The determination of the fair values of these intangible assets is based on a number of significant assumptions as determined by us, including evaluations of the future income producing capabilities of these assets and related future expected cash flows or replacement cost of the asset.  We also make estimates about the useful lives of the acquired intangible assets.  Should different conditions result in the determination that the value of the acquired intangible assets has been impaired, we could incur write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.  In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.

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

Impairment Loss

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with ASC 360-10-35, Accounting for the Impairment or Disposal of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  During 2009, we determined that the Parke trade name was impaired as a result of our decision to operate the business under the Lime Energy name.  As a result we incurred an impairment loss of $1.6 million, net of the tax benefit, during the fourth quarter of 2009.

Goodwill

We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. In accordance with ASC 350, goodwill is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is less than value based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows.  Many assumptions and estimates underlie the determination of an impairment loss, including economic and competitive conditions, operating costs and efficiencies. Another estimate using different, but still reasonable, assumptions could produce a significantly different result.

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

During the fourth quarters of 2008 we updated our analyses for the Energy Efficiency Services business and concluded that the implied fair value of the businesses based on the discounted current value of the estimated future cash flows exceeded the carrying value, indicating that the goodwill was not impaired.

2009 was the first period that we tested the goodwill associated with the AEM purchase for impairment.  For goodwill testing purposes, we analyzed the goodwill associated with the AEM acquisition and our C&I business separately.  The goodwill impairment analysis indicated there was no goodwill impairment as the fair value of the C&I and AEM testing units exceeded their carrying values.  We considered various factors in determining the fair value of the testing units, including discounted cash flows from projected earnings, values for comparable companies and the market price of our common stock. We will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that either testing unit does not achieve projected results, or, as the result of changes in facts of circumstances, we could incur a goodwill impairment charge in a future period.

Stock-Based Compensation

We have a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees. The plan is more fully described in Note 25 to our consolidated financial statements. Effective January 1, 2006, we adopted ASC 718, Share-Based Payment (SFAS 123(R)), which requires that we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $1.7 million, $3.8 million and $3.7 million of stock compensation related to employee options expense during 2009, 2008 and 2007, respectively.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services as well as the sale of our proprietary products and the products that we purchase and resell to our clients. All of our revenue is earned in the United States.

Our revenue includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our clients. The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Historically, our projects have typically been completed within one to three weeks, with the exception of a few multi-month projects. With the addition of AEM in June 2008, the number of multi-month projects have increased significantly as, historically, AEM’s projects have typically taken four to eight months to complete.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.

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

Other Expense

Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs and fees associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our lines of credit, the mortgage on our headquarters building, notes payable and various vehicle loans. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.  We offer certain customers extended payment terms.  When we record these receivables we are required to discount them using a market rate of interest and amortize the discount over the term of the receivable.  This amortization is recognized as interest income.

Dividend Expense

Dividend expense includes dividends accrued on our preferred stock and charges for non-cash deemed dividends.

Twelve-Month Period Ended December 31, 2009

Compared With the

Twelve-Month Period Ended December 31, 2008

Consolidated Results

	Twelve Months Ended
		12/31/2008	12/31/2008	Change from 2008 Historical		Change from 2008 Pro-forma
	12/31/2009	Historical	Pro-forma (1)	$	%	$	%

Revenue	$70,802	$54,975	$65,112	$15,827	28.8%	$5,690	8.7%
Cost of sales	57,192	43,281	51,682	13,911	32.1%	5,510	10.7%
Gross profit	13,610	11,694	13,430	1,916	16.4%	180	1.3%

Selling, general and administrative	23,940	18,100	22,306	5,840	32.3%	1,634	7.3%
Amortization of intangibles	1,221	1,568	2,129	(347)	-22.1%	(908)	-42.6%
Impairment loss	2,652	—	—	2,652	—	2,652	—
Operating loss	(14,203)	(7,974)	(11,005)	(6,229)	78.1%	(3,198)	29.1%

Total other income (expense)	(3,073)	(2,581)	(3,393)	(492)	19.1%	320	-9.4%

Loss from continuing operations	(17,276)	(10,555)	(14,398)	(6,721)	63.7%	(2,878)	20.0%

Loss from discontinued operations	(1,786)	(2,480)	(2,480)	694	-28.0%	694	-28.0%

Loss before income tax benefit	(19,062)	(13,035)	(16,878)	(6,027)	46.2%	(2,184)	12.9%

Income tax benefit	1,034	—	—	1,034	—	1,034	—

Net Loss	(18,028)	(13,035)	(16,878)	(4,993)	38.3%	(1,150)	6.8%

Preferred Stock Dividends	(1,499)	(288)	(288)	(1,211)	420.5%	(1,211)	420.5%
Net Loss Available to Common Shareholders	$(19,527)	$(13,323)	$(17,166)	$(6,204)	46.6%	$(2,361)	13.8%

(1) Assumes the acquisition of Applied Energy Management had been completed on January 1, 2008.

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
		12/31/2008	12/31/2008
	12/31/2009	Historical	Pro-forma (1)

Revenue	100.0%	100.0%	100.0%
Cost of sales	80.8%	78.7%	79.4%
Gross profit	19.2%	21.3%	20.6%

Selling, general and administrative	33.8%	32.9%	34.3%
Amortization of intangibles	1.7%	2.9%	3.3%
Impairment loss	3.7%	0.0%	0.0%
Operating loss	-20.1%	-14.5%	-16.9%

Total other income (expense)	-4.3%	-4.7%	-5.2%

Loss from continuing operations	-24.4%	-19.2%	-22.1%

Loss from discontinued operations	-2.5%	-4.5%	-3.8%

Loss before income tax benefit	-26.9%	-23.7%	-25.9%
Income tax benefit	1.5%	0.0%	0.0%

Net Loss	-25.5%	-23.7%	-25.9%

Preferred Stock Dividends	-2.1%	-0.5%	-0.4%

Net Loss Available to Common Shareholders	-27.6%	-24.2%	-26.4%

(1) Assumes the acquisition of Applied Energy Management had been completed on January 1, 2008.

Revenue

Our consolidated revenue for the twelve-month period ended December 31, 2009 increased $15.8 million or 28.8% over the $55.0 million recognized during the twelve-month period ended 2008.  The increase was primarily due to the inclusion of a full twelve months of revenue from AEM and increased revenue derived from our public sector markets.  Revenue derived from our commercial and industrial markets was flat from the prior year.  Our revenue increased $5.7 million or 8.7% when compared to our pro-forma results for 2008.  This increase again was the result of higher sales in our public sector markets.

Uncertainty on the part of our Commercial & Industrial (C&I) customers related to the economy impacted our results in the C&I market during 2009.  We believe that some of this uncertainty has begun to ease and we have seen some projects that were previously on hold begin to move forward.  If things continue to improve as we currently believe they will, we expect that we will see higher revenue from C&I customers during 2010.  Revenue from our public sector customers was negatively impacted late in 2009 by delays in the release of funds under the American Recovery and Reinvestment Act of 2009 (commonly referred to as the stimulus).  While the timing of the release of these funds is outside of our control, we anticipate they should begin to be released during the third or fourth quarter of 2010.  To the extent that they are, we expect that our revenue from public sector clients will be flat to up slightly from 2009 levels.  During 2009 we began two new initiatives; utility program management and direct federal work under the FRR contract.  Neither of these new initiatives contributed materially to 2009 revenue, but we believe that they could represent as much as 20% to 30% of our 2010 revenue.  The combination of the ramp up to the new initiatives and improving conditions in our C&I and public sector markets is expected to result in higher revenue in 2010 that is heavily weighted to the third and fourth quarters of the year.

Gross Profit

Our gross profit increased $1.9 million or 16.4% to $13.6 million during 2009 from $11.7 million during 2008 and $0.2 million or 1.3% from pro-forma 2008 results.    Our gross profit margin was 19.2% during 2009 compared to 21.3% for 2008 on a historical basis and $20.6% on a pro-forma basis.  The decline in our gross margin was due to a change in the mix of our business that included a larger portion of lower margin jobs.  Our public sector projects and large C&I projects typically carry lower margins than small and mid-sized C&I projects, but these public sector and large C&I projects also typically have general higher revenue per associated selling expense.   The gross margins earned from our utility program management initiative are expected to approximate our historical consolidated gross margins, whereas the gross margins from FRR projects will be lower than the gross margins earned from our other businesses.  The lower FRR gross margins are offset by low, largely fixed SG&A for this initiative, thus FRR expected to contribute to overall profitability at relatively low revenue levels.  We believe that our consolidated gross margins will increase slightly during 2010 as we spread our fixed costs over higher revenue.  Our gross margins will vary throughout the year depending on the mix of revenue and overall revenue level, with the highest margins expected in the third and fourth quarters when revenues peak.

Selling General &Administrative Expense

Our selling, general and administrative expenses increased $5.8 million or 32.3% during 2009 to $23.9 million from $18.1 million for 2008.  The majority of the increase in our SG&A was due to the inclusion of twelve months of expense from AEM, which was acquired in June 2008.  Our SG&A expense increased $1.6 million or 7.3% when compared to 2008 pro-forma SG&A.  Our SG&A as a percent of revenue increased slightly during 2009 to 33.8% from 32.9% in 2008 on a historical basis, but declined from 34.3% on a pro-forma basis.  The increase in SG&A expense over pro-forma was primarily the result of the investment in the utility program management and FRR initiatives during 2009.  Neither of these initiatives had material revenue during 2009, but both are expected to be significant contributors to 2010 revenue.  The 2009 SG&A expense also included a one-time reserve of $300,000 for a legal settlement.   Other changes in SG&A included a $1.9 million decline in our share based compensation expense, which was largely offset by increases in wages, outside services, franchise taxes and rent expense.  We do not intend to increase our SG&A headcount significantly, if at all, in 2010, thus expect a much smaller increase in wage expense for the year.  A significant portion of the increase in outside services was related to implementation of a new accounting system at AEM and a new corporate email system, neither of which will require the same level of expenditures in 2010.  In addition, our stockholders authorized a reduction in our authorized shares of common stock at our 2009 annual meeting, which will reduce our franchise tax expense during 2010.  Overall, we expect our SG&A expense will increase moderately during 2010 due primarily to the utility program management and FRR initiatives, but we expect our SG&A as a percent of our revenue to be lower in 2010 than it was in 2009.

Amortization of Intangibles

Amortization expense declined $347,000, or 22.1%, to $1.2 million during 2009 from $1.6 million in 2008.  Amortization expense has declined as certain intangible assets associated with past acquisitions have become fully amortized.  Absent any new acquisitions, we expect our amortization expense will decline to $589,000 in 2010 and $613,000 in 2011.

Impairment Loss

During 2009 we determined that the Parke trade name was impaired due to our decision to operate the business under the Lime Energy name.  As a result, we reduced the carrying value of this intangible asset to $0, incurring a $2.6 million impairment loss during the fourth quarter of 2009.  This loss was partially offset by the reversal of a $1 million deferred tax liability associated with this indefinite-lived asset.

Other Income (Expense)

Other non-operating expense increased $492,000 to $3,073,000 in 2009 from $2,581,000 in 2008.  Interest expense increased $542,000 during 2009 to $3,210,000 from $2,668,000 in 2008.  The components of interest expense for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Year ended December 31,
	2009	2008
Line of credit	$51	$953
Note payable	76	67
Mortgage	19	27
Subordinated convertible notes	329	500
Other	73	117
Total contractual interest	548	1,664
Amortization of deferred issuance costs and debt discount	1,724	1,004
Beneficial value of change in conversion price	938	—
Total Interest Expense	$3,210	$2,668

Total contractual interest expense (the interest on outstanding loan balances) decreased $1,116,000 or 67.1% from $1,664,000 in 2008 to $548,000 in 2009.  The decline in interest expense was primarily due to reduced use of our line of credit and the conversion of the subordinated notes.  In November 2008, $14.5 million outstanding on the line of credit was converted to common stock and the line of credit was terminated in March 2009 when we acquired Advanced Biotherapy, Inc.  The subordinated notes were converted to common stock during the third quarter of 2009.

Amortization of deferred issuance costs and debt discount increased $720,000 to $1,724,000 in 2009 from $1,004,000 in 2008.  The 2009 expense included $1,411,000 of unamortized debt discount of which $756,000 and $2,000 of deferred issuance costs were expensed when the subordinated notes converted to common stock during the third quarter of 2009.

In August 2009 we issued warrants in connection with the new bridge line of credit.  These warrants were valued at $309,000 using a trinomial tree option pricing model and the value was recorded as a debt discount, which we began to amortize over the schedule term of the facility.  We terminated the bridge line of credit in October 2009 following the completion of a follow-on offering of common stock, at which time we expensed the remaining unamortized debt discount.

We used a portion of the proceeds from the 2009 follow-on offering to repay most of our remaining outstanding debt.  As of December 31, 2009 our outstanding debt totaled $731,000, which was comprised a mortgage and various vehicle loans, and there was no remaining unamortized debt discount or deferred issuance costs.  We expect to incur approximately $26,000 of interest expense during 2010 on the debt that was outstanding as of December 31, 2009.

Our interest income increased $50,000 to $137,000 during 2009 from $87,000 for 2008.  Approximately $113,000 of the 2009 interest income was amortization of the discount on our long-term receivables, compared to $39,000 of amortization recognized on these receivables during 2008.

Discontinued Operations

Our loss from discontinued operations declined $694,000 or 28% to $1,786,000 in 2009 from $2,480,000 in 2008.  Discontinued Operations represents the results from our Energy Technology business, which we sold in August 2009.

Dividend Expense.

Dividend expense increased $1,211,000 during 2009 to $1,499,000 from $288,000 during 2008.  The dividend expense was related to our Series A-1 preferred stock which was created when $14.5 million of our line of credit was converted into shares of the Series A-1 on November 14, 2008.  The Series A-1 was converted into common stock on August 10, 2009, at which time we stopped accruing dividends.  There were no shares of preferred stock outstanding as of December 31, 2009.

Twelve-Month Period Ended December 31, 2008

Compared With the

Twelve-Month Period Ended December 31, 2007

Consolidated Results

	Twelve Months Ended		Change
	12/31/2008	12/31/2007	$	%

Revenue	$54,975	$16,384	$38,591	235.5%
Cost of sales	43,281	12,756	30,525	239.3%
Gross profit	11,694	3,628	8,066	222.3%

Selling, general and administrative	18,100	9,259	8,841	95.5%
Amortization of intangibles	1,568	1,487	81	5.4%
Operating loss	(7,974)	(7,118)	(856)	12.0%

Total other income (expense)	(2,581)	(668)	(1,913)	286.4%

Loss from continuing operations	(10,555)	(7,786)	(2,769)	35.6%

Loss from discontinued operations	(2,480)	(7,767)	5,287	-68.1%

Net Loss	(13,035)	(15,553)	2,518	-16.2%

Preferred Stock Dividends	(288)	—	(288)	—
Net Loss Available to Common Shareholders	$(13,323)	$(15,553)	$2,230	-14.3%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2008	12/31/2007

Revenue	100.0%	100.0%
Cost of sales	78.7%	77.9%
Gross profit	21.3%	22.1%

Selling, general and administrative	32.9%	56.5%
Amortization of intangibles	2.9%	9.1%
Operating loss	-14.5%	-43.4%

Total other income (expense)	-4.7%	-4.1%

Loss from continuing operations	-19.2%	-47.5%

Loss from discontinued operations	-4.5%	-47.4%

Net Loss	-23.7%	-94.9%

Preferred Stock Dividends	-0.5%	0.0%
Net Loss Available to Common Shareholders	-24.2%	-94.9%

Revenue

Our revenue during the twelve month period ended December 31, 2008 was $55.0 million, a $38.6 million or 235.5% increase over the $16.4 million recorded during the twelve month period ended December 31, 2007.  Revenue generated by AEM, which was acquired in June 2008, was responsible for approximately $31 million of the increase in 2008 revenue. The balance of the increase was the result of higher sales from our existing businesses due largely to increased productivity from our sales force.

If we included AEM’s revenue for the first five months of 2008 and for all of 2007, our total revenue increased $7.8 million, or 13.7%, to $65.1 million in 2008 from $57.3 million in 2007. This increase was the result of higher sales due largely to increased productivity from our sales force.

Gross Profit

Our gross profit increased $8.1 million or 222.3% to $11.7 million during 2008 from $3.6 million earned in 2007, while our gross margin declined to 21.3% during 2008 from 22.1% in 2007.  The increase in our gross profit was directly related to the increase in our sales during the year.  The decline in our gross margin was attributable to a change in the mix of our sales revenue and the acquisition of AEM.

If we included AEM’s gross profit for the first five months of 2008 and for all of 2007, our gross profit increased $1 million, or 7.9%, to $13.4 million in 2008 from $12.4 million in 2007, while our gross profit margin declined from 21.7% in 2007 to 20.6% in 2008. The increase in gross profit was the result of higher revenue. The decline in gross margin was due to a change in the mix of sales.

Selling General &Administrative Expense

Our selling, general and administrative expense was $18.1 million during 2008, an increase of $8.8 million or 95.5% when compared to $9.3 million in 2007.  SG&A as a percentage of revenue declined from 56.5% in 2007 to 32.9% in 2008.  The acquisition of AEM was responsible for approximately $6.2 million of the increase in our SG&A expense, while the balance of the increase was related to an increase in personnel related costs including labor, rent, travel, utilities and outside sales commissions.  The higher personnel costs were the result of inclusion of 2007 acquisitions for a full year and new hires in sales and administration.  These increases were partially offset by the elimination of $268,000 of one-time registration penalties included in the 2007 SG&A.

If we included AEM’s SG&A expense for the first five months of 2008 and for all of 2007, our SG&A expense increased $3.8 million or 20.6%, to $22.3 million in 2008 from $18.5 million in 2007, while SG&A as a percentage of revenue increased from 32.3% in 2007 to 34.3% in 2008. The increase in SG&A expense was the result of an increase in personnel related costs including labor, rent, travel, utilities, outside sales commissions and share based compensation. The higher personnel costs were the result of inclusion of 2007 acquisitions for a full year and new hires in sales and administration. These increases were partially offset by the elimination of $268,000 of one-time registration penalties included in the 2007 SG&A.

Amortization of Intangibles

Expense associated with the amortization of intangible assets increased $81,000, or 5.4% to $1.6 million in 2008, from $1.5 million in 2007.   Amortization expense related to our 2006 and 2007 acquisitions declined approximately $1.1 million as the intangibles associated with these acquisitions have become fully amortized.  This decline was offset by approximately $1.2 million of amortization expense on AEM’s intangibles recognized during 2008.

Other Income (Expense)

Other non-operating expense increased $1.9 million to $2.6 million in 2008 from $668,000 in 2007.  Interest expense increased $1.7 million to $2.7 million in 2008 from $1 million in 2007.    The components of interest expense for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Year ended December 31,
	2008	2007
Line of credit	$953	$—
Note payable	67	—
Mortgage	27	44
Subordinated convertible notes	500	294
Other	117	4
Total contractual interest	1,664	342
Amortization of deferred issuance costs and debt discount	1,004	593
Total Interest Expense	$2,668	$935

Total contractual interest expense (the interest on outstanding loan balances) increased $1.3 million to $17 million in 2008 from $342,000 in 2007.  Contributing to the increase was the use of our line of credit to fund the acquisition of AEM and higher working capital, the inclusion of a full 12 months of interest on the subordinated convertible notes, which were issued in late May 2007, interest on new vehicle loans and the interest on the debt we assumed as part of the AEM acquisition.  Amortization of deferred issuance costs and debt discount associated with the subordinated convertible notes increased due to the inclusion of a full year of expense during 2008.

Interest income declined $180,000, or 67% to $87,000 in 2008 from $267,000 in 2007.  The decline was the result of lower average invested cash balances and lower interest rates.

Discontinued Operations

Our loss from discontinued operations declined $5.3 million or 68% to $2.5 million in 2008 from $7.8 million in 2007.  The 2007 loss included an impairment charge of $4.2 million related to our decision to write-off the carrying value of goodwill associated the Energy Technology business.  Reductions in research and development and payroll also contributed to the decline in the loss for 2008.

Dividend Expense.

In November 2008 we converted $14.7 million on a revolving credit note to shares of Series A-1 preferred stock.  The dividend expense related to this new issue of preferred stock was $288,000.  There was no dividend expense during 2007.

Liquidity and Capital Resources

Overview

As of December 31, 2009, we had cash and cash equivalents of $23.4 million including restricted cash of $500,000, compared to cash and cash equivalents of $3.7 million on December 31, 2008.  Our contractual obligations as of December 31, 2009 totaled $3.5 million, and include: $748,000 of debt (including expected interest payments of $17,000); and $2.8 million in lease obligations.

Our principal cash requirements are for operating expenses, including employee costs, the cost of outside services including those providing accounting, legal, engineering and electrical, mechanical and plumbing contracting services, and the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the private placement of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows (in thousands):

Year ended December 31	2009	2008	2007

Net cash used in operating activities	$(12,707)	$(13,444)	$(6,774)
Net cash used in investing activities	(1,914)	(4,204)	(1,218)
Net cash provided by financing activities	33,757	16,601	8,109

Net Increase (Decrease) in Cash and Cash Equivalents	19,136	(1,047)	117

Cash and Cash Equivalents, at beginning of period	3,734	4,781	4,664

Cash and Cash Equivalents, at end of period	$22,870	$3,734	$4,781

2009 Compared to 2008

Net cash increased $19.1 million during 2009 compared to a decline of $1.0 million during 2008.

Operating Activities

Operating activities consumed $12.7 million during 2009 and $13.4 million during 2008.

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

During 2009 the cash consumed by operating activities before changes in working capital was $9.7 million, a $4.6 or 91% increase over the $5.1 million consumed during 2008.  The increase was the result of higher cash SG&A expense during 2009 resulting from the inclusion of a full twelve months of expense from AEM, the costs related to the utility program management and FRR initiatives which were launched during 2009, higher wages due to headcount additions, and higher franchise tax expense, outside services and rents.  This was partially offset by an increase in our gross profit during 2009.  We anticipate that the cash SG&A expense will grow at a much lower rate than our revenue and gross profit during 2010 resulting in a significant improvement in the cash consumed by operating activities before changes in working capital.

Changes in working capital consumed $3.0 million during 2009, a decline of $5.4 million or 64% from the $8.4 million consumed during 2008.  This improvement was due to increased receivables turnover and a lower and flatter seasonal sales peak during 2009 than the one experienced during 2008.  We expect our working capital requirements to grow as our revenue continues to increase.  However, the utility program management and FRR initiatives are both expected to be less working capital intensive than our other existing businesses, therefore we expect that our working capital requirements will not grow as fast as our total revenue in future periods as these two initiatives begin to represent a larger portion of our overall revenue.

Investing Activities

The cash consumed by investing activities declined $2.3 million to $1.9 million during 2009 from $4.2 million during 2008.  Cash used for acquisitions declined $2.8 million to $1 million during 2009, compared to $3.8 million used during 2008.  During 2009 we made an earn-out payment to the former stockholders of AEM and we acquired the FRR contract.  Capital expenditures declined $25,000 during 2009 to $378,000 from $403,000 during 2008.  Our capital expenditures during both years were for construction vehicles, primarily vans, and office equipment.  During 2009 we received $11,000 in proceeds from the sale of certain fixed assets compared to receiving $3,000 during 2008.

Financing Activities

We generated $33.8 million from financing activities during 2009, compared to generating $16.6 million during 2008.  We completed three offerings of our common stock, raising gross proceeds of $42.3 million.  The proceeds from these offerings were partially offset by $3.1 million in offering related costs.  We used $4.0 million during 2009 to repay our line of credit and $1.6 million to repay other notes.  We also received $91,000 from the issuance of shares under our Employee Stock Purchase Plan, $45,000 on the exercise of certain options and warrants and $27,000 through the financing of vehicle purchases.

2008 Compared to 2007

Net cash declined $1.0 million during 2008 as compared to increasing $117,000 during 2007.

Operating Activities

Operating activities consumed $13.4 million during 2008 as compared to consuming $6.8 million during 2007.

The cash consumed by operating activities before changes in working capital increased $1.3 million or 32% to $5.1 million during 2008 as compared to $3.8 million during 2007.  Our operating loss, excluding non-cash charges (depreciation, amortization, share-based compensation and impairment losses) declined $646,000 or 14% to $4.2 million during 2008 from $4.8 million in 2007 due to increased sales and reduced SG&A expense as a percentage of revenue.  This was more than offset by increased interest expense resulting from borrowings under a new line of credit to fund the acquisition of AEM and increased working capital.

Changes in working capital consumed $8.4 million during 2008, an increase of $5.5 million or 186% from the $2.9 million consumed n 2007.  The increase in working capital was largely the result of a 194% increase in revenue during 2008.

Investing Activities

Cash consumed in investing activities increased $3.0 million or 245% to $4.2 million during 2008 from $1.2 million in 2007.  Cash used for acquisitions increased $3.1 million to $3.8 million during 2008 from $704,000.  During 2008 we acquired AEM, while in 2007 we acquired Texas Energy Products and Preferred Lighting.  The cash used to fund capital expenditures declined $111,000 or 22% to $403,000 in 2008 from $514,000 in 2007.  2008 capital investments were primarily for delivery/service vehicles while 2007 capital investments included the purchase of delivery/service vehicles and a new accounting system and related hardware.

Financing Activities

Net cash generated by financing activities increased $8.5 million to $16.6 million in 2008 from $8.1 million during 2007.  Early in 2008 we began to work with an investment bank on a public sale of shares of our common stock.  This offering was put on hold in May 2008 when the opportunity to acquire AEM materialized.  We resumed work on the offering in July 2008, but determined in August that due to deteriorating market conditions, it was unlikely that we would be successful raising capital in the public markets.  We instead decided to use much of the material prepared for the public offering in a private offering to a small group of investors.  We closed a $6 million private placement in November 2008.  The first $3 million tranche of the private placement, which included non-affiliated investors closed on November 14, 2008, while the second tranche, which included affiliated investors, closed in January 2009 following the completion of mailing to our stockholders as required by SEC rules.  We incurred $760,000 in expense related to our 2008 fund raising efforts.

Also during 2008 we drew $3.5 million on our line of credit to fund the acquisition of AEM, $2 million to fund an equity infusion into AEM to assist with its working capital requirements and $9.4 million to fund the consolidated working capital and general operating requirements of the Company.  We also borrowed $134,000 to fund the acquisition of service/delivery vehicles and made scheduled payments of $620,000 on our mortgage and various other notes.  In addition, we received $120,000 during 2008 from the exercise of options and warrants.

Sources of Liquidity

Our primary sources of liquidity are our available cash reserves, which were $22.8 million on December 31, 2009.

Our ability to continue to expand the sales of our products and services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, the level and amount of product marketing and sales efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement in 2010:

•                  Focus on increasing the sales and profitability of our products and services while controlling the growth in our SG&A expense.  We believe that to a great degree our ability to generate positive cash flow is dependent on our ability to increase sales while controlling the growth of our SG&A and maintaining or improving our gross margins.  We believe that we have built a corporate infrastructure over the past three years that is capable of supporting a large, diversified national company.  We believe that this infrastructure can support significantly higher revenue without a proportional increase in our SG&A.  We are focused on continually reducing our SG&A expense as a percentage of revenue with a target of reducing it to 11% to 14% within the next three to five years, which we believe is a sustainable SG&A expense ratio for the business over the longer term and reflects our expectations with respect to our ability to achieve additional operating leverage.  If we are able to achieve this goal, while holding or improving our gross margins, we believe we will begin to generate positive cash flow and earnings within the next 12 to 24 months.

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

The information set forth above represents certain expectations of our business over time based on our business model.  We caution you that these expectations may not materialize and are not indicative of the actual results we will achieve.  See “Risk Factors” and “Cautionary Statement On Forward-Looking Information.”

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for fiscal years, and interim periods within such fiscal years, ending after September 15, 2009. ASC 105-10 establishes an authoritative United States GAAP superseding all pre-existing accounting standards and literature. ASC 105-10 is effective for our September 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)) (codified within ASC Topic 805). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition, but will affect future acquisitions.

Effective January 1, 2009, we adopted a new accounting standard included in ASC 350, Goodwill and Other, formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets which amended previous guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the agreement. The adoption of this new accounting standard did not have a material impact on our consolidated Financial Statements.

Effective January 1, 2009, we adopted a new accounting standard included in ASC 260, Earnings Per Share, formerly FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified under the ASC 810). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement is not expected to have a material impact on our consolidated results of operations and financial condition.

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

Item 9.            Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.         Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In carrying out its evaluation, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

Not applicable.

PART III

Certain information required to be included in Part III is omitted from this report because we intend to file a definitive proxy statement relating to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2009:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	560,080	$5.15	292,522
Equity compensation plans not approved by security holders (1)	1,881,264	$11.00	—
Total	2,441,344	$9.66	292,522

(1)          We grant stock options to our non-employee directors pursuant to a Directors Stock Option Plan (See “Compensation of Directors”), which grants are included in this category.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to all information under the caption “Transactions with Related Persons” in the Proxy Statement.  Information required by this item regarding the director independence is incorporated by reference to all information under the caption “Election of Directors—Independent Directors.”

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

(a)(1)      Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

F-4	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008 and 2007

F-8 - F-43	Notes to Consolidated Financial Statements

F – 44	Schedule II — Valuation and Qualifying Accounts

(a)(2)      Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is set forth on page F-44 to this annual report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and the Notes thereto.

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

3.1*	First Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws, as amended (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 11, 2007)

Exhibit Number	Description of Exhibit

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

10.3

Investor Rights Agreement between Lime and various investors, including Richard P. Kiphart, dated May 29, 2007 (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 30, 2007)

10.3.1

Second Amendment to Investor Rights Agreement dated August 10, 2009 between Lime and various investors, including Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 12, 2009)

10.4.1

Revolving Line of Credit Note dated March 12, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 14, 2008)

10.4.2

Amended and Restated Revolving Line of Credit Note dated June 6, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 11, 2008)

10.4.3

Amended and Restated Revolving Line of Credit Note dated June 6, 2008 between Lime and Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2008)

10.4.4

Second Amended and Restated Revolving Line of Credit Note dated August 14, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 19, 2008)

10.4.5

Second Amended and Restated Revolving Line of Credit Note dated August 14, 2008 between Lime and Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 19, 2008)

10.4.6

Third Amended and Restated Revolving Line of Credit Note dated October 31, 2008 between Lime and Advanced Biotherapy, Inc. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 31, 2008)

10.5.1

Note Issuance Agreement dated March 12, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 14, 2008)

10.5.2

Amended and Restated Note Issuance Agreement dated June 6, 2008 by and among Lime and Advanced Biotherapy, Inc. and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 11, 2008)

10.6

Registration Rights Agreement dated June 11, 2008 by and among Lime and the stockholders of Applied Energy Management, Inc. (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on June 11, 2008)

Exhibit Number	Description of Exhibit

10.7	Letter of Credit Agreement dated July 11, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 15, 2008)

10.8	Equity Purchase Agreement dated July 10, 2008 between Lime and Duke Ventures, LLC (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 15, 2008)

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

10.14	Stock Purchase Agreement dated November 14, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 18, 2008)

10.15	Organic Farm Marketing, LLC Convertible Note (Incorporated herein by reference to Exhibit 10.21 of Advanced Biotherapy, Inc.’s Current Report on Form 8-K filed on December 31, 2007) (File No. 0-26323)

Exhibit Number	Description of Exhibit

10.16.1

Third Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated December 13, 2005 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 15, 2005)

10.16.2

Fourth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 28, 2006 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 29, 2006)

10.16.3

Fifth Modification to Mortgage, Assignment of Rents and Security Agreement dated December 17, 2007 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 18, 2007)

10.16.4

Third Amended and Restated Mortgage Note dated December 17, 2007 by Lime and American Chartered Bank (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 18, 2007)

10.17.1

Commercial Lease Agreement dated December 15, 2005 by and between P.AN.D.A. Investments and Parke Industries (Incorporated herein by reference to Exhibit 10.17.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 11, 2009)

10.17.2

First Amendment to Commercial Lease Agreement dated June 30, 2006 by and between M&D Investments and Parke Industries, LLC (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on July 6, 2006)

10.18.1 +	Employment Agreement, dated as of January 23, 2006, between Lime and David R. Asplund (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 22, 2006)

10.18.2 +

Amendment to Employment Agreement with David R. Asplund dated January 25, 2007 (Incorporated herein by reference to Exhibit 10.18.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 11, 2009)

10.18.3 +

Second Amendment to Employment Agreement dated October 1, 2007 between Lime and David R. Asplund. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 2, 2007)

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

10.19.3 +	Employee Stock Option Agreement dated June 30, 2006 between Lime and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on July 6, 2006)

Exhibit Number	Description of Exhibit

10.19.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 17, 2006)

10.19.5 +

Second Amendment to Employment Agreement dated July 1, 2009 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7. 2009)

10.20.1 +

Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.20.2 +

Amendment to Employment Agreement dated October 1, 2007 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

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

10.22 +	Amended and Restated Directors Stock Option Plan (Incorporated herein by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2004 and filed on May 13, 2004)

10.23 +	2009 Management Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2009)

10.24	2009 Note Issuance Agreement dated August 10, 2009 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2009)

10.25	2009 Revolving Line of Credit Note issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2009)

10.26	2009 Security Agreement dated August 10, 2009 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 12, 2009)

10.27	Warrant to Purchase Common Stock issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on August 12, 2009)

Exhibit Number	Description of Exhibit

10.28	Warrant to Purchase Common Stock issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on August 12, 2009)

10.29

Asset Purchase Agreement dated as of August 10, 2009, between Elutions, Inc. and Maximum Performance Group, Inc. (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on August 12, 2009)

21.1*	List of Subsidiaries

23*	Consent of BDO Seidman LLP

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

+ Management contract or compensation plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ David R. Asplund
David R. Asplund
Chief Executive Officer
March 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Asplund	Chief Executive Officer & Director	March 23, 2010
David Asplund	(principal executive officer)

/s/ Daniel Parke	President & Director	March 23, 2010
Daniel Parke

/s/ Jeffrey Mistarz	Executive Vice President, Chief Financial Officer, Treasurer & Corporate Secretary	March 23, 2010
Jeffrey Mistarz	(principal financial officer and principal accounting officer)

/s/ Richard Kiphart	Chairman of the Board	March 23, 2010
Richard Kiphart

/s/ Gregory Barnum	Director	March 23, 2010
Gregory Barnum

/s/ Christopher Capps	Director	March 23, 2010
Christopher Capps

/s/ William Carey	Director	March 23, 2010
William Carey

/s/ Stephen Glick	Director	March 23, 2010
Stephen Glick

/s/ Joseph Desmond	Director	March 23, 2010
Joseph Desmond

/s/ David Valentine	Director	March 23, 2010
David Valentine

Report of Independent Registered Public Accounting Firm

Lime Energy Co.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO SEIDMAN, LLP

March 22, 2010

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

December 31,	2009	2008

Assets

Current assets
Cash and cash equivalents	$22,870	$3,734
Restricted cash	500	—
Accounts receivable, less allowance for doubtful accounts of $322 and $163 at December 31, 2009 and 2008, respectively	19,330	24,227
Inventories (Note 8)	230	665
Costs and estimated earnings in excess of billings on uncompleted contracts	5,532	4,078
Prepaid expenses and other	752	1,418

Total Current Assets	49,214	34,122

Net Property and Equipment (Note 9)	1,917	2,081

Long Term Receivables	545	1,031

Deferred Financing Costs, net of amortization of $0 and $5 at December 31, 2009 and 2008, respectively	—	4

Intangibles, net of amortization of $4,902 and $5,786 at at December 31, 2009 and 2008, respectively (Note 10)	3,382	7,137

Goodwill (Note 10)	18,627	18,513

	$73,685	$62,888

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

December 31,	2009	2008

Liabilities and Stockholders’ Equity

Current liabilities
Lines of credit (Note 12)	$—	$3,987
Current maturities of long-term debt (Note 15)	187	187
Accounts payable	8,424	15,452
Accrued expenses (Note 11)	4,892	3,855
Billings in excess of costs and estimated earnings on uncompleted contracts	634	1,958
Deferred revenue	—	358
Customer deposits	799	1,289
Total Current Liabilities	14,936	27,086

Deferred Revenue	—	90
Long-Term Debt, less current maturities net of unamortized discount of $1,411 as of December 31, 2008 (Notes 13, 14 and 15)	544	5,717
Deferred Tax Liability (Note 19)	—	1,034

Total Liabilities	15,480	33,927

Stockholders’ Equity (Notes16, 23 and 24)
Preferred stock, $0.01 par value; 0 and 1,000,000 shares authorized, 0 and 358,710 issued as of December 31, 2009 and 2008 respectively (liquidation value of $0 and $14,707 as of December 31, 2009 and 2008, respectively)	—	4
Common stock, $.0001 par value; 50,000,000 shares authorized 23,510,662 and 9,555,053 issued as of December 31, 2009 and 2008, respectively	2	1
Additional paid-in capital	181,665	134,390
Accumulated deficit	(123,462)	(105,434)

Total Stockholders’ Equity	58,205	28,961

	$73,685	$62,888

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Revenue	$70,802	$54,975	$16,384

Cost of sales	57,192	43,281	12,756

Gross Profit	13,610	11,694	3,628

Selling, general and administrative (includes share based compensation expense of $1,621, $3,503 and $3,053 for the years ended December 31, 2009, 2008 and 2007 respectively)	23,940	18,100	9,259
Amortization of intangibles (Note 10)	1,221	1,568	1,487
Impairment loss (Note 6)	2,652	—	—

Operating loss	(14,203)	(7,974)	(7,118)

Other Income (Expense)
Interest income	137	87	267
Interest expense (Notes 12 and 14)	(3,210)	(2,668)	(935)

Total other income (expense)	(3,073)	(2,581)	(668)

Loss from continuing operations before discontinued operations	(17,276)	(10,555)	(7,786)

Discontinued Operations:
Loss from operation of discontinued business (Note 7)	(1,786)	(2,480)	(7,767)

Loss before income taxes	(19,062)	(13,035)	(15,553)

Income tax benefit	1,034	—	—

Net loss	(18,028)	(13,035)	(15,553)

Preferred Dividend (Note 16)	(1,499)	(288)	—

Net Loss Available to Common	$(19,527)	$(13,323)	$(15,553)

Basic and diluted loss per common share from continuing operations	$(1.12)	$(1.29)	$(1.03)

Discontinued operations	(0.11)	(0.30)	(1.03)

Basic and Diluted Loss Per Common Share	$(1.23)	$(1.59)	$(2.06)

Weighted Average Common Shares Outstanding (Note 3)	15,892,768	8,381,697	7,558,673

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders' Equity

(in thousands)

			Series A-1	Series A-1	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2006	7,112	$1	—	$—	$95,030	$(76,846)	$18,185
Issuance of common stock (less issuance costs of $203)	429	—	—	—	2,797	—	2,797
Offering costs for 2006 issuance of common stock	—	—	—	—	(45)	—	(45)
Acquisition of Texas Energy Products, Inc.	28	—	—	—	214	—	214
Acquisition of Preferred Lighting, Inc.	15	—	—	—	385	—	385
Release of escrow shares to former owners of Maximum Performance Group, Inc.	3	—	—	—	26	—	26
Satisfaction of liquidated damages through the issuance of common stock	88	—	—	—	614	—	614
Share based compensation	—	—	—	—	3,727	—	3,727
Warrants issued in connection with Subordinated Convertible Notes	—	—	—	—	1,136	—	1,136
Value of beneficial conversion feature on Subordinated Convertible Notes	—	—	—	—	1,866	—	1,866
Satisfaction of interest obligation through issuance of common stock	7	—	—	—	84	—	84
Warrants issued for services received	—	—	—	—	162	—	162
Exercise of options and warrants	38	—	—	—	252	—	252
Warrant repricing	—	—	—	—	19	—	19
Net loss for the year ended December 31, 2007	—	—	—	—	—	(15,553)	(15,553)
Balance, December 31, 2007	7,720	$1	—	$—	$106,267	$(92,399)	$13,869

Issuance of common stock (less issuance costs of $711)	855	—	—	—	2,289	—	2,289
Acquisition of Applied Energy Management, Inc.	883	—	—	—	7,000	—	7,000
Conversion of revolving line of credit note (less transaction costs of $49)	—	—	358,710	4	14,655	—	14,659
Conversion of note payable	33	—	—	—	200	—	200
Cumulative dividends on preferred stock	—	—	—	—	(288)	—	(288)
Satisfaction of interest obligation through issuance of common stock	32	—	—	—	250	—	250
Share based compensation	—	—	—	—	3,784	—	3,784
Warrants issued for services received	—	—	—	—	113	—	113
Exercise of options and warrants	32	—	—	—	120	—	120
Net loss for the year ended December 31, 2008	—	—	—	—	—	(13,035)	(13,035)
Balance, December 31, 2008	9,555	$1	358,710	$4	$134,390	$(105,434)	$28,961

Issuance of common stock (less issuance costs of $2,359)	6,683	1	—	—	32,540	—	32,541
Acquisition of Advanced Biotherapy, Inc. (less transaction costs of $771)	2,486	—	—	—	6,738	—	6,738
Earn-out shares paid to former owners of Applied Energy Management, Inc.	63	—	—	—	293	—	293
Preferred dividends	—	—	—	—	(1,499)	—	(1,499)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	19	—	781	—	781
Satisfaction of interest obligation through issuance of common stock	45	—	—	—	204	—	204
Conversion of subordinated notes	852	—	—	—	5,000	—	5,000
Beneficial conversion value of adjustment in conversion price of subordinated notes	—	—	—	—	938	—	938
Conversion of series A-1 preferred stock	3,778	—	(358,729)	(4)	4	—	—
Warrants issued in connection with bridge line of credit	—	—	—	—	309	—	309
Share based compensation	—	—	—	—	1,803	—	1,803
Shares issued for benefit plans and option exercises	47	—	—	—	137	—	137
Shares and warrants issued for services received	2	—	—	—	27	—	27
Net loss for the year ended December 31, 2009	—	—	—	—	—	(18,028)	(18,028)

Balance, December 31, 2009	23,511	$2	—	$—	181,665	$(123,462)	$58,205

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cash Flows Used in Operating Activities
Net Loss	$(18,028)	$(13,035)	$(15,553)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debt	304	128	126
Share based compensation	1,803	3,784	3,727
Preferred stock dividends	(1,499)	(288)	—
Depreciation and amortization	1,906	2,540	2,200
Amortization of deferred financing costs	313	3	2
Amortization of original issue discount	1,411	1,001	591
Liquidated damages satisfied through issuance of stock	—	—	614
Issuance of warrants in exchange for services received	27	113	162
Beneficial value of change in conversion price of suborinated notes	938	—	—
PIK notes issued for interest	21	228	—
Accrued interest converted to common stock	204	250	84
Accrued interest converted to preferred stock	781	207	—
Loss on disposition of fixed assets	12	2	—
Warrant repricing	—	—	19
Trade name impairment	2,652	—	—
Imapirment on disposal of Energy Technology business	503	—	—
Deferred income tax benefit	(1,034)	—	—
Goodwill impairment	—	—	4,182
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	4,967	(13,302)	(3,701)
Inventories	(224)	28	42
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,454)	(2,286)	(953)
Prepaid expenses and other current assets	666	(542)	(192)
Accounts payable	(7,044)	7,054	1,646
Accrued liabilities	1,905	455	281
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,324)	800	572
Deferred revenue	(95)	(691)	(548)
Other current liabilities	(418)	107	(75)

Net cash used in operating activities	(12,707)	(13,444)	(6,774)

Cash Flows Used in Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(1,047)	(3,804)	(704)
Proceeds from sale of fixed assets	11	3	—
Purchase of property and equipment	(378)	(403)	(514)
Restricted cash	(500)	—	—

Net cash used in investing activities	(1,914)	(4,204)	(1,218)

Cash Flows From Financing Activities
(Payments) borrowings on line of credit	(3,966)	14,726	—
Proceeds from long-term debt	27	134	5,171
Payments of long-term debt	(1,611)	(620)	(57)
Proceeds from issuance of common stock	42,301	3,001	3,000
Costs related to stock issuances	(3,130)	(760)	(248)
Cash paid for deferred financing costs	—	—	(9)
Proceeds from issuance shares for benefit plans	91	—	—
Proceeds from exercise of options and warrants	45	120	252

Net cash provided by financing activities	33,757	16,601	8,109

Net Increase (Decrease) in Cash and Cash Equivalents	19,136	(1,047)	117

Cash and Cash Equivalents, at beginning of period	3,734	4,781	4,664

Cash and Cash Equivalents, at end of period	$22,870	$3,734	$4,781

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest — continuing operations	$467	$1,124	$133

Cash paid during the period for interest — discontinued operations	1	3	1

Interest obligation satisfied through the issuance of common stock	204	250	84

Cash paid for preferred dividends	1,006	—	—

Conversion of convertible debt to common stock	5,000	—	—

Stock, warrants and options issued in exchange for services received	27	113	17

Accrued earn-out satisfied through the issuance of common stock	293	—	—

Satisfaction of accrued dividend through the issuance of 19,063 shares of Series A-1 preferred stock	781	—	—

Extinguishment of line of credit	21	—	—

Accrual satisfied through the issuance of common stock	—	—	346

Issuance of revolving credit note in satisfaction of interest payable	$21	$228	$—

The holder of a $14,500 revolving credit note converted the note and $207 of accrued interest thereon into 358,710 shares of the Company’s Series A-1 preferred stock on November 14, 2008.

The holder of a $150 note payable converted the note and $50 of accrued interest into 32,848 shares of the Company’s common stock on July 10, 2008.

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Elk Grove Village, Illinois, is a provider of integrated energy engineering, consulting and implementation solutions.  The Company is made up of 17 separate companies, but with the sale of the Energy Technology business in August 2009, all of the remaining businesses operate in the same business segment, the Energy Efficiency Services segment.  The subsidiary companies comprising these segments are as follows:

Energy Efficiency Services:

Applied Energy Management, Inc, and its eight subsidiary companies (“AEM”)

Kapadia Energy Services, Inc. (“Kapadia”)

Lime Finance, Inc. (“Lime Finance”)

Lime Midwest, Inc. (“Lime Midwest”)

Lime Energy Co New York, Inc. (“Lime New York”)

Parke Industries, Incorporated (“Parke”)

Preferred Lighting, Inc. (“Preferred Lighting”) and

Texas Energy Products, Inc. (“Texas Energy”)

Discontinued Operations (Energy Technology):

Maximum Performance Group, Inc. (“MPG”)

On August 10, 2009, the Company sold the assets of its Energy Technology segment.  The operating results of this segment have been reported as discontinued operations in the accompanying financial statements.

Note 2 — Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 3 - Summary of Significant Accounting Policies

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Risk

The Company’s customers are primarily Energy Service Companies (“ESCOs”) and owners of, managers of, or tenants of, commercial and industrial buildings.  Two customers accounted for approximately 30% of the Company’s consolidated billings during the year ended December 31, 2009, while two customers accounted for approximately 25% of the Company’s consolidated billings during the year ended December 31, 2008.  One customer accounted for approximately 13% of the Company’s consolidated billings during the year ended December 31, 2007.

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  During the year ended December 31, 2009, no supplier accounted for more than 10% of the Company’s purchases, while one supplier accounted for approximately 10% of the Company’s purchases during the year ended December 31, 2008 and two suppliers accounted for approximately 17% of its purchases during the year ended December 31, 2007.

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

Properties & Equipment

Property and equipment are stated at cost.  For financial reporting purposes depreciation is computed over the estimated useful lives of the assets by the straight-line method over the following lives:

Buildings	39 years
Office equipment	3 - 5 years
Furniture	5 - 10 years
Construction equipment	3 - 5 years
Transportation equipment	3 - 5 years

Lime Energy Co.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  ASC 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  During the fourth quarter of 2007, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Energy Efficiency Services and Energy Technology businesses.   That assessment, supported by independent appraisals of the fair value of the segment, made using customary valuation methodologies, including discounted cash flows and fundamental analysis, did not identify any impairment for the Energy Efficiency Services business, but did determine that the value of the Energy Technology’s goodwill was impaired.  The decline in the fair value of the Energy Technology segment was primarily the result of lower than expected sales of the eMAC line of HVAC controllers, in large part due to delays in product enhancements designed to replace discontinued components and add cellular communication capabilities.  As a result of the decline in the fair value, the Company recorded an impairment loss of $4,182,000 during the fourth quarter of 2007.

During the fourth quarter of 2008 the Company updated its analyses for the Energy Efficiency Services business and concluded that the fair value of the businesses based on the discounted current value of the estimated future cash flows exceeded the carrying value, indicating that the goodwill was not impaired.

The company tested the goodwill associated with the AEM purchase for impairment for the first time at the end of 2009.  For goodwill testing purposes, the Company analyzed the goodwill associated with the AEM acquisition and the C&I business sepaerately.  The goodwill impairment analysis indicated there was no goodwill impairment as the fair value of the C&I and AEM testing units exceeded their carrying values.  The Company considered various factors in determining the fair value of the testing units, including discounted cash flows from projected earnings, values for comparable companies and the market price of our common stock. It will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that either testing unit does not achieve projected results, or, as the result of changes in facts of circumstances, the Company could incur a goodwill impairment charge in a future period.

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

These estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.  During 2009, based on negotiations to sell its Energy Technology business, the Company reduced the carrying value of certain assets of the business unit to their expected fair value, incurring an impairment loss of $503,000.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

The Company accounts for revenue on its long-term contracts utilizing a combination of the percentage completion method and the completed contract method, depending on the length of time required to complete the underlying project.  For projects expected to take more than 30 to 60 days to complete it uses the percentage of completion method to recognize revenue in conjunction with the cost-to-cost method of measuring the extent of progress toward completion, consistent with ASC 605-35 and the AICPA’s Statement of Position 81-1 (SOP 81-1).  For shorter term projects it uses the completed contract method whereby revenue is recognized once the project is substantially complete.  Regardless of the method used to record revenue, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts (“Billings in Excess”). Billings in Excess totaled $634,000 and $1,958,000 as of December 31, 2009 and 2008, respectively.

The Company’s MPG subsidiary, which is included in discontinued operations, often bundled contracts to provide monitoring services and Internet access with the sale of its eMAC hardware.  As a result, these sales were considered to be contracts with multiple deliverables which at the time the hardware was delivered and installed included undelivered services essential to the functionality of the product.  Accordingly, the Company deferred the revenue for the product and services and the cost of the equipment and installation and recognized them over the term of the monitoring contract.  The monitoring contracts varied in length from 1 month to 5 years.  Deferred revenue totaled $0, and $448,000 as of December 31, 2009 and 2008, respectively, related to these contracts.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

As of December 31, 2009, the Company had several customer projects underway for which it had incurred costs but not recognized revenue due to its revenue recognition policies, or had recognized revenue but not yet invoiced the customer.  The Company records these expenses and unbilled revenue as a current asset titled “Costs and estimated earnings in excess of billings on uncompleted contracts.” The expenses included in this account will be recognized as the related projects are completed and revenue is recognized.  The Company had costs and estimated earnings in excess of billings on uncompleted contracts of $5,532,000, and $4,078,000 at December 31, 2009 and 2008, respectively.

Shipping and Handling Costs

The Company classifies freight costs billed to customers as revenue.  Costs related to freight are classified as cost of sales.

Lime Energy Co.

Notes to Consolidated Financial Statements

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $182,000, $157,000 and $168,000 for the periods ended December 31, 2009, 2008 and 2007, respectively.

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

Net Loss Per Share

The Company computes loss per share under ASC 260-10, “Earnings Per Share.”  The statement requires presentation of two amounts; basic and diluted loss per share.  Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share would include all common stock equivalents unless anti-dilutive.  The Company has not included the outstanding options, warrants, convertible preferred stock or convertible debt as common stock equivalents because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and convertible debt that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2009	2008	2007
Weighted average shares issuable upon exercise of outstanding options	2,550,960	2,162,516	1,744,873
Weighted average shares issuable upon exercise of outstanding warrants	792,693	416,428	332,560
Weighted average shares issuable upon conversion of convertible debt (1)	467,437	714,286	419,276

Total	3,811,090	3,293,230	2,496,709

(1)       The subordinated convertible notes were converted to common stock during 2009

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.  The Company’s long-term debt approximates fair value based on instruments with similar terms.

Lime Energy Co.

Notes to Consolidated Financial Statements

Stock-based Compensation

The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees.  Effective January 1, 2006, the Company adopted ASC 718 (Statement of Financial Accounting Standards No. 123R, Share-Based Payment), which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. The Company recognized $1,803,000, $3,784,000, and $3,727,000 of stock compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively.  Please refer to Note 25 for additional information regarding stock-based compensation expense.

Warranty Obligations

The Company warrants to the purchasers of its products that the product will be free of defects in material and workmanship for one year from the date of installation. The Company records the estimated cost that may be incurred under its warranties at the time the product revenue is recognized based upon the relationship between historical and anticipated warranty costs and sales volumes.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.  With the sale of its Energy Technology business in 2009, the Company no longer sells products that it warrants.

Insurance Reserves

From October 2005 through August 2008, the Company maintained a partially self-funded health insurance program for its employees.  Under the program the Company was responsible for the first $35,000 of each individual claim, but its exposure is limited on a monthly and cumulative basis through insurance provided by a third party insurance company.  The Company accrued on a monthly basis an amount sufficient to cover its maximum exposure under the program.  At the end of each plan year it assesses the adequacy of the reserve based on its claims history and adjusted the reserve as necessary.  The Company is responsible for a certain amount of claims incurred prior to the termination of the plan but paid after the plan’s termination on August 31, 2008.  It established a reserve to cover the maximum potential liability for post termination payments. It had accrued liabilities of $0 and $28,000 as of December 31, 2009 and 2008, respectively, to cover future claims under the program.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for fiscal years, and interim periods within such fiscal years, ending after September 15, 2009. ASC 105-10 establishes an authoritative United States GAAP superseding all pre-existing accounting standards and literature. ASC 105-10 is effective for the Company’s September 30, 2009 interim financial reporting, and as a result the Company changed its references to the new Accounting Standards Codification. All references to specific authoritative guidance have been updated within this report to reflect the new Accounting Standards Codification structure.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)) (codified within ASC Topic 805). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any non-controlling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business

Lime Energy Co.

Notes to Consolidated Financial Statements

combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement will affect the Company’s accounting for future acquisitions.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 350, Goodwill and Other, formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets which amended previous guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the agreement. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated Financial Statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share, formerly FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method.  The adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified under ASC 810). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement is not expected to have a impact on the Company’s consolidated results of operations and financial condition.

Note 4 — Acquisitions

Applied Energy Management, Inc.

On June 11, 2008 the Company acquired all of the outstanding capital stock of Applied Energy Management, Inc. (“AEM”) for $4 million in cash and 945,777 shares of the Company’s common stock, of which $3.5 million in cash and 882,725 shares were paid at the time of closing and $500,000 and 63,052 shares were paid in 2009 following determination of the amounts owed under an earn-out provision of the purchase agreement.  For accounting purposes the common stock issued in June 2008 was valued at $7.93 per share, the average closing price of the stock for the 30 trading days prior to the closing and the shares issued in 2009 were valued at $4.65, the closing price of the stock on December 31, 2008.  The acquisition was recorded using the purchase method of accounting.

Lime Energy Co.

Notes to Consolidated Financial Statements

The assets acquired and liabilities assumed in the acquisitions, are as follows (in thousands):

Cash	$2
Accounts receivable	5,477
Costs and estimated profits in excess of billings on uncompleted contracts	839
Other current assets	251
Property and equipment	589
Identifiable intangible assets	5,250
Goodwill	11,858
Total Assets Acquired	24,266

Line of credit	(3,761)
Accounts payable	(5,306)
Billings in excess of costs and estimated earnings on uncompleted contracts	(521)
Accrued expenses	(857)
Long term debt	(2,120)
Total liabilities assumed	(12,565)

Net assets acquired	11,701

Less valuation of shares issued for acquisition	(7,293)
Acquisition costs	(408)

Total cash paid	$4,000

The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $5,250,000 of the AEM purchase price to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and are being amortized over the estimated useful life of the related identifiable intangible assets based on the expected future cash flows.  Amortization of goodwill and intangibles related to this acquisition will not be deductible for tax purposes.  The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows:

Asset Class	Estimated Value	Estimated Useful Life
Contract backlog	$252,000	12 months
Sales pipeline	1,862,000	18 months
Customer list	3,011,000	5 to 15 years
Technology	125,000	5 years

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Texas Energy Products and Preferred Lighting, Inc.

On June 6, 2007, effective retroactive to May 31, 2007, the Company entered into an Asset Purchase Agreement with George Bradley Boyett dba Texas Energy Products.  Pursuant to the agreement, Texas Energy Products, Inc., a newly formed wholly owned subsidiary of Lime Energy, acquired all of the business assets and assumed certain liabilities held by Mr. Boyett for $319,000 in cash and 28,571 shares of Lime Energy common stock.  For accounting purposes the common stock was valued at $7.49 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing.  The acquisition was recorded using the purchase method of accounting.

On August 6, 2007, effective retroactive to July 31, 2007, the Company entered into an Asset Purchase Agreement with Preferred Lighting, Inc. pursuant to which a newly formed wholly owned subsidiary of Lime Energy, acquired all of the business assets and assumed certain liabilities held by Preferred Lighting, Inc. for $410,000 in cash (including $110,000 paid in 2008 pursuant to an earn-out based on 2007 earnings), 15,069 shares of Lime Energy common stock and warrants to purchase 21,429 shares of Lime Energy common stock at $13.23 per share.  For accounting purposes the common stock was valued at $13.30 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing and the warrants were valued at $184,500 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.909%, expected volatility of 75.0%, expected dividend of $0, and expected life of four years.  The acquisition was also recorded using the purchase method of accounting.

The assets acquired and liabilities assumed in the acquisitions, are as follows (in thousands):

	Texas Energy	Preferred Lighting

Cash	$18	$31
Accounts receivable	78	24
Inventory	68	54
Other current assets	5	17
Property and equipment	7	9
Identifiable intangible assets	496	368
Goodwill (deductible)	35	439
Total assets acquired	707	942

Accounts payable	(101)	—
Accrued expenses	(19)	(20)
Other current liabilities	(36)	(108)
Total liabilities assumed	(156)	(128)

Net assets acquired	551	814

Less valuation of shares and warrants issued for acquisition	(214)	(385)
Acquisition costs	(18)	(19)
Total cash paid	$319	$410

The Company has assessed the fair values of acquired assets and assumed liabilities and allocated the purchase price accordingly. For purposes of the allocation, it has allocated $496,000 and $368,100 of the Texas Energy Products and Preferred Lighting purchase prices, respectively, to identifiable intangible assets with definitive lives such as sales backlog and the sales pipeline. These amounts have been capitalized and will be amortized over the estimated useful life of the related identifiable intangible assets

Lime Energy Co.

Notes to Consolidated Financial Statements

based on the expected future cash flows.  This amortization and goodwill will be deductible for tax purposes.  The amounts capitalized and the estimated useful life of the identifiable intangible assets are as follows (in thousands):

Asset Class	Estimated Value	Estimated Useful Life

Texas Energy Products
Sales backlog	$223	3 Months
Sales pipeline	273	6 Months

Preferred Lighting
Sales backlog	$15	4 months
Sales pipeline	335	16 months
Customer list	18	3 years

Both companies are energy efficiency services companies that specialize in energy efficient lighting upgrades.  In addition Texas Energy products markets energy efficient window film and roofing.  Texas Energy Products is headquartered in Austin, Texas, and has a sales office in Dallas, Texas.  Preferred Lighting is headquartered in Seattle, Washington.

The acquisitions of AEM, Texas Energy and Preferred Lighting were recorded using the purchase method of accounting.  Accordingly, the results of operations for each company have been included in the consolidated statement of operations since their respective dates of acquisition.

Unaudited pro forma results of operations for the years ended December 31, 2008 and 2007 for the Company assuming the acquisition of AEM had taken place on January 1, 2007 are as follows (in thousands, except per share data):

Year ended December 31,	2008	2007

Revenue:
As Reported	$54,975	$16,384
Pro-forma	65,112	57,284

Net Loss from Continuing Operations:
As Reported	$(10,556)	$(7,786)
Pro-forma	(13,401)	(11,609)

Basic and Diluted Loss per Share from Continuing Operations:
As Reported	$(1.29)	$(1.03)
Pro-forma	(1.56)	(1.37)

The pro forma operating results as if the Company had completed the acquisitions of Texas Energy and Preferred Lighting are not significant to the Company’s financial statements and are not presented.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 5 — Acquisition of Advanced Biotherapy, Inc.

On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by certain stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008.  The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity.  Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash and a revolving credit note issued by the Company that had an outstanding balance of $42,000 and accrued interest payable of $28,000.  The Company has cancelled the revolving credit note and does not plan to continue to operate ADVB as a going concern.

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

Note 6 — Impairment Loss

During 2009, the Company determined that value attributed to the Parke trade name was impaired due to its decision to operate the business under the Lime Energy name.  As a result, it reduced the carrying value of this intangible asset to $0, incurring a $2.6 million impairment loss during the fourth

Lime Energy Co.

Notes to Consolidated Financial Statements

quarter of 2009.  This loss was partially offset by the reversal of a $1 million deferred tax liability associated with this indefinite-lived asset.

Note 7 — Discontinued Operations

The Company adopted ASC 360-10-05 “Impairment or Disposal of Long-Lived Assets” at the beginning of 2002.  Among other things, ASC 205-20 “Presentation of Financial Statements” requires that the results of operations and related disposal costs as well as the gain or loss on the disposal of a business unit be presented on the statement of operations as a separate component of income before extraordinary items for all periods presented.

On August 10, 2009, the Company sold its Energy Technology business.  Due to the continuing losses incurred by this segment, the Company determined in 2007 that the goodwill associated with the segment was completely impaired and recorded a charge of $4,182,000.  This impairment charge has been included in the 2007 loss from discontinued operations.  During the quarter ended June 30, 2009, in anticipation of the sale of the Energy Technology business, Lime reduced the carrying value of business’ assets to their expected fair value, incurring an impairment loss of $503,000.  This loss has been included in the 2009 loss from discontinued operations.

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows (in thousands):

December 31,	2009	2008

Accounts receivable	$5	$413
Other current assets	—	774
Total current assets	5	1,187

Net property, plant & equipment	—	118
Other assets	—	327
Total assets	$5	$1,632

Accounts payable	$1	$107
Other current liabilities	1	612
Total current liabilities	2	719

Long term liabilities	—	103
Total liabilities	$2	$822

The revenue and loss related to discontinued operations was as follows (in thousands):

Year ended December 31	2009	2008	2007
Revenue	$837	$2,247	$3,097
Operating Loss	(1,283)	(2,480)	(7,767)
Loss on Sale	(503)	—	—

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 8 — Inventories

Inventories consisted of the following (in thousands):

December 31,	2009	2008
Raw materials	$230	$667
Finished goods	—	—
Reserve for obsolescence	—	(2)

	$230	$665

Note 9 — Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2009	2008

Land	$205	$205
Buildings	1,118	1,085
Furniture	198	194
Construction equipment	345	297
Office equipment	985	904
Transportation equipment	634	613
	3,485	3,298

Less accumulated depreciation	(1,568)	(1,217)

	$1,917	$2,081

Total depreciation expense was $506,000, $448,000 and $189,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Included in this expense was depreciation from discontinued operations of $33,000, $80,000 and $53,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 10 — Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  ASC 350, Goodwill and Other Intangible Assets, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.   The following is a summary of the Company’s goodwill (in thousands):

	Energy Technology	Energy Efficiency Services	Total

Balance at December 31, 2006	$4,156	$6,295	$10,451

Release of escrow shares to former owners of Maximum Performance Group, Inc.	26	—	26

Acquisition of Texas Energy Products, Inc.	—	29	29

Acquisition of Preferred Lighting, Inc.	—	433	433

Impairment charge	(4,182)	—	(4,182)

Balance at December 31, 2007	$—	$6,757	$6,757

Additional costs incurred in connection with the acquisitions of Texas Energy Products, Inc. and Preferred Lighting, Inc.	—	12	12

Acquisition of Applied Energy Management, Inc.	—	11,744	11,744

Balance at December 31, 2008	$—	$18,513	$18,513

Additional costs incurred in connection with the acquisitions of Applied Energy Management, Inc.	—	114	114

Balance at December 31, 2009	$—	$18,627	$18,627

See Note 4 for additional information regarding the acquisitions of Texas Energy Products, Preferred Lighting, Inc. and Applied Energy Management, Inc.  The goodwill related to the acquisition of Applied Energy Management is non-deductible for income tax purposes.

Lime Energy Co.

Notes to Consolidated Financial Statements

The components of intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

	Weighted Average Remaining Life (months)	Gross Book Value	Accumulated Amortization	Net Book Value
As of December 31, 2009 (1)
Indefinite-lived assets (2)		$—	$—	$—
Amortized intangible assets (3):
Technology and software	21.0	125	40	85
Customer relationships	49.7	3,176	394	2,782
Customer contracts	16.5	1,329	933	396
Non-compete agreements	0.0	423	423	—
Sales pipe-line	4.5	3,231	3,112	119
Total		8,284	4,902	3,382

As of December 31, 2008
Indefinite-lived assets		$2,652	$—	$2,652
Amortized intangible assets:
Technology and software	12.3	2,105	1,830	275
Customer relationships	56.3	3,444	262	3,182
Customer contracts	3.0	1,068	927	141
Non-compete agreements	0.0	423	423	—
Sales pipe-line	7.8	3,231	2,344	887
Total		$12,923	$5,786	$7,137

(1)   Balances as of December 31, 2009 have been adjusted to exclude intangible assets of discontinued operations which were written off during 2009.

(2)   During 2009 the company wrote-off the $2,652 value of the Parke trade name due to its decision to operate all of its businesses under the Lime Energy name.  The fair value measure of the trade name was determined using unobservable inputs that reflect our own assumptions regarding how market participants price the trade name at the measurement date.

(3)   The company wrote-off approximately $148,000 of intangibles related to its Energy Technology business as part of the impairment charge it took during 2009 related to this business.

The aggregate amortization expense from continuing operations was $1,221,000, $1,568,000 and $1,487,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The aggregate amortization expense from discontinued operations was $179,000, $524,000 and $525,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The estimated amortization expense for intangible assets for each of the next five years as of December 31, 2009, is as follows (in thousands):

Amortization Expense
2010	$589
2011	613
2012	561
2013	405
2014	342
$2,510

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 11 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2009	2008

Commissions	5	—
Compensation	1,358	1,245
Discountinued operations	364	—
Dividends	—	288
Earn-out payable	—	793
Insurance	22	31
Interest	2	226
Job costs	2,145	326
Lease expense	10	41
Legal settlement	300	—
Professional fees	—	199
Real estate taxes	43	42
Sales tax payable	345	243
Warranty reserve	—	209
Other	298	212

	4,892	3,855

Note 12 — Lines of Credit

On March 12, 2008, the Company entered into a $3 million revolving line of credit note with Advanced Biotherapy, Inc. (“ADVB”) and Richard Kiphart, the Company’s chairman and largest individual investor.  On June 6, 2008 and August 14, 2008 the note and related documents were amended to increase the size of the line to $16 million with Mr. Kiphart increasing his commitment under his note to $14.5 million from $1.5 million.  On October 31, 2008 the note and related documents with ADVB were amended to increase its commitment from $1.5 million to $4.5 million.  On November 14, 2008, Mr. Kiphart converted his note into shares of the Company’s Series A-1 preferred stock.  On November 18, 2008, the Company entered an agreement to acquire 90.8% of the shares of ADVB and it completed a short-form merger on March 3, 2009, whereby it merged ADVB with a newly created acquisition subsidiary.  Following the merger it canceled the outstanding balance of $42,000 and accrued interest of $28,000 on the ADVB line of credit.  Please refer to Note 5 for additional information regarding the ADVB acquisition.

On August 10, 2009, the Company and Mr. Kiphart entered into a new $2 million revolving bridge line to meet any potential liquidity needs the Company might have prior to the completion of its follow-on public offering of common stock.  The bridge line note was to mature on February 10, 2010 and carried an interest rate of 17% per annum, with 12% payable quarterly in cash and the remaining 5% to be capitalized and added to the principal balance on the note.  The loan agreement also required that if the Company terminated the note before its scheduled maturity it would owe Mr. Kiphart the difference between $70,000 and any interest and unused line fees paid.  The Company issued Mr. Kiphart two warrants in connection with the issuance of the revolving bridge line of credit.  The first warrant gives Mr. Kiphart the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  This warrant was valued at $309,000 using a trinomial tree option pricing

Lime Energy Co.

Notes to Consolidated Financial Statements

model using the following assumptions: risk free rate of 0.19%; expected volatility of 94.6%; expected dividend of $0; and expected life of four years.  The value of the warrant was booked to deferred financing costs and which the Company began amortizing over the term of the bridge line.  The second warrant gave Mr. Kiphart the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.

The Company completed its follow-on offering of common stock in September 2009 and terminated the bridge line on October 2, 2009.  The line was never utilized.  Upon termination, it paid Mr. Kiphart the $70,000 fee described above, terminated the warrant to purchase 62,500 shares of its common stock and expensed the remaining unamortized discount as interest expense.

Note 13 — Notes Payable

As part of the acquisition of Maximum Performance Group, Inc., the Company assumed a $150,000 demand note payable to Duke Investments, LLC (formerly known as Cinergy Investments, LLC).  The note accrued interest at the rate of prime plus 3%.  Duke converted the note and accrued interest of $50,000 into 32,848 shares of the Company’s common stock on July 10, 2008.

As part of the acquisition of AEM, the Company assumed two notes totaling $1,422,000 payable to an entity owned by a former stockholder of AEM.  The Notes were repaid in full on September 28, 2009.

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

As part of the transaction, the Company issued the Investors four-year warrants to purchase 206,044 shares of its common stock at $7.28 per share.  These warrants were valued at $1,137,000 utilizing a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.

The shares issued as part of the quarterly interest payments and issuable upon conversion of the term loan or exercise of the warrants were not registered for resale, though the Company has granted the Investors the right to demand the Company use its best efforts to file a registration statement to register a certain minimum number of shares.

In recording the transaction, the Company allocated the value of the proceeds to the Term Notes and warrants based on their relative fair values.  In doing so, it determined that the Term Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Notes (determined on the Term Note issuance date) exceeded the value allocated to the Term Notes of $3,863,000.  The Term Notes were convertible into 714,286 shares of common stock, which at the market price of $8.02 per share on date of issuance of the Term Notes was worth $5,730,000.  The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Notes of $1,867,000 was considered to be the value of the beneficial conversion feature.

Lime Energy Co.

Notes to Consolidated Financial Statements

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Term Notes which was then amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $1,411,000 and $1,001,000 was included in interest expense during the years ended December 31, 2009 and 2008, respectively.

In addition, the Company incurred costs of approximately $9,000 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of the deferred issuance costs of $4,000, and $3,000 was included in interest expense during the years ended December 31, 2009 and 2008, respectively.

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

Upon the conversion of Mr. Kiphart’s Term Notes on August 10, 2009 and the remaining $1.9 million of Term Notes on September 25, 2009, the Company expensed the unamortized discount totaling $756,000 and deferred issuance costs totaling $2,000.  In addition, because the Term Notes were converted at less than their stated conversion price of $7.00, the Company was required to record a non-cash interest charge of $938,000 which represented the value of the additional shares issued as a result of the reduction in the conversion price.

As of December 31, 2009, there were no Term Notes outstanding.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 15 — Long Term Debt

The Company’s long term debt consists of the following (in thousands):

December 31,	2009	2008

Mortgage note to American Chartered Bank, prime (3.25% as of December 31, 2009) plus ½% or 5%, whichever is greater, payable in monthly installments of $3, plus interest until July 2011. A final payment of $364 is due in July 2011. This note is collateralized by the building and land in Elk Grove Village, Illinois.	$418	$454

Subordinated convertible term note (less debt discount of $1,411, as of December 31, 2008, 10%.	—	3,589

Notes payable, interest rates of between prime and 9.25%.	—	1,422

Various other notes with monthly payments totaling $8 and interest rates between 0.9% and 9.25%	313	439

Total debt	731	5,904

Less current portion	187	187

Total long-term debt	$544	$5,717

The aggregate amounts of long-term debt maturing in future years as of December 31, 2009, are as follows (in thousands):

Aggregate Maturities
2010	187
2011	468
2012	63
2013	9
2014	4
$731

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 16 — Preferred Stock

On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note and $207,000 of accrued interest into 358,710 shares of Series A-1 preferred stock.  Each outstanding share of preferred stock was entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value (which was $41.00) on or prior to March 31, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after April 1, 2009 (9% in cash and 8% in additional shares of preferred stock).  The preferred stock was convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock.  It paid $1,006,000 and $0 in cash dividends during the year ended December 31, 2009 and 2008, respectively.

On August 10, 2009, to facilitate the anticipated public offering of its common stock, the Company and Mr. Kiphart agreed to convert his Series A-1 preferred stock into 3,777,705 shares of the Company’s common stock.  Following this conversion there were no shares of Series A-1 Preferred Stock outstanding.

Note 17 — Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31	2009	2008	2007
Line of credit (Note 12)	$51	$953	$—
Note payable (Note 13)	76	67	—
Mortgage (Note 15)	19	27	44
Subordinated convertible notes (Note 14)	329	500	294
Other	73	117	5
Amortization of deferred issuance costs and debt discount (Notes 12 and 14)	1,724	1,004	592
Value of beneficial conversion (Note 14)	938	—	—
Total Interest Expense	$3,210	$2,668	$935

Note 18 — Lease Commitments

The Company leases a facility in Glendora, California from a company controlled by Dan Parke, the Company’s President and a director.  Total rent expense for this facility amounted to $130,000, $126,000 and $78,000 for 2009, 2008 and 2007, respectively.  The Company believes that the rates charged by Mr. Parke are reasonable in that they are equivalent to rates charged to other unaffiliated third parties in the building.  The Company also leases offices in California, Florida, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah and Washington from unrelated third parties on which it paid a total of $708,000, $630,000 and $236,000 during 2009, 2008 and 2007, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

Future minimum rentals to be paid by the Company as of December 31, 2009 are as follows:

Year ending December 31,	Related Party	Unrelated Party	Total
2010	$159,000	$821,000	$980,000
2011	164,000	510,000	674,000
2012	169,000	368,000	537,000
2013	—	169,000	169,000
2014	—	135,000	135,000
2015	—	141,000	141,000
2016	—	138,000	138,000
2017	—	15,000	15,000
Total	$492,000	$2,297,000	$2,789,000

Note 19 — Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Year ended December 31	2009	2008	2007
Deferred
Federal	$(6,481)	$(4,432)	$(3,866)
State	(952)	(652)	(569)
Change in valuation allowance	6,399	5,084	4,435
Benefit for income taxes	$(1,034)	$—	$—

Significant components of the Company’s deferred tax asset are as follows (in thousands):

December 31	2009	2008
Deferred tax asset consisting principally of net operating losses	$37,261	$31,630
Deferred tax liabilities, principally related to non-deductible identifiable intangible assets	(661)	(2,463)
Less valuation allowance	(36,600)	(30,201)
Total net deferred tax liability	$—	$(1,034)

The Company has recorded a valuation allowance equaling the deferred tax asset due to the uncertainty of its realization in the future.  At December 31, 2009, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $88 million, which expire in the years 2018 through 2029.  Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in our history, we believe utilization of our net operating loss carryfowards will be significantly limited under certain circumstances.  Based on an analysis of ownership changes prior to 2008, approximately $10.9 million of our net operating losses will expire

Lime Energy Co.

Notes to Consolidated Financial Statements

unused due to Section 382 limitations.  The Company is currently in the process of reviewing the 2008 and 2009 ownership changes to determine if these transactions will result in further Section 382 limitations of the Company’s net operating losses.

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows (in thousands):

Year ended December 31,	2009	2008	2007

Income tax (benefit) at federal statutory rate	$(6,481)	$(4,431)	$(5,288)

State taxes (net of federal tax benefit)	(952)	(653)	(569)

Non-deductible goodwill impairment	—	—	1,422

Increase in valuation allowance	6,399	5,084	4,435

Income tax expense (benefit)	$(1,034)	$—	$—

The Company has recorded a valuation allowance of $36.6 million due to the uncertainty of future utilization of the deferred tax assets.  In assessing the adequacy of the valuation allowance, the Company determined that there existed a deferred tax liability related to an indefinite-lived intangible, for which the expected reversal was indeterminate. Due to uncertainty of whether this deferred tax liability would reverse prior to expiration of the net operating losses and other deferred tax assets, this liability was not  been netted against the Company’s deferred tax assets, resulting in a net deferred tax liability of approximately $1 million as of December 31, 2008.  During 2009, the Company wrote-off the value of this indefinite-lived intangible, and reduced the value of this deferred tax liability to $0.

Note 20 — Commitments and Contingencies

a)              The Company entered into employment agreements with certain executive officers expiring in 2011.  Total future commitments under these agreements are as follows (in thousands):

Year ending December 31,
2010	$1,050
2011	104
Total	$1,154

The company also occasionally enters into employment contracts with other, non-executive employees.

b)             The Company is involved in certain litigation in the normal course of its business. Management intends to vigorously defend these cases.  In February 2009, a complaint captioned Byron Gonzales v. Lime Energy Co. and Parke Industries, LLC was filed against the Company in San Francisco Superior Court.  The complaint, as amended in March 2009, alleges that the Company failed to pay regular and overtime wages and to reimburse for necessary business expenditures such as tools.  These claims are asserted on behalf of Mr. Gonzales and a putative class of electrical installers and foreman employed by the Company in California.  The Company considered the litigation to be immaterial because of the scope of the claims and the defenses available to it.  During litigation in March 2010, plaintiffs indicated an intent to allege additional claims pertaining to a purported denial of meal periods.  While the Company vigorously denies the allegations, rather than engage in protracted litigation and incur substantial legal expenses and management time, it agreed with the plaintiff to settle all class claims for $300,000, from which will be paid class counsel’s fees and costs. The settlement is subject to court approval and, if granted, expiration of the appeal period for objections.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 21 - The June 2006 PIPE Transaction

On June 29, 2006, the Company entered into a securities purchase agreement with a group of 17 investors (the “PIPE Investors”) pursuant to which it issued to such purchasers an aggregate of 2,553,571 shares of its common stock at a price of $7.00 per share for total gross proceeds of $17,875,000 (the “PIPE Transaction”).   A provision of the transaction documents required the Company to file and have declared effective by November 3, 2006, a registration statement registering the shares issued as part of the PIPE Transaction.  To the extent that it failed to have the registration statement declared effective by this date, the Company was required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors.  Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the 2006 reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007.  All of the investors in the PIPE Transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty.  Penalties totaling $614,000 were satisfied through the issuance of 87,673 shares of common stock in early 2007.

Note 22 — The November 2008 PIPE Transaction

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 23 — Equity Transactions

2007 Transactions

a)              In January 2007, pursuant to the Directors’ Option Plan the Company granted options to certain outside directors with an exercise price of $6.30 per share, which was the market price on the date of issuance.  Warrants held by 12 investors, including Messrs. Asplund and Kiphart, contained anti-dilution provisions that automatically adjust the exercise price on the warrants to the issuance price of any security convertible into the Company’s common stock if the price of the newly issued security is less than the exercise price on the holder’s warrant.  Prior to granting of the director options, the exercise price on these warrants was $7.00 per share.  The grant of the director options caused the exercise price on these warrants to automatically be reduced to $6.30 per share.  Utilizing a modified Black-Scholes option pricing model, the Company determined that the increase in value of these warrants that resulted from this adjustment was $19,000, which the Company recorded as an expense in January 2007.  The Company used the following assumptions when determining the change in value of these warrants: risk free rate of 5.026%; expected volatility of between 73.5% and 127.7% expected dividend of $0; and expected lives of between 0.5 years and 1.7 years.

b)             During January 2007, the Company issued consultants warrants with terms of between two and three years to purchase 38,571 shares of its common stock at prices of $7.00 to $7.56 per share as partial consideration for services provided the Company.  These warrants were valued at $162,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 5.129%; expected volatility of 88.9%; expected dividend of $0; and expected life of two to three years.  The value of the warrants was charged to operations during 2007.

c)              A provision of the June 2006 PIPE transaction required the Company to file and have declared effective by no later than November 3, 2006, a registration statement registering the shares issued as part of the transaction.  To the extent that it failed to have the registration statement declared effective by this date, it was required to pay penalties to the PIPE investors at the rate of 1% per month of the purchase price paid by the investors.  Largely as a result of the questions regarding the need to amend its Certificate of Incorporation to effect the 2006 reverse split of its stock, the Company was not able to have the registration statement declared effective until February 14, 2007.  All of the investors in the PIPE transaction agreed to accept shares of the Company’s common stock as payment of this registration penalty.  These penalties, totaling $614,000, were satisfied through the issuance of 87,673 shares of common stock in January and February 2007.

d)         On February 23, 2007, the Company commenced a rights offering to stockholders in which it distributed to each holder of record as of February 23, 2007 (other than the former Series E Preferred stockholders and Daniel Parke, who waived their rights to participate), non-transferable subscription rights to purchase shares of the Company’s common stock at $7.00 per share.  Stockholders that participated in the rights offering were also able to subscribe for any shares that were not purchased by other stockholders pursuant to their subscription rights.  The rights offering closed on March 30, 2007 and raised $2,797,000 (net of issuance costs of $203,000) through the issuance of 428,519 shares of common stock to 260 of the Company’s existing stockholders.  The Company received the proceeds from the offering and issued the common stock to the participants during the first week of April 2007.

e)              In connection with the placement of the subordinated convertible term notes during the second quarter of 2007 the Company issued four-year warrants to eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder, to purchase 206,044 shares of its

Lime Energy Co.

Notes to Consolidated Financial Statements

common stock at $7.28 per share.  These warrants were valued at $1,137,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.  The value of the warrants was recorded as a discount to the subordinated convertible term notes and are being amortized over the life of the notes using the effective interest method.

f)                As part of the MPG acquisition, 23,735 shares of common stock were deposited in escrow for the benefit of the selling stockholders of MPG to be released over the two-year period following the April 30, 2005 purchase of MPG if it achieved certain revenue targets during the period.   During May 2007 the Company issued 2,818 shares to the former MPG stockholders which it determined it owed them pursuant to the MPG merger agreement.  These shares were valued at $8.89 per share, the market value on the date of their release, and recorded as an increase in the goodwill associated with the MPG acquisition.  The remaining 20,917 shares that were in escrow were returned to the Company and retired and became authorized but un-issued shares.

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

h)             On June 6, 2007, the Company acquired the assets and assumed certain liabilities of George Bradley Boyett dba Texas Energy Products.  The purchase consideration consisted of 28,571 shares of Lime Energy common stock and cash of $313,000.  For accounting purposes the stock was valued at $7.49 per share, the average closing price of the stock for the 20 trading days immediately prior to the closing.  Please refer to Note 4 for additional information regarding this transaction.

i)                 On August 6, 2007, the Company acquired the assets and assumed certain liabilities of Preferred Lighting, Inc. for 15,069 shares of Lime Energy common stock and cash of $410,000 (including $110,000 paid in 2008 pursuant to an earn-out based on 2007 earnings).  The company also issued five year warrants to the former owners of Preferred Lighting to purchase 21,429 shares of the Company’s common stock at $13.23 per share.  These warrants were valued at $185,000 using a modified Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.909%; expected volatility of 75.0%; expected dividend of $0; and expected life of four years. The value of the warrants were considered part of the purchase consideration.  Please refer to Note 4 for additional information regarding this transaction.

j)                 During 2007, the Company issued 7,088 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the note.

k)              During 2007 certain employees and a former director exercised options to purchase 33,005 shares of the Company’s common stock as exercise prices ranging from $6.30 to $7.14 per share.

l)                 During 2007 six investors exercised their warrants to purchase 5,001 shares of the Company’s common stock at $6.30 per share.  One of these investors elected to exercise its warrant on a cashless basis, surrendering 569 shares it would have otherwise be entitled to receive on exercise to cover the exercise price.

Lime Energy Co.

Notes to Consolidated Financial Statements

2008 Transactions

m)           During 2008, the Company issued consultants warrants with terms of between three and four years to purchase 22,143 shares of its common stock at prices of $5.00 to $9.45 per share as partial consideration for services provided the Company.  These warrants were valued at $113,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rates of 0.7% to 3.259%, expected volatility of 91.6% to 92.4%, expected dividend of $0 and expected life of three to four years.  The value of the warrants was charged to operations during 2008.

n)             During 2008, the Company issued 32,581 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

o)             During 2008, holders of certain options and warrants exercised their rights to purchase 31,786 shares of the Company’s common stock at prices between $6.30 and $7.35 per share.  Some of the warrants were exercised on a cashless basis with the holders surrendering 41,453 shares they would have otherwise been entitled to receive on exercise to cover the cost of exercise.

p)             In June 2008, the Company issued 882,725 shares of its common stock to the former stockholders of Applied Energy Management, Inc. as partial consideration for the purchase of the company.  Please refer to Note 4 for additional information regarding this transaction.

q)             In July 2008, the holder of a $150,000 demand note elected to convert the note, along with $50,000 of accrued interest, into 32,848 shares of the Company’s common stock.

r)                In November 2008 the Company issued 854,844 shares of its common stock along with three year warrants to purchase 213,713 addition shares of common stock at $4.10 per share to nine investors in exchange for $3,001,000.  The net proceeds from this offering will be used for general corporate purposes.  Please refer to Note 22 for additional information regarding this offering.

2009 Transactions

s)          In January 2009, the Company issued 933,049 shares of its common stock along with three year warrants to purchase 233,263 additional shares of common stock at $4.10 per share to seven investors in exchange for $3,275,000.  The net proceeds from this offering will be used for general corporate purposes.  Please refer to Note 22 for additional information regarding this offering.

t)                In March 2009, the Company issued 2,486,149 shares to acquire all of the outstanding shares of Advanced Biotherapy, Inc.  In connection with this transaction the Company tendered to exchange outstanding options and warrants issued by Advanced Biotherapy, Inc. for new options and warrants to purchase shares of the Company’s common stock.  Pursuant to the tender offer it issued options to purchase 213,451 shares with exercise prices between $3.29 and $196.88 per share and terms of 1 to 9.5 years, and warrants to purchase 5,421 shares with exercise prices between $46.88 and $117.36 per share and terms of between nine months and 5.75 years. Please see Note 15 for additional information regarding this transaction.

u)             In March 2009, the Company issued 63,052 shares of its common stock to the former owners of Applied Energy Management, Inc. pursuant to an earn-out provision of the agreement to acquire the company.  Please refer to Note 4 for additional information regarding this transaction.

Lime Energy Co.

Notes to Consolidated Financial Statements

v)             In August 2009, the Company issued 3,777,705 shares of common stock upon the conversion of all of the shares of its outstanding Series A-1 convertible preferred stock.  Please refer to Note 16 for additional information regarding the conversion of the Series A-1 preferred stock.

w)           The Company issued two warrants in August 2009, in connection with the establishment of the revolving bridge line of credit.  The first warrant gives the holder the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  This warrant was valued at $309,000 using a trinomial tree option pricing model using the following assumptions: risk free rate of 0.19%; expected volatility of 94.6%; expected dividend of $0; and expected life of four years.  The value of the warrant was booked to deferred financing costs.  The second warrant gave the holder the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.  The bridge line was cancelled in October 2009 at which time the second warrant terminated.  Please see Note 12 for additional information regarding the bridge line of credit.

x)               During 2009, the Company issued 851,879 shares of its common stock upon the conversion of its convertible subordinated notes.  Please refer to Note 14 for additional information regarding the conversion of the convertible subordinated notes.

y)             During 2009, the Company issued 45,400 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

z)               During 2009, the Company issued 19,063 shares of its Series A-1 preferred stock in partial satisfaction of dividends owed the holder.

aa)        In August 2009, the Company issued 2,000 shares to a consultant as partial compensation for services received.  These shares were valued at the market on the date of issuance and charged to operations during August.

bb)      In October 2009, the Company completed a public offering in which is issued 5,750,000 shares of its common stock in exchange for gross proceeds of $31,625,000, while incurring $2,344,000 of issuance costs.  The net proceeds from this offering were used to repay debt, with the remaining proceeds to be used for general corporate purposes.

cc)        During 2009, holders of certain of the Company’s options exercised their rights to purchase 19,285 shares of the Company’s common stock.  The options had exercise prices between $3.30 and $7.00.  The Company received $45,000 from the exercise of these options.  Holders of some of these options exercised them on a cashless basis, surrendering 11,202 shares they would have otherwise been entitled to receive on exercise to cover the cost of exercise.

dd)      During 2009, the Company issued 27,090 shares of its common stock to employees under its Employee Stock Purchase Plan in exchange $91,000. The proceeds will be used for general corporate purposes.

Lime Energy Co.

Notes to Consolidated Financial Statements

ee)        The Company had outstanding warrants to purchase 827,728 and 551,425 shares of its common stock as of December 31, 2009 and 2008, respectively, at an exercise price of between $4.10 per share and $688.80 per share.  These warrants can be exercised at any time prior to their expiration dates which range between January 2010 and May 2015.  The following table summarizes information about warrants outstanding as of December 31, 2009:

	Warrants Outstanding
Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$4.10 - $5.00	456,976	1.9 years	$4.11
$5.01 - $7.00	75,000	3.6 years	6.40
$7.01 - $10.00	244,616	1.3 years	7.42
$10.01 – $15.00	21,429	2.6 years	13.23
$15.01 - $100.0	5,421	0.1 years	70.59
$100.01 – $688.80	24,286	2.4 years	123.38

	827,728	1.9 years	$9.47

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

As of December 31, 2009, there were approximately 170 employees of the Company eligible to participate in the 2008 Plan, and 560,080 shares of common stock reserved under the 2008 Plan.

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

During 2009, certain directors, officers and key employees of the Company were granted options to acquire 105,001 shares of common stock at exercise prices ranging from $3.70 to $8.30 per share.  These options vest over periods through December 2012.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

As part of the acquisition of Advanced Biotherapy, Inc. (“ADVB”) the Company agreed to exchange existing ADVB options for options to purchase the number of shares of its stock each holder would have received had he or she exercised the option in full prior to the acquisition, with the same aggregate price and expiration date.  ADVB option holders have until May 5, 2009 to accept the Company’s exchange offer.  The Company had issued options to acquire 213,451 shares of its stock to former holders of ADVB options with an average exercise price of $4.86 per share and average term of 5.4 years.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2009:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2006	1,529,563	$6.72 - $1,363.95	$33.25

Granted	701,723	$6.30 - $13.30	$10.58
Exercised	(35,086)	$6.30 - $7.14	$7.05
Forfeited	(25,852)	$6.30 - $247.80	$31.55

Outstanding at December 31, 2007	2,170,348	$6.30 - $1,363.95	$23.31

Granted	516,424	$3.50 - $11.69	$5.11
Exercised	(13,414)	$7.14 - $7.35	$7.18
Forfeited	(184,701)	$6.13 - $183.75	$36.94

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Granted	105,001	$3.70 - $8.30	$4.82
Exercised	(30,487)	$3.66 - $7.00	$4.03
Forfeited	(205,654)	$3.50 - $813.75	$97.56
ADVB tender offer	213,451	$3.29 - $196.88	$4.86
Tendered for exchange	(238,697)	$8.26 - $215.25	$18.76
Replacements issued for tendered	109,073	$3.66	$3.66

Outstanding at December 31, 2009	2,441,344	$3.29 - $1,363.95	$9.66

Options exercisable at December 31, 2009	1,938,527	$3.29 – 1,363.95	$10.61
Options exercisable at December 31, 2008	1,618,415	$6.30 – 1,363.95	$24.55

Options exercisable at December 31, 2007	1,095,512	$6.30-$1,363.95	$36.86

Lime Energy Co.

Notes to Consolidated Financial Statements

The intrinsic value of options exercised was $96,000, $96,000 and $193,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company historically used a modified Black-Scholes option pricing model to value its employee options, but beginning October 1, 2008 it began using an Enhanced Hull-White Trinomial model. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the modified Black-Scholes option pricing model and Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Year ended December 31,	2009	2008	2007

Weighted average fair value per options granted	$2.33	$3.75	$8.12

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.12%	1.44%	4.06%
Expected stock price volatility	83%	86%	88%
Expected dividend payout	—	—	—
Expected option life (years) (1)	5.6	5.8	6.1
Expected turn-over rate (2)	8.46%	5.78%	—
Expected exercise multiple (2)	2.2	2.2	—

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company recognized $1,719,000, $3,784,000 and $3,727,000 of share based compensation expense related to stock options during 2009, 2008 and 2007, respectively.  The following table summarizes the expense for these years:

	2009			2008			2007
	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total	Cost of Sales	SG&A	Total

Energy efficiency services	$98	$677	$775	$184	$1,250	$1,434	$130	$592	$722

Corporate overhead	—	944	944	—	2,253	2,253	—	2,461	2,461

Total continuing operations	98	1,621	1,719	184	3,503	3,687	130	3,053	3,183

Discontinued operations	—	—	—	—	97	97	—	544	544

Total	$98	$1,621	$1,719	$184	$3,600	$3,784	$130	$3,597	$3,727

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$3.29 - $4.00	651,217	7.2 years	$3.48	372,215	$3.43
$4.01 - $6.00	57,001	9.3 years	4.80	17,860	4.65
$6.01 - $8.00	1,332,764	6.8 years	7.07	1,271,098	7.03
$8.01 - $10.00	20,969	8.2 years	9.11	15,337	9.15
$10.01 - $20.00	359,035	7.8 years	11.15	241,659	11.15
$20.01-$1,363.95	20,358	1.5 years	364,99	20,358	364.99

	2,441,344	7.2 years	$9.66	1,938,527	$10.61

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2009 of $4.65 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 was $613,000. The aggregate intrinsic value of the exercisable options as of December 31, 2009 was $367,000. These amounts will change based on changes in the fair market value of the Company’s common stock.

Lime Energy Co.

Notes to Consolidated Financial Statements

As of December 31, 2009, $775,000 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized over a weighted-average period of 1.2 years, as follows:

Year ending December 31,
2010	$696,000
2011	75,000
2012	4,000
Total	$775,000

Note 26 - Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan during the first quarter of 2009, with the first offering period commencing on March 1, 2009 and ending on May 31, 2009.  Subsequent offering periods have terms of six months and the Plan will terminate when all of the 300,000 shares authorized under the plan are purchased, or November 30, 2011, whichever is earlier.  A total of 27,090 shares of the Company’s common stock were purchased under the Employee Stock Purchase Plan during 2009 and 272,910 shares remain available as of December 31, 2009 for issuance under the 2008 Purchase Plan. The Company recorded compensation expense related to the Employee Stock Purchase Plan of $84,000 for the twelve month period ended December 31, 2009.  As of December 31, 2009 there was approximately $45,000 of unrecognized compensation cost related to the Employee Stock Purchase Plan which is expected to be recognized over a 11 month period.

Note 27 — Related Parties

On August 10, 2009, the Company and Mr. Kiphart entered into a $2 million revolving bridge line to meet any potential liquidity needs the Company might have prior to the completion of its follow-on public offering of common stock.  The Company issued Mr. Kiphart two warrants in connection with the issuance of the revolving bridge line of credit.  The first warrant gives Mr. Kiphart the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  The second warrant gave Mr. Kiphart the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.  The Company completed its follow-on offering of common stock in September 2009 and terminated the bridge line on October 2, 2009.  The line was never utilized.  Upon termination, it paid Mr. Kiphart a $70,000 termination fee and terminated the warrant to purchase 62,500 shares of its common stock.  Please refer to Note 12 for additional information regarding this transaction.

As is more fully described in Note 5 above, in March 2009, the Company acquired all of the outstanding shares of Advanced Biotherapy, Inc., a company in which Mr. Kiphart, the Company’s Chairman and largest individual stockholder, owned approximately 80% of the common stock and served as the chairman of its board of directors.  Mr. David Valentine, one of the Company’s directors, was also a director and stockholder of Advanced Biotherapy.

On January 30, 2009, the Company closed on tranche B of the Subscription Agreements dated November 13, 2008 between the Company and seven investors affiliated with the Company.  The investors in this private transaction included Richard Kiphart, the Company’s Chairman, David Asplund, the Company’s Chief Executive Officer, Daniel Parke, the Company’s President, Jeffrey Mistarz, the

Lime Energy Co.

Notes to Consolidated Financial Statements

Company’s Chief Financial Officer, and Gregory Barnum and David Valentine, members of the Company’s Board of Directors.  For additional information regarding this transaction please refer to Note 22 above.

As is more fully described in Notes 12 and 16 above, in March 2008, the Company entered into a revolving credit note with Advanced Biotherapy, Inc. and Richard Kiphart.  This note was subsequently amended on June 10, 2008, August 14, 2008 and October 31, 2008 to increase the size of the note to $19 million.  On November 14, 2008, Mr. Kiphart converted his $14.5 million note and accrued interest into 358,710 shares of Series A-1 preferred stock.  On August 10, 2009, Mr. Kiphart converted all of his shares of Series A-1 Convertible Preferred Stock into 3,777,705 shares of common stock.

On July 11, 2008, the Company entered into an agreement with Richard Kiphart, whereby Mr. Kiphart agreed to cause the issuance of certain letters of credit in an amount not to exceed $10 million, to support the issuance of surety bonds required under certain customer contracts.  The obligation to continue to provide support for new letters of credit continued until the earlier of July 10, 2009 or the date on which the Company completes an offering of at least $20 million.  The Company has agreed to pay Mr. Kiphart a fee equal to 3-5/8% per annum on the average outstanding balance on letters of credit, or $300,000, whichever is greater.  In addition, the Company has agreed to indemnify Mr. Kiphart for any claims under the letters of credit.  As of December 31, 2009 there were approximately $7.3 million outstanding on letters of credit supported by Mr. Kiphart.  All of these outstanding letters of credit are scheduled to expire during 2010.

As is more fully described in Note 14, during the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes.  Mr. Kiphart converted his $3.1 million of Convertible Subordinated Notes into 484,375 shares of common stock on August 10, 2009.

During 2007 the Company retained Corporate Resource Development, a company owned by William Carey, one of the Company’s directors, to provide sales and marketing consulting services and training.  It paid CRD a total of $53,000 for its services.

In January 2007, the Company also entered into an agreement with Mr. Carey to provide it with sales and marketing leads and introductions.  In exchange for these services the Company agreed to pay Mr. Carey a commission of 1.5% on any sale that closed as a result of his work and granted him a warrant to purchase 21,429 shares of its stock at $7.56 per share and a term of three years.  As of December 31, 2009, no commission had been paid pursuant to this agreement.

As part of the acquisition of Parke P.A.N.D.A. Corporation in June 2006, the Company assumed Parke P.A.N.D.A.’s existing office lease for space in a building in Glendora California owned by a company controlled by Daniel Parke who was one of the Company’s directors at the time of the acquisition.  Mr. Parke remained a director following the acquisition and also assumed the position of the Company’s President.  The Company believes that the terms of the lease are fair as they are comparable to the terms of leases with other third party tenants located in the building.  See Note 18 for additional information regarding this lease.

Certain other related party transactions are disclosed in Notes 13 and 18.

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

Note 28 — Business Segment Information

The Company has historically segregated its results into three distinct reporting segments: the Energy Efficiency Services segment; the Energy Technology segment; and the Financial Services segment.  As a result of the sale of the Energy Technology segment, it has reported their operating results as discontinued operations.  The Financial Services segment, which was established in late 2007 to enable the Company’s commercial and industrial customers to pay for service provided by the Energy Efficiency Services segment has not reached the scale the Company had hoped it would when it was created.  Since the Financial Services segment exists exclusively in support of the Energy Efficiency Services segment and does not represent a material portion of the Company’s revenue or assets, management views the Financial Services segment to be part of the Energy Efficiency Services segment, therefore all of its operations are part of one operating segment.

Note 29 — Selected Quarterly Financial Data (unaudited)

The following represents the Company’s unaudited quarterly results for fiscal 2009 and fiscal 2008. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data are presented in thousands.

Lime Energy Co.

Notes to Consolidated Financial Statements

	Fiscal 2009 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$13,725	$15,795	$21,003	$20,279	$70,802
Gross profit	2,805	2,842	4,479	3,484	13,610
Loss from continuing operations	(3,216)	(3,417)	(3,495)	(7,148)	(17,276)
Loss from discontinued operations	(392)	(637)	(396)	(361)	(1,786)
Net loss	(3,608)	(4,054)	(3,891)	(6,475)	(18,028)
Preferred dividends	(556)	(646)	(297)	—	(1,499)
Net loss available to common shareholders	(4,164)	(4,700)	(4,188)	(6,475)	(19,527)
Basic and Diluted Loss Per Common Share From:
Continuing operations	$(0.34)	$(0.31)	$(0.24)	$(0.26)	$(1.12)
Discontinued operations	(0.04)	(0.05)	(0.02)	(0.02)	(0.11)
Basic and Diluted Loss Per Common Share	$(0.38)	$(0.36)	$(0.26)	$(0.28)	$(1.23)
Weighted averages shares	11,018	13,070	15,956	23,504	15,893

	Fiscal 2008 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$2,247	$6,378	$17,709	$28,641	$54,975
Gross profit	34	903	4,321	6,436	11,694
Loss from continuing operations	(3,403)	(3,724)	(2,721)	(707)	(10,555)
Loss from discontinued operations	(830)	(806)	(418)	(426)	(2,480)
Net loss	(4,233)	(4,530)	(3,139)	(1,133)	(13,035)
Preferred dividends	—	—	—	(288)	(288)
Net loss available to common shareholders	(4,233)	(4,530)	(3,139)	(1,421)	(13,323)
Basic and Diluted Loss Per Common Share From:
Continuing operations	$(0.44)	$(0.47)	$(0.31)	$(0.11)	$(1.29)
Discontinued operations	(0.11)	(0.10)	(0.05)	(0.05)	(0.30)
Basic and Diluted Loss Per Common Share	$(0.55)	$(0.57)	$(0.36)	$(0.16)	$(1.59)
Weighted averages shares	7,732	7,953	8,684	9,146	8,382

LIME ENERGY CO.

Schedule II — Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of period	Additions/ (recoveries) charged to costs and expenses	Deductions Amounts written-off	Other adjustments	Balance at end of period

Allowance for doubtful accounts:

Year ended December 31, 2007	$366	$126	$(341)	$—	$151

Year ended December 31, 2008	$151	$128	$(502)	$386	$163

Year ended December 31, 2009	$163	$304	$(145)	$—	$322

Other adjustment in 2008 resulted from the acquisition of Applied Energy Management, Inc.

	Balance at beginning of period	Additions/ (recoveries) charged to costs and expenses	Deductions Amounts written-off	Other adjustments	Balance at end of period

Reserve for obsolete inventory:

Year ended December 31, 2007	$597	$—	$(597)	$2	$2

Year ended December 31, 2008	$2	$—	$—	$—	$2

Year ended December 31, 2009	$2	$—	$(2)	$—	$—

Other adjustment of $2,000 in 2007 resulted from the acquisition of Texas Energy Products, Inc.