Form 10-Q
period 2010-03-31
LIME ENERGY CO.
filed 2010-05-13
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

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

23,597,661 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 12, 2010.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2010

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2010	December 31,
	(unaudited)	2009 (1)

Assets

Current assets
Cash and cash equivalents	$20,345	$22,870
Restricted cash	1,000	500
Accounts receivable, net	16,340	19,330
Inventories	305	230
Costs and estimated earnings in excess of billings on uncompleted contracts	5,210	5,532
Prepaid expenses and other	985	752
Total Current Assets	44,185	49,214

Net Property and Equipment	1,902	1,917

Long Term Receivables	441	545
Intangibles, net	3,220	3,382
Goodwill	18,627	18,627

	$68,375	$73,685

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2010	December 31,
	(unaudited)	2009 (1)

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$185	$187
Accounts payable	6,086	8,424
Accrued expenses	5,923	4,892
Billings in excess of costs and estimated earnings on uncompleted contracts	981	634
Customer deposits	802	799
Total Current Liabilities	13,977	14,936

Long-Term Debt, less current maturities	514	544

Total Liabilities	14,491	15,480

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized 23,597,591 and 23,510,622 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	182,040	181,665
Accumulated deficit	(128,158)	(123,462)

Total Stockholders’ Equity	53,884	58,205

	$68,375	$73,685

See accompanying notes to condensed consolidated financial statements

(1)                               Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months
	Ended March 31,
	2010	2009

Revenue	$11,813	$13,725

Cost of sales	9,953	10,920

Gross Profit	1,860	2,805

Selling, general and administrative	6,433	5,233
Amortization of intangibles	163	345

Operating Loss	(4,736)	(2,773)

Other Income (Expense)
Interest income	50	33
Interest expense	(10)	(476)

Total other income (expense)	40	(443)

Loss from continuing operations before discontinued operations	(4,696)	(3,216)

Discontinued Operations:
Loss from operation of discontinued business	—	(392)

Net Loss	(4,696)	(3,608)

Preferred Stock Dividends	—	(556)

Net Loss Available to Common Stockholders	$(4,696)	$(4,164)

Basic and diluted loss per common share from Continuing operations	$(0.20)	$(0.34)

Discontinued operations	—	(0.04)

Basic and Diluted Loss Per Common Share	$(0.20)	$(0.38)

Weighted Average Common Shares Outstanding (in thousands)	23,592	11,018

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2009	23,511	$2	181,665	$(123,462)	$58,205

Share based compensation	—	—	375	—	375

Shares issued for benefit plans and option exercises	87	—	—	—	—

Net loss for the three months ended March 31, 2010	—	—	—	(4,696)	(4,696)

Balance, March 31, 2010	23,598	$2	182,040	$(128,158)	$53,884

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Three Months Ended March 31,	2010	2009

Cash Flows from Operating Activities
Net Loss	$(4,696)	$(3,608)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired (Recovery of) provision for bad debts	(18)	46
Share based compensation	375	474
Preferred stock dividends	—	(173)
Depreciation and amortization	281	603
Amortization of deferred financing costs	—	1
Amortization of issuance discount	—	246
Accrued dividend satisfied through the issuance of preferred stock	—	115
Accrued interest satisfied through the issuance of common stock	—	63
PIK notes issued for interest	—	21
Loss on disposition of fixed assets	7	—
Changes in assets and liabilities
Accounts receivable	3,112	7,450
Inventories	(75)	37
Costs and estimated earnings in excess of billings on uncompleted contracts	322	690
Prepaid expenses and other	(233)	394
Accounts payable	(2,338)	(7,376)
Accrued expenses	1,031	(775)
Billings in excess of costs and estimated earnings on uncompleted contracts	347	(83)
Deferred revenue	—	(19)
Customer deposits	3	(381)

Net cash used in operating activities	(1,882)	(2,275)

Cash Flows From Investing Activities
Acquisition costs, net of cash acquired	—	(614)
Proceeds from sale of fixed assets	5	11
Purchase of property and equipment	(116)	(32)
Increase in Restricted cash	(500)	—

Net cash used in investing activities	(611)	(635)

Cash Flows From Financing Activities
Net (payments) advances on line of credit	—	(1,850)
Payments of long-term debt	(32)	(57)
Proceeds from issuance of common stock	—	10,676
Costs related to stock issuances	—	(770)

Net cash (used in) provided by financing activities	(32)	7,999

Net (Decrease) Increase in Cash and Cash Equivalents	(2,525)	5,089

Cash and Cash Equivalents, at beginning of period	22,870	3,734

Cash and Cash Equivalents, at end of period	$20,345	$8,823

See accompanying notes to condensed consolidated financial statements.

As of March 31,		2010	2009

Supplemental Disclosure of Cash Flow Information (in thousands)

Cash paid during the period for interest:
-	Continuing operations	$10	$167
-	Discontinued operations	—	1

Interest obligation satisfied through the issuance of common stock		—	63

Accrued earn-out satisfied through the issuance of common stock		—	293

Satisfaction of accrued dividends through the issuance of 2,810 shares of Series A-1 preferred stock		—	115

Extinguishment of line of credit		—	21

Issuance of line of credit note in satisfaction of interest payable		—	21

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2009.

The Company disposed of the assets of its Maximum Performance Group, Inc. (“MPG”) subsidiary on August 10, 2009 and has reported the operating results for this business as discontinued operations.  Please see Note 4 for additional information regarding the discontinued operations.

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the Plan”). All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gives employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).

The Company accounts for employee share based awards in accordance with Accounting Standards Codification (ASC) 718. This pronouncement requires companies to measure the cost of employee service received in exchange for a share based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s total share-based compensation expense:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Cost of			Cost of		Discontinued
	Sales	SG&A	Total	Sales	SG&A	Operations	Total

Stock options	$5	$300	$305	$34	$427	$6	$467

Restricted stock	—	55	55	—	—	—	—

ESPP	—	15	15	—	13	—	13

	$5	$370	$375	$34	$440	$6	$480

The Company uses an Enhanced Hull-White Trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended
	March 31,
	2010	2009

Weighted average fair-value per option granted	$2.06	$2.26

Significant assumptions (weighted average):
Risk-free rate	0.07%	0.10%
Dividend yield	0.00%	0.00%
Expected volatility	83.4%	84.7%
Expected life (years) (1)	5.9	4.6
Expected turn-over rate	8.90%	10.40%
Expected exercise multiple	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of March 31, 2010 and changes during the three months then ended are presented below:

			Weighted
		Exercise Price Per	Average Exercise
	Shares	Share	Price

Outstanding at December 31, 2009	2,441,344	$3.29 - $1,363.95	$9.66

Granted	301,638	$4.42 - $4.96	$4.43
Exercised	(15,061)	$3.29 - $3.30	$3.30
Forfeited	(28,129)	$3.50 - $945.00	$80.60

Outstanding at March 31, 2010	2,699,792	$3.30 - $1,363.95	$8.37

Options exercisable at March 31, 2010	1,959,761	$3.30 - $1,363.95	$9.48

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable at	Weighted
	at March 31,	Contractual	Average	March 31,	Average
Exercise Price	2010	Life	Exercise Price	2010	Exercise Price

$3.30 - $4.00	630,642	7.4 years	$3.48	356,450	$3.44
$4.01 - $6.00	358,639	9.6 years	$4.49	67,861	$4.73
$6.01 - $8.00	1,317,764	6.5 years	$7.07	1,261,098	$7.03
$8.01 - $10.00	19,569	8.0 years	$9.15	17,836	$9.20
$10.01 - $20.00	357,131	7.5 years	$11.15	240,469	$11.15
$20.01 - $1,363.95	16,047	1.6 years	$331.48	16,047	$331.48

$3.30 - $1,363.95	2,699,792	7.3 years	$8.37	1,959,761	$9.48

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2010 of $4.55 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010 was approximately $712,000. The aggregate intrinsic value of exercisable options as of March 31, 2010 was approximately $398,000.  These amounts will change based on changes in the fair market value of the Company’s common stock.

As of March 31, 2010, there was approximately $1.0 million of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.0 year and unrecognized cost of $305,000 related to restricted stock which will be recognized over a weighted-average period of 11.4 months.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Acquisition of Advanced Biotherapy, Inc.

On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by certain stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008.  The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity.  Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash and a revolving credit note issued by the Company that had an outstanding balance of $42,000 and accrued interest payable of $28,000.  Upon the closing of the transaction the Company has cancelled the revolving credit note and discontinued the operations of ADVB.

ADVB had no revenue generating operations and did not have employees capable of developing a product that would be considered a business. Therefore the Company did not consider ADVB a business as defined by Regulation S-X, Rule 11-01(d) or by generally accepted accounting principles. Consequently, the merger was not accounted for as a business combination under the guidance of ASC 805, Business Combinations.  The substance of the ADVB acquisition includes two distinct events. First, as a result of the transaction, the Company has settled the amounts due to ADVB under its revolving credit note (see Note 7).  In addition, the Company received approximately $7.4 million of cash in exchange for the shares of common stock it issued in connection with the ADVB acquisition. As a result of the merger, the Company eliminated any debt due to ADVB, recorded the assets acquired (consisting primarily of cash and cash equivalents) at fair value and credited equity for the value of its common shares issued in connection with the ADVB acquisition.

Note 4 — Discontinued Operations

On August 10, 2009, the Company sold its Energy Technology business.  During the quarter ended June 30, 2009, in anticipation of the sale of the Energy Technology business, the Company reduced the carrying value of the related assets to their expected fair value, incurring an impairment loss of $503,000.  The Company has reported the operating results of this business for the three month period ended March 31, 2009 as discontinued operations in the accompanying financial statements.

Note 5 — Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 810, “Amendment to FASB Interpretation No. 46(R)” to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2010 fiscal year. The adoption of this statement is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

ASC 605-25—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 820—In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 815—In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives” to address questions that have been raised in practice about the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 815-15-15-9 of ASC 815, “Derivatives and Hedging”.  The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. This guidance is effective on July 1, 2010 for the Company.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 6 — Net Loss Per Share

The Company computes loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options, warrants or shares issuable upon

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2010 and 2009 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended
	March 31,
	2010	2009

Weighted average shares issuable upon exercise of outstanding options	2,709,782	2,524,669

Weighted average shares issuable upon exercise of outstanding warrants	807,696	707,118

Weighted average shares issuable upon conversion of convertible debt (1)	—	714,286

Total	3,517,478	3,946,073

(1) All of the convertible debt was converted to common shares during the 3rd quarter of 2009.

Note 7 — Revolving Line of Credit

On March 12, 2008, the Company entered into a revolving line of credit note with Advanced Biotherapy, Inc. (“ADVB”) and Richard Kiphart, the Company’s Chairman and largest individual investor.  On November 14, 2008, Mr. Kiphart agreed to convert his note into shares of the Company’s Series A-1 preferred stock.  On November 18, 2008, the Company entered an agreement to acquire 90.8% of the shares of ADVB and it completed a short-form merger on March 3, 2009, whereby it merged ADVB with a newly created acquisition subsidiary.  Following the merger it canceled the outstanding balance of $42,000 and accrued interest of $28,000 on the ADVB line of credit.

Note 8 — Subordinated Convertible Term Notes

During the second quarter of 2007, eight investors, including Richard Kiphart, the Company’s Chairman and largest individual stockholder (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes (the “Term Notes”).  Before the conversion discussed below, the Term Notes were to mature on May 31, 2010, and accrued interest at the rate of 10% per year.  Interest was payable quarterly, 50% in cash and 50% in shares of the Company’s common stock valued at the market price of the Company’s common stock on the interest due date.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Term Notes which was then amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $246,000 was included in interest expense during the three-month period ended March 31, 2009.

In addition, the Company incurred costs of $9,000 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of the deferred issuance costs of $1,000 was included in interest expense during the three-month period ended March 31, 2009.

On August 10, 2009, the Company and Mr. Kiphart agreed to convert his Term Notes, totaling $3.1 million, into 484,375 shares of the Company’s common stock at the prior day’s closing market price of $6.40 per share.  Also on August 10, 2009, the holders of the remaining Term Notes all elected to convert their notes into common stock upon the closing of the then pending underwritten public offering at the lower of the offering price less the underwriters’ discount and the stated conversion price of the notes of $7.00 per share.  The public follow-on offering closed on September 25, 2009, at which time the $1.9 million in Term Notes were converted into 367,504 shares of common stock.

Note 9 — The November 2008 PIPE Transaction

On November 13, 2008, the Company entered into Subscription Agreements with 15 investors to sell 1,787,893 units, each comprised of one share of the Company’s common stock and a warrant to purchase an additional quarter share of common stock (the “Units”).  The sale price was $3.51 per Unit, which was equal to 75% of the volume-weighted average price of the Company’s stock for the ten days prior to closing.  The warrants allow holders to purchase a share of common stock for $4.10 per share, which was the closing price of the Company’s common stock on the day prior to the closing, and the warrants are exercisable any time after May 13, 2009 and before November 13, 2011.  The total gross proceeds raised in the offering were $6,275,500.

The private offering closed in two tranches: tranche A, which was comprised of unaffiliated investors; and tranche B which was comprised of affiliated investors, primarily executive officers and directors of the Company.  The Company raised $3,000,500 in tranche A, which closed on November 13, 2008 and

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

$3,275,000 in tranche B, which closed on January 30, 2009. The issuance of the Units sold in tranche B required approval by holders of a majority of the Company’s outstanding voting stock pursuant to the NASDAQ Marketplace Rules.  The Company received the written consent in lieu of a meeting of stockholders from the holders of shares representing 58.7% of the total outstanding shares of its common stock on November 13, 2008, which was sufficient under the Delaware General Corporation Law, the Company’s By-Laws and the NASDAQ Marketplace Rules to approve the transaction.

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

Note 10 — Preferred Stock

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

Note 11 — Business Segment Information

The Company is made up of 17 separate companies, but with the sale of the Energy Technology business in August 2009, all of the remaining businesses operate in the same business segment, the Energy Efficiency Services segment.

Note 12 — Other Equity Issuances

(a)          During the first quarter of 2010, holders of options to purchase 15,061 shares of the Company’s common stock exercised their options on a cashless basis, exchanging 9,626 shares they were entitled to purchase pursuant to the options to satisfy the exercise price, receiving 5,435 shares in exchange.

(b)         During the first quarter of 2010 the Company issued 81,494 shares of restricted stock to its executive officers.  These shares vest ratably on December 31, 2010, 2011 and 2012 if the executive is still employed by the Company on the vesting date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2010 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a leading provider of integrated energy engineering, consulting and implementation solutions specializing in improving the energy efficiency of our clients’ facilities, reducing their operating costs and carbon emissions.  We operate in three specific markets: the commercial and industrial (C&I) market, the public sector market and the utility market.  In the C&I market we sell directly to commercial and industrial clients.  In the public sector market we work with energy service companies (“ESCOs”), but we have also recently begun to act as a prime contractor to the federal government when they do not need the services of our ESCO partners.  In the utility market we act as an energy efficiency program manager for utilities.  Our clients include commercial and industrial businesses, property owners and managers, utilities, ESCOs serving U.S. government and educational institutions, and the federal government.  We focus on deploying solutions to reduce the energy-related expenditures of our clients’ facilities and the impact of their energy use on the environment, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization and renewable project development and implementation.  We provide energy efficiency solutions across all of our clients’ facilities, ranging from high-rise office buildings to manufacturing plants, retail sites, mixed use complexes and large, government sites to small, local facilities.

We offer our clients a full range of services to address the energy efficiency needs of their facilities based on our ability to identify and deliver significant return on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs. Our turnkey services include:

•                  Energy Engineering and Consulting:  We apply our engineering expertise to analyze client’s energy consumption and operational needs and develop customized energy efficiency and renewable energy solutions.  Our energy engineering and consulting services include sustainability consulting, energy master planning, project development services, design engineering and building e-commissioning.  We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

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

We serve a wide range of commercial, industrial, utility and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly, as well as utilities for which we manage energy efficiency portfolio projects. Our public sector clients include government agencies and educational institutions, which we serve both through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector as prime contractors, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition, during the third quarter of 2009 we became one of three companies qualified to bid under the US Army Corp. of Engineers’ Facility Repair and Renewal (FRR) program.  As a result, we are now able to bid directly on federal government projects under the FRR program as a prime contractor.  We have also recently been directly awarded contracts from the US Postal Service to perform energy efficiency upgrades to their facilities in several regions throughout the country.

In August 2009 we sold the assets of our Maximum Performance Group, Inc. subsidiary, which made up our Energy Technology business segment in order to focus on our core Energy Efficiency Services business.  The Energy Technology segment, which represented approximately 4% of our 2008 revenue, offered a patented line of heating, ventilation and air conditioning and lighting controllers under the eMAC and uMAC brand names.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and products that we purchase and resell to our clients.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a couple days to a year or more to complete with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public sector markets.  We recognize the revenue on smaller, shorter term projects on a completed contract basis and on larger, longer projects we utilize the percentage of completion method for revenue recognition. All of our revenue is earned in the United States.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales for our business consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance. Gross profit depends in large part on the volume and mix of products and services that we sell during any given period. A portion of our expenses, such as the cost of certain salaried project management and engineering personnel, are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses are not expected to increase proportionately with sales. Our business is also seasonal; as such, our margins will vary with seasonal changes in our revenue due to the fixed nature of some of our costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following components:

•                                          direct labor and commission costs related to our employee sales force;

•                                          costs of our non-production management, supervisory and staff salaries and employee benefits, including the costs of share-based compensation;

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

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.), identifiable intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.), with the balance recorded as goodwill.  We amortize the value of certain intangible assets over their estimated useful lives as a non-cash expense.

Other Expense

Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs and fees associated with the mortgage on our headquarters, notes payable and various vehicle loans, and for periods prior to 2010, our subordinated convertible term notes (including amortization of the related debt discount and issuance costs) and our lines of credit. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.

Dividend Expense

Dividend expense includes dividends accrued on our Series A-1 preferred stock.  All of the Series A-1 preferred stock was converted to common stock on August 10, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated Results (in thousands):

	Three Months Ended
	March 31,		Change
	2010	2009	$	%

Revenue	$11,813	$13,725	$(1,912)	-13.9%
Cost of sales	9,953	10,920	(967)	-8.9%
Gross profit	1,860	2,805	(945)	-33.7%

Selling, general and administrative	6,433	5,233	1,200	22.9%
Amortization of intangibles	163	345	(182)	-52.8%
Operating Loss	(4,736)	(2,773)	(1,963)	70.8%

Other income (expense)	40	(443)	483	-109.0%
Loss from continuing operations	(4,696)	(3,216)	(1,480)	46.0%

Loss from discontinued operations	—	(392)	392	-100.0%
Net loss	$(4,696)	$(3,608)	$(1,088)	30.2%

Preferred stock dividends	—	(556)	556	-100.0%
Net loss available to common stockholders	$(4,696)	$(4,164)	$(532)	12.8%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2010	2009

Revenue	100.0%	100.0%
Cost of sales	84.3%	79.6%
Gross profit	15.7%	20.4%

Selling, general and administrative	54.5%	38.1%
Amortization of intangibles	1.4%	2.5%
Operating Loss	-40.1%	-20.2%

Other income (expense)	0.3%	-3.2%
Loss from continuing operations	-39.8%	-23.4%

Loss from discontinued operations	0.0%	-2.9%
Net loss	-39.8%	-26.3%

Preferred stock dividends	0.0%	-4.1%
Net loss available to common stockholders	-39.8%	-30.3%

Revenue.  Our revenue for the three months ended March 31, 2010 was $11.8 million, representing a decline of 13.9%, or $1.9 million from the $13.7 million earned during the three months ended March 31, 2009.  Revenue earned through sales to our commercial and industrial markets (“C&I”) declined approximately $1 million while revenue from our public sector markets declined approximately $2.8 million.  These declines were partially offset by revenue of $1.9 million from our entry into the utility program management market.  C&I revenue for the first quarter of 2009 benefited from several projects that carried over from a very strong fourth quarter of 2008, whereas weaker revenue during the fourth quarter of 2009 resulted in fewer projects that carried over into the first quarter of 2010, contributing to the decline in revenue when compared to the first quarter of 2009.  Revenue from our public sector business continues to be affected by stimulus-related project delays as our public sector clients postpone projects while awaiting indication of whether they will receive stimulus funds under the American Recovery and Reinvestment Act of 2009.  We expect revenue from this market to continue to be weak until the stimulus related delays are resolved, possibly in the third or fourth quarter of this year.  This decline in revenue from public sector clients is expected to be largely offset by revenue from our Utility Program Management business and FRR contract, both of which expected to continue to grow throughout the year. Total revenue for the second quarter is anticipated to match or slightly exceed the revenue earned during the second quarter of 2009.

Gross Profit.  Our gross profit for the three-month period ended March 31, 2010 declined $0.9 million or 33.7% to $1.9 million compared to $2.8 million earned during the second quarter of 2009.  Our gross profit margin for the first quarter of 2010 was 15.7% compared to 20.4% for the first quarter of 2009.  The decline in our gross profit and gross margin was the result of lower revenue and a mix of business that included a higher portion of low margin local bid work taken on by our public sector business to offset the stimulus related reduction in its government contracts.  We believe that margins should improve throughout the year as revenue from our C&I and Utility Management businesses become a larger portion of our total revenue and as the stimulus related delays of projects in our public sector starts to clear-up.

Selling, General and Administrative Expense.  Our SG&A expense for the first quarter of 2010 was $6.4 million, an increase of $1.2 million, or 22.9%, compared to the $5.2 million for the same period during 2009.  The majority of this increase was related to new initiatives, including our Utility Program Management and FRR programs, both of which were initiated during the second half of 2009.  While the FRR program did not have material first quarter revenue, both programs are expected to be significant contributors to our 2010 results.  We have taken steps to reduce the growth in our SG&A expense during the balance of the year in response to the reduced revenue resulting from stimulus related delays in our public sector markets.  While we expect our SG&A expense for the balance of the year to be higher than the levels incurred during 2009 primarily due to our new initiatives, we expect the expense to be lower on a quarterly basis than that incurred during the first quarter of this year.

Amortization of Intangibles.  Amortization expense associated with our intangible assets was $0.1 million during the first quarter of 2010, a decrease of $0.2 million from the $0.3 million recorded during the first quarter of 2009.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past three years have become fully amortized.  Absent any new acquisitions, none of which are currently planned, amortization expense for the second quarter of 2010 is expected to be $163 thousand, declining to $147 thousand during the third quarter and $117 during the fourth quarter.

Other Non-Operating (Expense) Income.  Other expense declined $483 thousand to income of $40 thousand during the first quarter of 2010 from an expense of $443 thousand during the first quarter of 2009.  Interest expense for the first quarter of 2010 was $10 thousand, a $466 thousand decline compared to the $476 thousand for the first quarter of 2009.  The components of interest expense for the three-month periods ended March 31, 2010 and 2009 are as follows:

Three months ended March 31,	2010	2009

Lines of credit	$—	$53
Note payable	—	27
Mortgage	5	4
Subordinated convertible notes	—	123
Other	5	22

Total contractual interest	$10	$229

Amortization of deferred issuance costs and debt discount	—	247

Total interest expense	$10	$476

Total contractual interest (the interest on outstanding loan balances) decreased $219 thousand during the first quarter of 2010 to $10 thousand when compared to $229 thousand incurred during the first quarter of 2009.  The decrease was the result of the repayment of the line of credit during the first quarter of 2009 and all notes payable during the third quarter of 2009, as well as the conversion of the subordinated notes to common stock during the third quarter of 2009.  Amortization expense of the deferred issuance costs and debt discount was eliminated with the conversion of the subordinated notes.

Interest income increased $17 thousand to $50 thousand during the first quarter of 2010, from $33 thousand during the first quarter of 2009.  Approximately $42 thousand of the 2010 interest income was amortization of the discount on our long-term receivables, compared to $22 thousand during the first quarter of 2009.

Discontinued Operations.  During the first quarter of 2009 we reported a $392 thousand loss from discontinued operations related to our former Energy Technology business.  We sold this business in August 2009, therefore there was no loss from discontinued operations during the 2010 period.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents (including restricted cash) of $21.3 million, compared to $23.4 million on December 31, 2009. Our debt obligations as of March 31, 2010 consisted of a mortgage of $409 thousand on our facility in Elk Grove Village Illinois and various vehicle loans totaling $290 thousand.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Three months ended March 31,	2010	2009

Net cash used in operating activities	$(1,882)	$(2,275)
Net cash used in investing activities	(611)	(635)
Net cash (used in) provided by financing activities	(32)	7,999

Net (Decrease) Increase in Cash and Cash Equivalents	$(2,525)	$5,089

Cash and Cash Equivalents, at beginning of period	22,870	3,734

Cash and Cash Equivalents, at end of period	$20,345	$8,823

Three months Ended March 31, 2010 Compared to Three months Ended March 31, 2009

Net cash declined $2.5 million during the three month period ended March 31, 2010 as compared to increasing $5.1 million during the same period in 2009.

Operating Activities

Operating activities consumed cash of $1.9 million during the three-month period ended March 31, 2010 as compared to consuming cash of $2.3 million during the same period of 2009.

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

The cash consumed by operating activities before changes in working capital increased $1.8 million to $4.0 million during the first three months of 2010 as compared to consuming $2.2 million during the first three months of 2009.  The increase in cash consumption was the result of the increase in the cash operating loss (excluding depreciation, amortization and share based compensation), partially offset by the elimination of the loss from discontinued operations.  We believe that we will see improvements in the cash consumed by operating activities before changes in working capital if our revenue and profitability improve as we believe they will during the balance of the year, such that we expect our operations will generate cash before changes in working capital during the second half of the year.

Changes in working capital generated cash of $2.0 million during the first quarter of 2010, compared to consuming $63 thousand during the first quarter of 2009.  We expect our working capital requirements to increase in future periods with increases in our sales, though we hope improvements in our receivables turnover will keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

Cash used in investing activities decreased $24 thousand to $611 thousand during the three-month period ended March 31, 2010 from $635 thousand during the same period in 2009.  During the first quarter of 2010 we posted an additional $500,000 of cash collateral to support the issuance of surety bonds. Our purchases of property and equipment increased $84 thousand to $116 thousand during the first quarter of 2010 from $32 thousand during the same period of 2009.  Most of the 2010 purchases were related to the opening of a new office to support our Utility Program Management initiative and for enhancements to our accounting system.  During the first three months of 2009 we paid $614 thousand for the AEM earn-out and costs associated with the acquisition of AEM.

Financing Activities

Financing activities consumed cash of $32 thousand during the first three months of 2010 as compared to generating $8.0 million during the first three months of 2009.  The $32 thousand consumed during the first quarter of 2010 was entirely used for scheduled principal payments on our mortgage and various vehicle loans.  During the first quarter of 2009 we closed on the acquisition of Advanced Biotherapy, Inc. (“ADVB”) and gained access to its cash balances of $7.4 million.  We have treated this acquisition as an offering because we acquired ADVB for its cash.  We discontinued all operations of the company upon the closing of the acquisition.  During the first quarter of 2009 we also closed on tranche B of the November 2008 PIPE, generating cash proceeds of $3,275,000.  The proceeds from these two transactions were partially offset by a $1,850,000 net pay down on our line of credit; $770 thousand in transaction costs related primarily to the acquisition of ADVB; and $57 thousand in scheduled principal payments on our debt.

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

•                  Focus on increasing the sales and profitability of our products and services while controlling the growth in our SG&A expense.  We believe that to a great degree our ability to generate positive cash flow is dependent on our ability to increase sales while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe that we have built a corporate infrastructure over the past three years that is capable of supporting a large, diversified national company.  We believe that this infrastructure can support significantly higher revenue without a proportional increase in our SG&A expense.  We are focused on continually reducing our SG&A expense as a percentage of revenue with a target of reducing it to between 11% and 14% within the next three to five years, which we believe is a sustainable SG&A expense ratio for the business over the longer term and reflects our expectations with respect to our ability to achieve additional operating leverage.  If we are able to achieve this goal, while holding or improving our gross margins, we believe we will begin to generate positive cash flow and earnings within the next 12 to 24 months.

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

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under “Part II, Item 1A—Risk Factors” and the following:

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

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                                     Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None

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

LIME ENERGY CO.:

Dated: May 13, 2010	By:	/s/ David R. Asplund
David R. Asplund
Chief Executive Officer (principal
executive officer)

Dated: May 13, 2010	By:	/s/ Jeffrey R. Mistarz
Jeffrey R. Mistarz
Chief Financial Officer (principal
financial and accounting officer)