Form 10-Q
period 2010-06-30
LIME ENERGY CO.
filed 2010-08-10
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

23,640,500 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 9, 2010.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended June 30, 2010

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,
	2010	December 31,
	(unaudited)	2009 (1)

Assets

Current assets
Cash and cash equivalents	$15,676	$22,870
Restricted cash	3,801	500
Accounts receivable, net	17,749	19,330
Inventories	323	230
Costs and estimated earnings in excess of billings on uncompleted contracts	5,417	5,532
Prepaid expenses and other	1,073	752
Total Current Assets	44,039	49,214

Net Property and Equipment	1,893	1,917

Long Term Receivables	492	545
Intangibles, net	3,057	3,382
Goodwill	18,627	18,627

	$68,108	$73,685

Lime Energy Co.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,
	2010	December 31,
	(unaudited)	2009 (1)

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$114	$187
Accounts payable	7,865	8,424
Accrued expenses	5,184	4,892
Billings in excess of costs and estimated earnings on uncompleted contracts	1,407	634
Customer deposits	766	799
Total Current Liabilities	15,336	14,936

Long-Term Debt, less current maturities	476	544

Total Liabilities	15,812	15,480

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized 23,640,440 and 23,510,622 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	182,480	181,665
Accumulated deficit	(130,186)	(123,462)

Total Stockholders’ Equity	52,296	58,205

	$68,108	$73,685

See accompanying notes to condensed consolidated financial statements

(1)              Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue	$17,508	$15,795	$29,321	$29,520

Cost of sales	13,319	12,953	23,273	23,873

Gross Profit	4,189	2,842	6,048	5,647

Selling, general and administrative	6,094	5,549	12,527	10,782
Amortization of intangibles	163	313	325	658

Operating Loss	(2,068)	(3,020)	(6,804)	(5,793)

Other Income (Expense)
Interest income	48	30	98	63
Interest expense	(8)	(427)	(18)	(903)

Total other income (expense)	40	(397)	80	(840)

Loss from continuing operations before discontinued operations	(2,028)	(3,417)	(6,724)	(6,633)

Discontinued Operations:
Loss from operation of discontinued business	—	(637)	—	(1,029)

Net Loss	(2,028)	(4,054)	(6,724)	(7,662)

Preferred Stock Dividends	—	(646)	—	(1,202)

Net Loss Available to Common Stockholders	$(2,028)	$(4,700)	$(6,724)	$(8,864)

Basic and diluted loss per common share from continuing operations	$(0.09)	$(0.31)	$(0.28)	$(0.65)

Discontinued operations	—	(0.05)	—	(0.09)

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.36)	$(0.28)	$(0.74)

Weighted Average Common Shares Outstanding (in thousands)	23,609	13,069	23,601	12,049

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Statement of Condensed Consolidated Stockholders' Equity (Deficit)

(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2009	23,511	$2	$181,665	$(123,462)	$58,205

Share based compensation	—	—	743	—	743

Shares issued for benefit plans and option exercises	129	—	72	—	72

Net loss for the six months ended June 30, 2010	—	—	—	(6,724)	(6,724)

Balance, June 30, 2010	23,640	$2	$182,480	$(130,186)	$52,296

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Six Months Ended June 30,	2010	2009

Cash Flows from Operating Activities
Net Loss	$(6,724)	$(7,662)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Provision for bad debts	12	80
Share based compensation	743	910
Preferred stock dividends	—	(1,202)
Depreciation and amortization	571	1,095
Amortization of deferred financing costs	—	1
Amortization of issuance discount	—	495
Accrued dividend satisfied through the issuance of preferred stock	—	338
Accrued interest satisfied through the issuance of common stock	—	124
PIK notes issued for interest	—	21
Asset impairment	—	503
Loss on disposition of fixed assets	8	—
Changes in assets and liabilities
Accounts receivable	1,622	4,534
Inventories	(93)	(137)
Costs and estimated earnings in excess of billings on uncompleted contracts	115	(764)
Prepaid expenses and other	(321)	560
Accounts payable	(559)	(5,639)
Accrued expenses	292	311
Billings in excess of costs and estimated earnings on uncompleted contracts	773	856
Deferred revenue	—	(90)
Customer deposits	(33)	(424)

Net cash used in operating activities	(3,594)	(6,090)

Cash Flows From Investing Activities
Acquisition costs, net of cash acquired	—	(614)
Proceeds from sale of fixed assets	1	11
Purchase of property and equipment	(231)	(202)
Increase in restricted cash	(3,301)	—

Net cash used in investing activities	(3,531)	(805)

Cash Flows From Financing Activities
Net (payments) advances on line of credit	—	(1,850)
Payments of long-term debt	(141)	(223)
Proceeds from issuance of common stock	72	10,703
Costs related to stock issuances	—	(796)

Net cash (used in) provided by financing activities	(69)	7,834

Net (Decrease) Increase in Cash and Cash Equivalents	(7,194)	939

Cash and Cash Equivalents, at beginning of period	22,870	3,734

Cash and Cash Equivalents, at end of period	$15,676	$4,673

See accompanying notes to condensed consolidated financial statements.

As of June 30,	2010	2009

Supplemental Disclosure of Cash Flow Information (in thousands)

Cash paid during the period for interest:
- Continuing operations	$18	$282
- Discontinued operations	—	1

Interest obligation satisfied through the issuance of common stock	—	124

Accrued earn-out satisfied through the issuance of common stock	—	293

Satisfaction of accrued dividend through the issuance of 8,233 shares of series A-1 preferred stock	—	338

Extinguishment of line of credit	—	21

Issuance of line of credit note in satisfaction of interest payable	—	21

Cash paid for preferred dividends	—	506

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

The results of operations for the three months and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Stock-Based Compensation

Stock Options

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”). All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gives employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  During the second quarter of 2010 the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly. .  In addition to the Plan and the ESPP, the Board of Directors grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Director Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan vests 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Board of Directors on the vesting date.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s total share-based compensation expense for the three-month period ended June 30, 2010:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Cost of			Cost of		Discontinued
	Sales	SG&A	Total	Sales	SG&A	Operations	Total

Stock options	$4	$263	$267	$20	$379	$2	$401

Restricted stock	—	90	90	—	—	—	—

Employee Stock Purchse Plan	—	11	11	—	29	—	29

	$4	$364	$368	$20	$408	$2	$430

The following table summarizes the Company’s total share-based compensation expense for the six-month period ended June 30, 2010:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Cost of			Cost of		Discontinued
	Sales	SG&A	Total	Sales	SG&A	Operations	Total

Stock options	$9	$563	$572	$54	$806	$8	$868

Restricted stock	—	145	145	—	—	—	—

Employee Stock Purchse Plan	—	26	26	—	42	—	42

	$9	$734	$743	$54	$848	$8	$910

The Company uses an Enhanced Hull-White Trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average fair-value per option granted	$1.96	$1.45	$1.99	$1.94

Significant assumptions (weighted average):
Risk-free rate	0.16%	0.21%	0.13%	0.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	80.3%	82.1%	81.2%	83.8%
Expected life (years) (1)	7.5	5.9	7.0	5.5
Expected turn-over rate	9.41%	17.00%	9.25%	12.31%
Expected exercise multiple	2.20	2.20	2.20	2.20

(1)         The Company continues to use the simplified method to estimate expected term due to the historical structural changes to its business such that historical exercise data may no longer provide a reasonable basis on which to estimate expected term.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Option activity under the Company’s stock option plans as of June 30, 2010 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at March 31, 2010	2,699,792	$3.30 - $1,363.95	$8.37

Granted	720,000	$4.50 - $4.50	$4.50
Exercised	—		—
Forfeited	(23,114)	$3.50 - $787.50	$63.98

Outstanding at June 30, 2010	3,396,678	$3.30 - $1,363.95	$7.17

Options exercisable at June 30, 2010	1,991,695	$3.30 - $1,363.95	$8.78

Option activity under the Company’s stock option plans as of June 30, 2010 and changes during the six months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2009	2,441,344	$3.29 - $1,363.95	$9.66

Granted	1,021,638	$4.42 - $4.96	$4.48
Exercised	(15,061)	$3.29 - $3.30	$3.30
Forfeited	(51,243)	$3.50 - $945.00	$73.10

Outstanding at June 30, 2010	3,396,678	$3.30 - $1,363.95	$7.17

Options exercisable at June 30, 2010	1,991,695	$3.30 - $1,363.95	$8.78

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price

$3.30 - $4.00	626,856	7.2 years	$3.48	363,999	$3.45
$4.01 - $6.00	1,078,639	9.7 years	$4.50	67,861	$4.73
$6.01 - $8.00	1,305,194	6.3 years	$7.07	1,291,527	$7.06
$8.01 - $10.00	19,569	7.7 years	$9.15	17,836	$9.20
$10.01 - $20.00	353,561	7.3 years	$11.15	237,613	$11.15
$20.01 - $1,363.95	12,859	1.5 years	$310.13	12,859	$310.13

$3.30 - $1,363.95	3,396,678	7.6 years	$7.17	1,991,695	$8.78

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2010 of $3.43 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010 was approximately $22,000. The aggregate intrinsic value of exercisable options as of June 30, 2010 was approximately $22,000.  These amounts will change based on changes in the fair market value of the Company’s common stock.

As of June 30, 2010, there was approximately $774,000 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.0 year and unrecognized cost of $280,000 related to restricted stock which will be recognized over a weighted-average period of 10 months.  In addition, there was approximately $1.4 million of unrecognized expense related to the Cliff Options which may be recognized over the next 4.5 years.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 4 — Discontinued Operations

On August 10, 2009, the Company sold its Energy Technology business.  During the quarter ended June 30, 2009, in anticipation of the sale of the Energy Technology business, the Company reduced the carrying value of the related assets to their expected fair value, incurring an impairment loss of $503,000.  The Company has reported the operating results of this business for the three-month and six-month periods ended June 30, 2009 as discontinued operations in the accompanying financial statements.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 6 — Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the three and six months ended June 30, 2010 and 2009 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares issuable upon exercise of outstanding options	3,283,482	2,595,618	2,998,217	2,522,399

Weighted average shares issuable upon exercise of outstanding warrants	797,571	773,442	802,605	741,302

Weighted average shares issuable upon conversion of convertible debt	—	714,286	—	714,286

Total	4,081,053	4,083,346	3,800,822	3,977,987

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Term Notes which was then amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $249,000 and $495,000 was included in interest expense during the three-month and six-month periods ended June 30, 2009.

In addition, the Company incurred costs of $9,000 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of the deferred issuance costs of $1,000 was included in interest expense during the three-month and six-month periods ended June 30, 2009.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

(c)          During the first six months of 2010, the Company issued 70 shares of its common stock to employees under its Employee Recognition Program.

(d)         During June 2010, following stockholder approval of the 2010 Non-Employee Directors’ Stock Plan, the Company granted 18,359 shares of its common stock to five of its outside directors that participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.

(e)          During June 2010, the Company received $72,039 and in exchange issued 24,420 shares of its common stock to employees who participated in its Employee Stock Purchase Plan.

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

Overview

We are a leading provider of energy efficiency solutions. Our services include integrated energy engineering, consulting and implementation of solutions which enable our customers to reduce their facilities’ energy consumption, lower their operating and maintenance costs and reduce their carbon footprint. We focus on solutions which include lighting, mechanical and electrical upgrade services, water conservation, weatherization and renewable project development and implementation. We provide these solutions across a wide range of facilities including high-rise office buildings, manufacturing plants, retail sites, mixed use complexes and large government sites. We operate in three specific markets: the commercial and industrial (C&I) market, the utility market and the public sector market.  In the C&I market we sell directly to commercial and industrial clients.  In the utility market we provide program implementation services for utility demand side management programs.  In the public sector market we work with energy service companies (“ESCOs”) and act as a prime contractor to the federal government for select contract opportunities that align with our implementation capabilities.

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

We serve a wide range of commercial, industrial, utility and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly.  We also work for a number of utilities for which we manage energy efficiency portfolio projects. In late 2009 we won our first contract to provide utility program management services for National Grid.  Under this contract we provide program marketing, project development and engineering, material procurement, database administration and turnkey project implementation services in an exclusive territory in western New York for its small business customers with demand of 100kw or less.  Since winning this first contract we have begun working under similar contracts with two other utilities in three other territories in the Northeast.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition, during the third quarter of 2009 we became one of three companies qualified to bid directly under the US Army Corp. of Engineers’ Facility Repair and Renewal (FRR) program.  As a result, we are now able to work directly on federal government projects under the FRR program.

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

Other Expense

Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs and fees associated with the mortgage on our headquarters and various vehicle loans, and for periods prior to 2010, our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), notes payable and our lines of credit. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.

Dividend Expense

Dividend expense includes dividends accrued on our Series A-1 preferred stock.  All of the Series A-1 preferred stock was converted to common stock on August 10, 2009.

Three months Ended June 30, 2010 Compared to Three months Ended June 30, 2009

Consolidated Results

	Three Months Ended
	June 30,		Change
	2010	2009	$	%

Revenue	$17,508	$15,795	$1,713	10.8%
Cost of sales	13,319	12,953	366	2.8%
Gross profit	4,189	2,842	1,347	47.4%

Selling, general and administrative	6,094	5,549	545	9.8%
Amortization of intangibles	163	313	(150)	-47.9%
Operating Loss	(2,068)	(3,020)	952	-31.5%

Other income (expense)	40	(397)	437	-110.1%
Loss from continuing operations	(2,028)	(3,417)	1,389	-40.6%

Loss from discontinued operations	—	(637)	637	-100.0%
Net loss	$(2,028)	$(4,054)	$2,026	-50.0%

Preferred stock dividends	—	(646)	646	-100.0%
Net loss available to common stockholders	$(2,028)	$(4,700)	$2,672	-56.9%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	June 30,
	2010	2009

Revenue	100.0%	100.0%
Cost of sales	76.1%	82.0%
Gross profit	23.9%	18.0%

Selling, general and administrative	34.8%	35.1%
Amortization of intangibles	0.9%	2.0%
Operating Loss	-11.8%	-19.1%

Other income (expense)	0.2%	-2.5%
Loss from continuing operations	-11.6%	-21.6%

Loss from discontinued operations	0.0%	-4.0%
Net loss	-11.6%	-25.7%

Preferred stock dividends	0.0%	-4.1%
Net loss available to common stockholders	-11.6%	-29.8%

Revenue.  Our consolidated revenue for the three-month period ended June 30, 2010 increased $1.7 million or 10.8%, to $17.5 million from $15.8 million for the same period during 2009.  Contributing to this increase was $4.5 million in revenue from our new utility program management initiative and $1.2 million earned under our FRR contract.  Both of these businesses are new initiatives we began in late 2009 and both started generating meaningful revenue earlier this year.  Revenue in our C&I markets declined approximately $400 thousand, while revenue from our public sector markets declined approximately $3.6 million.  We believe that the decline in revenue from our public sector markets was primarily the result of uncertainty regarding financing sources for public sector clients.  We believe these issues have begun to be resolved and should not have as much impact on revenue in future periods.

We expect conditions in our C&I and public sector markets to improve during the balance of the year, resulting in higher sales from these markets for the balance of 2010.  We also expect continued growth from our utility program management and direct government initiatives, neither of which contributed materially to 2009 revenue.  The combination of these factors is expected to result in higher revenue during the third and fourth quarters of 2010 when compared to both the first half of 2010 and the third and fourth quarters of 2009.

Gross Profit.  Our gross profit for the second quarter of 2010 was $4.2 million, a $1.4 million or 47.4% increase when compared to the $2.8 million in gross profit earned during the second quarter of 2009.  Our gross profit increased as a result of the increase in our revenue in combination with a higher gross margin earned on sales.  Our gross margin for the second quarter of 2010 was 23.9%, compared to 18.0% for the same period during 2009.  Contributing to the increase in our gross margin was the revenue earned from our new utility program management division, as well as a mix of work in our C&I market that included a large amount of higher margin engineering work.  These C&I engineering projects were completed in advance of separately awarded implementation work which generally carries lower gross margins on higher revenue.  This implementation work is expected to be completed during the third and fourth quarters of this year, which will contribute to reduce consolidated gross margins in these future periods.  In addition, as our direct government work under the FRR contract continues to grow it will also contribute to reduce our consolidated gross margin as its gross margins are generally lower than those of our other businesses (but with lower associated SG&A expense).

Selling, General and Administrative Expense.  Our selling, general and administrative expense increased $545 thousand or 9.8%, to $6.1 million during the second quarter of 2010 from $5.5 million during the second quarter of 2009.  Our SG&A as a percentage of revenue declined from 35.1% for the second quarter of 2009 to 34.8% for the second quarter of 2010.  SG&A expense associated with our two new business initiatives were responsible for almost all of the increase in our SG&A expense during the second quarter of 2010.  These new initiatives will contribute to an increase in our SG&A expense in future periods, but we expect the rate at which our total SG&A expense will grow will be lower than that of our consolidated revenue, resulting in lower SG&A expense as a percentage of revenue.

Amortization of Intangibles.  Amortization expense declined $150 thousand to $163 thousand for the second quarter of 2010 compared to $313 thousand for the second quarter of 2009.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past three years have become fully amortized.  Absent any new acquisitions, none of which are currently planned, amortization expense is expected to be $147 thousand during and $117 during for the third quarter and fourth quarters of 2010, respectively.

Other Non-Operating (Expense) Income.  Other expense declined $437 thousand to income of $40 thousand for the second quarter of 2010 compared to expense of $397 thousand for the second quarter of

2009.  Interest expense was $8 thousand for the three-month period ended June 30, 2010, a decrease of $419 thousand when compared to $427 thousand for the same period during 2009.  The components of interest expense for the three-month periods ended June 30, 2010 and 2009 are as follows:

Three months ended June 30,	2010	2009

Note payable	$—	$26
Mortgage	5	4
Subordinated convertible notes	—	125
Other	3	22

Total contractual interest	$8	$177

Amortization of deferred issuance costs and debt discount	—	250

Total interest expense	$8	$427

Our contractual interest declined $169 thousand to $8 thousand for the three-month period ended June 30, 2010 from $177 thousand for the same period during 2009.  The decline was the result of the repayment of our notes payable and conversion of our subordinated notes during late 2009.  Our total interest expense declined an additional $250 thousand as a result of the elimination of the amortization expense associated with the subordinated notes.

Interest income increased $18 thousand to $48 thousand during the second quarter of 2010, from $30 thousand during the second quarter of 2009.  Approximately $40 thousand of the interest income recognized during the second quarter of 2010 was amortization of the discount on our long-term receivables, compared to $21 thousand recognized during second quarter of 2009.

Discontinued Operations.  During the three-month period ended June 30, 2009 we reported a $637 thousand loss from discontinued operations related to our former Energy Technology business.  We sold this business in August 2009, therefore there was no loss from discontinued operations during the 2010 period.

Six months Ended June 30, 2010 Compared to Six months Ended June 30, 2009

Consolidated Results

	Six Months Ended
	June 30,		Change
	2010	2009	$	%

Revenue	$29,321	$29,520	$(199)	-0.7%
Cost of sales	23,273	23,873	(600)	-2.5%
Gross profit	6,048	5,647	401	7.1%

Selling, general and administrative	12,527	10,782	1,745	16.2%
Amortization of intangibles	325	658	(333)	-50.6%
Operating Loss	(6,804)	(5,793)	(1,011)	17.5%

Other income (expense)	80	(840)	920	-109.5%
Loss from continuing operations	(6,724)	(6,633)	(91)	1.4%

Loss from discontinued operations	—	(1,029)	1,029	-100.0%
Net loss	$(6,724)	$(7,662)	$938	-12.2%

Preferred stock dividends	—	(1,202)	1,202	-100.0%
Net loss available to common stockholders	$(6,724)	$(8,864)	$2,140	-24.1%

The following table presents the percentage of certain items to revenue:

	Six Months Ended
	June 30,
	2010	2009

Revenue	100.0%	100.0%
Cost of sales	79.4%	80.9%
Gross profit	20.6%	19.1%

Selling, general and administrative	42.7%	36.5%
Amortization of intangibles	1.1%	2.2%
Operating Loss	-23.2%	-19.6%

Other income (expense)	0.3%	-2.8%
Loss from continuing operations	-22.9%	-22.5%

Loss from discontinued operations	0.0%	-3.5%
Net loss	-22.9%	-26.0%

Preferred stock dividends	0.0%	-4.1%
Net loss available to common stockholders	-22.9%	-30.0%

Revenue.  Our revenue for the six months ended June 30, 2010 was $29.3 million, representing a 0.7%, or $199 thousand decline when compared to the $29.5 million earned during the six months ended June 30, 2009.  Revenue from sales to our C&I markets declined approximately $1.5 million when compared to the year earlier period, while revenue from our public sector markets was approximately $6.4 million lower.  These revenue declines were largely offset by approximately $6.2 million earned from our utility program management division and $1.5 million earned under the FRR contract.  Neither the utility program management division nor the FRR contract generated any revenue during the first six months of 2009.  C&I revenue for the first half of 2009 benefited from several projects that carried over from a very strong fourth quarter of 2008, whereas weaker revenue during the fourth quarter of 2009 resulted in fewer projects that carried over into the first half of 2010, contributing to the decline in revenue when compared to the same period during 2009.  The decline in revenue in our public sector market during the first half of 2010 was primarily caused by uncertainty regarding financing sources for our public sector clients.  We believe that these issues have begun to be resolved and should not have as much impact on revenue in future periods.

Gross Profit.  Our gross profit for the six-month period ended June 30, 2010 was $6.0 million, a $401 thousand, or 7.1%, increase over the $5.6 million earned during the same period in 2009.  The increase in our gross profit was the result of higher gross margins earned on slightly lower revenue during the first six months of 2010.  Our gross profit margin was 20.6% for the six-month period ended June 30, 2010, compared to 19.1% for the six months ended June 30, 2009.  Contributing to the increase in the gross margin was a mix of business that included a larger portion of engineering services in our C&I market and contributions from our new utility program management division which did not generate any revenue during the first half of 2009.  We expect our gross margins for the balance of the year to be lower than the gross margin earned during the second quarter of 2010 as the mix of our business changes such that our lower margin public sector and direct government businesses are expected to represent a larger portion of our total revenue and our higher margin C&I and utility program management businesses are expected to represent a smaller portion.

Selling, General and Administrative Expense.  Our selling, general and administrative expense for the six-month period increased $1.7 million or 16.2%, to $12.5 million when compared to $10.8 million for the same period during 2009.  The majority of this increase was related to our new utility program management and direct government divisions, both of which we initiated during the second half of 2009.

Amortization of Intangibles.  Amortization expense declined $333 thousand to $325 thousand during the first half of 2010 from $658 thousand during the first half of 2009.  Amortization expense has declined as intangible assets associated with acquisitions we made over the past three years have become fully amortized.

Other Non-Operating (Expense) Income.  Other expense declined $920 thousand to income of $80 thousand during the six-month period ended June 30, 2010 when compared to $840 thousand of expense for the year earlier period.  Interest expense was $18 thousand for the first half of 2010 compared to $903 thousand for the first half of 2009.  The components of interest expense for the six-month periods ended June 30, 2010 and 2009 are as follows:

Six months ended June 30,	2010	2009

Lines of credit	$—	$53
Note payable	—	53
Mortgage	10	8
Subordinated convertible notes	—	248
Other	8	46

Total contractual interest	$18	$408

Amortization of deferred issuance costs and debt discount	—	495

Total interest expense	$18	$903

Total contractual interest (the interest on outstanding loan balances) decreased $390,000 to $18,000 during the first six months of 2010 from $408,000 during the first six months of 2009.  The reduction in contractual interest was the result of the repayment of our line of credit and notes payable and the conversion of our subordinated notes to common stock during the second half of 2009.  Amortization expense of the deferred issuance costs and debt discount was eliminated with the conversion of the subordinated notes resulting in a further reduction of our total interest expense by $495,000 when compared to the year earlier period.

Interest income increased $35 thousand to $98 thousand during the first six months of 2010, from $63 thousand during the first six months of 2009.  Approximately $81 thousand of the 2010 interest income was amortization of the discount on our long-term receivables, compared to $43 thousand during 2009.

Discontinued Operations.  During the first six months of 2009 we reported a $1.0 million loss from discontinued operations related to our former Energy Technology business.  We sold this business in August 2009, therefore there was no loss from discontinued operations during the 2010 period.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents (including restricted cash) of $19.4 million, compared to $23.4 million on December 31, 2009. Our debt obligations as of June 30, 2010 consisted of a mortgage of $400 thousand on our facility in Elk Grove Village Illinois and various vehicle loans totaling $190 thousand.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows:

Six months ended June 30,	2010	2009

Net cash used in operating activities	$(3,594)	$(6,090)
Net cash used in investing activities	(3,531)	(805)
Net cash (used in) provided by financing activities	(69)	7,834

Net (Decrease) Increase in Cash and Cash Equivalents	$(7,194)	$939

Cash and Cash Equivalents, at beginning of period	22,870	3,734

Cash and Cash Equivalents, at end of period	$15,676	$4,673

Six months Ended June 30, 2010 Compared to Six months Ended June 30, 2009

Net unrestricted cash decreased $7.2 million during the first six months of 2010 as compared to increasing $939 thousand during the same period in 2009.

Operating Activities

Operating activities consumed cash of $3.6 million during the six-month period ended June 30, 2010 as compared to consuming cash of $6.1 during the same period of 2009.

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

The cash consumed by operating activities before changes in working capital increased $100 thousand to $5.4 million during the first six months of 2010 as compared to consuming $5.3 million during the first six months of 2009.  The increase in the cash consumed by operating activities before changes in working capital was the result of the higher cash operating loss (excluding depreciation, amortization and share based compensation) largely due to higher SG&A expense, offset by the elimination of the loss from discontinued operations.  We believe that we will see improvements in the cash consumed by operating activities before changes in working capital if our revenue and profitability improve as we believe they will, such that we believe our operations will generate cash before changes in working capital during the second half of the year.

Changes in working capital generated cash of $1.8 million during the first half of 2010, compared to consuming $793 thousand during the first half of 2009.  We expect our working capital requirements to increase in future periods with increases in our sales, though we believe that our new business initiatives will have lower working capital requirements than our existing businesses, which will help to will keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

We used $3.5 million in investing activities during the six-month period ended June 30, 2010, compared to using $805 thousand during the six-month period ended June 30, 2009.  During the 2010 period we pledged $3.3 million as collateral to support certain letters of credit which are used to obtain surety bonds, which are often required for our government contracts.  These letters of credit are expected to decline to approximately $1 million by the end of 2010 and should be terminated completely during 2011.  As the letters of credit are reduced or terminated our collateral will be released. We also made a net investment in property and equipment of $230 thousand during the first half of 2010, compared to $191 thousand during the same period of 2009.  Most of the 2010 purchases were related to the opening of a new office to support our utility program management initiative, for enhancements to our accounting system and for new construction equipment.  During the first half of 2009 we paid $614 thousand for the AEM earn-out and costs associated with the acquisition of AEM.

Financing Activities

Financing activities consumed cash of $69 thousand during the six-month period ended June 30, 2010 as compared to generating $7.8 million during the same period in 2009.  During the first half of 2010 we made principal payments of $141 thousand on our debt.  This was partially offset by $72 thousand received from the sale of shares of our common stock to our employees through our Employee Stock Purchase Plan.  In March 2009 we closed on the acquisition of Advanced Biotherapy, Inc. (“ADVB”) and gained access to its cash balances of $7.4 million.  We treated this acquisition as an offering because we acquired ADVB for its cash, and we discontinued all its operations upon the closing of the acquisition.  In January 2009 we closed on tranche B of the November 2008 PIPE, generating cash proceeds of $3,275,000.  The proceeds from these two transactions were partially offset by a $1,850,000 net pay down on our line of credit; $796 thousand in transaction costs related primarily to the acquisition of ADVB; and $223 thousand in scheduled principal payments on our debt.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash.

Our ability to continue to expand our sales will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements and the level and amount of our sales and marketing efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement during the second half of 2010 and beyond:

•                  Focus on increasing the sales and profitability of our products and services while controlling the growth in our SG&A expense.  We believe that to a great degree our ability to generate positive cash flow is dependent on our ability to increase sales while limiting the growth of our SG&A expense and controlling changes in our gross margins.  We believe that we have built a corporate infrastructure over the past three years that is capable of supporting a large, diversified national company.  We believe that this infrastructure can support significantly higher revenue without a proportional increase in our SG&A expense.  We are focused on continually reducing our SG&A expense as a percentage of revenue with a target of reducing it to 14% or less within the next few years. We believe this is a sustainable SG&A expense ratio for the business over the longer term and reflects our expectations with respect to our ability to achieve additional operating leverage.  To achieve this target SG&A expense ratio we will need to significantly increase our revenue.  If we are able to begin to achieve this goal, while holding or improving our gross margins, we believe we will begin to generate positive cash flow and earnings within the next 12 to 24 months.

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

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                                  Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.                                                  Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2010, we issued 18,359 shares of our common stock to five of our outside directors who participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.  Such shares were issued in consideration of the recipients’ service on the Board committees on which they serve and were issued in transaction exempt from registration pursuant to section 4(2) of the Securities Act of 1933

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

LIME ENERGY CO.:

Dated: August 10, 2010	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal
executive officer)

Dated: August 10, 2010	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)