Form 10-Q
period 2010-09-30
LIME ENERGY CO.
filed 2010-11-08
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

23,640,580 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 5, 2010.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended September 30, 2010

INDEX

		Page
		Number

Part I	Financial Information

ITEM 1.	Financial Statements:

	Condensed Consolidated Balance Sheets September 30, 2010 (unaudited) and December 31, 2009	1

	Unaudited Condensed Consolidated Statements of Operations Three months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009	3

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity Nine Months Ended September 30, 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	29

Part II.	Other Information

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6.	Exhibits	30

	Signatures	31

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2010	December 31,
	(unaudited)	2009 (1)

Assets

Current assets
Cash and cash equivalents	$12,016	$22,870
Restricted cash	3,804	500
Accounts receivable, net	25,618	19,330
Inventories	515	230
Costs and estimated earnings in excess of billings on uncompleted contracts	8,214	5,532
Prepaid expenses and other	986	752
Total Current Assets	51,153	49,214

Net Property and Equipment	1,962	1,917

Long Term Receivables	558	545
Intangibles, net	2,910	3,382
Goodwill	18,627	18,627

	$75,210	$73,685

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2010	December 31,
	(unaudited)	2009 (1)

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$115	$187
Accounts payable	9,598	8,424
Accrued expenses	9,820	4,892
Billings in excess of costs and estimated earnings on uncompleted contracts	2,233	634
Customer deposits	749	799
Total Current Liabilities	22,515	14,936

Long-Term Debt, less current maturities	446	544

Total Liabilities	22,961	15,480

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized 23,640,500 and 23,510,622 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	182,815	181,665
Accumulated deficit	(130,568)	(123,462)

Total Stockholders’ Equity	52,249	58,205

	$75,210	$73,685

See accompanying notes to condensed consolidated financial statements

(1)       Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue	$28,077	$21,003	$57,398	$50,523

Cost of sales	22,100	16,524	45,373	40,397

Gross Profit	5,977	4,479	12,025	10,126

Selling, general and administrative expenses	6,261	5,731	18,788	16,513
Amortization of intangibles	147	269	472	927

Operating Loss	(431)	(1,521)	(7,235)	(7,314)

Other Income (Expense)
Interest income	56	30	154	92
Interest expense	(7)	(2,004)	(25)	(2,907)

Total other income (expense)	49	(1,974)	129	(2,815)

Loss from continuing operations before discontinued operations	(382)	(3,495)	(7,106)	(10,129)

Discontinued Operations:
Loss from operation of discontinued business	—	(396)	—	(1,425)

Net Loss	(382)	(3,891)	(7,106)	(11,554)

Preferred Stock Dividends	—	(297)	—	(1,499)

Net Loss Available to Common Stockholders	$(382)	$(4,188)	$(7,106)	$(13,053)

Basic and diluted loss per common share from continuing operations	$(0.02)	$(0.24)	$(0.30)	$(0.87)

Discontinued operations	—	(0.02)	—	(0.11)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.26)	$(0.30)	$(0.98)

Weighted Average Common Shares Outstanding (in thousands)	23,640	15,852	23,614	13,331

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2009	23,511	$2	$181,665	$(123,462)	$58,205

Share based compensation	—	—	1,078	—	1,078

Shares issued for benefit plans and option exercises	129	—	72	—	72

Net loss for the nine months ended September 30, 2010	—	—	—	(7,106)	(7,106)

Balance, September 30, 2010	23,640	$2	$182,815	$(130,568)	$52,249

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Nine Months Ended September 30,	2010	2009

Cash Flows from Operating Activities
Net Loss	$(7,106)	$(11,554)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired
Provision for bad debts	26	130
Share-based compensation	1,078	1,326
Preferred stock dividends	—	(1,499)
Depreciation and amortization	847	1,495
Amortization of deferred financing costs	—	15
Amortization of issuance discount	—	1,411
Issuance of stock and warrants in exchange for services received	—	13
Accrued dividend satisfied through the issuance of preferred stock	—	781
Accrued interest satisfied through the issuance of common stock	—	204
Beneficial value of change in conversion price of subordinated notes	—	938
PIK notes issued for interest	—	21
Asset impairment	—	503
Loss on disposition of fixed assets	9	13
Changes in assets and liabilities:
Accounts receivable	(6,327)	493
Inventories	(285)	(310)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,682)	454
Prepaid expenses and other	(234)	526
Accounts payable	1,174	(2,217)
Accrued expenses	4,928	124
Billings in excess of costs and estimated earnings on uncompleted contracts	1,599	(420)
Deferred revenue	—	(90)
Customer deposits	(50)	(440)

Net cash used in operating activities	(7,023)	(8,083)

Cash Flows From Investing Activities
Acquisition costs, net of cash acquired	—	(1,047)
Proceeds from sales of fixed assets	1	11
Purchases of property and equipment	(431)	(305)
Increase in restricted cash	(3,304)	—

Net cash used in investing activities	(3,734)	(1,341)

Cash Flows From Financing Activities
Net payments on line of credit	—	(3,966)
Proceeds from long-term debt	—	27
Principal repayments of long-term debt	(169)	(1,574)
Proceeds from issuance of common stock	72	38,203
Costs related to stock issuances	—	(2,828)
Proceeds from exercise of options and warrants	—	45

Net cash (used in) provided by financing activities	(97)	29,907

Net (Decrease) Increase in Cash and Cash Equivalents	(10,854)	20,483

Cash and Cash Equivalents, at beginning of period	22,870	3,734

Cash and Cash Equivalents, at end of period	$12,016	$24,217

See accompanying notes to condensed consolidated financial statements.

As of September 30,	2010	2009

Supplemental Disclosure of Cash Flow Information (in thousands)

Cash paid during the period for interest:
- Continuing operations	$26	$417
- Discontinued operations	—	1

Interest obligation satisfied through the issuance of common stock	—	204

Accrued earn-out satisfied through the issuance of common stock	—	293

Satisfaction of accrued dividend through the issuance of 19 shares of series A-1 preferred stock	—	781

Extinguishment of line of credit	—	21

Issuance of line of credit note in satisfaction of interest payable	—	21

Cash paid for preferred dividends	—	1,006

Subordinated notes converted to common stock	—	5,000

Value of warrants recorded to deferred financing costs	—	309

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

The results of operations for the three months and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Share-Based Compensation

Stock Options

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”). All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gives employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  During the second quarter of 2010 the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.  In addition to the Plan and the ESPP, the Board of Directors grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Director Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan vests 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Board of Directors on the vesting date.

The Company accounts for employee share-based awards in accordance with Accounting Standards Codification (ASC) 718. This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s total share-based compensation expense for the three-month period ended September 30, 2010:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Cost of			Cost of		Discontinued
	Sales	SG&A	Total	Sales	SG&A	Operations	Total

Stock options	$3	$233	$236	$24	$363	$1	$388

Restricted stock	—	90	90	—	—	—	—

Employee Stock Purchse Plan	—	11	11	—	29	—	29

	$3	$334	$337	$24	$392	$1	$417

The following table summarizes the Company’s total share-based compensation expense for the nine-month period ended September 30, 2010:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Cost of			Cost of		Discontinued
	Sales	SG&A	Total	Sales	SG&A	Operations	Total

Stock options	$14	$893	$907	$77	$1,169	$9	$1,255

Restricted stock	—	145	145	—	—	—	—

Employee Stock Purchse Plan	—	26	26	—	71	—	71

	$14	$1,064	$1,078	$77	$1,240	$9	$1,326

The Company uses an Enhanced Hull-White Trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average fair-value per option granted	$1.50	$2.35	$2.05	$2.17

Significant assumptions (weighted average):
Risk-free rate	0.16%	0.18%	0.07%	0.13%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.4%	83.0%	83.4%	85.5%
Expected life (years) (1)	5.6	5.4	5.9	5.1
Expected turn-over rate	13.30%	10.60%	9.00%	11.60%
Expected exercise multiple	2.20	2.20	2.20	2.20

(1)          The Company continues to use the simplified method to estimate expected term due to the historical structural changes to its business such that historical exercise data may no longer provide a reasonable basis on which to estimate expected term.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend yield reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in the Staff Accounting Bulletin No. 107, which is the average of the vesting term and the original contract term.  The expected turnover rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company.  The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on an empirical study completed by S. Huddart and M. Lang (1996).

Option activity under the Company’s stock option plans as of September 30, 2010 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at June 30, 2010	3,396,678	$3.30 - $1,363.95	$7.17

Granted	10,000	$3.04 - $3.51	$3.28
Exercised	—		—
Forfeited	(27,267)	$3.50 - $840.00	$14.73

Outstanding at September 30, 2010	3,379,411	$3.04 - $1,363.95	$7.10

Options exercisable at September 30, 2010	1,968,665	$3.30 - $1,363.95	$8.70

Option activity under the Company’s stock option plans as of September 30, 2010 and changes during the nine months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2009	2,441,344	$3.29 - $1,363.95	$9.66

Granted	1,031,638	$3.04 - $4.96	$4.47
Exercised	(15,061)	$3.29 - $3.30	$3.30
Forfeited	(78,510)	$3.50 - $945.00	$52.83

Outstanding at September 30, 2010	3,379,411	$3.04 - $1,363.95	$7.10

Options exercisable at September 30, 2010	1,968,665	$3.30 - $1,363.95	$8.70

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price

$3.04 - $4.00	635,524	7.0 years	$3.48	363,809	$3.45
$4.01 - $6.00	1,078,639	9.4 years	$4.50	67,861	$4.73
$6.01 - $8.00	1,283,052	6.0 years	$7.05	1,269,385	$7.05
$8.01 - $10.00	19,569	7.5 years	$9.15	17,836	$9.20
$10.01 - $20.00	349,989	7.0 years	$11.14	237,136	$11.15
$20.01 - $1,363.95	12,638	1.3 years	$300.98	12,638	$300.98

$3.04 - $1,363.95	3,379,411	7.4 years	$7.10	1,968,665	$8.70

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2010 of $3.59 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010 was approximately $81,000. The aggregate intrinsic value of exercisable options as of September 30, 2010 was approximately $59,000.  These amounts will change based on changes in the fair market value of the Company’s common stock.

As of September 30, 2010, there was approximately $536,000 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.1 year and unrecognized cost of $217,000 related to restricted stock which will be recognized over a weighted-average period of 9.3 months.  In addition, there was approximately $1.4 million of unrecognized expense related to the Cliff Options which may be recognized over the next 4.25 years.

Note 3 — Acquisition of Advanced Biotherapy, Inc.

On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by certain stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008.  The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity.  Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash and a revolving credit note issued by the Company that had an outstanding balance of $42,000 and accrued interest payable of $28,000.  Upon the closing of the transaction the Company cancelled the revolving credit note and discontinued the operations of ADVB.

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

Note 4 — Discontinued Operations

On August 10, 2009, the Company sold its Energy Technology business.  During the quarter ended June 30, 2009, in anticipation of the sale of the Energy Technology business, the Company reduced the carrying value of the related assets to their expected fair value, incurring an impairment loss of $503,000.  The Company has reported the operating results of this business for the three-month and nine-month periods ended September 30, 2009 as discontinued operations in the accompanying consolidated financial statements.

Note 5 — Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 810, “Amendment to FASB Interpretation No. 46(R)” to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2010 fiscal year. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition or cash flows.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 6 — Net Loss Per Share

The Company computes loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options, warrants or shares issuable upon conversion of the convertible debt as common stock equivalents in the computation of diluted loss per share for the three and nine months ended September 30, 2010 and 2009 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and conversion of convertible debt that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average shares issuable upon exercise of outstanding options	3,396,095	2,541,659	3,132,300	2,519,161

Weighted average shares issuable upon exercise of outstanding warrants	796,116	844,824	800,419	776,189

Weighted average shares issuable upon conversion of convertible debt	—	477,409	—	637,988

Total	4,192,211	3,863,892	3,932,719	3,933,338

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Revolving Line of Credit

On March 12, 2008, the Company entered into a revolving line of credit note with Advanced Biotherapy, Inc. (“ADVB”) and Richard Kiphart, the Company’s Chairman and largest individual investor.  On November 14, 2008, Mr. Kiphart agreed to convert his note into shares of the Company’s Series A-1 preferred stock (see Note 10).  On November 18, 2008, the Company entered an agreement to acquire 90.8% of the shares of ADVB and it completed a short-form merger on March 3, 2009, whereby it merged ADVB with a newly created acquisition subsidiary.  Following the merger it canceled the outstanding balance of $42,000 and accrued interest of $28,000 on the ADVB line of credit.

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

As part of the transaction, the Company issued the Investors four-year warrants to purchase 206,044 shares of its common stock at $7.28 per share.  These warrants were valued at $1,137,000 utilizing a modified Black-Scholes option pricing model and the following assumptions: risk free rate of 4.846%; expected volatility of 93.3%; expected dividend of $0; and expected life of four years.

In recording the transaction, the Company allocated the value of the proceeds to the Term Notes and warrants based on their relative fair values.  In doing so, it determined that the Term Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Term Notes (determined on the Term Note issuance date) exceeded the value allocated to the Term Notes of $3,863,000.  The Term Notes were convertible into 714,286 shares of common stock which, at the market price of $8.02 per share on date of issuance of the Term Notes, was worth $5,730,000.  The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Notes of $1,867,000 was considered to be the value of the beneficial conversion feature.

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Term Notes which was then amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $249,000 and $495,000 was included in interest expense during the three-month and nine-month periods ended September 30, 2009.

In addition, the Company incurred costs of $9,000 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of these deferred issuance costs of $1,000 was included in interest expense during the three-month and nine-month periods ended September 30, 2009.

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

Note 9 — The November 2008 PIPE Transaction

On November 13, 2008, the Company entered into Subscription Agreements with 15 investors to sell 1,787,893 units, each comprised of one share of the Company’s common stock and a warrant to purchase an additional quarter share of common stock (the “Units”).  The sale price was $3.51 per Unit, which was equal to 75% of the volume-weighted average price of the Company’s stock for the ten days prior to closing.  The warrants allow holders to purchase a share of common stock for $4.10 per share, which was the closing price of the Company’s common stock on the day prior to the closing, and the warrants are exercisable any time after May 13, 2009 and before November 13, 2011.  The gross proceeds raised in the offering were $6,275,500.

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

Securities and Exchange Commission rules require that any corporate actions requiring stockholder approval that are approved pursuant to a written consent in lieu of a meeting be communicated to all stockholders via an Information Statement and that the corporate action so approved cannot take place until at least 20 days following the mailing or giving of the Information Statement to stockholders.  The Company mailed an Information Statement to all of its stockholders on December 31, 2008 informing them of the November 13, 2008 written consent in lieu of a meeting.

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

Note 11 — Business Segment Information

The Company is made up of 17 separate companies, but with the sale of the Energy Technology business in August 2009, all of the remaining businesses operate in a single business segment, the Energy Efficiency Services segment.

Note 12 — Other Equity Issuances

(a)          During the first quarter of 2010, holders of options to purchase 15,061 shares of the Company’s common stock exercised their options on a cashless basis, exchanging 9,626 shares they were entitled to purchase pursuant to the options to satisfy the exercise price for 5,435 shares.

(b)         During the first quarter of 2010 the Company issued 81,494 shares of restricted stock to its executive officers.  These shares vest ratably on December 31, 2010, 2011 and 2012 if the executive is still employed by the Company on each vesting date.

(c)          During the first nine months of 2010, the Company issued 130 shares of its common stock to employees under its Employee Recognition Program.

(d)         In June 2010, following stockholder approval of the 2010 Non-Employee Directors’ Stock Plan, the Company granted 18,359 shares of its common stock to five of its outside directors that participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.

(e)          In June 2010, the Company received $72,039 in exchange for issuing 24,420 shares of its common stock to employees who participated in its Employee Stock Purchase Plan.

(f)            On September 25, 2009, the Company completed an underwritten follow-on public offering of its common stock, receiving $27,500,000 in gross proceeds less $1,650,000 in underwriters’ discount and offering costs of $381,830.  On October 2, 2009, the Underwriters exercised their overallotment and purchased an additional 750,000 shares from the Company for total net proceeds to the Company of $3,877,500.

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

We serve a wide range of commercial, industrial, utility and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly.  We also work for a number of utilities for which we manage energy efficiency portfolio projects. In late 2009 we won our first contract to provide utility program management services for National Grid.  Under this contract we provide program marketing, project development and engineering, material procurement, database administration and turnkey project implementation services in an exclusive territory in western New York for National Grid’s small business customers with demand of 100kw or less.  Since winning this first contract we have begun working under similar contracts with two other utilities in three other territories in the Northeast.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition, during the third quarter of 2009 we became one of three companies qualified to bid directly under the US Army Corp. of Engineers’ Facility Repair and Renewal (FRR) program.  As a result, we are now able to work directly on federal government projects under the FRR program.

In August 2009 we sold the assets of our Maximum Performance Group, Inc. subsidiary, which made up our Energy Technology business segment, in order to focus on our core Energy Efficiency Services business.  The Energy Technology segment, which represented approximately 4% of our 2008 revenue, offered a patented line of heating, ventilation and air conditioning and lighting controllers under the eMAC and uMAC brand names.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and products that we purchase and resell to our clients.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a couple days to a year or more to complete, with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public sector markets.  We recognize the revenue on smaller, shorter term projects on a completed contract basis and on larger, longer projects we utilize the percentage-of-completion method for revenue recognition. All of our revenue is earned in the United States.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales for our business consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.

Gross profit is a key metric that we use to evaluate our performance. Gross profit depends in large part on the volume and mix of products and services that we sell during any given period.

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

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.), and any identifiable intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.), with the balance recorded as goodwill.  We amortize the value of certain intangible assets over their estimated useful lives as a non-cash expense.

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

Dividend Expense

Dividend expense relates to our Series A-1 preferred stock, all of which were converted to common stock on August 10, 2009.

Three months Ended September 30, 2010 Compared to Three months Ended September 30, 2009

Consolidated Results

	Three Months Ended
	September 30,		Change
	2010	2009	$	%

Revenue	$28,077	$21,003	$7,074	33.7%
Cost of sales	22,100	16,524	5,576	33.7%
Gross profit	5,977	4,479	1,498	33.4%

Selling, general and administrative expenses	6,261	5,731	530	9.2%
Amortization of intangibles	147	269	(122)	-45.4%
Operating Loss	(431)	(1,521)	1,090	-71.7%

Other income (expense)	49	(1,974)	2,023	-102.5%
Loss from continuing operations	(382)	(3,495)	3,113	-89.1%

Loss from discontinued operations	—	(396)	396	-100.0%
Net loss	(382)	(3,891)	3,509	-90.2%

Preferred stock dividends	—	(297)	297	-100.0%
Net loss available to common stockholders	$(382)	$(4,188)	$3,806	-90.9%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	September 30,
	2010	2009

Revenue	100.0%	100.0%
Cost of sales	78.7%	78.7%
Gross profit	21.3%	21.3%

Selling, general and administrative expenses	22.3%	27.3%
Amortization of intangibles	0.5%	1.3%
Operating Loss	-1.5%	-7.2%

Other income (expense)	0.2%	-9.4%
Loss from continuing operations	-1.4%	-16.6%

Loss from discontinued operations	0.0%	-1.9%
Net loss	-1.4%	-18.5%

Preferred stock dividends	0.0%	-1.4%
Net loss available to common stockholders	-1.4%	-19.9%

Revenue.  Our consolidated revenue for the three-month period ended September 30, 2010 increased $7.1 million or 33.7%, to $28.1 million from $21.0 million for the same period during 2009.  Contributing to this increase was higher revenue from our new utility program management initiative and our new FRR contract.  Both of these businesses are new initiatives we began in late 2009 and both started generating meaningful revenue earlier this year.  Revenue generated in our C&I markets declined slightly, while revenue from our public sector markets increased slightly.  We expect our C&I business to have a stronger fourth quarter, but to end the full year flat to down slightly when compared to 2009 as it appears that customers in this market continue to remain cautious about making significant expenditures.

While revenue from our public sector markets was higher during the third quarter of 2010 when compared to the third quarter of 2009, year-to-date revenue continues to lag last year’s results primarily as a result of customer uncertainty earlier this year regarding funding sources.  We believe that this situation has largely been resolved and we expect higher revenues during the fourth quarter relative to 2009 to continue to help make up for the lower revenue experienced earlier in the year.  However, we believe that full year revenue from this market will be down slightly from 2009 levels, though we expect to enter 2011 with a larger contracted backlog than we had at the beginning of 2010.

Revenue from our two new initiatives are expected to continue to increase into the fourth quarter of 2010 as these businesses continue to ramp up.  The combination of these factors is expected to result in higher revenue during the fourth quarter of 2010 when compared to both the third quarter of 2010 and the fourth quarter of 2009.

Gross Profit.  Our gross profit for the third quarter of 2010 was $6.0 million, a $1.5 million or 33.4% increase when compared to the $4.5 million in gross profit earned during the third quarter of 2009.  The increase in our gross profit was the direct result of the increase in our revenue for the quarter.  Our gross margin for the third quarter of 2010 was 21.3%, which was unchanged from the levels earned during the third quarter of 2009.  We expect a slight increase in our gross margin during the fourth quarter of 2010 as our utility program management and C&I businesses are projected to become a larger portion of our total revenue.

Selling, General and Administrative Expense.  Our selling, general and administrative expense increased $530 thousand or 9.2%, to $6.3 million during the third quarter of 2010 from $5.7 million during the third quarter of 2009.  Our SG&A expense as a percentage of revenue declined from 27.3% for the third quarter of 2009 to 22.3% for the third quarter of 2010.  We have taken steps to reduce the SG&A expense in our C&I and public sector businesses as both of these markets are expected to experience slight declines in their full year revenue.  These reductions were more than offset by SG&A expense associated with our two new business initiatives — our utility program management business and direct government business through the FRR contract.  These new initiatives will contribute to an increase in our SG&A expense in future periods, but we expect the rate at which our total SG&A expense will grow will be lower than that of our consolidated revenue, resulting in continued reductions in our SG&A expense as a percentage of revenue.

Amortization of Intangibles.  Amortization expense declined $122 thousand to $147 thousand for the third quarter of 2010 compared to $269 thousand for the third quarter of 2009.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past four years have become fully amortized.  Amortization expense is expected to be $117 thousand during for the fourth quarter of 2010.

Other Non-Operating (Expense) Income.  Other expense declined $2 million, resulting in income of $49 thousand for the third quarter of 2010 compared to expense of $2 million for the third quarter of 2009.  Interest expense was $7 thousand for the three-month period ended September 30, 2010, a decrease of $2 million when compared to $2 million for the same period during 2009.  The components of interest expense for the three-month periods ended September 30, 2010 and 2009 are as follows:

Three months ended September 30,	2010	2009

Note payable	$—	$22
Mortgage	5	5
Subordinated convertible notes	—	81
Other	2	28

Total contractual interest	7	136

Amortization of deferred issuance costs and debt discount	—	930

Beneficial conversion value of change in conversion price of subordinated notes	—	938

Total interest expense	$7	$2,004

Our contractual interest declined $129 thousand to $7 thousand for the three-month period ended September 30, 2010 from $136 thousand for the same period during 2009.  The decline was the result of the repayment of our notes payable and conversion of our subordinated notes during late 2009.  During the third quarter of 2009 we wrote-off the balance of our deferred issuance costs of $930 thousand and incurred a charge of $938 thousand when we converted all of our outstanding subordinated convertible notes into shares of common stock at a conversion price that was lower than the stated conversion price on the notes.

Interest income increased $26 thousand to $56 thousand during the third quarter of 2010, from $30 thousand during the third quarter of 2009.  Approximately $43 thousand of the interest income recognized during the third quarter of 2010 was amortization of the discount on our long-term receivables, compared to $27 thousand recognized during third quarter of 2009.

Discontinued Operations.  During the three-month period ended September 30, 2009 we reported a $396 thousand loss from discontinued operations related to our former Energy Technology business.  We sold this business in August 2009, therefore there was no loss from discontinued operations reported during the 2010 period.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Consolidated Results

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%

Revenue	$57,398	$50,523	$6,875	13.6%
Cost of sales	45,373	40,397	4,976	12.3%
Gross profit	12,025	10,126	1,899	18.8%

Selling, general and administrative expenses	18,788	16,513	2,275	13.8%
Amortization of intangibles	472	927	(455)	-49.1%
Operating Loss	(7,235)	(7,314)	79	-1.1%

Other income (expense)	129	(2,815)	2,944	-104.6%
Loss from continuing operations	(7,106)	(10,129)	3,023	-29.8%

Loss from discontinued operations	—	(1,425)	1,425	-100.0%
Net loss	(7,106)	(11,554)	4,448	-38.5%

Preferred stock dividends	—	(1,499)	1,499	-100.0%
Net loss available to common stockholders	$(7,106)	$(13,053)	$5,947	-45.6%

The following table presents the percentage of certain items to revenue:

	Nine Months Ended
	September 30,
	2010	2009

Revenue	100.0%	100.0%
Cost of sales	79.0%	80.0%
Gross profit	21.0%	20.0%

Selling, general and administrative expenses	32.7%	32.7%
Amortization of intangibles	0.8%	1.8%
Operating Loss	-12.6%	-14.5%

Other income (expense)	0.2%	-5.6%
Loss from continuing operations	-12.4%	-20.0%

Loss from discontinued operations	0.0%	-2.8%
Net loss	-12.4%	-22.9%

Preferred stock dividends	0.0%	-3.0%
Net loss available to common stockholders	-12.4%	-25.8%

Revenue.  Our revenue for the nine months ended September 30, 2010 was $57.4 million, representing a 13.6%, or $6.9 million increase when compared to the $50.5 million earned during the nine months ended September 30, 2009.  Revenue from sales in our C&I market and public sector market were both down slightly for the nine-month period when compared to the same period last year.  These revenue declines were offset by higher revenue from our utility program management division and FRR contract.  Neither the utility program management division nor the FRR contract generated any revenue during the first nine months of 2009.

C&I revenue for the first nine months of 2009 benefited from several projects that carried over from a very strong fourth quarter of 2008, whereas a weaker fourth quarter of 2009 resulted in fewer projects carrying over into the first nine months of 2010, contributing to the decline in revenue when compared to the same period during 2009.  While we expect C&I fourth quarter revenue to exceed the revenue earned during last year’s fourth quarter, we believe our full year C&I revenue will be flat to down slightly when compared to the revenue earned in 2009, as customers continue to be cautious with their capital expenditures given the current economic environment.

We believe that the decline in revenue in our public sector market during the first nine months of 2010 was primarily caused by uncertainty regarding financing sources for our public sector clients.  We also believe that these issues have largely been resolved and expect that our fourth quarter revenue for this market will exceed the revenue earned during the fourth quarter of 2009.  However, we don’t believe that we will be able to make up all the revenue lost earlier in the year, as a result we expect that full-year revenue from this market will end the year slightly lower than 2009.

Gross Profit.  Our gross profit for the nine-month period ended September 30, 2010 was $12.0 million, a $1.9 million, or 18.8%, increase over the $10.1 million earned during the same period in 2009.  The increase in our gross profit was the result of higher revenue in combination with higher gross margins earned during the period.  Our gross profit margin was 21.0% for the nine-month period ended September 30, 2010, compared to 20.0% for the nine months ended September 30, 2009.  The increase in the gross margin was the result of improved margins in our C&I business and contributions from our new utility program management division.

Selling, General and Administrative Expense.  Our selling, general and administrative expense for the nine-month period increased $2.3 million or 13.8%, to $18.8 million compared to $16.5 million for the same period during 2009.  Our SG&A expense as a percentage of revenue remained unchanged at 32.7%  of revenue for the nine month period.  We have taken steps to reduce SG&A expense in our C&I and public sector businesses as both of these markets are expected to experience slight declines in their full year revenue.  These reductions were more than offset by SG&A expense associated with our two new business initiatives — our utility program management business and direct government business through the FRR contract.

Amortization of Intangibles.  Amortization expense declined $455 thousand to $472 thousand during the first nine months of 2010 from $927 thousand during the first nine months of 2009.  Amortization expense has declined as intangible assets associated with acquisitions we made over the past four years have become fully amortized.

Other Non-Operating (Expense) Income.  Other expense declined $2.9 million, resulting in income of $129 thousand during the nine-month period ended September 30, 2010 when compared to $2.8 million of expense for the year earlier period.  Interest expense was $25 thousand for the first nine months of 2010 compared to $2.9 million for the first nine months of 2009.  The components of interest expense for the nine-month periods ended September 30, 2010 and 2009 are as follows:

Nine months ended September 30,	2010	2009

Lines of credit	$—	$53
Note payable	—	75
Mortgage	15	14
Subordinated convertible notes	—	329
Other	10	72

Total contractual interest	25	543

Amortization of deferred issuance costs and debt discount	—	1,426

Beneficial conversion value of change in conversion price of subordinated notes	—	938

Total interest expense	$25	$2,907

Total contractual interest (the interest on outstanding loan balances) decreased $518 thousand to $25 thousand during the first nine months of 2010 from $543 thousand during the first nine months of 2009.  The reduction in contractual interest was the result of the repayment of our line of credit and notes payable and the conversion of our subordinated notes to common stock during the second half of 2009.  Total interest expense for the nine-month period ended September 30, 2009 included $1.4 million of amortization expense associated with the deferred issuance costs on our subordinated convertible notes and a $938 thousand non-cash charge resulting from the conversion of the subordinated notes to shares of common stock at a conversion price which was lower than their stated conversion price.

Interest income increased $62 thousand to $154 thousand during the first nine months of 2010, from $92 thousand during the first nine months of 2009.  Approximately $124 thousand of the 2010 interest income was amortization of the discount on our long-term receivables, compared to $70 thousand during 2009.  The balance of the increase in interest income was due to higher average invested cash balances during 2010.

Discontinued Operations.  During the first nine months of 2009 we reported a $1.4 million loss from discontinued operations related to our former Energy Technology business.  We sold this business in August 2009, therefore there was no loss from discontinued operations reported during the 2010 period.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents (including restricted cash) of $15.8 million, compared to $23.4 million on December 31, 2009. Our debt obligations as of September 30, 2010 consisted of a mortgage of $391 thousand on our facility in Elk Grove Village, Illinois and various vehicle loans totaling $170 thousand.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

Nine months ended September 30,	2010	2009

Net cash used in operating activities	$(7,023)	$(8,083)
Net cash used in investing activities	(3,734)	(1,341)
Net cash (used in) provided by financing activities	(97)	29,907

Net (Decrease) Increase in Cash and Cash Equivalents	(10,854)	20,483

Cash and Cash Equivalents, at beginning of period	22,870	3,734

Cash and Cash Equivalents, at end of period	$12,016	$24,217

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Net unrestricted cash decreased $10.9 million during the first nine months of 2010 as compared to increasing $20.5 million during the same period in 2009.

Operating Activities

Operating activities consumed cash of $7.0 million during the nine-month period ended September 30, 2010 as compared to consuming cash of $8.1 during the same period of 2009.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, management splits the cash used or provided by operating activities into two pieces: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  By splitting the cash used or provided by operating activities this way our management believes it is easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

Nine Months Ended September 30,	2010	2009

Net Loss	$(7,106)	$(11,554)
Provision for bad debts	26	130
Share-based compensation	1,078	1,326
Preferred stock dividends	—	(1,499)
Depreciation and amortization	847	1,495
Amortization of deferred financing costs	—	15
Amortization of issuance discount	—	1,411
Issuance of stock and warrants in exchange for services received	—	13
Accrued dividend satisfied through the issuance of preferred stock	—	781
Accrued interest satisfied through the issuance of common stock	—	204
Beneficial value of change in conversion price of subordinated notes	—	938
PIK notes issued for interest	—	21
Asset impairment	—	503
Loss on disposition of fixed assets	9	13

Cash consumed by operating activities before changes in assets and liabilities	$(5,146)	$(6,203)

Changes in assets and liabilities:
Accounts receivable	$(6,327)	$493
Inventories	(285)	(310)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,682)	454
Prepaid expenses and other	(234)	526
Accounts payable	1,174	(2,217)
Accrued expenses	4,928	124
Billings in excess of costs and estimated earnings on uncompleted contracts	1,599	(420)
Deferred revenue	—	(90)
Customer deposits	(50)	(440)

Cash consumed by changes in assets and liabilities	$(1,877)	$(1,880)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Nine Months Ended September 30,	2010	2009

Cash consumed by operating activities before changes in assets and liabilities	$(5,146)	$(6,203)

Cash consumed by changes in assets and liabilities	(1,877)	(1,880)

Net cash used in operating activities	$(7,023)	$(8,083)

The cash consumed by operating activities before changes in assets and liabilities declined $1.1 million to $5.1 million during the first nine months of 2010 as compared to consuming $6.2 million during the first nine months of 2009.  The decline in the cash consumed by operating activities before changes in assets and liabilities was the result of the lower cash operating loss (excluding depreciation, amortization and share-based compensation) largely due to higher revenue and elimination of the loss from discontinued operations.  We believe that we will see additional improvements in the cash consumed by operating activities before changes in assets and liabilities if our revenue and profitability improve as we believe they will during the fourth quarter of this year.

The cash consumed by changes in assets and liabilities was $1.9 million during the first nine months of 2010, as well as during the first nine months of 2009.  The use of cash during both periods were the result of increases in revenue.  We expect our working capital requirements will peak during the fourth quarter of this year as our revenue peaks, then decline during the first quarter of 2011.  As it declines it will generate cash.  Over the longer term we expect our working capital needs to increase with increases in our sales, though we believe that our new business initiatives will have lower working capital requirements than our existing businesses, which will help to keep the growth in working capital needs to a rate that is lower than the growth of our future sales.

Investing Activities

We used $3.7 million in investing activities during the nine-month period ended September 30, 2010, compared to using $1.3 million during the nine-month period ended September 30, 2009.  During 2010  we pledged $3.3 million as collateral to support certain letters of credit which are used to obtain surety bonds.  Surety bonds are often required for our government contracts.  These letters of credit are expected to decline to approximately $1 million by the end of 2010 and should be terminated completely during 2011.  As the letters of credit are reduced or terminated our collateral will be released. We also made a net investment in property and equipment of $430 thousand during the first nine months of 2010, compared to $294 thousand during the same period of 2009.  Most of the 2010 purchases were related to the opening of a new office to support our utility program management initiative, for enhancements to our accounting system and for new construction equipment.  During the first nine months of 2009, we paid $1 million for the AEM earn-out and costs associated with the acquisition of AEM.

Financing Activities

Financing activities consumed cash of $97 thousand during the nine-month period ended September 30, 2010 as compared to generating $29.9 million during the same period in 2009.  During the first nine months of 2010 we made principal payments of $169 thousand on our debt.  This was partially offset by $72 thousand received from the sale of shares of our common stock to our employees through our Employee Stock Purchase Plan.

In March 2009 we closed on the acquisition of Advanced Biotherapy, Inc. (“ADVB”) and gained access to its cash balances of $7.4 million.  We treated this acquisition as an offering because we acquired ADVB for its cash, and we discontinued all its operations upon the closing of the acquisition.  In January 2009 we closed on tranche B of the November 2008 PIPE, generating cash proceeds of $3.3 million.  In September 2009, we completed a follow-on public offering of our common stock generating gross proceeds of $27.5 million.  We also received $45 thousand from the exercise of options and $27 thousand from new vehicle loans.  The proceeds from these transactions were partially offset by a $4 million net pay down on our line of credit; $2.8 million in transaction costs related to the acquisition of ADVB and the public offering; and $1.6 million in scheduled principal payments on our debt.

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

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  In an attempt to move the Company to a position where it can start to generate positive cash flow our management has set the following key strategies for cash flow improvement during the second half of 2010 and beyond:

•                  Focus on increasing the sales and profitability of our products and services while controlling the growth in our SG&A expense.  We believe that to a great degree our ability to generate positive cash flow is dependent on our ability to increase sales while limiting the growth of our SG&A expense and controlling changes in our gross margins.  We believe that we have built a corporate infrastructure over the past three years that is capable of supporting a large, diversified national company.  We believe that this infrastructure can support significantly higher revenue without a proportional increase in our SG&A expense.  We are focused on continually reducing our SG&A expense as a percentage of revenue with a target of reducing it to 14% or less within the next few years. We believe this is a sustainable SG&A expense ratio for the business over the longer term and reflects our expectations with respect to our ability to achieve additional operating leverage.  To achieve this target SG&A expense ratio we will need to significantly increase our revenue.   If we are able to begin to achieve this goal, while holding or improving our gross margins, we believe we will continue to generate positive cash flow, as we have done in this most recent quarter, and eventually positive earnings.

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

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2010, we issued 18,359 shares of our common stock to five of our outside directors who participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.  Such shares were issued in consideration of the recipients’ service on the Board committees on which they serve and were issued in a transaction exempt from registration pursuant to section 4(2) of the Securities Act of 1933

ITEM 6.                                                     Exhibits

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

LIME ENERGY CO.:

Dated: November 8, 2010	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal
executive officer)

Dated: November 8, 2010	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)