Form 10-K
period 2010-12-31
LIME ENERGY CO.
filed 2011-03-10
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $41,813,648 based on the reported last sale price of common stock on June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 8, 2011, there were 23,804,776 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2011 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1.                                        Business.

Overview

We are a leading provider of integrated energy engineering, consulting and implementation solutions focused on assisting our clients in the achievement of their energy efficiency goals.  We operate in three specific markets: the commercial and industrial market, the public sector market, and the utility market.  Our clients include commercial and industrial businesses, property owners and managers, utilities, energy service companies (“ESCOs”), government entities and educational institutions.  We focus on deploying solutions to improve building energy efficiency, reduce energy-related expenditures and the impact of energy use on the environment.  Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization and renewable project development and implementation.  We provide energy efficiency solutions across a range of facilities, from high-rise office buildings, distribution facilities, manufacturing plants, retail sites, mixed use complexes, large government sites to small, local facilities.

We believe the following factors continue to drive demand for energy efficiency services in the U.S. commercial and industrial, public sector and utility markets:

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

•                  increasing pressure on corporations to establish and attain sustainability goals; and

•                  the migration towards a low-carbon economy which will potentially place a price or tax on the carbon emissions of our clients.

We offer our clients a full range of services to address their energy efficiency goals based on our ability to identify and deliver significant returns on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs.  Our turnkey services include:

•                  Energy Consulting and Technical Services:  We apply our engineering expertise to analyze each client’s energy consumption and operational needs and develop customized energy efficiency and renewable energy solutions.  Our energy engineering and consulting services include sustainability consulting, energy auditing, energy master planning, project development services, design engineering and facility retro-commissioning.  We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

•                  Implementation:  We provide complete turnkey implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization and renewable project development and implementation, including solar, biomass and geothermal.  We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.  Our professionals’ extensive knowledge in energy efficiency solutions enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

•                  Energy Asset Development and Management:  We leverage our engineering, implementation and project finance experience and capabilities to provide energy asset development and management services to our clients who wish to benefit from alternative and/or renewable energy sources.  In this role we serve two sets of clients: the energy consumer and investors.  For the energy consumer, we perform project feasibility assessments, evaluate alternative technologies, estimate economic returns, arrange debt and equity financing, manage the design and construction process, and operate the asset under a long-term power purchase agreement.  For our investor clients, we source, qualify and structure investment opportunities to maximize risk-adjusted returns, then manage the design and construction process and operate the assets under long-term power purchase agreements.  In some limited situations, we take equity positions in these investments.

We serve a wide range of commercial, industrial, utility and public sector clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly.  We also work for a number of utilities for which we manage or operate under their energy demand-side management programs.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with public sector clients, we assist the ESCOs by providing energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.

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

In June 2006 we established our Energy Efficiency Services business through the acquisition of Parke P.A.N.D.A. Corporation (“Parke”).  Parke is an energy services provider specializing in the design, engineering and installation of energy efficient lighting upgrades for commercial and industrial users.  During 2006 and 2007 we expanded this business through the acquisition of several other small energy engineering and implementation providers focused on the commercial and industrial markets.

On September 13, 2006 we changed our name to Lime Energy Co. to reflect our new Energy Efficiency Services focus.  Lime is an acronym for Less is More Efficient, which reflects our focus on reducing energy consumption.

In December 2006 we discontinued the active marketing of our original product, EnergySaver, due to changes in lighting technology, which in our view limited the future market for the product.

On February 25, 2008, our stock began trading on the NASDAQ Capital Market under the trading symbol “LIME.”

In June 2008, we acquired Applied Energy Management, Inc. (“AEM”).  AEM provides energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions.  In addition, it provided mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities through its ESCO partners.

In August 2009, we sold the assets of Maximum Performance Group, Inc. (“MPG”) which comprised our Energy Technology business.

During 2009, we established our utility services business and in late 2009 we won our first contract to provide utility demand-side management services.

Products and Services

Energy Consulting and Technical Services

The Energy Consulting and Technical Services business unit provides consulting, engineering and program management and implementation services for clients in the areas of energy efficiency, renewable energy and sustainability.  We utilize our technical expertise to help Lime’s clients meet their goals for energy use reduction, energy cost savings and carbon management.  Our clients are in a wide variety of sectors, including utilities, institutional, governmental, commercial and industrial.  Our services include:

•                  Utility Program Management and Implementation — we provide utilities with a single point solution for delivering energy efficiency resources.  Our wide range of services includes program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures. We assist our utility clients to meet state mandated Energy Efficiency Resource Standards (EERS), stimulating local economies, creating green jobs and making significant reduction to the environmental impacts of utility operations.

•                  Energy Project Development — our team of engineers are the first line in the development of turnkey design-build energy efficiency and renewable energy projects.  They conduct building energy audits, analyze energy consumption data, and perform financial analyses of various energy conservation alternatives.

•                  Energy Engineering — we perform energy audits of clients’ facilities including building modeling, alternative analysis and preliminary design review.  Our deliverables include preliminary assessments, detailed audits and investment grade audits.

•                  Consulting — we provide all of the planning and technical execution for our clients’ building portfolio, including solutions for energy procurement, energy usage, on-site generation and accessing incentives and grants for energy projects.  Services include retro-commissioning and LEED consulting.

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

•                  Mechanical and Electrical Conservation Services.  Our mechanical and electrical conservation services include the development, design, analysis, implementation and commissioning of mechanical and electrical efficiency projects at our client’s facilities. Mechanical projects utilize technology to increase the efficiency of HVAC systems. Heating technologies decrease energy consumption through the use of steel and sectional boilers, and more efficient burners with dual fuel technologies to take advantage of fuel switching opportunities and economizers to reduce exhaust gas temperatures.  Cooling technologies provide more efficient water or air cooled chillers, air handling equipment, roof top units, split systems and packaged equipment.  Other mechanical projects include heat recovery, air compressor staging and upgrades.  Electrical projects involve motor replacements, use of variable frequency drives, automated control systems and power factor correction and require regional installation and technical support.

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

Asset Development and Management:

We leverage our engineering and implementation capabilities and experience to provide energy asset development and management services to our clients who wish to benefit from alternative and/or renewable energy sources.  In this role we serve two sets of clients: the energy consumer and investors.  Our services in this area include:

•                  Project feasibility and technology assessment.  We utilize our extensive engineering, construction and financial experience to review and analyze the feasibility of constructing, financing, structuring and operating prospective energy projects utilizing available alterative technologies in a way that will meet our clients’ objectives for the project.

•                  Sourcing, qualifying and structuring investment opportunities.  We utilize our internal business development resources as well as extensive network of industry contacts to identify opportunities to invest in energy projects.  These opportunities may be with existing customers or prospective customers or may involve responses to requests for proposals.  Once we identify an opportunity we evaluate the risks and feasibility of structuring and implementing the project within our investor clients’ guidelines.  If the project meets all our criteria, we will negotiate and structure all the associated agreements on our client’s behalf.

•                  Project financing.  We will arrange long-term financing for the project once all the rights have been secured.

•                  Design and construction process management.  We utilize our expertise in energy engineering and project management to oversee the design and construction of the energy asset on our client’s behalf.  We attempt to utilize the services of other areas of Lime to self perform this design and/or construction whenever feasible.

•                  Asset management.  Once a project is complete, we manage and operate the asset for our client under a long-term asset management agreement.

In some limited situations, we may take equity positions in alternative and/or renewable energy assets.  In 2010, we acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida with the intention of building a 4.2 megawatt landfill gas to electricity generating facility on the site.  We made this investment to establish ourselves in the asset development and management business and because we believe that this investment will generate consistent long-term revenue and earnings and deliver a strong return to our stockholders.

We believe we have a national presence in all the key states which have instituted mandates and initiatives to support facility energy efficiency  and renewable energy projects.  We have approximately 400 employees in 19 offices across 10 states.  Our offices are staffed with professionals who have significant expertise in facility energy efficiency engineering and consulting and the implementation of a wide range of related technologies for both the commercial and industrial and the public sector markets.  We are able to maintain a highly scalable and leveragable platform by deploying our professional employees to work on projects in either market based on our work requirements and local end client needs.

Sales and Marketing

Commercial and Industrial

As of December 31, 2010, we employed a sales force comprised of 45 sales personnel operating out of 19 offices across the country.  Our sales force is organized into teams and is compensated based on the revenues generated by each team in addition to a base salary.  We actively pursue new talent and have been successful in hiring sales personnel with highly-relevant industry expertise as well as training sales personnel who are new to the industry.  Our sales force has experienced low turnover and we believe is positioned to handle our expected growth.

We expect to continue to have significant new business opportunities with our existing clients and to generate business from new clients through a combination of referrals, trade shows and cold calls.  We employ a sophisticated proposal system combining proposal-generation software and a proprietary database based on our many years of experience in the energy efficiency business.

The extensive training and education of our sales force is a key to our success.  Our sales force attends national and regional meetings each year where they review our sales model and our senior engineering team provides details on the latest technologies available in the energy efficiency solutions market.  Our sales force receives regular updates on our expanded service offerings, the latest available rebate incentives and financing sources.

We have established a clearly defined sales approach designed to shorten sales cycles, increase closing rates and help forecast future sales.

In addition to our sales group, we employ three full-time and two part-time marketing personnel focusing on vertical market segments directly targeting our potential clients’ industries.

Public Sector

We work on public sector energy efficiency projects through our ESCO relationships and on a direct basis with public sector entities.  Our sales and development efforts to the public sector are focused on supporting and building relationships with ESCOs, responding to requests for proposals issued by public entities when the services of an ESCO are not required and developing opportunities with public institutions that are not potential customers for our ESCO partners.  We have positioned ourselves in these markets as a supplier of a comprehensive set of products and services to the end user.  We believe that the combination of energy engineering and consulting expertise and regional implementation capabilities will contribute to continued growth in this sector.  We believe there are few competitors that can provide a comparable depth of energy efficiency solutions over a similar range of geographies.

Utility Sales

We have a team that is dedicated to developing and responding to opportunities to expand our utility services business.  This team markets directly to utilities that are prospects for demand-side management programs and attend industry conferences to explain our capabilities and review our successes.  We believe that the biggest selling point for our utility services is our track record of exceeding the goals placed upon us under the contracts we were awarded in New York and New Jersey.

Clients

During 2010, Niagara Mohawk Power Corp. (aka National Grid), a customer of our utility program management business, represented approximate 17% of our consolidated billings, while during 2009, Honeywell International, Inc. and Johnson Controls, Inc., both ESCOs, each accounted for approximately 15% of our consolidated revenue.  No other customer exceeded 10% of our consolidated revenue during these periods.

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

In late 2009 we entered into our first direct contract with a government agency when we assumed the rights under a contract with the U.S. Army Corps of Engineers to act as one of three qualified contractors under its Facilities Repair and Renewal program (“FRR”).  Under this program we bid as a design build general contractor to the Corps of Engineers.  We have won three contracts worth approximately $15 million under the FRR program since becoming a qualified contractor.   Subsequent to this, we were awarded several contracts with the U.S. Post Office to perform energy efficiency upgrades on postal facilities on the east coast, and in the southeast, southwest and Great Lakes regions.  During 2010, we also won business from a northeast hospital to implement comprehensive energy efficiency upgrades.   We believe that there will be other opportunities in the future to contract directly with the government and quasi-government agencies where the agency does not require the services of one of our ESCO partners.

Utility Program Management

Utility demand-side management programs have existed for more than 20 years in the U.S., primarily in northeast and west coast states.  Companies have been providing various forms of management services to utilities for these programs since their inception.  Traditionally these suppliers have been large consulting firms that design the programs for the utility and/or provide program administration.  In most cases they set up a network of trade ally contractors that are trained in the incentive program details, and these contractors develop and implement the projects at utility customers’ facilities.  As more states have adopted energy efficiency portfolio standards (EEPS) that include aggressive goals for utilities, along with penalties for failing to meet the goals, utilities are increasingly looking at the direct install implementation method — which traditionally has been used to access hard-to-reach markets such as residential and small commercial & industrial.

Utilities that have not historically utilized demand-side management programs have begun to implement them and utilities that have used these programs in the past are looking to expand them.  In some states this is driven by the need to achieve these EEPS goals, while other states have mechanisms for the utilities to earn a profit by implementing these programs.  As the demand for these programs has grown, new players have entered the market to supply various forms of services to support the programs.  These new competitors include primarily smaller regional engineering firms and regional electrical and mechanical contractors.

Our focus has been on assisting utilities promote energy efficiency to the small business market through small business direct install programs.  We feel that our capabilities in marketing, engineering, energy auditing, project management and installation, in combination with the IT platform we have developed to support these activities, permits us to efficiently and effectively deliver the energy efficiency goals of these utilities.  We believe that this has been demonstrated by the success we have achieved on our first two utility contracts, where our performance exceeded our goals and far exceeded the performance of any competitor.

We expect that competition in this market will continue to increase as the number and size of utility programs increases.  However, we believe that we are well positioned to compete for and win additional utility contracts in the future because of our combination of capabilities and track record of success.

Asset Development and Management

There are many entities in the U.S. that develop and manage energy producing assets, from the largest utilities, municipalities and ESCOs to equipment suppliers and individual entrepreneurs.  We have chosen to focus on the development and management of projects that typically fall below the minimum project size for the larger, more active players in this market.  This end of the market has historically been serviced by entities that have had difficulty obtaining capital to complete projects and don’t have the depth or breadth of skills that we possess in areas such as engineering, finance, project management and/or construction.  While a portion of our business will result from responses to requests for proposals that are generally open to any qualified bidder, we believe that a significant portion of our business will come from existing or prospective customers of other areas within our Company, which should be generally less competitive in nature.

The other area of competition in this market is the competition for capital.  Typically the returns generated by the types of assets we plan to develop are largely driven by tax attributes, including accelerated depreciation, production tax credits and investment tax credits.  Even if we become profitable within the near future, as we believe we will, we have significant net operating tax loss carry forwards that will negate or greatly reduce the value of these tax attributes for us for some period of time.  We will therefore be seeking investors who can take advantage of these tax benefits to provide equity for our projects.  We will be competing with other investment alternatives for this capital as well as with other developers of energy assets.

Compliance with Environmental Laws

Our sale of products and services generally does not require compliance with federal, state or local environmental laws.  Our implementation services use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Intellectual Property

As of December 31, 2010, we had three registered trademarks or service marks and one copyright.

Employees

As of March 1, 2011, we had 270 full time employees and 94 part time or temporary employees, of which 75 were management and corporate staff, 13 were engineers, 63 were engaged in sales, sales support or marketing and 213 were engaged in project management, product installation, customer support and field service.

Item 1A.                                Risk Factors.

Risks Related to our Business

We have a limited operating history under our current business model in a rapidly evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

Our business has evolved substantially over time through organic growth and strategic acquisitions.  Our current business model has only been in operation since June 2006, when we launched our Energy Efficiency Services business in the commercial and industrial market. Accordingly, we have only a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:

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

•                  attract, integrate, retain and motivate qualified personnel; and

•                  respond to competitive developments.

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

We have experienced annual losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. We must increase sales while maintaining or improving our margins to operate profitably and sustain positive operating cash flows. We may be required to reduce the prices of our services in order to increase sales. If we reduce prices, we may not be able to reduce costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we have spent and expect to continue to spend significant funds for: (i) general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (ii) acquisitions. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be adversely affected. If we experience slower than anticipated revenue growth or if the gross margins we earn on our sales are lower than expected or our operating expenses exceed our expectations, we may not achieve profitability in the future or if we achieve profitability in the future, we may not be able to sustain it.  As we grow, our working capital requirements are likely to increase.  We may need to increase the size of our bank working capital line to support this increased working capital.  If in the future we cannot obtain additional bank financing it could limit our ability to grow our business to the point that it is profitable on a consistent basis.

In addition, because of our negative cash flow, we have funded our operations through the issuance of common and preferred stock and debt. Our ability to continue to operate until our cash flow turns positive on a consistent basis may depend on our ability to continue to raise additional funds through the issuance of equity or debt. If we are not successful in raising any needed additional funds, we might have to significantly scale back or delay our growth plans, or sell or shut down some of our businesses. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our services and technologies, which could have a material adverse effect on our business, results of operations and financial condition.

The recent widespread economic downturn and uncertainty and turmoil in the equity and credit markets could adversely impact our clients, diminish the demand for our services and products, and harm our operations and financial performance.

The energy efficiency solutions marketplace has experienced rapid evolution and growth, but the recent economic recession has increased the reluctance of some of our commercial and industrial customers to invest in energy efficiency projects, even those that offer strong ROIs.  We are not sure if conditions in this market will worsen or improve during coming months or how customers will react as the economy continues its recovery. The recession also may cause reductions or elimination of utility or government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition as a result of the recession may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.

Further, the sales of our energy efficiency solutions are made on the basis of contracts that often permit our customers to terminate the engagement prior to completion rather than long-term purchase commitments and consequently our clients may cancel, delay or otherwise modify their purchase commitments in response to economic pressures with little or no consequence to them and with little or no notice to us. Whether in response to an economic downturn affecting an industry or a client’s specific business including its bankruptcy or insolvency, any cancellation, delay or other modification in our clients’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue.

It is difficult for us to estimate our future quarterly operating results.

A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the last two quarters of each year. The concentration of earnings and cash flow in the fourth quarter is primarily due to our clients’ budget cycles.  Further, many of our clients purchase our energy efficiency solutions on the basis of cancellable short-term agreements for projects that can be completed in a matter of weeks rather than long-term purchase commitments.  Consequently, we do not have a constant and predictable stream of revenue from those clients.  Additionally, because a few large public sector projects are often responsible for a significant portion of our revenue, the level of activity, initial project delays or gaps between projects have historically led to significant fluctuations of revenue on an irregular basis throughout the fiscal year.  Also, many utility contracts are subject to changes in state budget allocations for the programs.  We have already experienced a situation where funds allocated for a program we were operating under were diverted to other uses with no warning, reducing our expected revenue under this program.  As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.

The energy efficiency solutions market is highly competitive, and we expect competition to increase and intensify as the energy efficiency solutions market continues to evolve. We face strong competition primarily from lighting and lighting fixture manufacturers, lighting fixture distributors, providers of energy efficiency lighting upgrades and maintenance, small regional providers of energy efficiency solutions and local electrical and mechanical contractors and engineering firms.  As we extend energy efficiency offerings that are currently available to our public sector clients to our commercial and industrial clients, we expect to face additional competition from providers of those services in the commercial and industrial market. We compete primarily on the basis of client service and support, quality and scope of services and products, cost of services and products, ability to service clients on a national level, name recognition and financial resources and performance track record for services provided.

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

A significant number of our public sector contracts require surety bonds to guarantee our performance and payment to our suppliers and subcontractors. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors.  Some sureties in the past have required us to post collateral, guarantees, agreements of indemnity and letters of credit to secure the performance and surety bonds.  Our available collateral may be insufficient to support our increasing need for surety bonds, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. If we are unable to obtain surety bonds, our business, results of operations and financial condition could be materially adversely affected.

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

Historically, we did not have long-term contracts with our clients, and our dependence on individual key clients varied from period to period as a result of the significant size of some of our retrofit and multi-facility projects.  During 2010, one client of our utility program management business accounted for approximately 17% of our consolidated revenue, while two ESCO clients accounted for approximately 30% of our consolidated 2009 revenue.  We expect utility program management and large retrofit projects to become a greater component of our total revenue in the near term. As a result, we may experience more client concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant clients could have a material adverse effect on our business, results of operations and financial condition in any given future period.

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

If we cannot find investors to provide the equity for projects to be developed by our new Asset Development and Management business the growth of this business will be limited.

We do not have sufficient capital to make significant investments in projects such as the Zemel Road landfill gas to electricity project, nor can we take advantage of the tax benefits generated by these types of investments.  Therefore, to continue to grow this business we will need to find third parties willing to provide the equity for these projects.  If we are unable to find such investors the future growth of this business will be limited.

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

We intend to undertake a number of strategies in an effort to grow our revenue. If we are successful, our revenue growth may place significant strain on our current resources. To properly manage any future revenue growth, we must continue to improve our management, operational, administrative, accounting and financial reporting systems and expand, train and manage our employee base, which may involve significant expenditures and increased operating costs. Due to our limited resources and experience, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. If we are unable to manage our anticipated revenue growth effectively, the quality of our client care may suffer, we may experience client dissatisfaction, reduced future revenue or increased warranty claims, and our expenses could substantially and disproportionately increase. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our recently completed public offering and the conversion of our outstanding preferred stock and the conversion of all of our outstanding convertible notes.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $92 million as of December 31, 2010, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  In addition, future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

There were 23,804,776 shares of our common stock outstanding as of March 8, 2011, of which a total of 12 investors beneficially own in the aggregate approximately 63%.   As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

Item 1B.                               Unresolved Staff Comments.

Not applicable.

Item 2.                                        Properties.

Our headquarters are located at 1280 Landmeier Road in Elk Grove Village, Illinois. This facility is approximately 13,000 square feet and houses the corporate headquarters and a warehouse. We acquired this facility in August 1998. There is a mortgage on the building that matures in October 2012.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Aiea, HI	2,512	December 2011
Austin, TX	4,000	June 2011
Bellevue, WA	2,000	December 2011
Bethlehem, PA	8,666	December 2016
Dallas, TX	600	Month-to-month
Emeryville, CA	1,590	Month to Month
Glendora, CA	15,600	December 2013
Greensboro, NC	3,000	July 2013
Huntersville, NC	7,781	March 2013
Lee, MA	4,186	May 2013
Locust, NC	4,000	May 2011
New York, NY	2,800	March 2011
Northridge, CA	2,135	December 2014
San Diego, CA	8,200	September 2012
Williamsville, NY	5,824	November 2013
Woodbridge, NJ	11,500	January 2017

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

The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2009.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2009:
Fiscal Quarter Ended March 31, 2009	$5.00	$3.01
Fiscal Quarter Ended June 30, 2009	$5.29	$3.29
Fiscal Quarter Ended September 30, 2009	$8.94	$4.89
Fiscal Quarter Ended December 31, 2009	$6.99	$3.85

Fiscal Year Ended December 31, 2010:
Fiscal Quarter Ended March 31, 2010	$5.73	$4.30
Fiscal Quarter Ended June 30, 2010	$4.70	$2.77
Fiscal Quarter Ended September 30, 2010	$3.74	$3.02
Fiscal Quarter Ended December 31, 2010	$4.34	$3.48

Holders

As of March 8, 2011 we had approximately 1,776 holders of record, approximately 4,400 beneficial owners of our common stock and 23,804,776 shares of common stock outstanding.

Dividends

No dividends were declared or paid during the three month period ended December 31, 2010.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fourth quarter of 2010, we issued a consultant a warrant with a term of four years to purchase 5,000 shares of our common stock at $4.50 per share as partial consideration for services provided to us.

Also during the fourth quarter of 2010, we issued 250 shares of stock to 11 employees as part of our Employee Recognition Program.

In December 2010, we issued 25,319 shares to employees who participated in our Employee Stock Purchase Plan.

The sales and issuances of unregistered securities listed above were made by us in reliance upon the exemptions from registration provided under Sections 4(2) of the Securities Act of 1933, as amended.

All other sales of unregistered securities in 2010 were previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 1 through December 31, 2010	942*	$4.04	n/a	n/a

Total	942	$4.04	n/a	n/a

*            Shares surrendered to cover taxes due on restricted stock

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

Overview

General

We are a provider of integrated energy engineering, consulting and implementation solutions focused on assisting our clients in the achievement of their energy efficiency goals.  We operate in three specific markets: the commercial and industrial market, the public sector market, and the utility markets.  We perform energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical, water, weatherization, and renewable energy solutions.

We serve a wide range of commercial and industrial, public sector and utility clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly.  We also work for a number of utilities for which we manage or operate under their energy demand-side management programs.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with the public sector, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.

Our revenue increased by $24.9 million, or 35.2%, to $95.7 million during 2010 from $70.8 million during 2009.  We have invested significant capital and resources to build our business infrastructure to provide us with the operational platform to support continued future growth.

The services we provide include:

•                  Energy Engineering and Consulting:  We apply our engineering expertise to analyze each client’s energy consumption and operational needs and develop customized energy efficiency and renewable energy solutions.  Our energy engineering and consulting services include sustainability consulting, energy auditing, energy master planning, project development services, design engineering and facility retro-commissioning.  We also provide design review and analysis of new construction projects to maximize energy efficiency and sustainability, project management of energy-related construction, and processing and procurement of incentive and rebate applications.

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

•                  Energy Asset Development and Management:  We leverage our engineering and implementation capabilities and experience to provide energy asset development and management services to our clients who wish to benefit from alternative and/or renewable energy sources.  In this role we serve two sets of clients: the energy consumer and investors.  For the energy consumer, we perform project feasibility assessments, evaluate alternative technologies, estimate economic returns, arrange debt and equity financing, manage the design and construction process, and operate the asset under a long-term power purchase agreement.  For our investor clients, we source, qualify and structure investment opportunities to maximize risk-adjusted returns, then manage the design and construction process and operate the assets under long-term power purchase agreements.  In some limited situations we take equity positions in these investments.

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

Revenue includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our customers.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis.  Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract.  Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue.  The time it takes to complete our projects ranges from less than a day for a small project under a utility program to four to eight months or longer for some of our larger projects.

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

Revenue Concentration

During 2010, Niagara Mohawk Power Corp. (aka National Grid), a customer of our utility program management business, represented approximately 17% of our consolidated revenue, while Honeywell International, Inc. and Johnson Controls, Inc., both ESCOs, each accounted for approximately 15% of our consolidated 2009 revenue.  We have relationships with large ESCOs that have historically provided repeat revenue and have represented a significant percentage of revenue in any given period.  We expect large ESCO projects to continue to be a significant component of our total revenue. In addition, in late 2009 we began serving as program managers to some utilities.  These programs, like the one we have with National Grid, have become significant contributors to our consolidated revenue and are expected to continue to be in future periods.  As a result, we may experience greater client concentration in future periods than we have in the past.

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

Amortization of Intangibles

When we acquire other companies we are required to allocate the purchase price between identifiable tangible and intangible assets, with any remaining value allocated to goodwill.  The value allocated to intangible assets is amortized over the estimated life of the related asset.  The acquisitions we completed within 2006, 2007 and 2008 resulted in approximately $8.3 million of intangible assets that are being amortized over periods ranging from 1 month to 20 years.  Approximately $2.7 million of these assets were determined to have indefinite lives and were not being amortized.  We determined during 2009 that this indefinite lived asset, which was comprised of the Parke trade name, was impaired due to our decision to operate all of our businesses under the Lime Energy name.  As a result, we incurred a one-time, $2.7 million non-cash impairment charge during the fourth quarter of 2009 when we reduced this intangible asset’s value to $0.  We recorded total amortization expense of $588,000, $1.2 million and $1.6 million in each of the years ended December 31, 2010, 2009 and 2008, respectively.  Based on the value of the intangible assets we are currently carrying, we expect to record amortization expense of $669,000 and $693,000 during 2011and 2012, respectively.

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

Rapid Growth in our Utility and Direct Federal Markets

During 2009 we began marketing our services to two new markets: the utility market and direct federal market.  While sales into these new markets did not contribute significantly to our consolidated results in 2009, combined they represented more than 30% of our consolidated 2010 revenue.  While our experience in both markets is still very limited, we believe that the combined effect of the growth in these markets is likely to contribute to a reduction in the seasonality of our revenue and that these businesses are likely to require less working capital to support a given amount of revenue when compared to that of our other markets.  The gross margin earned on sales to the direct federal market appears as though it will be much lower than the margins earned in other markets, but we believe this will be offset by lower

SG&A expense required to support sales in this market.  The gross margins earned in the utility market appear to be similar to those earned in some of our existing markets, but we believe the utility market will require less SG&A expense to support a given level of revenue than required in these other markets.   The combination of these factors, as each of these markets continues to grow at different rates is likely to reduce the value of our historical results as an indicator of our future performance.

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

AEM Transaction

On June 11, 2008, we acquired AEM.  AEM provides energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions.  In addition, it provides mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities, all markets that we had not previously participated in.  At that time, the majority of AEM’s clients were ESCOs and it operated primarily on the East Coast.  Because of the significance of this acquisition, our historical operating results prior to June 2008 are not expected to be indicative of our future operating results. In particular, we expect our revenue and expenses to increase substantially as a result of this acquisition. The following table reflects our historical operating results for selected income statement line items for the year ended December 31, 2008, and the same line items on a pro forma basis assuming the AEM acquisition and the related financing transactions occurred effective January 1, 2008:

	Year ended December 31, 2008
		Pro-forma
	Actual	(un-audited)

Revenue	$54,975	$65,112
Cost of sales	43,281	51,682
Gross profit	11,694	13,430

Selling, general and administrative	18,100	22,306
Amortization of intangibles	1,568	2,129
Operating loss	(7,974)	(11,005)

Total other income (expense)	(2,581)	(3,393)

Loss from continuing operations	(10,555)	(14,398)

Loss from discontinued operations	(2,480)	(2,480)

Loss before income tax benefit	(13,035)	(16,878)

Income tax benefit	—	—

Net Loss	(13,035)	(16,878)

As a result of our acquisition of AEM, our pro forma revenue and gross profit were higher than our actual revenue and gross profit and our pro forma SG&A expense was higher than our actual SG&A expense.  The higher pro forma SG&A expense more than offset the higher gross profit, resulting in a pro forma operating loss that was greater than our actual operating loss.  Due to the interest expense that we incurred in connection with our acquisition of AEM, our pro forma net interest expense was higher than our actual net interest expense.  All of this contributed to a pro forma net loss that exceeded our actual net loss.

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

Public Offering

On September 25, 2009, we completed an underwritten follow-on public offering of our common stock, receiving $27,500,000 in gross proceeds less $1,650,000 in underwriters’ discount and offering costs of $382,000.  On October 2, 2009, the underwriters exercised their overallotment and purchased an additional 750,000 shares at $5.50 per share, less a discount of 6% for total net proceeds to the Company of $3,877,500.  Proceeds from the offering were used to repay a $2 million line of credit and $1.4 million in notes payable.  The balance of the proceeds are being used for other general corporate purposes.

Zemel Road Transaction

In October 2010, we acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida, for $2.65 million with the intention of building a 4.2 megawatt landfill gas to electricity generating facility on the site.  Please see note 6 in the accompanying financial statements for additional information regarding this investment.  We made this investment to establish ourselves in the asset development and management business and because we believe that this investment will generate consistent long-term revenue and earnings and deliver a strong return to our stockholders.  However, going forward we plan to build this business as a developer and asset manager for third party investors and intend to limit our future investment in similar assets.  In this role we will earn fees for developing and managing assets owned by third party investors.

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

Historically, we have recognized revenue primarily on a completed contract basis. Under the completed contract method, revenue is recognized once the project is substantially complete, resulting in some variability in revenue. This method works well with projects that are smaller and shorter in duration. Our public sector markets, however, recognize, and will continue to recognize, all of its revenue on a percentage of completion basis.  Projects in our public sector market are generally larger in terms of revenue and longer in duration; therefore, we therefore recognize revenue throughout the term of the project on a completion method based on the percentage of costs incurred.   Approximately half of our revenue is recognized on a percentage of completion basis.  Under both methods of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is largely based upon specific knowledge of clients from whom collection is determined to be doubtful and our historical collection experience with such clients. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. During 2010 we increased our allowance by $33,000, and wrote off receivables of $296,000. As of December 31, 2010, our allowance for doubtful accounts was approximately $59,000, or 0.2% of our outstanding accounts receivable.

Amortization of Intangibles

We account for acquisitions of companies in accordance with the ASC 805, “Accounting for Business Combinations.”  We allocate the purchase price to tangible assets and intangible assets based on their fair values, with the excess of purchase price being allocated to goodwill.  The determination of the fair values of these intangible assets is based on a number of significant assumptions as determined by us, including evaluations of the future income producing capabilities of these assets and related future expected cash flows or replacement cost of the asset.  We also make estimates about the useful lives of the acquired intangible assets.  Should different conditions result in the determination that the value of the acquired intangible assets has been impaired, we could incur write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.  In accordance with ASC 350, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.

Intangible assets included acquired technology, customer and contractual relationships, client backlog, non-competition agreements and trade names. Acquired technology was initially recorded at its fair value based on the estimated after tax cost to replace the asset and is amortized over its estimated useful life on a straight-line basis.  Customer and contractual relationships represent contractual and separable relationships that we have with certain customers and partners.  These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows and are amortized over their estimated useful life.  Non-competition agreements were initially recorded based on the present value of potential profits that could be lost, should the individual initiate a competing enterprise, and are amortized over the minimum term of the non-competition agreements.  Trade name intangible assets are initially recorded at fair value based on the present value of the royalty payments that would need to be paid for the development and use of a comparable trade name should the name be unavailable to us.  Trade name intangible assets are deemed to have an indeterminate life and are not amortized.

Impairment Loss

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  During 2009, we determined that the Parke trade name was impaired as a result of our decision to operate the business under the Lime Energy name.  As a result we incurred an impairment loss of $1.6 million, net of the tax benefit, during the fourth quarter of 2009.

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

During the fourth quarter of 2010 we completed our analyses for the C&I and AEM reporting units and concluded that the implied fair value of the businesses based on the discounted current value of the estimated future cash flows substantially exceeded the carrying value, indicating that the goodwill was not impaired.  For the purposes of our analysis the AEM reporting unit included the operations of our public sector market, which was the primary source of revenue for AEM at the time of its acquisition, and utility management market, which we developed within AEM utilizing the skills and experience of its management.

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

Share-Based Compensation

We have stock incentive plans that provides for stock-based employee and director compensation, including the granting of stock options and shares of restricted stock, to certain key employees and non-employee directors. These plans are more fully described in Notes 23 and 24 to our consolidated financial statements. Consistent with ASC 718, “Share-Based Payment”, we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $1.3 million, $1.8 million and $3.8 million of stock compensation related to employee options expense, employee stock purchase plan and restricted stock grants during 2010, 2009 and 2008, respectively.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services as well as the sale of the products that we purchase and resell to our clients. All of our revenue is earned in the United States.

Our revenue includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our clients. The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. The time it takes to complete are projects range from less than one day for some of our utility program projects to eight months or more for some of our largest public sector projects.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. A portion of our expenses, such as the cost of certain salaried project management, are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses are not expected to increase proportionately with sales. Our business is also seasonal, as such, our margins will vary with seasonal changes in our revenue due to the fixed nature of some of our costs.   The gross margin earned in our different markets varies, with our direct government market generating the lowest margins and our utility and C&I markets generally earning the highest margins.  Therefore the mix of business generated from our various markets, which will change throughout the year due in part to the seasonal nature of some of the markets, will affect our consolidated gross margin.

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

Twelve-Month Period Ended December 31, 2010

Compared With the

Twelve-Month Period Ended December 31, 2009

Consolidated Results

	Twelve Months Ended		Change
	12/31/2010	12/31/2009	$	%

Revenue	$95,718	$70,802	$24,916	35.2%
Cost of sales	74,657	57,192	17,465	30.5%
Gross profit	21,061	13,610	7,451	54.7%

Selling, general and administrative	25,883	23,940	1,943	8.1%
Amortization of intangibles	589	1,221	(632)	-51.8%
Impairment loss	—	2,652	(2,652)	-100.0%
Operating loss	(5,411)	(14,203)	8,792	-61.9%

Total other income (expense)	172	(3,073)	3,245	-105.6%

Loss from continuing operations	(5,239)	(17,276)	12,037	-69.7%

Loss from discontinued operations	—	(1,786)	1,786	-100.0%

Loss before income tax benefit	(5,239)	(19,062)	13,823	-72.5%

Income tax benefit	—	1,034	(1,034)	-100.0%

Net Loss	(5,239)	(18,028)	12,789	-70.9%

Preferred Stock Dividends	—	(1,499)	1,499	-100.0%
Net Loss Available to Common Shareholders	$(5,239)	$(19,527)	$14,288	-73.2%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2010	12/31/2009

Revenue	100.0%	100.0%
Cost of sales	78.0%	80.8%
Gross profit	22.0%	19.2%

Selling, general and administrative	27.0%	33.8%
Amortization of intangibles	0.6%	1.7%
Impairment loss	0.0%	3.7%
Operating loss	-5.7%	-20.1%

Total other income (expense)	0.2%	-4.3%

Loss from continuing operations	-5.5%	-24.4%

Loss from discontinued operations	0.0%	-2.5%

Loss before income tax benefit	-5.5%	-26.9%
Income tax benefit	0.0%	1.5%

Net Loss	-5.5%	-25.5%

Preferred Stock Dividends	0.0%	-2.1%

Net Loss Available to Common Shareholders	-5.5%	-27.6%

Revenue

Our revenue for the twelve-month period ended December 31, 2010 increased $24.9 million or 35.2%, to $95.7 million when compared to $70.8 million earned for 2009.  Contributing to this increase was revenue generated by our utility program management business and FRR contract.  Both of these were new business initiatives we began in late 2009 and neither of them generated significant revenue during 2009.  Revenue generated by our C&I and public sector markets were flat to down slightly during 2010 when compared to 2009.

Our C&I markets were soft early in 2010, as customers continued to appear reluctant to make significant expenditures.  However, conditions seemed to have improved later in the year resulting in strong fourth quarter sales, permitting this market’s full-year revenue to almost match 2009 results.  We believe that conditions in this market will continue to improve in 2011 and we expect a moderate increase in revenue for 2011 over 2010 levels.

Our public sector markets were impacted early in 2010 by customer uncertainty regarding funding sources.  This situation was resolved by mid-year and revenue for the third and fourth quarters of the year exceeded the levels earned during the same periods in 2009.  However, poor weather during December in the Northeast and Midwest impacted several of our larger projects contributing to revenue for the full-year falling short of the levels achieved during 2009.  We believe that the recovery we experienced during the third and fourth quarters will continue into 2011, resulting in revenue that is modestly higher than that earned during 2010.

The continued growth of our two new business initiatives, in combination with expected contributions from our new Asset Development and Management business and improving conditions in our C&I and public sector markets, should result in additional growth in our consolidated revenue during 2011.  Revenue for 2011 is projected to continue to be unevenly distributed, with 60% to 70% of our revenue coming during the second half of the year.

Gross Profit

Our gross profit for 2010 was $21.1 million, representing a $7.5 million or 54.7% increase over the $13.6 million gross profit earned during 2009.  Our gross profit margin increased from 19.2% during 2009 to 22.0% for 2010.  The increases in our gross profit and gross profit margin were the result of increased revenue, improvements in our operational efficiency in certain of our markets and a change in the mix of our business resulting from the growth of our utility program management business.

Our public sector projects, large C&I projects and projects under the FRR contract typically carry lower margins than smaller C&I and utility program projects.  However, these public sector, large C&I projects and FRR projects also typically have lower associated SG&A expense per dollar of revenue.  We expect the margins to be generated by our new Asset Development and Management business to exceed the consolidated margins we have earned historically, but this new business is not expected to contribute significant revenue during 2011.  We believe that our consolidated gross margins will be flat to slightly higher during 2011 as the mix of business continues to shift such that the lower margin public sector projects become a smaller portion of our total revenue.  Our gross margins will continue to vary throughout the year depending on the mix of revenue and overall revenue level, with the highest margins in the third and fourth quarters when revenues are expected to peak.

Selling General &Administrative Expense

Our selling, general and administrative expense increased $1.9 million or 8.1%, to $25.9 million during the twelve-month period ended December 31, 2010, when compared to $23.9 million for the same period during 2009.  All of the increase in our SG&A expense was related to our three new business initiatives: the utility program management business, the FRR contract and the Asset Development and Management business.  We started the utility program management business and won the FRR contract late in 2009, so neither of these businesses had significant expenses during 2009.  We began the Asset Development and Management business during 2010 and it had no expenses during 2009.  We reduced our SG&A expense during 2010 through realignment of resources and headcount reductions in areas that support our public sector and C&I markets and in our corporate overhead.

As a result holding the growth in our SG&A expense to 8.1% while our revenue grew 35.2%, our SG&A expense as a percentage of revenue declined from 33.8% in 2009 to 27.0% during 2010.

We expect our SG&A expense to grow at a faster rate during 2011 than it did during 2010  as we incur a full year of expense associated with our new business initiatives, support continued growth in our new business initiatives and invest in a few key positions to strengthen our organization and diversify our public sector offerings.  While these investments in key hires are not expected to generate significant revenue during 2011, we believe that they will result in greater revenue growth and profitability for the Company over the next three to five years than we would experience without them.  Although we anticipate the growth rate of our SG&A expense to increase during 2011, we continue to believe the growth in our revenue will outpace the growth in our SG&A expense for at least the next several years, resulting in further reductions in our SG&A as a percent of revenue.

Amortization of Intangibles

Amortization expense declined $0.6 million to $0.6 million in 2010 from $1.2 million in 2009.  Amortization expense declined as certain intangible assets associated with prior acquisitions became fully amortized.   Amortization expense will increase slightly during 2011 to approximately $0.7 million as the result of amortization expense associated with the acquisition of the Zemel Road gas rights based on our expectation that the project will begin operating in late summer.

Impairment Loss

During 2009 we determined that the Parke trade name was impaired due to our decision to operate the business under the Lime Energy name.  As a result, we reduced the carrying value of this intangible asset to $0, incurring a $2.6 million impairment loss during the fourth quarter of 2009.  This loss was partially offset by the reversal of a $1 million deferred tax liability associated with this indefinite-lived asset, which was reported as an income tax benefit.

Other Income (Expense)

Other non-operating income (expense) declined $3.2 million to income of $172,000 during the twelve months ended December 31, 2010 from expense of $3.1 million during the twelve months ended December 31, 2009.  Interest expense decreased $3.2 million during 2010 to $33,000 from $3.2 million during 2009.    The components of interest expense for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year ended December 31,
	2010	2009
Line of credit	$—	$51
Note payable	—	76
Mortgage	20	19
Subordinated convertible notes	—	329
Other	13	73
Total contractual interest	33	548
Amortization of deferred issuance costs and debt discount	—	1,724
Beneficial value of change in conversion price	—	938
Total Interest Expense	$33	$3,210

Total contractual interest expense (the interest on outstanding loan balances) decreased $515,000 or 94.0%, from $548,000 in 2009 to $33,000 in 2010.  The decline in interest expense was the result of the repayment of all of our debt except for the mortgage on our building and various vehicle loans following the public offering of our common stock in September 2009.

Amortization of deferred issuance costs in 2009 included $1.4 million of debt discount amortization and $4,000 of deferred issuance cost amortization, both of which were associated with the subordinated convertible notes.

In August 2009 we issued warrants in connection with the bridge line of credit.  These warrants were valued at $309,000 using a trinomial option pricing model and the value was recorded as a debt discount, which we began to amortize over the scheduled term of the facility.  We terminated the bridge line of credit in October 2009 following the completion of a follow-on offering of common stock, at which time we expensed the remaining unamortized debt discount.

In addition, during 2009 we incurred a $938,000 non-cash charge resulting from the conversion of the subordinated convertible notes to common stock at a conversion price which was lower than their stated conversion price.

Our interest income increased $68,000 to $205,000 during 2010 from $137,000 during 2009.  Approximately $168,000 of the 2010 interest income was amortization of the discount on our long-term receivables, an increase of $55,000, or 48.7%, from the $113,000 recognized on these receivables during 2009.

Discontinued Operations

The $1.8 million loss from discontinued operations reported in 2009 represents the results from our Energy Technology business, which we sold in August 2009.

Dividend Expense.

The preferred dividend expense reported in 2009 was associated with our Series A-1 convertible preferred stock, which was converted into common stock on August 10, 2009.

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

(1) Assumes the acquisition of Applied Energy Management had been completed on January 1, 2008.

Revenue

Our consolidated revenue for the twelve-month period ended December 31, 2009 increased $15.8 million or 28.8% over the $55.0 million earned during the twelve-month period ended in 2008.  The increase was primarily due to the inclusion of a full twelve months of revenue from AEM and increased revenue derived from our public sector markets.  Revenue derived from our commercial and industrial markets was flat from the prior year.  Our revenue increased $5.7 million or 8.7% when compared to our pro-forma results for 2008.  This increase again was the result of higher sales in our public sector markets.

Uncertainty on the part of our Commercial & Industrial (C&I) customers related to the economy impacted our results in the C&I market during 2009.  Revenue from our public sector customers was negatively impacted late in 2009 by delays and uncertainty related to the availability of funds under the American Recovery and Reinvestment Act of 2009 (commonly referred to as the stimulus).

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

Selling General &Administrative Expense

Our selling, general and administrative expenses increased $5.8 million or 32.3% during 2009 to $23.9 million from $18.1 million for 2008.  The majority of the increase in our SG&A was due to the inclusion of twelve months of expense from AEM, which was acquired in June 2008.  Our SG&A expense increased $1.6 million or 7.3% when compared to 2008 pro-forma SG&A.  Our SG&A as a percent of revenue increased slightly during 2009 to 33.8% from 32.9% in 2008 on a historical basis, but declined from 34.3% on a pro-forma basis.  The increase in SG&A expense over pro-forma was primarily the result of the investment in the utility program management and FRR initiatives during 2009.  The 2009 SG&A expense also included a one-time reserve of $300,000 for a legal settlement.   Other changes in SG&A included a $1.9 million decline in our share based compensation expense, which was largely offset by increases in wages, outside services, franchise taxes and rent expense.  A significant portion of the increase in outside services was related to implementation of a new accounting system at AEM and a new corporate email system.

Amortization of Intangibles

Amortization expense declined $347,000, or 22.1%, to $1.2 million during 2009 from $1.6 million in 2008.  Amortization expense has declined as certain intangible assets associated with past acquisitions have become fully amortized.

Impairment Loss

During 2009 we determined that the Parke trade name was impaired due to our decision to operate the business under the Lime Energy name.  As a result, we reduced the carrying value of this intangible asset to $0, incurring a $2.6 million impairment loss during the fourth quarter of 2009.  This loss was partially offset by the reversal of a $1 million deferred tax liability associated with this indefinite-lived asset, which was recorded as an income tax benefit.

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

Total contractual interest expense (the interest on outstanding loan balances) decreased $1.2 million or 67.1% from $1.7 million in 2008 to $0.5 million in 2009.  The decline in interest expense was primarily due to reduced use of our line of credit and the conversion of the subordinated notes during the third quarter of 2009.  In November 2008, $14.5 million outstanding on the line of credit was converted to common stock and in March 2009 the line of credit was terminated when we acquired Advanced Biotherapy, Inc.

Amortization of deferred issuance costs and the debt discount increased $0.7 million to $1.7 in 2009 from $1.0 million in 2008.  Amortization of deferred issuance costs in 2009 included $1.4 million of debt discount amortization and $4,000 of deferred issuance cost amortization, both of which were associated with the subordinated convertible notes.

In August 2009 we issued warrants in connection with a bridge line of credit.  These warrants were valued at $309,000 using a trinomial tree option pricing model and the value was recorded as a debt discount, which we began to amortize over the schedule term of the facility.  We terminated the bridge line of credit in October 2009 following the completion of a follow-on offering of common stock, at which time we expensed the remaining unamortized debt discount.

In addition, during 2009 we incurred a $938,000 non-cash charge resulting from the conversion of the subordinated convertible notes to common stock at a conversion price which was lower than their stated conversion price.

Our interest income increased $50,000 to $137,000 during 2009 from $87,000 for 2008.  Approximately $113,000 of the 2009 interest income was amortization of the discount on our long-term receivables, compared to $39,000 of amortization recognized on these receivables during 2008.

Discontinued Operations

Our loss from discontinued operations declined $0.7 million or 28.0% to $1.8 million in 2009 from $2.5 million in 2008.  Discontinued Operations represents the results from our Energy Technology business, which we sold in August 2009.

Dividend Expense.

Dividend expense increased $1.2 million during 2009 to $1.5 million from $0.3 million during 2008.  The dividend expense was related to our Series A-1 preferred stock which was created when $14.5 million of our line of credit was converted into shares of the Series A-1 on November 14, 2008.  The Series A-1 was converted into common stock on August 10, 2009, at which time we stopped accruing dividends.

Liquidity and Capital Resources

Overview

As of December 31, 2010, we had cash and cash equivalents of $14.9 million including restricted cash of $1.9 million, compared to cash and cash equivalents of $23.4 million on December 31, 2009, including $0.5 million of restricted cash.  Our contractual obligations as of December 31, 2010 totaled $3.1 million, and include $0.5 million of debt (including expected interest payments of $9,000) and $2.6 million in future lease obligations.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows (in thousands):

Year ended December 31	2010	2009	2008

Net cash used in operating activities	$(4,194)	$(12,707)	$(13,444)
Net cash used in investing activities	(5,604)	(1,914)	(4,204)
Net cash (used in) provided by financing activities	(56)	33,757	16,601

Net (Decrease) Increase in Cash and Cash Equivalents	(9,854)	19,136	(1,047)

Cash and Cash Equivalents, at beginning of period	22,870	3,734	4,781

Cash and Cash Equivalents, at end of period	$13,016	$22,870	$3,734

2010 Compared to 2009

Net cash declined $9.9 million during 2010 compared to increasing $19.1 million during 2009.

Operating Activities

Operating activities consumed $4.2 million and $12.7 million during 2010 and 2009, respectively.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, management splits the cash used or provided by operating activities into two pieces: the cash consumed (or generated) by operating activities before changes in assets and liabilities; and the cash consumed (or generated) from changes in assets and liabilities.  By splitting the cash used or provided by operating activities this way our management believes it gets a better understanding of how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Net Loss	$(5,239)	$(18,028)

Provision for bad debt	33	304
Share based compensation	1,325	1,803
Preferred stock dividends	—	(1,499)
Depreciation and amortization	1,095	1,906
Amortization of deferred financing costs	—	313
Amortization of original issue discount	—	1,411
Issuance of warrants in exchange for services received	8	27
Beneficial value of change in conversion price of suborinated notes	—	938
PIK notes issued for interest	—	21
Accrued interest converted to common stock	—	204
Accrued interest converted to preferred stock	—	781
Loss on disposition of fixed assets	11	12
Trade name impairment	—	2,652
Impairment on disposal of Energy Technology business	—	503
Deferred income tax benefit	—	(1,034)

Cash consumed by operating activities before changes in assets and liabilities	$(2,767)	$(9,686)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(7,094)	$4,967
Inventories	(768)	(224)
Costs in excess uncompleted contracts	(9,885)	(1,454)
Other current assets	(233)	666
Accounts payable	10,719	(7,044)
Accrued expenses	5,478	1,905
Billings in excess uncompleted contracts	364	(1,324)
Deferred revenue	—	(95)
Other current liabilities	(8)	(418)

Cash consumed from changes in assets and liabilities	$(1,427)	$(3,021)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Cash consumed by operating activities before changes in assets and liabilities	$(2,767)	$(9,686)

Cash consumed from changes in assets and liabilities	(1,427)	(3,021)

Net cash used in operating activities	$(4,194)	$(12,707)

During 2010 the cash consumed by operating activities before changes in assets and liabilities was $2.8 million, compared to $9.7 million consumed during 2009, a reduction of $6.9 million, or 71.4%.  This improvement was the result of improved profitability of our operations, reduction in our interest expense and elimination of our preferred stock dividend.  We anticipate additional improvements in this measure in future periods if we are able to continue to increase our revenue at a rate that exceeds the growth in our SG&A expense, while keeping our gross margins relatively unchanged as we believe we can.

Changes in assets and liabilities consumed $1.4 million compared to consuming $3.0 million during 2009, representing a decline of $1.6 million or 52.8%.  Our new business initiatives generally have lower working capital requirements than our existing businesses.  This, in combination with improvements in our receivables turnover at our existing businesses, was the primary contributors to the improvement in this measure.  We expect the changes in assets and liabilities to continue to consume cash in future periods if the company grows as we believe it will.  The rate of growth will depend in part on the rate of growth of our business, the mix of business from our various markets, the degree of seasonality we experience in future periods and our ability to continue to improve the turnover of our receivables.

Investing Activities

Cash consumed by investing activities increased $3.6 million to $5.6 million during 2010 from $1.9 million during 2009.  Almost all of this increase was related to the acquisition of the gas rights to the Zemel Road landfill and costs to construct the generating facility on that site.  The balance of the fixed asset purchases during 2010 were for computers, software and office equipment, primarily in support of our new business initiatives.  The completion of the Zemel Road generating facility during 2011 will consume approximately $6.4 million, but we anticipate that this will be funded through a combination of long-term financing and a U.S. Treasury grant.  Other than this we do not expect a significant increase in the level of our capital purchases during 2011.

Financing Activities

Financing activities consumed $56,000 during 2010 as compared to generating $33.8 million during 2009.  During 2010 we made $198,000 in scheduled payments on our outstanding debt and received $142,000 from the sale of shares of our common stock to employees participating in our Employee Stock Purchase Plan, which ended in November 2010.  For 2011 we plan to raise approximately $7.5 million of long-term financing for the Zemel Road landfill generating facility and have scheduled principal payments on existing debt of $115,000.

During 2009 we completed three offerings of our common stock, raising gross proceeds of $42.3 million.  The proceeds from these offerings were partially offset by $3.1 million in offering related costs.  We used $4.0 million during 2009 to repay our line of credit and $1.6 million to repay other notes.  We also received $91,000 from the issuance of shares under our Employee Stock Purchase Plan, $45,000 on the exercise of certain options and warrants and $27,000 through the financing of vehicle purchases.

2009 Compared to 2008

Net cash increased $19.1 million during 2009 compared to a declining $1.0 million during 2008.

Operating Activities

Operating activities consumed $12.7 million during 2009 and $13.4 million during 2008.

The cash consumed (or generated) by operating activities before changes in assets and liabilities; and the cash consumed (or generated) from changes in assets and liabilities are calculated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Net Loss	$(18,028)	$(13,035)

Provision for bad debt	304	128
Share based compensation	1,803	3,784
Preferred stock dividends	(1,499)	(288)
Depreciation and amortization	1,906	2,540
Amortization of deferred financing costs	313	3
Amortization of original issue discount	1,411	1,001
Issuance of warrants in exchange for services received	27	113
Beneficial value of change in conversion price of suborinated notes	938	—
PIK notes issued for interest	21	228
Accrued interest converted to common stock	204	250
Accrued interest converted to preferred stock	781	207
Loss on disposition of fixed assets	12	2
Trade name impairment	2,652	—
Imapirment on disposal of Energy Technology business	503	—
Deferred income tax benefit	(1,034)	—

Cash consumed by operating activities before changes in assets and liabilities	$(9,686)	$(5,067)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$4,967	$(13,302)
Inventories	(224)	28
Costs in excess uncompleted contracts	(1,454)	(2,286)
Other current assets	666	(542)
Accounts payable	(7,044)	7,054
Accrued expenses	1,905	455
Billings in excess uncompleted contracts	(1,324)	800
Deferred revenue	(95)	(691)
Other current liabilities	(418)	107

Cash consumed from changes in assets and liabilities	$(3,021)	$(8,377)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Cash consumed by operating activities before changes in assets and liabilities	$(9,686)	$(5,067)

Cash consumed from changes in assets and liabilities	(3,021)	(8,377)

Net cash used in operating activities	$(12,707)	$(13,444)

During 2009 the cash consumed by operating activities before changes in assets and liabilities was $9.7 million, a $4.6 or 91% increase over the $5.1 million consumed during 2008.  The increase was the result of higher cash SG&A expense during 2009 resulting from the inclusion of a full twelve months of expense from AEM, the costs related to the utility program management and FRR initiatives which were launched during 2009, higher wages due to headcount additions, and higher franchise tax expense, outside services and rents.  This was partially offset by an increase in our gross profit during 2009.

Changes in assets and liabilities consumed $3.0 million during 2009, a decline of $5.4 million or 64% from the $8.4 million consumed during 2008.  This improvement was due to increased receivables turnover and a lower and flatter seasonal sales peak during 2009 than the one experienced during 2008

Investing Activities

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

Financing Activities

We generated $33.8 million from financing activities during 2009, compared to generating $16.6 million during 2008.  We completed three offerings of our common stock, raising gross proceeds of $42.3 million during 2009.  The proceeds from these offerings were partially offset by $3.1 million in offering related costs.  We used $4.0 million during 2009 to repay our line of credit and $1.6 million to repay other notes.  We also received $91,000 from the issuance of shares under our Employee Stock Purchase Plan, $45,000 on the exercise of certain options and warrants and $27,000 through the financing of vehicle purchases.

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

Sources of Liquidity

Our primary sources of liquidity are our available cash reserves, which were $14.9 million on December 31, 2010 and availability under the $7 million line of credit which we secured in March 2011.

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

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  While our operations generated positive cash flow during the second half of 2010 and positive earnings for the first time in our history during the fourth quarter of 2010, we need to continue to focus on moving the Company to the point that it is consistently generating positive earnings and cash flow.  To do this we believe that we need to continue to increase our revenue while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe the strategies we have implemented over the past two years, which are in part reflected in our new business initiatives, have positioned us where this objective could be achieved within the next 12 to 18 months.  We believe that our current liquidity will be sufficient to permit us to continue to operate until we reach the point that we turn cash flow positive on a consistent basis.

The information set forth above represents certain expectations of our business over time based on our business model.  We caution you that these expectations may not materialize and are not indicative of the actual results we will achieve.  See “Risk Factors” and “Cautionary Statement On Forward-Looking Information.”

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements.” The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010.  We do not expect that the adoption of this guidance will have a material effect on our consolidated results of operations, financial position or cash flows.

ASC 820 - In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance amends Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years.  We do not expect that the adoption of this guidance will have a material effect on our consolidated results of operations, financial position or cash flows.

Item 7A.                               Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                                        Financial Statements and Supplementary Data.

The consolidated financial statements and the report of BDO USA, LLP, Independent Registered Public Accounting Firm on such financial statements are filed as part of this report beginning on page F-1.

Item 9.                                        Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                               Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In carrying out its evaluation, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                               Other Information.

Not applicable.

PART III

Certain information required to be included in Part III is omitted from this report because we intend to file a definitive proxy statement relating to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2010:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,529,847	$4.61	485,841

Equity compensation plans not approved by security holders (2)	1,849,198	$9.11	—
Total	3,379,045	$7.07	485,841

(1)          Includes warrant granted to a consultant to purchase 5,000 shares at $4.50 per share.

(2)          Prior to June 2010, we granted stock options to our non-employee directors pursuant to a Directors Stock Option Plan (See “Compensation of Directors”), which grants are included in this category.

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

PART IV

Item 15.                                 Exhibits and Financial Statement Schedules.

(a)(1)      Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

F-4	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2010, 2009 and 2008

F-8 - F-39	Notes to Consolidated Financial Statements

F - 40	Schedule II — Valuation and Qualifying Accounts

(a)(2)      Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is set forth on page F-40 to this annual report. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and the Notes thereto.

(a)(3)      Exhibits

Exhibit Number	Description of Exhibit

3.1.1

First Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 23, 2010)

3.2	Amended and Restated Bylaws, as amended (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 11, 2007)

10.1	Warrant to Purchase Common Stock, issued May 29, 2007 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on May 30, 2007)

10.2

Investor Rights Agreement between Lime and various investors, including Richard P. Kiphart, dated May 29, 2007 (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 30, 2007)

Exhibit Number	Description of Exhibit

10.3	Letter of Credit Agreement dated July 11, 2008 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 15, 2008)

10.4

Form of Warrant to Purchase Common Stock, issued November 13, 2008 by and among Line and various investors, including Lime officers and directors (Incorporated herein by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on November 18, 2008)

10.5.1

Commercial Lease Agreement dated December 15, 2005 by and between P.A.N.D.A. Investments and Parke Industries (Incorporated herein by reference to Exhibit 10.17.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 11, 2009)

10.5.2

First Amendment to Commercial Lease Agreement dated June 30, 2006 by and between M&D Investments and Parke Industries, LLC (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on July 6, 2006)

10.6.1 +	Employment Agreement, dated as of January 23, 2006, between Lime and David R. Asplund (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 22, 2006)

10.6.2 +

Amendment to Employment Agreement with David R. Asplund dated January 25, 2007 (Incorporated herein by reference to Exhibit 10.18.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed on March 11, 2009)

10.6.3 +

Second Amendment to Employment Agreement dated October 1, 2007 between Lime and David R. Asplund. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 2, 2007)

10.6.4+	Third Amendment to Employment Agreement dated June 3, 2010 between Lime and David R. Asplund. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 7, 2010)

10.6.5 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and David R. Asplund (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 17, 2006)

10.7.1 +

Employment Agreement dated as of June 30, 2006 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 6, 2006)

10.7.2 +

Amendment to Employment Agreement dated October 1, 2007 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 2, 2007)

10.7.3 +	Employee Stock Option Agreement dated June 30, 2006 between Lime and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on July 6, 2006)

10.7.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 17, 2006)

Exhibit Number	Description of Exhibit

10.7.5 +

Second Amendment to Employment Agreement dated July 1, 2009 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7. 2009)

10.7.6+

Assignment and Second Amendment to Employment Agreement dated June 3, 2010 between Parke Industries Incorporated (formerly known as “Parke Acquisition, LLC”), a California corporation (“Parke Industries”), and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 7, 2010)

10.8.1 +

Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.8.2 +

Amendment to Employment Agreement dated October 1, 2007 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

10.8.3 +	Employee Option Agreement dated August 15, 2006 between Lime and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 18, 2006)

10.8.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 17, 2006)

10.8.5+

Second Amendment to Employment Agreement dated June 3, 2010 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 7, 2010)

10.9.1+

Employment Agreement, dated as of June 10, 2008, between Applied Energy Management, Inc. and John O’Rourke (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 9, 2009)

10.9.2+

Assignment and First Amendment to Employment Agreement dated June 3, 2010 between John O’Rourke, Applied Energy Management, Inc. and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 7, 2010)

10.10 +	Lime Energy 2010 Non-Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 8, 2010)

10.11 +	2009 Management Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2009)

10.12	2009 Note Issuance Agreement dated August 10, 2009 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2009)

10.13	2009 Revolving Line of Credit Note issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2009)

10.14	2009 Security Agreement dated August 10, 2009 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 12, 2009)

Exhibit Number	Description of Exhibit

10.15	Warrant to Purchase Common Stock issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on August 12, 2009)

10.16

Asset Purchase Agreement dated as of August 10, 2009, between Elutions, Inc. and Maximum Performance Group, Inc. (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on August 12, 2009)

10.17+

Form of Option Agreement dated April 17, 2010 granted to nine employees, including David Asplund, Daniel Parke, John O’Rourke, and Mr. Jeffrey Mistarz. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 22, 2010)

21*	List of Subsidiaries

23*	Consent of BDO Seidman LLP

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

+ Management contract or compensation plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ David R. Asplund
David R. Asplund
Chief Executive Officer
March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Asplund	Chief Executive Officer & Director	March 10, 2011
David Asplund	(principal executive officer)

/s/ Daniel Parke	President & Director	March 10, 2011
Daniel Parke

/s/ Jeffrey Mistarz	Executive Vice President, Chief Financial Officer, Treasurer & Corporate Secretary	March 10, 2011
Jeffrey Mistarz	(principal financial officer and principal accounting officer)

/s/ Richard Kiphart	Chairman of the Board	March 10, 2011
Richard Kiphart

/s/ Gregory Barnum	Director	March 10, 2011
Gregory Barnum

/s/ Christopher Capps	Director	March 10, 2011
Christopher Capps

/s/ William Carey	Director	March 10, 2011
William Carey

/s/ Stephen Glick	Director	March 10, 2011
Stephen Glick

/s/ Joseph Desmond	Director	March 10, 2011
Joseph Desmond

Report of Independent Registered Public Accounting Firm

Lime Energy Co.

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO USA, LLP
March 10, 2011

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

December 31,	2010	2009

Assets

Current assets
Cash and cash equivalents	$13,016	$22,870
Restricted cash	1,913	500
Accounts receivable, less allowance for doubtful accounts of $59 and $322 at December 31, 2010 and 2009, respectively	26,393	19,330
Inventories	998	230
Costs and estimated earnings in excess of billings on uncompleted contracts	15,417	5,532
Prepaid expenses and other	985	752

Total Current Assets	58,722	49,214

Property and Equipment, net of accumulated depreciation of $2,032 and $1,568 at December 31, 2010 and 2009, respectively (Note 9)	2,940	1,917

Long-Term Receivables	543	545

Intangibles, net of amortization of $5,490 and $4,902 at December 31, 2010 and 2009, respectively (Note 10)	5,444	3,382

Goodwill (Note 10)	18,627	18,627

	$86,276	$73,685

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

December 31,	2010	2009

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt (Note 15)	$115	$187
Accounts payable	19,143	8,424
Accrued expenses (Note 11)	10,370	4,892
Billings in excess of costs and estimated earnings on uncompleted contracts	998	634
Customer deposits	791	799
Total Current Liabilities	31,417	14,936

Long-Term Debt, less current maturities	418	544

Total Liabilities	31,835	15,480

Stockholders’ Equity (Notes 16, 22, 23 and 24)
Common stock, $.0001 par value; 50,000,000 shares authorized 23,662,172 and 23,510,662 issued as of December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	183,140	181,665
Accumulated deficit	(128,701)	(123,462)

Total Stockholders’ Equity	54,441	58,205

	$86,276	$73,685

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Revenue	$95,718	$70,802	$54,975

Cost of sales	74,657	57,192	43,281

Gross Profit	21,061	13,610	11,694

Selling, general and administrative (includes share based compensation expense of $1,065, $1,621 and $3,503 for the years ended December 31, 2010, 2009 and 2008 respectively)	25,883	23,940	18,100
Amortization of intangibles (Note 10)	589	1,221	1,568
Impairment loss (Note 7)	—	2,652	—

Operating loss	(5,411)	(14,203)	(7,974)

Other Income (Expense)
Interest income	205	137	87
Interest expense (Notes 12 and 14)	(33)	(3,210)	(2,668)

Total other income (expense)	172	(3,073)	(2,581)

Loss from continuing operations	(5,239)	(17,276)	(10,555)

Discontinued Operations:
Loss from operation of discontinued business (Note 8)	—	(1,786)	(2,480)

Loss before income taxes	(5,239)	(19,062)	(13,035)

Income tax benefit	—	1,034	—

Net loss	(5,239)	(18,028)	(13,035)

Preferred Dividend (Note 16)	—	(1,499)	(288)

Net Loss Available to Common	$(5,239)	$(19,527)	$(13,323)

Basic and diluted loss per common share from continuing operations	$(0.22)	$(1.12)	$(1.29)

Discontinued operations	—	(0.11)	(0.30)

Basic and Diluted Loss Per Common Share	$(0.22)	$(1.23)	$(1.59)

Weighted Average Common Shares Outstanding (Note 3)	23,622,028	15,892,768	8,381,697

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Series A-1	Series A-1	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2007	7,720	$1	—	$—	$106,267	$(92,399)	$13,869

Issuance of common stock (less issuance costs of $711)	855	—	—	—	2,289	—	2,289
Acquisition of Applied Energy Management, Inc.	883	—	—	—	7,000	—	7,000
Conversion of revolving line of credit note (less transaction costs of $49)	—	—	358,710	4	14,655	—	14,659
Conversion of note payable	33	—	—	—	200	—	200
Cumulative dividends on preferred stock	—	—	—	—	(288)	—	(288)
Satisfaction of interest obligation through issuance of common stock	32	—	—	—	250	—	250
Share based compensation	—	—	—	—	3,784	—	3,784
Warrants issued for services received	—	—	—	—	113	—	113
Exercise of options and warrants	32	—	—	—	120	—	120
Net loss for the year ended December 31, 2008	—	—	—	—	—	(13,035)	(13,035)
Balance, December 31, 2008	9,555	$1	358,710	$4	$134,390	$(105,434)	$28,961

Issuance of common stock (less issuance costs of $2,359)	6,683	1	—	—	32,540	—	32,541
Acquisition of Advanced Biotherapy, Inc. (less transaction costs of $771)	2,486	—	—	—	6,738	—	6,738
Earn-out shares paid to former owners of Applied Energy Management, Inc.	63	—	—	—	293	—	293
Preferred dividends	—	—	—	—	(1,499)	—	(1,499)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	19	—	781	—	781
Satisfaction of interest obligation through issuance of common stock	45	—	—	—	204	—	204
Conversion of subordinated notes	852	—	—	—	5,000	—	5,000
Beneficial conversion value of adjustment in conversion price of subordinated notes	—	—	—	—	938	—	938
Conversion of series A-1 preferred stock	3,778	—	(358,729)	(4)	4	—	—
Warrants issued in connection with bridge line of credit	—	—	—	—	309	—	309
Share based compensation	—	—	—	—	1,803	—	1,803
Shares issued for benefit plans and option exercises	47	—	—	—	137	—	137
Shares and warrants issued for services received	2	—	—	—	27	—	27
Net loss for the year ended December 31, 2009	—	—	—	—	—	(18,028)	(18,028)
Balance, December 31, 2009	23,511	$2	—	$—	$181,665	$(123,462)	$58,205

Share based compensation	—	—	—	—	1,325	—	1,325
Shares issued for benefit plans and option exercises	151	—	—	—	142	—	142
Warrant issued for services received	—	—	—	—	8	—	8
Net loss for the year ended December 31, 2010	—	—	—	—	—	(5,239)	(5,239)
Balance, December 31, 2010	23,662	2	—	—	183,140	(128,701)	54,441

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net Loss	$(5,239)	$(18,028)	$(13,035)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debt	33	304	128
Share based compensation	1,325	1,803	3,784
Preferred stock dividends	—	(1,499)	(288)
Depreciation and amortization	1,095	1,906	2,540
Amortization of deferred financing costs	—	313	3
Amortization of original issue discount	—	1,411	1,001
Issuance of warrants in exchange for services received	8	27	113
Beneficial value of change in conversion price of suborinated notes	—	938	—
PIK notes issued for interest	—	21	228
Accrued interest converted to common stock	—	204	250
Accrued interest converted to preferred stock	—	781	207
Loss on disposition of fixed assets	11	12	2
Trade name impairment	—	2,652	—
Impairment on disposal of Energy Technology business	—	503	—
Deferred income tax benefit	—	(1,034)	—
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(7,094)	4,967	(13,302)
Inventories	(768)	(224)	28
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,885)	(1,454)	(2,286)
Prepaid expenses and other current assets	(233)	666	(542)
Accounts payable	10,719	(7,044)	7,054
Accrued expenses	5,478	1,905	455
Billings in excess of costs and estimated earnings on uncompleted contracts	364	(1,324)	800
Deferred revenue	—	(95)	(691)
Other current liabilities	(8)	(418)	107

Net cash used in operating activities	(4,194)	(12,707)	(13,444)

Cash Flows From Investing Activities
Acquisition (including acquisition costs), net of cash acquired	—	(1,047)	(3,804)
Purchase of gas rights	(2,650)	—	—
Proceeds from sale of property and equipment	16	11	3
Purchases of property and equipment	(1,557)	(378)	(403)
Increase in restricted cash	(1,413)	(500)	—

Net cash used in investing activities	(5,604)	(1,914)	(4,204)

Cash Flows From Financing Activities
Net (payments) borrowings on line of credit	—	(3,966)	14,726
Proceeds from long-term debt	—	27	134
Payments of long-term debt	(198)	(1,611)	(620)
Proceeds from issuance of common stock	—	42,301	3,001
Costs related to stock issuances	—	(3,130)	(760)
Proceeds from issuance of shares for benefit plans	142	91	—
Proceeds from exercise of options and warrants	—	45	120

Net cash (used in) provided by financing activities	(56)	33,757	16,601

Net (Decrease) Increase in Cash and Cash Equivalents	(9,854)	19,136	(1,047)

Cash and Cash Equivalents, at beginning of period	22,870	3,734	4,781

Cash and Cash Equivalents, at end of period	$13,016	$22,870	$3,734

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest – continuing operations	$33	$467	$1,124

Cash paid during the period for interest – discontinued operations	—	1	3

Interest obligation satisfied through the issuance of common stock	—	204	250

Cash paid for preferred dividends	—	1,006	—

Conversion of convertible debt to common stock	—	5,000	—

Stock, warrants and options issued in exchange for services received	8	27	113

Accrued earn-out satisfied through the issuance of common stock	—	293	—

Satisfaction of accrued dividend through the issuance of 19,063 shares of Series A-1 preferred stock	—	781	—

Extinguishment of line of credit	—	21	—

Issuance of revolving credit note in satisfaction of interest payable	$—	$21	$228

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Elk Grove Village, Illinois, is a provider of integrated energy engineering, consulting and implementation solutions.  The material portion of its operations are all is in the same business segment, Energy Efficiency Services, through which it serves three primary markets: the commercial and industrial market, the public sector market and the utility market.

On August 10, 2009, the Company sold the assets of its Energy Technology segment.  The operating results of this segment have been reported as discontinued operations in the accompanying consolidated financial statements.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements include the accounts of Lime Energy Co. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Note 3 - Summary of Significant Accounting Policies

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Risk

The Company’s customers are primarily Energy Service Companies (“ESCOs”) and owners of, managers of, or tenants of, commercial and industrial buildings.  One customer accounted for approximately 17% of the Company’s consolidated billings during the year ended December 31, 2010, while two customers accounted for approximately 30% of the Company’s consolidated billings during the year ended December 31, 2009, and two customers accounted for approximately 25% of the company’s consolidated billings during the year ended December 31, 2008.

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  During the year ended December 31, 2010, one supplier accounted for approximately 26% of the Company’s purchases, while no single supplier accounted for more than 10% of the Company’s purchases during the year ended December 31, 2009, and one supplier accounted for approximately 10% of the Company’s purchases during the year ended December 31, 2008.

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

Properties & Equipment

Property and equipment are stated at cost.  For financial reporting purposes depreciation is computed over the estimated useful lives of the assets using the straight-line method over the following lives:

Buildings	39 years
Office equipment	3 - 5 years
Furniture	5 - 10 years
Construction equipment	3 - 5 years
Transportation equipment	3 - 5 years

Lime Energy Co.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  During the fourth quarter of 2010, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Commercial and Industrial (“C&I”) and AEM reporting units and concluded that the fair value of the businesses based on the discounted current value of the estimated future cash flows exceeded the carrying value, indicating that the goodwill was not impaired.  The operations of its public sector market and utility management market are part of the AEM reporting unit.

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

Future events that could result in an interim assessment of goodwill impairment and/or an impairment loss include, but are not limited to, (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of or use of the assets or the strategy for the Company’s overall business, (iii) significant negative industry or economic trends, and (iv) a significant decline in market capitalization below book value.

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

Intangible Assets

The Company’s finite life intangible assets are comprised of customer relationships and contracts, sales pipe-line, non-compete agreements, technology and software and gas-rights.  Finite life intangible assets are amortized based on the timing of expected economic benefits associated with the asset over their estimated useful lives.  The Company has generally used estimated useful lives of 12 to 24 months for customer contracts and sales pipe-line, 4 to 21 years for customer relationships, 3 years for non-compete agreements, 5 to 7 years for technology and over the corresponding term of the gas-rights agreements, which are generally 10 to 20 years.

For all amortizable intangible assets, if any events or changes in circumstances occur that indicate possible impairment, the Company will perform an impairment review based on an undiscounted cash flow analysis. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference

Lime Energy Co.

Notes to Consolidated Financial Statements

between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life of each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as Costs and Estimated Earnings In Excess Of Billings On Uncompleted Contracts in the accompanying consolidated balance sheets.

The Company accounts for revenue on its long-term contracts utilizing a combination of the percentage completion method and the completed contract method, depending on the length of time required to complete the underlying project.  For projects expected to take more than 30 to 60 days to complete, it uses the percentage of completion method to recognize revenue in conjunction with the cost-to-cost method of measuring the extent of progress toward completion, consistent with ASC 605-35, “Construction Type and Production Type Contracts” and the AICPA’s Statement of Position 81-1 (SOP 81-1).  For shorter term projects, it uses the completed contract method whereby revenue is recognized once the project is substantially complete.  Regardless of the method used to record revenue, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as “Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts” (“Billings in Excess”). Billings in Excess totaled $998,000 and $634,000 as of December 31, 2010 and 2009, respectively.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

As of December 31, 2010, the Company had several customer projects underway for which it had incurred costs but not yet recognized revenue due to its revenue recognition policies, or had recognized revenue but not yet invoiced the customer.  The Company records these expenses and unbilled revenue as a current asset titled “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.” The expenses included in this account will be recognized as the related projects are completed and revenue is recognized.  The Company had Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts of $15,417,000, and $5,532,000 at December 31, 2010 and 2009, respectively.

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $438,000, $182,000 and $157,000 for the periods ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for the tax consequences in future years of the differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory

Lime Energy Co.

Notes to Consolidated Financial Statements

tax rates applicable to the periods in which the differences are expected to affect taxable earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Net Loss Per Share

The Company computes loss per share under ASC 260-10, “Earnings Per Share.”  The statement requires presentation of two amounts; basic and diluted loss per share.  Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share would include all common stock equivalents unless anti-dilutive.  The Company has not included the outstanding options, warrants or convertible debt as common stock equivalents because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and convertible debt that is not included in the basic and diluted net loss per share available to common stockholders:

December 31,	2010	2009	2008
Weighted average shares issuable upon exercise of outstanding options	3,194,088	2,550,960	2,162,516
Weighted average shares issuable upon exercise of outstanding warrants	799,453	792,693	416,428
Weighted average shares issuable upon conversion of convertible debt (1)	—	467,437	714,286

Total	3,993,541	3,811,090	3,293,230

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

Share-based Compensation

The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees.  Effective January 1, 2006, the Company adopted ASC 718, “Compensation — Stock Compensation” (Statement of Financial Accounting Standards No. 123R, Share-Based Payment), which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following are the components of the Company’s stock compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008

Stock Options	$1,018	$1,719	$3,784

Restricted Stock	266	—	—

Employee Stock Purchase Plan	41	84	—

Total Stock Compensation Expense	$1,325	$1,803	$3,784

Please refer to Notes 23, 24 and 25 for additional information regarding stock-based compensation expense.

Recent Accounting Pronouncements

ASC 605-25 - In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 for updated revenue recognition guidance under the provisions of ASC 605-25, “Multiple-Element Arrangements”. The previous guidance has been retained for criteria to determine when delivered items in a multiple-deliverable arrangements should be considered separate units of accounting, however the updated guidance removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. This guidance is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

ASC 820 - In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance amends

Lime Energy Co.

Notes to Consolidated Financial Statements

Subtopic 820-10 to require new disclosures and clarify existing disclosures. This guidance requires new disclosures of amounts and reasons for significant transfers between Level 1 and Level 2 fair value measurements. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), separate presentation of information about purchases, sales, issuances and settlements is required. The guidance clarifies that fair value measurement disclosures for each class of assets and liabilities may constitute a subset of assets and liabilities within a line item on a reporting entity’s balance sheet. The guidance also clarifies disclosure requirements about inputs and valuation techniques for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). The ASU also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 4 – Acquisitions

Applied Energy Management, Inc.

On June 11, 2008 the Company acquired all of the outstanding capital stock of Applied Energy Management, Inc. (“AEM”) for $4 million in cash and 945,777 shares of the Company’s common stock, of which $3.5 million in cash and 882,725 shares were paid at the time of closing and $500,000 and 63,052 shares were paid in 2009 following determination of the amounts owed under an earn-out provision of the purchase agreement.  For accounting purposes the common stock issued in June 2008 was valued at $7.93 per share, the average closing price of the stock for the 30 trading days prior to the closing and the shares issued in 2009 were valued at $4.65, the closing price of the stock on December 31, 2008.  The acquisition was recorded using the purchase method of accounting.  Accordingly, the results of operations for AEM have been included in the consolidated statement of operations since its date of acquisition.

Lime Energy Co.

Notes to Consolidated Financial Statements

The assets acquired and liabilities assumed in the acquisition, are as follows (in thousands):

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Unaudited pro forma results of operations for the year ended December 31, 2008 for the Company assuming the acquisition of AEM had taken place on January 1, 2008 is as follows (in thousands, except per share data):

Year ended December 31,	2008

Revenue:
As Reported	$54,975
Pro-forma	65,112

Net Loss from Continuing Operations:
As Reported	$(10,555)
Pro-forma	(14,400)

Basic and Diluted Loss per Share from Continuing Operations:
As Reported	$(1.29)
Pro-forma	(1.56)

Note 5 – Acquisition of Advanced Biotherapy, Inc.

On March 3, 2009, the Company exchanged 2,252,341 shares of its common stock for 1,060,421,884 shares of Advanced Biotherapy, Inc. (“ADVB”) held by certain stockholders of ADVB (the “Sellers”) representing approximately 90.8% of ADVB’s issued and outstanding shares pursuant to a Stock Purchase Agreement dated November 18, 2008.  The Company then completed a short-form merger in which it merged ADVB with and into a newly formed merger subsidiary, with the merger subsidiary continuing as the surviving entity.  Upon the closing of the merger the Company obtained access to ADVB’s assets, including approximately $7.4 million of cash and a revolving credit note issued by the Company that had an outstanding balance of $42,000 and accrued interest payable of $28,000.  Upon completion of the merger the Company cancelled the revolving credit note and discontinued the operations of ADVB.

ADVB had no revenue generating operations and did not have employees capable of developing a product that would be considered a business. Therefore the Company did not consider ADVB a business as defined by Regulation S-X, Rule 11-01(d) or by generally accepted accounting principles. Consequently, the merger was not accounted for as a business combination under the guidance of ASC 805, “Business Combinations”.  The substance of the ADVB acquisition includes two distinct events. First, as a result of the transaction, the Company has settled the amounts due to ADVB under its revolving credit note (see Note 12).  In addition, the Company received approximately $7.4 million of cash in exchange for the shares of common stock it issued in connection with the ADVB acquisition. As a result of the merger, the Company eliminated any debt due to ADVB, recorded the assets acquired (consisting primarily of cash and cash equivalents) at fair value and credited equity for the value of its common shares issued in connection with the ADVB acquisition.

Note 6 – Lime Energy Asset Development

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets.  In October 2010, LEAD acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida for $2.65 million.  LEAD has since entered into a 20-year power purchase agreement with a utility for the sale of electricity

Lime Energy Co.

Notes to Consolidated Financial Statements

and certain environmental attributes to be generated from the landfill gas.  It has also begun construction of a 4.2 megawatt generating facility on the property it is leasing from the landfill owner under a 20-year lease.  The Company anticipates that the total cost to construct the generating facility will be approximately $7.3 million, of which $897,000 had been spent as of December 31, 2010.  The Company believes that this investment will qualify for a renewable energy grant from the U.S. Treasury equal to 30% of certain qualifying construction costs.  It believes that the grant will be approximately $2 million and should be received approximately 60 days following completion of the facility.

The Company is currently in the process of arranging long-term financing for the project.  It is seeking to obtain approximately $7.5 million under a 20-year loan.  The Zemel Road project and its related contracts and debt will be held in a special purpose entity set up to hold this asset.  It is the Company’s intent to attempt to structure this debt as non-recourse to it and LEAD.

The Company projects that the generating facility will be completed and will start generating electricity during mid-to-late summer 2011.

Note 7 – Impairment Loss

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

Note 8 – Discontinued Operations

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The assets and liabilities of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows (in thousands):

December 31,	2010	2009

Accounts receivable	$—	$5
Other current assets	—	—
Total current assets	—	5

Net property, plant & equipment	—	—
Other assets	—	—
Total assets	$—	$5

Accounts payable	$—	$1
Other current liabilities	—	1
Total current liabilities	—	2

Long term liabilities	—	—
Total liabilities	$—	$2

The revenue and loss related to discontinued operations were as follows (in thousands):

Year ended December 31	2010	2009	2008
Revenue	$—	$837	$2,247
Operating Loss	—	(1,283)	(2,480)
Loss on Sale	—	(503)	—

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 9 – Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2010	2009

Land	$205	$205
Buildings	1,118	1,118
Furniture	259	198
Construction equipment	366	345
Office equipment	1,535	985
Transportation equipment	592	634
Construction-in-process	897	—
	4,972	3,485

Less accumulated depreciation	(2,032)	(1,568)

	$2,940	$1,917

Total depreciation expense was $506,000, $506,000 and $448,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Included in this expense was depreciation from discontinued operations of $33,000 and $80,000 for the years ended December 31, 2009 and 2008 respectively.

Note 10 – Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  ASC 350, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.   The following is a summary of the Company’s goodwill (in thousands):

	C&I	AEM	Total

Balance at December 31, 2007	$6,757	$—	$6,757

Additional costs incurred in connection with the acquisitions of Texas Energy Products, Inc. and Preferred Lighting, Inc.	12	—	12

Acquisition of Applied Energy Management, Inc.	—	11,744	11,744

Balance at December 31, 2008	$6,769	$11,744	$18,513

Additional costs incurred in connection with the acquisitions of Applied Energy Management, Inc.	—	114	114

Balance at December 31, 2009	$6,769	$11,858	$18,627

Balance at December 31, 2010	$6,769	$11,858	$18,627

Lime Energy Co.

Notes to Consolidated Financial Statements

See Note 4 for additional information regarding the acquisition of Applied Energy Management, Inc.  The goodwill related to the acquisition of Applied Energy Management is non-deductible for income tax purposes.

The components of intangible assets as of December 31, 2010 and 2009 are as follows (in thousands):

	Weighted Average Remaining Life (months)	Gross Book Value	Accumulated Amortization	Net Book Value
As of December 31, 2010
Indefinite-lived assets		$—	$—	$—
Amortized intangible assets:
Technology and software	15.0	125	65	60
Customer relationships	42.8	3,176	690	2,486
Customer contracts	10.5	1,329	1,081	248
Non-compete agreements	0.0	423	423	—
Sales pipe-line	0.0	3,231	3,231	—
Gas-rights	128.0	2,650	—	2,650
Total		$10,934	$5,490	$5,444

As of December 31, 2009 (1)
Indefinite-lived assets (2)		$—	$—	$—
Amortized intangible assets (3):
Technology and software	21.0	125	40	85
Customer relationships	49.7	3,176	394	2,782
Customer contracts	16.5	1,329	933	396
Non-compete agreements	0.0	423	423	—
Sales pipe-line	4.5	3,231	3,112	119
Total		$8,284	$4,902	$3,382

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

(3)          The company wrote-off approximately $148 of intangibles related to its Energy Technology business as part of the impairment charge recorded during 2009 related to this business.

Lime Energy Co.

Notes to Consolidated Financial Statements

The aggregate amortization expense from continuing operations was $588,000, $1,221,000 and $1,568,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The aggregate amortization expense from discontinued operations was $0, $179,000 and $524,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The estimated amortization expense for intangible assets for each of the next five years as of December 31, 2010, is as follows (in thousands):

Year Ending December 31	Amortization Expense
2011	669
2012	693
2013	538
2014	474
2015	387
$2,761

Note 11 – Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2010	2009

Commissions	$—	$5
Compensation	1,443	1,358
Discountinued operations	226	364
Interest	2	2
Job costs	7,708	2,145
Lease expense	7	10
Legal settlement	272	300
Sales tax payable	563	345
Taxes	61	43
Other	88	320

	$10,370	$4,892

Note 12 – Line of Credit

On August 10, 2009, the Company and Mr. Richard Kiphart, the Company’s chairman and largest individual investor, entered into a new $2 million revolving bridge line of credit to meet any potential liquidity needs the Company might have prior to the completion of its follow-on public offering of common stock.  The bridge line was to mature on February 10, 2010 and carried an interest rate of 17% per annum, with 12% payable quarterly in cash and the remaining 5% to be capitalized and added to the outstanding principal balance.  The line of credit agreement also required that if the Company terminated the line before its scheduled maturity the Company would owe Mr. Kiphart the difference between $70,000 and any interest and unused line fees paid.  The Company issued Mr. Kiphart two warrants in connection with the issuance of the revolving bridge line of credit.  The first warrant gives Mr. Kiphart the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  This warrant was valued at $309,000 using a trinomial tree option pricing model using

Lime Energy Co.

Notes to Consolidated Financial Statements

the following assumptions: risk free rate of 0.19%; expected volatility of 94.6%; expected dividend of $0; and expected life of four years.  The value of the warrant was recorded as deferred financing costs which the Company began amortizing over the term of the bridge line.  The second warrant gave Mr. Kiphart the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.

The Company completed its follow-on offering of common stock in September 2009 and terminated the bridge line on October 2, 2009.  The line was never utilized.  Upon termination, it paid Mr. Kiphart the $70,000 fee described above, terminated the warrant to purchase 62,500 shares of its common stock and expensed the remaining unamortized discount as interest expense.

Note 13 – Notes Payable

As part of the acquisition of AEM, the Company assumed two notes totaling $1,422,000 payable to an entity owned by a former stockholder of AEM.  The notes were repaid in full on September 28, 2009.

Note 14 – Subordinated Convertible Term Notes

During the second quarter of 2007, eight investors, including Mr. Kiphart (collectively the “Investors”), and the Company entered into a loan agreement under which the Investors lent the Company $5 million in the form of subordinated convertible term notes (the “Term Notes”).  The Term Notes were to mature on May 31, 2010, and accrued interest at the rate of 10% per year.  Interest was payable quarterly, 50% in cash and 50% in shares of the Company’s common stock valued at its market price on the interest due date.

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

In addition, the Company incurred costs of approximately $9,000 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of these deferred issuance costs of $4,000, and $3,000 was included in interest expense during the years ended December 31, 2009 and 2008, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

Note 15 – Long Term Debt

The Company’s long term debt consists of the following (in thousands):

December 31,	2010	2009

Mortgage note to American Chartered Bank, prime (3.25% as of December 31, 2010) plus ½% or 5%, whichever is greater, payable in monthly installments of $3,000, plus interest until October 2012. A final payment of $319,000 is due in October 2012. This note is collateralized by the building and land in Elk Grove Village, Illinois.	$382	$418

Various other notes with monthly payments totaling $6,500 and interest rates between 0.0% and 8.99%	151	313

Total debt	533	731

Less current portion	115	187

Total long-term debt	$418	$544

The aggregate amounts of long-term debt maturing in future years as of December 31, 2010, are as follows (in thousands):

Year Ended December 31	Aggregate Maturities
2011	115
2012	405
2013	8
2014	5
2015	—
$533

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 16 – Preferred Stock

On November 14, 2008, Richard Kiphart agreed to convert his $14.5 million revolving line of credit note and $207,000 of accrued interest into 358,710 shares of Series A-1 preferred stock.  Each outstanding share of preferred stock was entitled to cumulative quarterly dividends at a rate of (i) 15% per annum of its stated value (which was $41.00) on or prior to March 31, 2009 (9% in cash and 6% in additional shares of preferred stock); and (ii) 17% per annum of its stated value, at any time on or after April 1, 2009 (9% in cash and 8% in additional shares of preferred stock).  The preferred stock was convertible at the holder’s election any time after December 31, 2009 into shares of the Company’s common stock at the rate of 10 shares of common stock for each share of preferred stock.  The Company paid $0 and $1,006,000 in cash dividends during the year ended December 31, 2010 and 2009, respectively.

On August 10, 2009, to facilitate the anticipated public offering of its common stock, the Company and Mr. Kiphart agreed to convert his Series A-1 preferred stock into 3,777,705 shares of the Company’s common stock.  Following this conversion there were no shares of Series A-1 Preferred Stock outstanding.

Note 17 – Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31	2010	2009	2008
Line of credit (Note 12)	$—	$51	$953
Note payable (Note 13)	—	76	67
Mortgage note (Note 15)	20	19	27
Subordinated convertible notes (Note 14)	—	329	500
Other	13	73	117
Amortization of deferred issuance costs and debt discount (Notes 12 and 14)	—	1,724	1,004
Value of beneficial conversion (Note 14)	—	938	—
Total Interest Expense	$33	$3,210	$2,668

Note 18 – Lease Commitments

The Company leases a facility in Glendora, California from a company controlled by Dan Parke, the Company’s President and a director.  Total rent expense for this facility amounted to $159,000, $130,000 and $126,000 for 2010, 2009 and 2008, respectively.  The Company believes that the rates charged by Mr. Parke are reasonable in that they are equivalent to rates charged to other unaffiliated third parties in the building.  The Company also leases offices in California, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Texas and Washington from unrelated third parties for which it paid a total of $915,000, $708,000 and $630,000 during 2010, 2009 and 2008, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

Future minimum rentals to be paid by the Company under these non-cancellable operating leases as of December 31, 2010 are as follows:

Year ending December 31,	Related Party	Unrelated Party	Total
2011	$164,000	$707,000	$871,000
2012	169,000	554,000	723,000
2013	169,000	313,000	482,000
2014	—	178,000	178,000
2015	—	141,000	141,000
2016	—	139,000	139,000
2017	—	15,000	15,000
Total	$502,000	$2,047,000	$2,549,000

Note 19 – Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Year ended December 31	2010	2009	2008
Deferred
Federal	$(1,781)	$(6,481)	$(4,432)
State	(262)	(952)	(652)
Change in valuation allowance	2,043	6,399	5,084
Income tax benefit	$—	$(1,034)	$—

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

December 31	2010	2009
Deferred tax asset consisting principally of net operating loss carryforwards	$39,238	$37,261
Deferred tax liabilities, principally related to non-deductible identifiable intangible assets	(593)	(661)
Less valuation allowance	(38,645)	(36,600)
Total net deferred tax asset	$—	$—

The Company has recorded a valuation allowance equaling the net deferred tax asset due to the uncertainty of its realization in the future.  At December 31, 2010, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $92 million, which expire in the years 2018 through 2030.  Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of our net operating loss carryfowards will be significantly limited under certain circumstances.  Based on an analysis of

Lime Energy Co.

Notes to Consolidated Financial Statements

ownership changes prior to 2008, approximately $10.9 million of the net operating losses will expire unused due to Section 382 limitations.  The Company is currently in the process of reviewing the 2008 and 2009 ownership changes to determine if these transactions will result in further Section 382 limitations of the Company’s net operating losses.

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows (in thousands):

Year ended December 31,	2010	2009	2008

Income tax (benefit) at federal statutory rate	$(1,781)	$(6,481)	$(4,431)

State taxes (net of federal tax benefit)	(262)	(952)	(653)

Increase in valuation allowance	2,043	6,399	5,084

Income tax expense (benefit)	$—	$(1,034)	$—

The Company has recorded a valuation allowance of $38.6 million due to the uncertainty of future utilization of the deferred tax assets.  In assessing the adequacy of the valuation allowance, the Company determined that there existed a deferred tax liability related to an indefinite-lived intangible, for which the expected reversal was indeterminate. Due to uncertainty of whether this deferred tax liability would reverse prior to expiration of the net operating losses and other deferred tax assets, this liability was not  netted against the Company’s deferred tax assets, resulting in a net deferred tax liability of approximately $1 million as of December 31, 2008.  During 2009, the Company wrote-off the value of this indefinite-lived intangible and reduced the value of this deferred tax liability to $0.

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2010.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.

Note 20 – Commitments and Contingencies

a)              The Company entered into employment agreements with certain executive officers expiring in 2012.  Total future commitments under these agreements are as follows (in thousands):

Year ending December 31,
2011	$1,050
2012	1,050
Total	$2,100

The company also occasionally enters into employment contracts with other, non-executive employees.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 21 – The November 2008 PIPE Transaction

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

The private offering closed in two tranches: tranche A, which is comprised of unaffiliated investors; and tranche B which is comprised of affiliated investors, primarily executive officers and directors of the Company.  The Company raised $3,000,500 in tranche A, which closed on November 13, 2008 and $3,275,000 in tranche B, which closed on January 30, 2009. The issuance of the Units sold in tranche B required approval by holders of a majority of the Company’s outstanding voting stock pursuant to the NASDAQ Marketplace Rules.  The Company received written consent in lieu of a meeting of stockholders from the holders of shares representing 58.7% of the total outstanding shares of its common stock on November 13, 2008, which was sufficient under the General Corporation Law of the State of Delaware and the Company’s By-Laws to approve the transaction.

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

Proceeds from the offering are being used for general corporate purposes.

Note 22 – Equity Transactions

2008 Transactions

a)              During 2008, the Company issued consultants warrants with terms of between three and four years to purchase 22,143 shares of its common stock at prices of $5.00 to $9.45 per share as partial consideration for services provided the Company.  These warrants were valued at $113,000 using a modified Black-Sholes option pricing model utilizing the following assumptions: risk free rates of 0.7% to 3.259%, expected volatility of 91.6% to 92.4%, expected dividend of $0 and expected life of three to four years.  The value of the warrants was charged to operations during 2008.

b)             During 2008, the Company issued 32,581 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

c)              During 2008, holders of certain options and warrants exercised their rights to purchase 31,786 shares of the Company’s common stock at prices between $6.30 and $7.35 per share.  Some of the warrants were exercised on a cashless basis with the holders surrendering 41,453 shares they would have otherwise been entitled to receive on exercise to cover the cost of exercise.

Lime Energy Co.

Notes to Consolidated Financial Statements

d)             In June 2008, the Company issued 882,725 shares of its common stock to the former stockholders of Applied Energy Management, Inc. as partial consideration for the purchase of the company.  Refer to Note 4 for additional information regarding this transaction.

e)              In July 2008, the holder of a $150,000 demand note elected to convert the note, along with $50,000 of accrued interest, into 32,848 shares of the Company’s common stock.

f)                In November 2008 the Company issued 854,844 shares of its common stock along with three-year warrants to purchase 213,713 addition shares of common stock at $4.10 per share to nine investors in exchange for $3,001,000.  The net proceeds from this offering were used for general corporate purposes.  Refer to Note 21 for additional information regarding this offering.

2009 Transactions

g)         In January 2009, the Company issued 933,049 shares of its common stock along with three year warrants to purchase 233,263 additional shares of common stock at $4.10 per share to seven investors in exchange for $3,275,000.  The net proceeds from this offering were used for general corporate purposes.  Refer to Note 21 for additional information regarding this offering.

h)             In March 2009, the Company issued 2,486,149 shares to acquire all of the outstanding shares of Advanced Biotherapy, Inc.  In connection with this transaction the Company tendered to exchange outstanding options and warrants issued by Advanced Biotherapy, Inc. for new options and warrants to purchase shares of the Company’s common stock.  Pursuant to the tender offer it issued options to purchase 213,451 shares with exercise prices between $3.29 and $196.88 per share and terms of 1 to 9.5 years, and warrants to purchase 5,421 shares with exercise prices between $46.88 and $117.36 per share and terms of between nine months and 5.75 years. Refer to Note 5 for additional information regarding this transaction.

i)                 In March 2009, the Company issued 63,052 shares of its common stock to the former owners of Applied Energy Management, Inc. pursuant to an earn-out provision of the agreement to acquire the company.  Refer to Note 4 for additional information regarding this transaction.

j)                 In August 2009, the Company issued 3,777,705 shares of common stock upon the conversion of all of the shares of its outstanding Series A-1 convertible preferred stock.  Refer to Note 16 for additional information regarding the conversion of the Series A-1 preferred stock.

k)              The Company issued two warrants in August 2009, in connection with the establishment of the revolving bridge line of credit.  The first warrant gives the holder the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  This warrant was valued at $309,000 using a trinomial tree option pricing model using the following assumptions: risk free rate of 0.19%; expected volatility of 94.6%; expected dividend of $0; and expected life of four years.  The value of the warrant was booked to deferred financing costs.  The second warrant gave the holder the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.  The bridge line was cancelled in October 2009 at which time the second warrant terminated.  Refer to Note 12 for additional information regarding the bridge line of credit.

Lime Energy Co.

Notes to Consolidated Financial Statements

l)                 During 2009, the Company issued 851,879 shares of its common stock upon the conversion of its convertible subordinated notes.  Refer to Note 14 for additional information regarding the conversion of the convertible subordinated notes.

m)           During 2009, the Company issued 45,400 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

n)             During 2009, the Company issued 19,063 shares of its Series A-1 preferred stock in partial satisfaction of dividends owed the holder.

o)             In August 2009, the Company issued 2,000 shares to a consultant as partial compensation for services received.  These shares were valued at the market on the date of issuance and charged to operations during August.

p)             In October 2009, the Company completed a public offering in which is issued 5,750,000 shares of its common stock in exchange for gross proceeds of $31,625,000, while incurring $2,344,000 of issuance costs.  The net proceeds from this offering were used to repay debt, with the remaining proceeds being used for general corporate purposes.

q)             During 2009, holders of certain of the Company’s options exercised their rights to purchase 19,285 shares of the Company’s common stock.  The options had exercise prices between $3.30 and $7.00.  The Company received $45,000 from the exercise of these options.  Holders of some of these options exercised them on a cashless basis, surrendering 11,202 shares they would have otherwise been entitled to receive on exercise to cover the cost of exercise.

r)                During 2009, the Company issued 27,090 shares of its common stock to employees under its Employee Stock Purchase Plan in exchange $91,000. The proceeds are being used for general corporate purposes.

2010 Transactions

s)              During the first quarter of 2010, holders of options to purchase 15,061 shares of the Company’s common stock exercised their options on a cashless basis, exchanging 9,626 shares they were entitled to purchase pursuant to the options to satisfy the exercise price for 5,435 shares.

t)                During 2010, the Company issued 80,552 shares of restricted stock to its executive officers.  These shares vest ratably on December 31, 2010, 2011 and 2012 if the executive is still employed by the Company on each vesting date.

u)             In June 2010, following stockholder approval of the 2010 Non-Employee Directors’ Stock Plan, the Company granted 18,359 shares of its common stock to five of its outside directors that participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.  2,825 of these shares were forfeited in December 2010 when one of the directors resigned from the Board.

v)             During 2010, the Company received $145,000 in exchange for issuing 49,739 shares of its common stock to employees who participated in its Employee Stock Purchase Plan.

w)           During 2010, the Company issued 250 shares of its common stock to employees under its Employee Recognition Program.

Lime Energy Co.

Notes to Consolidated Financial Statements

x)               The Company had outstanding warrants to purchase 801,116 and 827,728 shares of its common stock as of December 31, 2010 and 2009, respectively, at an exercise price of between $4.10 per share and $121.80 per share.  These warrants can be exercised at any time prior to their expiration dates which range between January 2011 and May 2015.  The following table summarizes information about warrants outstanding as of December 31, 2010:

	Warrants Outstanding
Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 4.10 - $5.00	461,976	0.9 years	$4.12
$ 5.01 - $7.00	75,000	2.6 years	6.40
$ 7.01 - $10.00	223,187	0.4 years	7.40
$ 10.01 – $15.00	21,429	1.6 years	13.23
$ 15.01 - $121.80	19,524	2.0 years	121.39

	801,116	1.0 years	$8.35

Note 23 — Stock Options

On June 4, 2008, the Company’s stockholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 2001 Stock Incentive Plan, as amended.  The 2008 Plan provided that up to 280,000 shares of the Company’s common stock could be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees.  In addition, the 2008 Plan originally provided for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2009, in an amount equal to 100,000 shares.  On November 26, 2008, the Company’s Compensation Committee approved amendments the 2008 Plan to i) increase the maximum number of shares of Common Stock authorized for issuance under the 2008 Plan by 350,000 shares, from 280,000 shares to 630,000 shares, and (ii) raise the automatic increases in the number of shares available for awards by 150,000 shares, from 100,000 to 250,000, each year beginning in 2009.  The holders of a majority of the Company’s outstanding capital stock approved the Plan Amendment pursuant to a consent dated November 26, 2008.  On March 25, 2010, the Compensation Committee approved a second amendment to the 2008 Plan to increase the shares available under the plan by an additional 1,720,000 shares, from 1,130,000 shares to 2,850,000 shares.  The second amendment was approved by the Company’s stockholders on June 3, 2010.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

As of December 31, 2010, there were approximately 278 employees of the Company eligible to participate in the 2008 Plan, and 1,605,399 shares of common stock reserved under the 2008 Plan.

Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above.    The Directors Plan was amended on July 11, 2006 to provide that eligible directors receive an initial option grant upon being appointed to the Company’s Board of Directors to purchase 14,286 shares of its common stock, and a grant of options to purchase an additional 7,143 shares on the first day of January beginning on the second January following the date the Director became an eligible director.  These options have an exercise price equal to the closing price of the Company’s common stock on the grant date and a term of ten years.  The initial options vest on the first day of January following the initial grant date or six months following the initial grant date, whichever is later, if the individual is still a director on the vesting date.  All future grants vest in two equal amounts, one amount on the grant date and the balance on the anniversary of the grant date, if the individual is still a member of the Board of Directors on such anniversary date.  The Directors Plan was replaced during 2010 by the 2010 Non-Employee Directors’ Stock Plan, which is described in Note 24.

During 2008, certain directors, officers and key employees of the Company were granted options to acquire 516,424 shares of common stock at exercise prices ranging from $3.50 to $11.69 per share.  These options vest through December 2011.

During 2009, certain directors, officers and key employees of the Company were granted options to acquire 105,001 shares of common stock at exercise prices ranging from $3.70 to $8.30 per share.  These options vest through December 2012.

During 2010, certain directors, officers and key employees of the Company were granted options to acquire 1,041,638 shares of common stock at exercise prices ranging from $3.04 to $4.46 per share.  These options vest over periods through December 2013.  During the second quarter of 2010 the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.

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

The following table summarizes the options granted, exercised, forfeited and outstanding as of December 31, 2010:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2007	2,170,348	$6.30 - $1,363.95	$23.31

Granted	516,424	$3.50 - $11.69	$5.11
Exercised	(13,414)	$7.14 - $7.35	$7.18
Forfeited	(184,701)	$6.13 - $183.75	$36.94

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Granted	105,001	$3.70 - $8.30	$4.82
Exercised	(30,487)	$3.66 - $7.00	$4.03
Forfeited	(205,654)	$3.50 - $813.75	$97.56
ADVB tender offer	213,451	$3.29 - $196.88	$4.86
Tendered for exchange	(238,697)	$8.26 - $215.25	$18.76
Replacements issued for tendered	109,073	$3.66	$3.66

Outstanding at December 31, 2009	2,441,344	$3.29 - $1,363.95	$9.66

Granted	1,041,638	$3.04 - $4.96	$4.46
Exercised	(15,061)	$3.29 - $3.30	$3.30
Forfeited	(93,876)	$3.50 - $945.00	$45.93

Outstanding at December 31, 2010	3,374,045	$3.04 - $1,363.95	$7.07

Options exercisable at December 31, 2010	2,303,152	$3.30 – 1,363.95	$8.32
Options exercisable at December 31, 2009	1,938,527	$3.29 – 1,363.95	$10.61
Options exercisable at December 31, 2008	1,618,415	$6.30 – 1,363.95	$24.55

Lime Energy Co.

Notes to Consolidated Financial Statements

The intrinsic value of options exercised was $28,000, $96,000 and $96,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$ 3.04 - $4.00	632,119	6.7 years	$3.48	498,788	$3.47
$ 4.01 - $6.00	1,081,735	9.2 years	4.49	157,173	4.55
$ 6.01 - $8.00	1,281,385	5.7 years	7.05	1,269,385	7.05
$ 8.01 - $10.00	19,569	7.2 years	9.15	18,569	9.19
$ 10.01 - $20.00	348,561	6.8 years	11.14	348,561	11.14
$ 20.01-$1,363.95	10,676	1.3 years	347.65	10,676	347.65

	3,374,045	7.1 years	$7.07	2,303,152	$8.32

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2010 of $4.04 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 was $355,000. The aggregate intrinsic value of the exercisable options as of December 31, 2010 was $285,000. These amounts will change based on changes in the fair market value of the Company’s common stock.

The Company uses an Enhanced Hull-White Trinomial model to value its employee options. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Year ended December 31,	2010	2009	2008

Weighted average fair value per options granted	$2.01	$2.33	$3.75

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.07%	0.12%	1.44%
Expected stock price volatility	83%	83%	86%
Expected dividend payout	—	—	—
Expected option life (years) (1)	5.9	5.6	5.8
Expected turn-over rate	9.84%	8.46%	5.78%
Expected exercise multiple	2.2	2.2	2.2

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

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant.  The Company recognized stock compensation expense for stock options of $1,018,000, $1,719,000 and $3,784,000, during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, $294,000 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized over a weighted-average period of 1.0 years, as follows:

Year ending December 31,
2011	$225,000
2012	67,000
2013	2,000
Total	$294,000

In addition, there was approximately $1.3 million of unrecognized expense related to the Cliff Options that vest based on the occurrence of certain events which may be recognized over the next 4.0 years.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 24 – Restricted Stock

On June 3, 2010, stockholders approved the 2010 Non-Employee Directors’ Stock Plan (the “2010 Directors’ Plan”), which replaced the 2006 Directors Plan.  The 2010 Directors’ Plan provides for the granting of stock to Non-Employee directors to compensate them for their services to the Company.  The use of the shares available under the 2010 Directors’ Plan is administered by the Company’s Board of Directors, which has delegated its powers to the Compensation Committee of the Board of Directors.  The Compensation Committee has designed a plan that grants non-employee directors restricted shares of stock with the following market values on the date of grant:

For Board Service:

Each director upon initial election:	$40,000
Annual grant to each director:	$20,000

Annual Grants for Committee Service:

Audit Committee:
Chairman	$15,000
Members	$10,000

Compensation Committee:
Chairman	$10,000
Members	$5,000

Nominating Committee:
Chairman	$5,000
Members	$2,500

Half of the shares received pursuant to this plan vest immediately and the remaining shares vest on the one year anniversary of the initial grant.  Shares for board service are granted on the first business day of the year and shares for committee service are granted upon appointment to the committee following the annual meeting of stockholders.  Newly appointed directors receive their initial grant on their date of appointment.

Following approval of the 2010 Directors’ Plan in June 2010, directors that serve on committees of the Board of Directors received 18,359 shares of restricted stock, half of which vested immediately and half of which will vest in June 2011, if the holder is still a member of the committee on the vesting date.

The Company also granted 80,552 shares of restricted stock to executive officers during 2010 under the 2008 Stock Incentive Plan.  These shares will vest one third on each of December 31, 2010, 2011 and 2012, if the officer is employed by the Company on the vesting date.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table summarizes the shares of restricted stock granted, vested, forfeited and outstanding as of December 31, 2010:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested Shares at December 31, 2009	—	—

Granted	99,853	$4.26
Vested	(36,347)	$4.20
Forfeited	(2,824)	$3.54

Unvested Shares at December 31, 2010	60,682	$4.33

The Company accounts for grants of restricted stock in accordance with ASC 718. This pronouncement requires companies to measure the cost of the service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.  As of December 31, 2010, there was approximately $149,000 of unrecognized expense related to these restricted stock issuances which will be recognized over a weighted-average period of 9.5 months.

Note 25 - Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan during the first quarter of 2009, with the first offering period commencing on March 1, 2009 and ending on May 31, 2009.  Subsequent offering periods had terms of six months and the Plan terminated according to its terms on November 30, 2010.  A total of 49,739 and 27,090 shares of the Company’s common stock were purchased under the Employee Stock Purchase Plan during 2010 and 2009, respectively, and the Company recorded compensation expense related to the Plan of $41,000 and $84,000 during these periods.  A total of 97 employees participated in the plan.

Note 26 – Related Parties

On August 10, 2009, the Company and Mr. Kiphart entered into a $2 million revolving bridge line to meet any potential liquidity needs the Company might have prior to the completion of its follow-on public offering of common stock.  The Company issued Mr. Kiphart two warrants in connection with the issuance of the revolving bridge line of credit.  The first warrant gives Mr. Kiphart the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  The second warrant gave Mr. Kiphart the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.  The Company completed its follow-on offering of common stock in September 2009 and terminated the bridge line on October 2, 2009.  The line was never utilized.  Upon termination, it paid Mr. Kiphart a $70,000 termination fee and terminated the warrant to purchase 62,500 shares of its common stock.  Refer to Note 12 for additional information regarding this transaction.

Lime Energy Co.

Notes to Consolidated Financial Statements

As is more fully described in Note 5 above, in March 2009, the Company acquired all of the outstanding shares of Advanced Biotherapy, Inc., a company in which Mr. Kiphart, the Company’s Chairman and largest individual stockholder, owned approximately 80% of the common stock and served as the chairman of its board of directors.  Mr. David Valentine, one of the Company’s directors at the time, was also a director and stockholder of Advanced Biotherapy.

On January 30, 2009, the Company closed on tranche B of the Subscription Agreements dated November 13, 2008 between the Company and seven investors affiliated with the Company.  The investors in this private transaction included Richard Kiphart, the Company’s Chairman, David Asplund, the Company’s Chief Executive Officer, Daniel Parke, the Company’s President, Jeffrey Mistarz, the Company’s Chief Financial Officer, and Gregory Barnum and David Valentine, members of the Company’s Board of Directors.  For additional information regarding this transaction refer to Note 21.

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

On July 11, 2008, the Company entered into an agreement with Richard Kiphart, whereby Mr. Kiphart agreed to cause the issuance of certain letters of credit in an amount not to exceed $10 million, to support the issuance of surety bonds required under certain customer contracts.  The obligation to continue to provide support for new letters of credit continued until the earlier of July 10, 2009 or the date on which the Company completes an offering of at least $20 million.  The Company has agreed to pay Mr. Kiphart a fee equal to 3-5/8% per annum on the average outstanding balance on letters of credit.  In addition, the Company has agreed to indemnify Mr. Kiphart for any claims under the letters of credit.  As of December 31, 2010 there was $1.3 million outstanding on letters of credit supported by Mr. Kiphart.  All of these outstanding letters of credit are expected to expire during 2011.

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

Certain other related party transactions are discussed in Note 13.

The Company does not have a written policy concerning transactions between the Company or a subsidiary of the Company and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person.  However, the Company’s practice is that such transactions shall be reviewed by the Company’s Board of Directors and found to be fair to the Company

Lime Energy Co.

Notes to Consolidated Financial Statements

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

Note 27 – Business Segment Information

The Company operates in one business segment, the Energy Efficiency Services segment, through which is serves three markets: the commercial and industrial market, the public sector market and the utility market.  Prior to selling the assets of the business in August 2009, it also operated a second segment, the Energy Technology segment.

Note 28 – Selected Quarterly Financial Data (unaudited)

The following presents the Company’s unaudited quarterly results for fiscal 2010 and fiscal 2009. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data are presented in thousands.

	Fiscal 2010 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$11,813	$17,508	$28,077	$38,320	$95,718
Gross profit	1,860	4,189	5,977	9,035	21,061
Income (loss) from operations	(4,696)	(2,028)	(382)	1,867	(5,239)
Net income (loss)	(4,696)	(2,028)	(382)	1,867	(5,239)
Basic Income (Loss) Per Common Share	$(0.20)	$(0.09)	$(0.02)	$0.08	$(0.22)
Diluted Income (Loss) Per Common Share	$(0.20)	$(0.09)	$(0.02)	$0.08	$(0.22)
Weighted averages shares - Basic	23,592	23,609	23,640	23,645	23,622
Weighted averages shares - Diluted	23,592	23,609	23,640	23,693	23,622

	Fiscal 2009 Quarters Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$13,725	$15,795	$21,003	$20,279	$70,802
Gross profit	2,805	2,842	4,479	3,484	13,610
Loss from continuing operations	(3,216)	(3,417)	(3,495)	(7,148)	(17,276)
Loss from discontinued operations	(392)	(637)	(396)	(361)	(1,786)
Net loss	(3,608)	(4,054)	(3,891)	(6,475)	(18,028)
Preferred dividends	(556)	(646)	(297)	—	(1,499)
Net loss available to common shareholders	(4,164)	(4,700)	(4,188)	(6,475)	(19,527)
Basic and Diluted Loss Per Common Share From:
Continuing operations	$(0.34)	$(0.31)	$(0.24)	$(0.26)	$(1.12)
Discontinued operations	(0.04)	(0.05)	(0.02)	(0.02)	(0.11)
Basic and Diluted Loss Per Common Share	$(0.38)	$(0.36)	$(0.26)	$(0.28)	$(1.23)
Weighted averages shares	11,018	13,070	15,956	23,504	15,893

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 29 – Subsequent Events

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and the line has an unused fee of 0.30% per annum.  The line contains covenants that require the Company to maintain a minimum current ratio of 2.0 or greater and a maximum tangible leverage ratio of 1.15. The line has a term of one year.

LIME ENERGY CO.

Schedule II — Valuation and Qualifying Accounts

(in thousands)

		Additions/
		(recoveries)
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Other	Balance at end
	period	expenses	written-off	adjustments	of period
Allowance for doubtful accounts:

Year ended December 31, 2008	$151	$128	$(502)	$386	$163

Year ended December 31, 2009	$163	$304	$(145)	$—	$322

Year ended December 31, 2010	$322	$33	$(296)	$—	$59

Other adjustments in 2008 resulted from the acquisition of Applied Energy Management, Inc.