Form 10-Q
period 2011-03-31
LIME ENERGY CO.
filed 2011-05-12
CIK 1065860

vn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

23,806,489 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 6, 2011.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2011

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2011	December 31,
	(unaudited)	2010 (1)

Assets

Current Assets
Cash and cash equivalents	$7,877	$13,016
Restricted cash	1,914	1,913
Accounts receivable, net	28,679	26,393
Inventories	877	998
Costs and estimated earnings in excess of billings on uncompleted contracts	9,807	15,417
Prepaid expenses and other	1,216	985
Total Current Assets	50,370	58,722

Net Property and Equipment	3,915	2,940
Long-Term Receivables	421	543
Deferred Financing Costs, Net	28	—
Intangibles, Net	5,290	5,444
Goodwill	18,627	18,627

	$78,651	$86,276

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2011	December 31,
	(unaudited)	2010 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$109	$115
Accounts payable	17,802	19,143
Accrued expenses	7,800	10,370
Billings in excess of costs and estimated earnings on uncompleted contracts	769	998
Customer deposits	678	791
Total Current Liabilities	27,158	31,417

Long-Term Debt, less current maturities	386	418

Total Liabilities	27,544	31,835

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 23,804,776 and 23,662,172 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	183,488	183,140
Accumulated deficit	(132,383)	(128,701)

Total Stockholders’ Equity	51,107	54,441

	$78,651	$86,276

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

Three Months Ended March 31,	2011	2010

Revenue	$18,980	$11,813

Cost of sales	15,366	9,953

Gross Profit	3,614	1,860

Selling, general and administrative	7,173	6,433
Amortization of intangibles	153	163

Operating loss	(3,712)	(4,736)

Other Income (Expense)
Interest income	40	50
Interest expense	(10)	(10)

Total other income (expense)	30	40

Net loss	(3,682)	(4,696)

Basic and Diluted Loss Per Common Share	$(0.15)	$(0.20)

Weighted Average Common Shares Outstanding	23,799	23,592

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	23,662	$2	$183,140	$(128,701)	$54,441

Share based compensation	—	—	348	—	348
Shares issued for benefit plans and option exercises	143	—	—	—	—
Net loss for the three months ended March 31, 2011	—	—	—	(3,682)	(3,682)
Balance, March 31, 2011	23,805	$2	$183,488	$(132,383)	$51,107

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Three Months Ended March 31,	2011	2010

Cash Flows From Operating Activities
Net Loss	$(3,682)	$(4,696)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) bad debt	76	(18)
Share based compensation	348	375
Depreciation and amortization	288	281
Amortization of deferred financing costs	3	—
(Gain) loss on disposition of fixed assets	(2)	7
Changes in assets and liabilities:
Accounts receivable	(2,240)	3,112
Inventories	121	(75)
Costs and estimated earnings in excess of billings on uncompleted contracts	5,610	322
Prepaid expenses and other current assets	(231)	(233)
Accounts payable	(1,341)	(2,338)
Accrued expenses	(2,570)	1,031
Billings in excess of costs and estimated earnings on uncompleted contracts	(229)	347
Other current liabilities	(113)	3

Net cash used in operating activities	(3,962)	(1,882)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	2	5
Purchases of property and equipment	(1,109)	(116)
Increase in restricted cash	(1)	(500)

Net cash used in investing activities	(1,108)	(611)

Cash Flows From Financing Activities
Payments of long-term debt	(38)	(32)
Cash paid for deferred financing costs	(31)	—

Net cash used in financing activities	(69)	(32)

Net Decrease in Cash and Cash Equivalents	(5,139)	(2,525)

Cash and Cash Equivalents, at beginning of period	13,016	22,870

Cash and Cash Equivalents, at end of period	$7,877	$20,345

As of March 31,	2011	2010

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$7	$10

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

The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Share-Based Compensation

Stock Options

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on November 30, 2010, however the Company has requested stockholder approval to authorize a new employee stock purchase plan, which if approved would become effective July 1, 2011 and continue for three years, or until the 300,000 shares allocated to the plan have been exhausted.  During the second quarter of 2010 the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.  In addition to the Plan and the ESPP, the Board of Directors grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Director Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Board of Directors on the vesting date.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s total share-based compensation expense for the three-month periods ended March 31, 2011 and 2010 (in thousands):

Three months ended March 31,	2011	2010

Stock options	$176	$305

Restricted stock	172	55

Employee Stock Purchse Plan	—	15

	$348	$375

The Company uses an Enhanced Hull-White Trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Three months ended March 31,	2011	2010

Weighted average fair-value per option granted	$1.88	$2.06

Significant assumptions (weighted average):
Risk-free rate	0.13%	0.07%
Dividend yield	0.00%	0.00%
Expected volatility	82.3%	83.4%
Expected life (years)	6.0	5.9
Expected turn-over rate	11.90%	8.90%
Expected exercise multiple	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of March 31, 2011 and changes during the three months then ended are presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price

$3.04 - $4.00	618,052	6.5 years	$3.48	484,721	$3.47
$4.01 - $5.00	1,678,603	8.7 years	$4.39	346,456	$4.57
$5.01 - $6.00	14,286	8.3 years	$5.32	14,286	$5.32
$6.01 - $8.00	878,052	5.6 years	$7.20	866,052	$7.19
$8.01 - $10.00	19,569	7.0 years	$9.15	19,569	$9.15
$10.01 - $12.00	548,561	6.1 years	$10.85	548,561	$10.85
$12.01 - $735.00	8,084	1.4 years	$240.79	8,084	$240.79

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price

$3.04 - $4.00	618,052	6.5 years	$3.48	484,721	$3.47
$4.01 - $5.00	1,678,603	8.7 years	$4.39	346,456	$4.57
$5.01 - $6.00	14,286	8.3 years	$5.32	14,286	$5.32
$6.01 - $8.00	878,052	5.6 years	$7.20	866,052	$7.19
$8.01 - $10.00	19,569	7.0 years	$9.15	19,569	$9.15
$10.01 - $12.00	548,561	6.1 years	$10.85	548,561	$10.85
$12.01 - $735.00	8,084	1.4 years	$240.79	8,084	$240.79

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2011 of $4.85 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011 was approximately $1.6 million. The aggregate intrinsic value of exercisable options as of March 31, 2011 was approximately $764,000.  These amounts will change based on changes in the fair market value of the Company’s common stock.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2011, there was approximately $874,000 of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.0 year and unrecognized cost of $485,000 related to restricted stock which will be recognized over a weighted-average period of 8.5 months.  In addition, there was approximately $1.3 million of unrecognized expense related to the Cliff Options which may be recognized over the next four years.

Note 3 — Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 4 — Net Loss Per Share

The Company computes loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2011 and 2010 because the effect would be antidilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants that are not included in the basic and diluted loss per share available to common stockholders because to do so would be antidilutive:

Three months ended March 31,	2011	2010

Weighted average shares issuable upon exercise of outstanding options	3,772,420	2,709,782

Weighted average shares issuable upon exercise of outstanding warrants	795,005	807,696

Total	4,567,425	3,517,478

Note 5 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and the line has an unused fee of 0.30% per annum.  The line contains covenants that require the Company to maintain a minimum current ratio of 1.75 or greater and a maximum tangible leverage ratio of 1.15. The line has a term of one year.  There were no borrowings under the line as of March 31, 2011.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 — Lime Energy Asset Development

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets.  In October 2010, LEAD acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida for $2.65 million.  LEAD has since entered into a 20-year power purchase agreement with a utility for the sale of electricity and certain environmental attributes to be generated from the landfill gas.  It has also begun construction of a 4.2 megawatt generating facility on the property it is leasing from the landfill owner under a 20-year lease.  The Company has ordered two generators for the facility with a combined capacity of 2.8 megawatts and is evaluating the possible purchase of a third generator that would bring the total capacity up to 4.2 megawatts.  The total cost to construct the generating facility with two generators is projected to be approximately $6.3 million and the cost to include all three generators would be approximately $7.3 million.  As of March 31, 2011, the Company had spent approximately $1.7 million on the facility.  The Company believes that this investment will qualify for a renewable energy grant from the U.S. Treasury equal to 30% of certain qualifying construction costs.  It believes that the grant will be approximately $1.7 million with two generators or $2 million with three generators and should be received approximately 60 days following completion of the facility.

The Company is currently in the process of arranging long-term financing for the project.  It is seeking to obtain approximately $7.0 million to $7.5 million under a long-term loan.

The Company projects that the generating facility will be completed and will start generating electricity during mid-to-late summer 2011.

Note 7 — Business Segment Information

The Company operates in one business segment, the Energy Efficiency Services segment, through which is serves three markets: the commercial and industrial market, the public sector market and the utility market.

Note 8 — Other Equity Issuances

(a)          During the first quarter of 2011, the Company granted 29,700 shares of its common stock to six of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.

(b)         During the first quarter of 2011, the Company issued 108,025 shares of restricted stock to eight senior employees.  These shares vest equally on December 31, 2011, 2012 and 2013 if the holder is still employed by the Company on the vesting date.

(c)          During the first quarter of 2011, the holder of options to purchase 22,782 shares of the Company’s common stock exercised its options on a cashless basis, exchanging 17,953 shares it was entitled to purchase pursuant to the options to satisfy the exercise price for 4,829 shares.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

(d)         During the first quarter of 2011, the Company issued 50 shares of its common stock to an employee as part of its Employee Recognition Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2011 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a provider of integrated energy engineering, consulting and implementation solutions focused on assisting our clients in the achievement of their energy efficiency goals.  We operate in three specific markets: the commercial and industrial market, the public sector market, and the utility markets.  We perform energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical, water, weatherization, renewable energy solutions and on-site generation.

We serve a wide range of commercial and industrial, public sector and utility clients.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly.  We also work for a number of utilities for which we manage or operate under their energy demand-side management programs.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with Energy Service Companies (“ESCOs”) and directly.  ESCOs are awarded project contracts with the public sector, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.

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

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and products that we purchase and resell to our clients.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a couple days to a year or more to complete, with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public sector markets.  We recognize the revenue on smaller, shorter term projects on a completed contract basis and on larger, longer projects we utilize the percentage-of-completion method for revenue recognition. All of our revenue is earned in the United States and is somewhat seasonal, with the majority earned in the second half of the year.

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

Other (Income) Expense

Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs and fees associated with the mortgage on our headquarters, our line of credit, including amortization of deferred financing costs, and various vehicle loans. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.

Three months Ended March 31, 2011 Compared to Three months Ended March 31, 2010

Consolidated Results (in thousands)

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Revenue	$18,980	$11,813	$7,167	60.7%
Cost of sales	15,366	9,953	5,413	54.4%
Gross profit	3,614	1,860	1,754	94.3%

Selling, general and administrative expenses	7,173	6,433	740	11.5%
Amortization of intangibles	153	163	(10)	-6.1%
Operating loss	(3,712)	(4,736)	1,024	-21.6%

Other income	30	40	(10)	-25.0%
Net loss	$(3,682)	$(4,696)	$1,014	-21.6%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2011	2010

Revenue	100.0%	100.0%
Cost of sales	81.0%	84.3%
Gross profit	19.0%	15.7%

Selling, general and administrative expenses	37.8%	54.5%
Amortization of intangibles	0.8%	1.4%
Operating loss	-19.6%	-40.1%

Other income	0.2%	0.3%
Net loss	-19.4%	-39.8%

Revenue.  Our consolidated revenue for the three-month period ended March 31, 2011 increased $7.2 million or 60.7%, to $19.0 million from $11.8 million for the three-month period ended March 31, 2010.  Revenue increased in all of our markets relative to the year earlier period, with the largest increases generated from our utility market, where revenue increased almost 200%, and our public sector market where revenue increased by approximately 50%.  We entered the utility market late in 2009; therefore revenue was still relatively low during the first quarter of 2010.  Our public sector markets benefited from the continued recovery in this market from the slowdown experienced during the first half of 2010, as well as from the contracts we recently won from the U.S. Post Office.  Revenue under our FRR contract with the U.S. Army Corps of Engineers also increased significantly on a percentage basis, but still represents a relatively small portion of our total revenue.  Revenue in our C&I market increased slightly when compared to the year earlier period.  The first quarter of the year is typically the lowest revenue quarter for the C&I market.

We expect to continue to experience higher revenue relative to 2010 levels for the balance of the year, driven primarily by our utility and public sector markets.  Our revenue is also expected to continue to be somewhat seasonal, with revenue continuing to build throughout the year and peaking in the fourth quarter.

Gross Profit.  Our gross profit for the first quarter of 2011 was $3.6 million, a $1.7 million or 94.3% increase when compared to the $1.9 million in gross profit earned during the first quarter of 2010.  Our gross profit margin for the first quarter of 2011 was 19.0%, compared to 15.7% for the same period in 2010.  The increase in our gross profit was the result of the increase in our revenue for the quarter and improvements in our gross margin.  Our gross margin improved as a result of the increase in our utility revenue as a portion of our total revenue and an improved mix of business in our public sector market.  We expect our gross margins to improve throughout the year as revenue from our C&I and utility markets become a larger portion of our total revenue.

Selling, General and Administrative Expense.  Our selling, general and administrative expense increased $740 thousand or 11.5%, to $7.2 million during the first quarter of 2011 from $6.4 million during the first quarter of 2010.  Our SG&A expense as a percentage of revenue declined from 54.5% during the first quarter of 2010 to 37.8% of revenue during the first quarter of 2011.  All of this increase was related to our utility market, where we have experienced our most significant growth in revenue, as well as to LEAD, our new business initiative for 2011.  This increase in SG&A expense was partially offset by reductions in SG&A expense associated with all our other markets and corporate overhead.  We expect our SG&A to increase slightly from the first quarter level in future quarters as our utility and asset development businesses continue to grow, but this growth in SG&A is expected to be less than the increase in our revenue, resulting in continued reductions in SG&A as a percentage of our revenue.

Amortization of Intangibles.  Amortization expense declined $10 thousand to $153 thousand for the first quarter of 2011 compared to $163 thousand for the first quarter of 2010.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past five years have become fully amortized.  Amortization expense is expected to be $153 thousand per quarter for the balance of 2011.

Other Non-Operating Income.  Other income declined $10 thousand, to $30 thousand for the first quarter of 2011 from $40 thousand during the first quarter of 2011.  Interest expense was $10 thousand for both periods.  The components of interest expense for the three-month periods ended March 31, 2011 and 2010 are as follows:

Three months ended March 31,	2011	2010

Mortgage	$5	$5

Other	5	5

Total interest expense	$10	$10

Other interest expense for the first quarter of 2011 included unused line fees of $1 thousand and amortization of deferred financing costs of $3 thousand, both of which were related to our line of credit.

Interest income decreased $10 thousand to $40 thousand during the first quarter of 2011, from $50 thousand during the first quarter of 2010.  This decline was the result of a lower average balance on long-term receivables held by Lime Finance.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents (including restricted cash) of $9.8 million, compared to $14.9 million on December 31, 2010. Our debt obligations as of March 31, 2011 consisted of a mortgage of $373 thousand on our facility in Elk Grove Village, Illinois and various vehicle loans totaling $122 thousand.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended March 31,	2011	2010

Net cash used in operating activities	$(3,962)	$(1,882)
Net cash used in investing activities	(1,108)	(611)
Net cash used in financing activities	(69)	(32)

Net Decrease in Cash and Cash Equivalents	$(5,139)	$(2,525)

Cash and Cash Equivalents, at beginning of period	13,016	22,870

Cash and Cash Equivalents, at end of period	$7,877	$20,345

Three months Ended March 31, 2011 Compared to Three months Ended March 31, 2010

Net unrestricted cash decreased $5.1 million during the first three months of 2011 as compared to decreasing $2.5 million during the same period in 2010.

Operating Activities

Operating activities consumed cash of $4.0 million during the three-month period ended March 31, 2011 as compared to consuming cash of $1.9 million during the same period of 2010.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management splits the cash used or provided by operating activities into two pieces: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  By splitting the cash used or provided by operating activities this way our management believes it is easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

Three Months Ended March 31,	2011	2010

Net Loss	$(3,682)	$(4,696)

Provision for (recovery of) bad debt	76	(18)
Share based compensation	348	375
Depreciation and amortization	288	281
Amortization of deferred financing costs	3	—
(Gain) loss on disposition of fixed assets	(2)	7

Cash consumed by operating activities before changes in assets and liabilities	$(2,969)	$(4,051)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(2,240)	$3,112
Inventories	121	(75)
Costs and estimated earnings in excess of billings on uncompleted contacts	5,610	322
Other current assets	(231)	(233)
Accounts payable	(1,341)	(2,338)
Accrued expenses	(2,570)	1,031
Billings in excess of costs and estimated earnings on uncompleted contracts	(229)	347
Other current liabilities	(113)	3

Cash (consumed) generated from changes in assets and liabilities	$(993)	$2,169

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended March 31,	2011	2010

Cash consumed by operating activities before changes in assets and liabilities	$(2,969)	$(4,051)

Cash (consumed) generated from changes in assets and liabilities	(993)	2,169

Net cash used in operating activities	$(3,962)	$(1,882)

The cash consumed by operating activities before changes in assets and liabilities declined $1.1 million to $3.0 million during the first three months of 2011 as compared to consuming $4.1 million during the first three months of 2010.  The decline in the cash consumed by operating activities before changes in assets and liabilities was the result of the lower cash operating loss (excluding depreciation, amortization and share-based compensation) due to higher revenue and improved gross margins.  We believe that we will see additional improvements in the cash consumed by operating activities before changes in assets and liabilities if our revenue and profitability improve as we believe they will during the balance of this year.  In addition, we believe that this measure will turn positive during the third and fourth quarters of 2011 and exceed the cash used during the first two quarters of the year.

We consumed $1.0 million of cash though the changes in assets and liabilities during the first three months of 2011, compared to generating $2.2 million during the first three months of 2010.  Due to the seasonal nature of our business, in which our revenue and related working capital typically peak during the fourth quarter of the year and are at their lowest levels during the first quarter of the year, the first quarter usually is a period during which the changes in our current assets and liabilities generate cash.  During the second half of 2010 and early 2011 a significant portion of our utility program work was supported by ARRA funds.  Administrative delays resulting from increased documentation requirements for this work in combination with federal processing timelines has resulted in a significant increase in our accounts receivable related to this work.  This was the principal reason the changes in our assets and liabilities consumed cash during the first quarter of 2011.  This ARRA funded work will end soon and we expect to replace it with work funded by utility assessments, as was the case earlier in 2010.  We have begun to receive payment for the ARRA funded work completed in 2010, and expect all of the ARRA related receivables will be collected by the third quarter of 2011.

Over the longer term, we expect our working capital needs to increase with increases in our sales, though we continue to work to keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

We used $1.1 million in cash for investing activities during the three-month period ended March 31, 2011, compared to using $611 thousand during the three-month period ended March 31, 2010.  During the first quarter 2011, we invested $1.1 million in property and equipment, including approximately $800 thousand used to fund the construction of the Zemel Road landfill-gas generating facility.  Most, if not all of the amounts used to construct this facility will be refunded once permanent long-term financing is arranged for the facility.  The balance of the 2011 capital expenditures were for office equipment upgrades and software purchased to support our engineering and utility activities.  During the first quarter of 2010, we used $116 thousand of cash for fixed asset purchases, most of which was related to the opening of a new office to support our utility program management business and for enhancements to our accounting system.  Also during 2010, we pledged $500 thousand as collateral to support certain letters of credit which are used to obtain surety bonds.  Surety bonds are often required for our government contracts.  As of March 31, 2011, we had $1.9 million in cash pledged to support outstanding surety bonds.  We expect these bonds to run off during the second and third quarters of 2011, at which time the restricted cash will be released.

Financing Activities

Financing activities consumed cash of $69 thousand during the three-month period ended March 31, 2011, as compared to consuming $32 thousand during the same period in 2010.  During the first three months of 2011 we made principal payments of $38 thousand on our debt, compared to $32 thousand during the first quarter of 2010.  Also during the first quarter of 2011, we incurred $31 thousand in expenses related to securing our line of credit.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash and availability under our $7 million line of credit.

Our ability to continue to expand the sales of our services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, unfunded capital expenditures, the level and amount of product marketing and sales efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common stock and secured debt, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  While our operations generated positive cash flow during the second half of 2010 and positive earnings for the first time in our history during the fourth quarter of 2010, we need to continue to focus on moving the Company to the point that it is consistently generating positive earnings and cash flow.  To do this we believe that we need to continue to increase our revenue while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe the strategies we have implemented over the past two years, which are in part reflected in our new business initiatives, have positioned us where this objective could be achieved within the next 12 months.

Our newest business initiative, the asset development business, is more capital intensive than our other existing businesses.  However, we believe that it will significantly benefit our other existing businesses by permitting us to offer this new service to current and future clients, thereby increasing the value of our offerings, hopefully resulting in increased sales and margins.  The future of the asset development business will depend on our ability to find investors willing to invest in the projects we plan to develop.  Beyond the Zemel Road project, which will be largely funded by debt and a U.S. Treasury grant, we will not be dedicating significant amounts of our own capital to these projects.

We believe that our current cash in combination with availability under our line of credit will provide sufficient liquidity to permit us to continue to operate until we reach the point that we turn cash flow positive on a consistent basis.

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

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                                     Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2011, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2011, we issued 29,700 shares of our common stock to our six outside directors who participate.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.  Such shares were issued in consideration of the recipients’ service on the Board committees on which they serve and were issued in a transaction exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

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

LIME ENERGY CO.:

Dated: May 12, 2011	By:	/s/ David Asplund
David Asplund
Chief Executive Officer (principal
executive officer)

Dated: May 12, 2011	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)