Form 10-Q
period 2011-06-30
LIME ENERGY CO.
filed 2011-08-08
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-16265

LIME ENERGY CO.

(Exact name of registrant as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16810 Kenton Drive, Suite 240, Huntersville, NC 28078

(Address of principal executive offices, including zip code)

(704) 892-4442

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

23,842,556 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 5, 2011.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended June 30, 2011

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2011	2010 (1)
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$6,524	$13,016
Restricted cash	724	1,913
Accounts receivable, net	25,205	26,393
Inventories	1,026	998
Costs and estimated earnings in excess of billings on uncompleted contracts	13,094	15,417
Prepaid expenses and other	1,206	985

Total Current Assets	47,779	58,722

Property and Equipment, Net	5,860	2,940
Long-Term Receivables	327	543
Deferred Financing Costs, Net	20	—
Intangibles, Net	5,137	5,444
Goodwill	18,627	18,627

	$77,750	$86,276

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2011	2010 (1)
	(unaudited)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$108	$115
Accounts payable	17,769	19,143
Accrued expenses	9,521	10,370
Billings in excess of costs and estimated earnings on uncompleted contracts	1,074	998
Customer deposits	542	791
Total Current Liabilities	29,014	31,417

Long-Term Debt, less current maturities	359	418

Total Liabilities	29,373	31,835

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 23,822,941, and 23,662,172 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	184,306	183,140
Accumulated deficit	(135,931)	(128,701)

Total Stockholders’ Equity	48,377	54,441

	$77,750	$86,276

See accompanying notes to condensed consolidated financial statements

(1)                               Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenue	$24,260	$17,508	$43,240	$29,321

Cost of sales	19,767	13,319	35,132	23,273

Gross Profit	4,493	4,189	8,108	6,048

Selling, general and administrative	6,794	6,094	13,967	12,527
Amortization of intangibles	153	163	307	325
Restructuring charge	1,109	—	1,109	—

Operating loss	(3,563)	(2,068)	(7,275)	(6,804)

Other Income (Expense)
Interest income	34	48	75	98
Interest expense	(19)	(8)	(30)	(18)

Total other income	15	40	45	80

Net loss	(3,548)	(2,028)	(7,230)	(6,724)

Basic and Diluted Loss Per Common Share	(0.15)	(0.09)	(0.30)	(0.28)

Weighted Average Common Shares Outstanding	23,812	23,609	23,806	23,601

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	23,662	$2	$183,140	$(128,701)	$54,441

Share-based compensation	—	—	1,166	—	1,166

Shares issued for benefit plans and option exercises	161	—	—	—	—

Net loss for the six months ended June 30, 2011	—	—	—	(7,230)	(7,230)
Balance, June 30, 2011	23,823	$2	$184,306	$(135,931)	$48,377

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cash Flows From Operating Activities
Net Loss	$(3,548)	$(2,028)	$(7,230)	$(6,724)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	19	30	95	12
Share-based compensation	818	368	1,166	743
Depreciation and amortization	309	290	597	571
Amortization of deferred financing costs	7	—	10	—
(Gain) loss on disposition of property and equipment	(1)	1	(3)	8
Changes in assets and liabilities:
Accounts receivable	3,549	(1,490)	1,309	1,622
Inventories	(149)	(18)	(28)	(93)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,287)	(207)	2,323	115
Prepaid expenses and other	10	(88)	(221)	(321)
Accounts payable	(33)	1,779	(1,374)	(559)
Accrued expenses	1,721	(739)	(849)	292
Billings in excess of costs and estimated earnings on uncompleted contracts	305	426	76	773
Customer deposits	(136)	(36)	(249)	(33)

Net cash used in operating activities	(416)	(1,712)	(4,378)	(3,594)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	1	—	3	1
Purchases of property and equipment	(2,101)	(119)	(3,210)	(231)
Decrease (increase) in restricted cash	1,190	(2,801)	1,189	(3,301)

Net cash used in investing activities	(910)	(2,920)	(2,018)	(3,531)

Cash Flows From Financing Activities
Payments of long-term debt	(27)	(109)	(65)	(141)
Proceeds from issuance of shares for benefit plans	—	72	—	72
Cash paid for deferred financing costs	—	—	(31)	—

Net cash used in financing activities	(27)	(37)	(96)	(69)

Net Decrease in Cash and Cash Equivalents	(1,353)	(4,669)	(6,492)	(7,194)

Cash and Cash Equivalents, at beginning of period	7,877	20,345	13,016	22,870

Cash and Cash Equivalents, at end of period	$6,524	$15,676	$6,524	15,676

Supplemental Disclosure of Cash Flow Information (in thousands):

Cash paid during the period for interest	$6	$8	$13	$18

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

The results of operations for the three months and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Share-Based Compensation

Stock Options

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on November 30, 2010, however the Company’s stockholders approved a new employee stock purchase plan which became effective July 1, 2011 and will continue for three years or until the 300,000 shares allocated to the plan have been exhausted.  During the second quarter of 2010, the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.  In addition to the Plan and the ESPP, the Board of Directors grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Director Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Board of Directors on the vesting date.

The Company accounts for employee share-based awards in accordance with Accounting Standards Codification (ASC) 718. This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award based on the fair value of the award at the date of

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.

The following table summarizes the Company’s total share-based compensation expense for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock options	$570	$267	746	572

Restricted stock	248	90	420	145

Employee Stock Purchase Plan	—	11	—	26

	$818	$368	$1,166	$743

The Company uses an Enhanced Hull-White Trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average fair-value per option granted	$2.02	$1.96	$1.96	$1.99

Significant assumptions (weighted average):
Risk-free rate	0.05%	0.16%	0.09%	0.13%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	81.9%	80.3%	82.1%	81.2%
Expected life (years)	6.0	7.5	6.0	7.0
Expected turn-over rate	10.20%	9.41%	10.96%	9.25%
Expected exercise multiple	2.20	2.20	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on an empirical study completed by S. Huddart and M. Lang (1996).

Option activity under the Company’s stock option plans as of June 30, 2011 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at March 31, 2011	3,765,207	$3.04 - $735.00	$6.37

Granted	457,500	$4.23 - $4.70	$4.24
Exercised	(13,596)	$3.50 - $3.66	$3.61
Forfeited	(27,393)	$3.50 - $735.00	$40.12

Outstanding at June 30, 2011	4,181,718	$3.04 - $263.55	$5.93

Options exercisable at June 30, 2011	2,271,239	$3.30 - $263.55	$7.33

Option activity under the Company’s stock option plans as of June 30, 2011 and changes during the six-month period then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2010	3,374,045	$3.04 - $1,363.95	$7.07

Granted	885,536	$4.04 - $4.70	$4.15
Exercised	(36,378)	$3.30 - $4.65	$3.82
Forfeited	(41,485)	$3.50 - $1,363.95	$70.46

Outstanding at June 30, 2011	4,181,718	$3.04 - $263.55	$5.93

Options exercisable at June 30, 2011	2,271,239	$3.30 - $263.55	$7.33

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average
	Outstanding	Remaining	Weighted	Number	Weighted
	at June 30,	Contractual	Average	Exercisable at	Average
Exercise Price	2011	Life	Exercise Price	June 30, 2011	Exercise Price

$3.04 - $3.50	476,758	6.1 years	$3.43	368,425	$3.41
$3.51 - $4.50	2,019,873	9.0 years	$4.28	228,560	$4.05
$4.51 - $5.00	241,072	5.6 years	$4.66	230,239	$4.65
$5.01 - $7.00	135,714	5.5 years	$6.65	135,714	$6.65
$7.01 - $9.00	740,494	5.3 years	$7.29	740,494	$7.29
$9.01 - $11.00	212,842	5.1 years	$10.28	212,842	$10.28
$11.01 - $263.55	354,965	6.2 years	$13.80	354,965	$13.80

$3.04 - $263.55	4,181,718	7.3 years	$5.93	2,271,239	$7.33

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2011 of $5.36 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011 was approximately $3.3 million. The aggregate intrinsic value of exercisable options as of June 30, 2011 was approximately $1.2 million.  These amounts will change based on changes in the fair market value of the Company’s common stock.

As of June 30, 2011, there was approximately $1.6 million of total unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.74 years and unrecognized cost of $351,000 related to restricted stock which will be recognized over a weighted-average period of 8.9 months.  In addition, there was approximately $1.1 million of unrecognized expense related to the Cliff Options which may be recognized over the next 46 months.

Note 3 — Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt this pronouncement for our fiscal year beginning January 1, 2012.  The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The the adoption of ASU 2011-05 will not impact the Company’s operating results or financial position.

Note 4 — Restructuring Charge

During the second quarter of 2011 the Company initiated a restructuring to reduce costs, better integrate its operations and consolidate certain accounting and administrative functions.  In connection with this restructuring, it recorded a $1.1 million restructuring charge, consisting primarily of severance related costs.  As of June 30, 2011, approximately $102 thousand remained in the restructuring reserve.

Note 5 — Net Loss Per Share

The Company computes loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings would include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months and six months ended June 30, 2011 and 2010, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants that are not included in the basic and diluted loss per share available to common stockholders because to do so would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average shares issuable upon exercise of outstanding options	3,892,531	3,283,482	3,833,143	2,998,217

Weighted average shares issuable upon exercise of outstanding warrants	719,254	797,571	756,920	802,605

Total	4,611,785	4,081,053	4,590,063	3,800,822

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and the line has an unused fee of 0.30% per annum.  The line contains covenants that require the Company to maintain a minimum current ratio of 1.55 or greater and a maximum tangible leverage ratio of 1.30. The line has a term of one year.  There were no borrowings under the line as of June 30, 2011.

Note 7 — Lime Energy Asset Development

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets.  In October 2010, LEAD acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida for $2.65 million.  LEAD has since entered into a 20-year power purchase agreement with a utility for the sale of electricity and certain environmental attributes to be generated from the landfill gas.  It has also begun construction of a generating facility on the property it is leasing from the landfill owner under a 20-year lease.  The Company has ordered two generators for the facility with a combined capacity of 2.8 megawatts and is evaluating the possible purchase of a third generator that would bring the total capacity up to 4.2 megawatts.  The total cost to construct the generating facility with two generators is projected to be approximately $6.3 million and the cost to include all three generators would be approximately $7.5 million.  As of June 30, 2011, the Company had spent approximately $3.5 million on the facility.  The Company believes that this investment will qualify for a renewable energy grant from the U.S. Treasury equal to 30% of certain qualifying construction costs.  It believes that the grant will be approximately $1.8 million with two generators or $2 million with three generators and should be received approximately 60 days following completion of the facility.

The Company is currently in the process of arranging long-term financing for the project.  It is seeking to obtain approximately $4.5 million to $5.0 million under a long-term loan.

The Company projects that the generating facility will be completed in September or October 2011.

Note 8 — Business Segment Information

The Company operates in one business segment, the Energy Efficiency Services segment, through which is serves three markets: the commercial and industrial market, the public sector market and the utility market.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 — Other Equity Issuances

(a)          During the first quarter of 2011, the Company granted 29,700 shares of its common stock to six of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

(b)         During the first quarter of 2011, the Company issued 108,025 shares of restricted stock to eight senior employees.  These shares vest equally on December 31, 2011, 2012 and 2013 if the holder is still employed by the Company on the vesting date.

(c)          During the first six months of 2011, the holders of options to purchase 36,378 shares of the Company’s common stock exercised their options on a cashless basis, exchanging 28,213 shares they were entitled to purchase pursuant to the options to satisfy the exercise price, receiving 8,165 shares.

(d)         During the first six months of 2011, the Company issued 110 shares of its common stock to four employees as part of its Employee Recognition Program.

(e)          During the second quarter of 2011, the Company granted 14,769 shares of its common stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on various Board committees.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

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

Other Income (Expense)

Other income consists of interest earned on our investments, net of interest expense. Interest expense represents the interest costs and fees associated with the mortgage on our headquarters, our line of credit, including amortization of deferred financing costs, and various vehicle loans. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.

Three months Ended June 30, 2011 Compared to Three months Ended June 30, 2010

Consolidated Results (in thousands)

	Three Months Ended
	June 30,		Change
	2011	2010	$	%

Revenue	$24,260	$17,508	$6,752	38.6%
Cost of sales	19,767	13,319	6,448	48.4%
Gross profit	4,493	4,189	304	7.3%

Selling, general and administrative expenses	6,794	6,094	700	11.5%
Amortization of intangibles	153	163	(10)	-6.1%
Restructuring charge	1,109	—	1,109	100.0%
Operating loss	(3,563)	(2,068)	(1,495)	72.3%

Other income	15	40	(25)	-62.5%
Net loss	$(3,548)	$(2,028)	$(1,520)	75.0%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	June 30,
	2011	2010

Revenue	100.0%	100.0%
Cost of sales	81.5%	76.1%
Gross profit	18.5%	23.9%

Selling, general and administrative expenses	28.0%	34.8%
Amortization of intangibles	0.6%	0.9%
Restructuring charge	4.6%	0.0%
Operating loss	-14.7%	-11.8%

Other income	0.1%	0.2%
Net loss	-14.6%	-11.6%

Revenue.  Our consolidated revenue for the three-month period ended June 30, 2011 increased $6.8 million or 38.6%, to $24.3 million from $17.5 million for the three-month period ended June 30, 2010.  Revenue increased in all of our markets relative to the year earlier period except in our C&I market, where revenue declined approximately 17%.  Revenue from our utility and public sector markets increased approximately 77% and 23%, respectively, compared to the same period last year. During the second quarter of 2010 our utility business was only working on one utility contract, whereas it was operating under two utility contracts during the second quarter of 2011.  We expect to begin work under a third utility contract recently awarded by the Long Island Power Authority and another smaller utility contract during the third quarter of 2011.  Our public sector markets benefited during the quarter from the continued recovery in this market from the slowdown experienced during the first half of 2010, as well as from contracts we recently won from the U.S. Post Office.  Revenue from our FRR contract with the Army Corps of Engineers increased approximately 150%, however this source of revenue only represents a little over 10% of our total consolidated revenue.

We expect to continue to experience higher revenue relative to 2010 levels for the balance of the year, driven primarily by our utility and public sector markets.  Our revenue is also expected to continue to be seasonal, with revenue continuing to build throughout the year and peaking in the fourth quarter.

Gross Profit.  Our gross profit for the second quarter of 2011 was $4.5 million, a $300,000 or 7.3% increase when compared to the $4.2 million in gross profit earned during the second quarter of 2010.  Our gross profit margin for the second quarter of 2011 was 18.5%, compared to 23.9% for the same period in 2010.  The gross profit margin realized during the second quarter of 2010 benefited from an unusually high portion of higher margin engineering revenue from our C&I market, whereas the second quarter of 2011 included very little of this engineering revenue but did include a higher portion of lower margin regional construction work and FRR revenue.  We expect our gross margins to improve throughout the year as revenue from our higher margin C&I and utility markets become a larger portion of our total revenue.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $700 thousand or 11.5%, to $6.8 million during the second quarter of 2012 from $6.1 million during the second quarter of 2010.  All of the increase in our SG&A expense was related to our utility market, where we have experienced our most significant growth in revenue, as well as to LEAD, our new business initiative for 2011.  This increase in SG&A expense was partially offset by reductions in SG&A expense associated with all our other markets and corporate overhead.  The restructuring we implemented during the third quarter will further reduce the SG&A associated with the C&I market and corporate overhead in future quarters.  On a full year basis, we expect our SG&A will increase less than 10% over 2010 levels, with all of the increase related to the growth of our utility program management and LEAD businesses.  Our SG&A expense as a percentage of revenue declined from 34.8% during the second quarter of 2010 to 28.0% of revenue during the second quarter of 2011 as the growth rate of our revenue during the second quarter exceeded the growth rate of our SG&A.

Amortization of Intangibles.  Amortization expense declined $10 thousand to $153 thousand in the second quarter of 2011 compared to $163 thousand for the second quarter of 2010.  Our amortization expense has declined as intangible assets associated with acquisitions we made over the past five years have been fully amortized.  Amortization expense is expected to be $153 thousand per quarter for the balance of 2011.

Restructuring Charge.  We initiated a restructuring during the second quarter of 2011 which we expect will reduce our SG&A by approximately $3 million annually beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions.  We recorded a restructuring charge of approximately $1.1 million in connection with this restructuring, consisting primarily of severance related costs.  We expect these moves will reduce our operating costs this year by approximately $0.6 million, after including the impact of the restructuring charge.

Other Income.  Other income declined $25 thousand, to $15 thousand for the second quarter of 2011 from $40 thousand during the second quarter of 2010.  Interest expense was $19 thousand for the second quarter of 2011, compared to $8 thousand for the year earlier period.  The components of interest expense for the three-month periods ended June 30, 2011 and 2010 are as follows (in thousands):

Three months ended June 30,	2011	2010

Line of credit unused line fee	$5	$—

Mortgage	5	5

Other	1	3

Total contractural interest and fees	11	8

Amortization of deferred issuanace costs	8	—

Total interest expense	$19	$8

Total contractual interest and fees increased $3 thousand, to $11 thousand, during the second quarter of 2011 from $8 thousand during the second quarter of 2010.  This increase was associated with the unused line fee on our line of credit, partially offset by lower interest on our vehicle loans.  During the second quarter of 2011 we also recorded $8 thousand of amortization expense on deferred issuance costs related to our line of credit.

Interest income decreased $14 thousand to $34 thousand during the second quarter of 2011 from $48 thousand during the second quarter of 2010.  This decline was the result of a lower average balance on long-term receivables held by Lime Finance and lower average invested cash balances.

Six months Ended June 30, 2011 Compared to Six months Ended June 30, 2010

Consolidated Results (in thousands)

	Six Months Ended
	June 30,		Change
	2011	2010	$	%

Revenue	$43,240	$29,321	$13,919	47.5%
Cost of sales	35,132	23,273	11,859	51.0%
Gross profit	8,108	6,048	2,060	34.1%

Selling, general and administrative expenses	13,967	12,527	1,440	11.5%
Amortization of intangibles	307	325	(18)	-5.5%
Restructuring charge	1,109	—	1,109	100.0%
Operating loss	(7,275)	(6,804)	(471)	6.9%

Other income	45	80	(35)	-43.8%
Net loss	$(7,230)	$(6,724)	$(506)	7.5%

The following table presents the percentage of certain items to revenue:

	Six Months Ended
	June 30,
	2011	2010

Revenue	100.0%	100.0%
Cost of sales	81.2%	79.4%
Gross profit	18.8%	20.6%

Selling, general and administrative expenses	32.3%	42.7%
Amortization of intangibles	0.7%	1.1%
Restructuring charge	2.6%	0.0%
Operating loss	-16.8%	-23.2%

Other income	0.1%	0.3%
Net loss	-16.7%	-22.9%

Revenue.  Our consolidated revenue for the six-month period ended June 30, 2011 increased $13.9 million, or 47.5%, to $43.2 million from $29.3 million for the six-month period ended June 30, 2010.  Revenue increased in all of our markets relative to the year earlier period, except for our C&I market where revenue declined approximately 7%.  Revenue from our utility market increased approximately 114% when compared to the first six months of 2010, and revenue from our public sector market increased more than 30% during the same period.  We entered the utility market late in 2009 and we were working on one relatively new utility contract during the first six months of 2010, whereas we have been working on two established contracts for all of the first six months of 2011.  Our public sector markets has benefited from the continued recovery in this market from the slowdown experienced during the first half of 2010, as well as from contracts we recently won from the U.S. Post Office.  Revenue under our

FRR contract with the U.S. Army Corps of Engineers increased approximately 135% during the first six months of 2011 when compared to the same period in 2010, but still represents a relatively small portion of our total revenue.

Gross Profit.  Our gross profit for the first half of 2011 was $8.1 million, a $2.1 million or 34.1% increase when compared to the $6.0 million in gross profit earned during the first half of 2010.  Our gross profit margin for the first half of 2011 was 18.8%, compared to 20.6% for the same period in 2010.  The decline in our gross profit margin was the result of a shift in the mix of our business to a mix that included less high margin engineering revenue and more low margin regional construction revenue.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $1.4 million or 11.5%, to $13.9 million during the first half of 2011 from $12.5 million during the first half of 2010.  All of the increase in our SG&A expense was related to our utility market, where we have experienced our most significant growth in revenue, as well as to LEAD, our new business initiative for 2011.  This increase in SG&A expense was partially offset by reductions in SG&A expense associated with all our other markets and corporate overhead. Our SG&A expense as a percentage of revenue declined from 42.7% during the first half of 2010 to 32.3% during the first half of 2011 as the growth in our revenue for the most recent six-month period exceeded the growth of our SG&A expense.

Amortization of Intangibles.  Amortization expense declined $18 thousand to $307 thousand for the first half of 2011 compared to $325 thousand for the first half of 2010.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past five years have been fully amortized.

Restructuring Charge.  We initiated a restructuring during the second quarter of 2011, which we expect will reduce our SG&A by approximately $3 million annually beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions.  We recorded a restructuring charge of approximately $1.1 million in connection with this restructuring, consisting primarily of severance related costs.  We expect these moves will reduce our operating costs this year by approximately $0.6 million, after including the impact of the restructuring charge.

Other Income.  Other income declined $35 thousand, to $45 thousand for the second half of 2011 from $80 thousand during the first half of 2011.  Interest expense increased $12 thousand, to $30 thousand, for the six-month period ended June 30, 2011, compared to $18 thousand for the same period during 2010.  The components of interest expense for the six-month periods ended June 30, 2011 and 2010 are as follows (in thousands):

Six months ended June 30,	2011	2010

Line of credit unused line fee	$7	$—

Mortgage	9	10

Other	4	8

Total contractural interest and fees	20	18

Amortization of deferred issuanace costs	10	—

Total interest expense	$30	$18

Total contractual interest and fees increased $2 thousand, to $20 thousand, for the first half of 2011, compared to $18 thousand for the six-month period ended June 30, 2010.  A reduction in interest on our vehicle loans was partially offset by the unused line fee on the line of credit.  During the second half of 2011 we also recorded $10 thousand of amortization expense on deferred issuance costs for our line of credit.

Interest income decreased $23 thousand, to $75 thousand, during the first half of 2011, from $98 thousand during the first half of 2010.  This decline was the result of a lower average balance on long-term receivables held by Lime Finance and lower average invested cash balances.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $7.2 million (including restricted cash of $724 thousand), compared to $14.9 million on December 31, 2010 (including restricted cash of $1.9 million). Our debt obligations as of June 30, 2011 consisted of a mortgage of $364 thousand on our facility in Elk Grove Village, Illinois and various vehicle loans totaling $103 thousand.

Our principal cash requirements are for operating expenses, the funding of inventory and accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Six months ended June 30,	2011	2010

Net cash used in operating activities	$(4,378)	$(3,594)
Net cash used in investing activities	(2,018)	(3,531)
Net cash used in financing activities	(96)	(69)

Net Decrease in Cash and Cash Equivalents	$(6,492)	$(7,194)

Cash and Cash Equivalents, at beginning of period	13,016	22,870

Cash and Cash Equivalents, at end of period	$6,524	$15,676

Six months Ended June 30, 2011 Compared to Six months Ended June 30, 2010

Net unrestricted cash decreased $6.5 million during the first six months of 2011 as compared to decreasing $7.2 million during the same period in 2010.

Operating Activities

Operating activities consumed cash of $4.4 million during the six-month period ended June 30, 2011 as compared to consuming cash of $3.6 million during the same period of 2010.

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

Six Months Ended June 30,	2011	2010

Net Loss	$(7,230)	$(6,724)

Provision for (recovery of) bad debt	95	12
Share-based compensation	1,166	743
Depreciation and amortization	597	571
Amortization of deferred financing costs	10	—
(Gain) loss on disposition of property and equipment	(3)	8

Cash consumed by operating activities before changes in assets and liabilities	$(5,365)	$(5,390)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$1,309	$1,622
Inventories	(28)	(93)
Costs and estimated earnings in excess of billings on uncompleted contacts	2,323	115
Other current assets	(221)	(321)
Accounts payable	(1,374)	(559)
Accrued expenses	(849)	292
Billings in excess of costs and estimated earnings on uncompleted contracts	76	773
Customer deposits	(249)	(33)

Cash generated from changes in assets and liabilities	$987	$1,796

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Six Months Ended June 30,	2011	2010

Cash consumed by operating activities before changes in assets and liabilities	$(5,365)	$(5,390)

Cash generated from changes in assets and liabilities	987	1,796

Net cash used in operating activities	$(4,378)	$(3,594)

The cash consumed by operating activities before changes in assets and liabilities declined $25 thousand, to $5.365 million, during the first six months of 2011 as compared to consuming $5.390 million during the first six months of 2010.  The decline in the cash consumed by operating activities before changes in assets and liabilities was the result of the lower cash operating loss (excluding depreciation, amortization and share-based compensation) due to higher revenue, partially offset by lower gross profit margins and the restructuring charge.  We believe that we will see additional improvements in the cash consumed by operating activities before changes in assets and liabilities if our revenue and profitability improve as we believe they will during the balance of this year.  In addition, we believe that this measure will turn positive during the second half of 2011.

We generated approximately $1.0 million of cash though the changes in assets and liabilities during the first six months of 2011, compared to generating $1.8 million during the first six months of 2010.  Due to the seasonal nature of our business, in which our revenue and related working capital typically peak during the fourth quarter of the year and are at their lowest levels during the first half of the year, the first half usually is a period during which the changes in our current assets and liabilities generate cash.  During the second half of 2010 and early 2011, a significant portion of our utility program work was supported by ARRA funds.  Administrative delays resulting from increased documentation requirements for this work, in combination with federal processing timelines, has resulted in a significant increase in our accounts receivable related to this work.  This was the principal reason the changes in our assets and liabilities generated less cash during the first half of 2011 than it did during the first half of 2010.  This ARRA funded work has largely ended and we expect to replace it with work funded by utility assessments, which we believe will improve the timeliness of payments to us.

Over the longer term, we expect our working capital needs to increase with increases in our sales, though we continue to work to keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

We used $2.0 million in cash for investing activities during the six-month period ended June 30, 2011, compared to using $3.5 million during the six-month period ended June 30, 2010.  During the first half 2011, we invested $3.2 million in property and equipment, including approximately $2.6 million used to fund the construction of the Zemel Road landfill-gas generating facility.  A significant portion of the amounts used to construct this facility will be refunded once permanent long-term financing is arranged for the facility, which we anticipate securing during the third quarter of 2011.  The balance of the 2011 capital expenditures were for office equipment upgrades and software purchased primarily to support our engineering and utility activities.  These capital expenditures were partially offset by a reduction in restricted cash used to support surety bonds.  During the first half of 2010, we used $231 thousand of cash for fixed asset purchases, most of which was related to the opening of a new office to support our utility program management business and for enhancements to our accounting system.  Also during 2010, we pledged $3.3 million as collateral to support the issuance of surety bonds.  As of June 30, 2011, we had $724 thousand pledged to support surety bonds.  We expect these bonds to run off before the end of 2011, at which time the restricted cash will be released.

Financing Activities

Financing activities consumed cash of $96 thousand during the six-month period ended June 30, 2011, as compared to consuming $69 thousand during the same period in 2010.  During the first six months of 2011 we made principal payments of $65 thousand on our debt, compared to $141 thousand during the first half of 2010.  Also during the first half of 2011, we incurred $31 thousand in expenses to obtain our line of credit.  During the first half of 2010 we received $72 thousand from the sale of shares of our common stock to employees through our Employee Stock Purchase Plan.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash reserves and availability under our $7 million line of credit.

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

We have raised a significant amount of capital since our formation through the issuance of shares of our common stock and secured debt, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  While our operations generated positive cash flow during the second half of 2010 and positive GAAP earnings for the first time in our history during the fourth quarter of 2010, we need to continue to focus on moving the Company to the point that it is consistently generating positive earnings and cash flow.  To do this we believe that we need to continue to increase our revenue while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe the strategies we have implemented over the past two years, which are in part reflected in our new business initiatives and our recent restructuring, have positioned us where this objective could be achieved within the next 12 months.

Our newest business initiative, the asset development business, is more capital intensive than our other existing businesses.  However, we believe that it will significantly benefit our other existing businesses by permitting us to offer this new service to current and future clients, thereby increasing the value of our offerings, hopefully resulting in increased opportunities to secure larger projects with higher margins.  The future of the asset development business will depend on our ability to find investors willing to invest in the projects we plan to develop.  Beyond the Zemel Road project, which will be largely funded by debt and a U.S. Treasury grant, we will not be dedicating significant amounts of our own capital to these projects.

We believe that our current cash, in combination with availability under our line of credit will provide sufficient liquidity to permit us to continue to operate until we reach the point that we turn cash flow positive on a consistent basis.

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

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 3, 2011 and June 2, 2011, we issued a total of 44,469 shares of our common stock to our six outside directors.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.  Such shares were issued in consideration of the recipients’ service on the Board and on Board committees and were issued in a transaction exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

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

101

The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six-month month periods ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three-month and six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 8, 2011	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2011	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)