Form 10-Q
period 2011-09-30
LIME ENERGY CO.
filed 2011-11-08
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

23,842,616  shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 4, 2011.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended September 30, 2011

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2011	December 31,
	(unaudited)	2010 (1)

Assets

Current Assets
Cash and cash equivalents	$3,553	$13,016
Restricted cash	725	1,913
Accounts receivable, net	29,771	26,393
Inventories	725	998
Costs and estimated earnings in excess of billings on uncompleted contracts	15,528	15,417
Prepaid expenses and other	1,130	985

Total Current Assets	51,432	58,722

Property and Equipment, Net	7,217	2,940
Asset Held For Sale, Net	875	—
Long-Term Receivables	238	543
Deferred Financing Costs, Net	13	—
Intangibles, Net	4,984	5,444
Goodwill	18,627	18,627

	$83,386	$86,276

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,
	2011	December 31,
	(unaudited)	2010 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$102	$115
Accounts payable	17,495	19,143
Accrued expenses	13,464	10,370
Billings in excess of costs and estimated earnings on uncompleted contracts	2,201	998
Customer deposits	538	791
Total Current Liabilities	33,800	31,417

Long-Term Debt, less current maturities	338	418

Total Liabilities	34,138	31,835

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 23,842,556, and 23,662,172 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	184,819	183,140
Accumulated deficit	(135,573)	(128,701)

Total Stockholders’ Equity	49,248	54,441

	$83,386	$86,276

See accompanying notes to condensed consolidated financial statements

(1)                 Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenue	$32,191	$28,077	$75,430	$57,398

Cost of sales	25,139	22,100	60,271	45,373

Gross Profit	7,052	5,977	15,159	12,025

Selling, general and administrative	6,383	6,261	20,350	18,788
Amortization of intangibles	153	147	460	472
Restructuring charge	172	—	1,281	—

Operating income (loss)	344	(431)	(6,932)	(7,235)

Other Income (Expense)
Interest income	34	56	109	154
Interest expense	(19)	(7)	(49)	(25)

Total other income	15	49	60	129

Net Income (Loss)	$359	$(382)	$(6,872)	$(7,106)

Weighted Average Earnings (Loss) Per Common Share:
Basic	$0.02	$(0.02)	$(0.29)	$(0.30)
Diluted	$0.02	$(0.02)	$(0.29)	$(0.30)

Weighted Average Common Shares Outstanding:
Basic	23,841	23,640	23,817	23,614
Diluted	23,863	23,640	23,817	23,614

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	23,662	$2	$183,140	$(128,701)	$54,441

Share-based compensation	—	—	1,615	—	1,615

Shares issued for benefit plans and option exercises	181	—	64	—	64

Net loss for the nine months ended September 30, 2011	—	—	—	(6,872)	(6,872)
Balance, September 30, 2011	23,843	$2	$184,819	$(135,573)	$49,248

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cash Flows From Operating Activities
Net Income (Loss)	$359	$(382)	$(6,872)	$(7,106)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	61	14	156	26
Share-based compensation	449	335	1,615	1,078
Depreciation and amortization	329	276	926	847
Amortization of deferred financing costs	8	—	18	—
Loss on disposition of property and equipment	108	1	105	9
Changes in assets and liabilities:
Accounts receivable	(4,538)	(7,949)	(3,229)	(6,327)
Inventories	301	(192)	273	(285)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,434)	(2,797)	(111)	(2,682)
Prepaid expenses and other	76	87	(145)	(234)
Accounts payable	(274)	1,733	(1,648)	1,174
Accrued expenses	3,942	4,636	3,094	4,928
Billings in excess of costs and estimated earnings on uncompleted contracts	1,127	826	1,203	1,599
Customer deposits	(4)	(17)	(253)	(50)

Net cash used in operating activities	(490)	(3,429)	(4,868)	(7,023)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	3	4	6	1
Purchases of property and equipment	(2,519)	(204)	(5,729)	(431)
Decrease (increase) in restricted cash	(1)	(3)	1,188	(3,304)

Net cash used in investing activities	(2,517)	(203)	(4,535)	(3,734)

Cash Flows From Financing Activities
Payments of long-term debt	(28)	(28)	(93)	(169)
Proceeds from issuance of shares for benefit plans	64	—	64	72
Cash paid for deferred financing costs	—	—	(31)	—

Net cash generated by (used in) financing activities	36	(28)	(60)	(97)

Net Decrease in Cash and Cash Equivalents	(2,971)	(3,660)	(9,463)	(10,854)

Cash and Cash Equivalents, at beginning of period	6,524	15,676	13,016	22,870

Cash and Cash Equivalents, at end of period	$3,553	$12,016	$3,553	12,016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Supplemental Disclosure of Cash Flow Information (in thousands):

Cash paid during the period for interest	$6	$8	$19	$26

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

The results of operations for the three months and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s total share-based compensation expense for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock options	$291	$234	$1,036	$907

Restricted stock	96	90	517	145

Employee Stock Purchase Plan	62	11	62	26

	$449	$335	$1,615	$1,078

The Company uses an enhanced Hull-White trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an enhanced Hull-White trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average fair-value per option granted	$2.25	$1.50	$1.96	$2.05

Significant assumptions (weighted average):
Risk-free rate	0.06%	0.16%	0.09%	0.07%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	82.0%	84.4%	82.1%	83.4%
Expected life (years)	6.0	5.6	6.0	5.9
Expected turn-over rate	10.00%	13.30%	11.00%	9.00%
Expected exercise multiple	2.20	2.20	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of September 30, 2011 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at June 30, 2011	4,181,718	$3.04 - $263.55	$5.93

Granted	30,000	$4.74 - $4.74	$4.74
Exercised	(17,571)	$3.50 - $3.75	$3.65
Forfeited	(9,666)	$3.50 - $11.13	$8.94

Outstanding at September 30, 2011	4,184,481	$3.04 - $263.55	$5.92

Options exercisable at September 30, 2011	2,250,502	$3.04 - $263.55	$7.34

Option activity under the Company’s stock option plans as of September 30, 2011 and changes during the nine-month period then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2010	3,374,045	$3.04 - $1,363.95	$7.07

Granted	915,536	$4.04 - $4.74	$4.17
Exercised	(53,949)	$3.30 - $4.65	$3.77
Forfeited	(51,151)	$3.50 - $1,363.95	$58.83

Outstanding at September 30, 2011	4,184,481	$3.04 - $263.55	$5.92

Options exercisable at September 30, 2011	2,250,502	$3.04 - $263.55	$7.34

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price

$3.04 - $3.50	468,591	5.8 years	$3.43	363,425	$3.41
$3.51 - $4.50	2,008,802	8.8 years	$4.28	220,822	$4.06
$4.51 - $5.00	271,072	5.8 years	$4.67	230,239	$4.65
$5.01 - $7.00	135,714	5.3 years	$6.65	135,714	$6.65
$7.01 - $9.00	737,494	5.1 years	$7.28	737,494	$7.28
$9.01 - $11.00	212,842	4.9 years	$10.28	212,842	$10.28
$11.01 - $263.55	349,966	5.9 years	$13.84	349,966	$13.84

$3.04 - $263.55	4,184,481	7.1 years	$5.92	2,250,502	$7.34

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2011 of $3.14 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011 was approximately $0. The aggregate intrinsic value of exercisable options as of September 30, 2011 was approximately $0.  These amounts will change based on changes in the fair market value of the Company’s common stock.

The compensation expense to be recognized in future periods related to the Company’s employee options, restricted stock and Employee Stock Purchase Plan is as follows:

		Weighted
	Unrecognized	Average
	Comepnsation	Remaining
	Expense	Life
As of September 30, 2011	(in 000’s)	(in months)

Option expense	$1,300	12.0

Employee Stock Purchase Plan	227	9.2

Restricted Stock	262	8.3

In addition, there was approximately $1.1 million of unrecognized expense related to the Cliff Options which may be recognized over the next 43 months if vesting requirements are met.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt this pronouncement for our fiscal year beginning January 1, 2012.  The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

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

In September 2011, the FASB issued an accounting pronouncement related to intangibles — goodwill and other (FASB ASC Topic 350), which allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Note 4 — Restructuring Charge

During the second quarter of 2011, the Company initiated a restructuring to reduce costs, better integrate its operations and consolidate certain accounting and administrative functions.  In connection with this restructuring, it recorded a $1.1 million restructuring charge during the second quarter and an additional $172 thousand charge during the third quarter.  The second quarter charge consisted primarily of severance related costs and the third quarter charge was primarily costs associated with the sale of real estate.  As of September 30, 2011, approximately $32 thousand remained in the restructuring reserve.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, because the effect would be anti-dilutive.  For the three-month period ended September 30, 2011, it used the treasury method to calculate the diluted earnings per share.  The treasury stock method assumes that the Company uses the proceeds from the exercise of in-the-money options and warrants to repurchase common stock at the average market price during the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrant.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average shares issuable upon exercise of outstanding options	4,191,112	3,396,095	3,960,839	3,132,300

Weighted average shares issuable upon exercise of outstanding warrants	587,929	796,116	699,971	800,419

Total	4,779,041	4,192,211	4,660,809	3,932,719

Note 6 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and the line has an unused fee of 0.30% per annum and the line is schedule to expire in March 2012.  The line contains covenants that require the Company to maintain a minimum current ratio of 1.55 or greater and a maximum tangible leverage ratio of 1.30. The Company was not in compliance with these covenants at the end of the third quarter, but the Bank waived the violations.  The Company has not borrowed under the line since it was established.

Note 7 — Lime Energy Asset Development

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets.  In October 2010, LEAD

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida for $2.65 million.  LEAD has since entered into a 20-year power purchase agreement with a utility for the sale of electricity and certain environmental attributes to be generated from the landfill gas.  In October 2011, it completed the construction of a 2.8 megawatt generating facility on the property it is leasing from the landfill owner under a 20-year lease.  The total cost to construct the generating facility is expected to be approximately $6.3 million.  The Company has applied for a renewable energy grant from the U.S. Treasury equal to approximately $1.9 million.  It expects to receive the grant before the end of 2011.

On November 3, 2011, the Company closed on a $3.6 million term loan secured by all the assets of the Zemel Road project and guaranteed by Lime Energy Co. and Lime Energy Asset Management, LLC.  Half of the loan was funded at closing and the other half will be funded within 60-days of the closing once the facility has demonstrated that it has generated an average of 2.18 megawatts of power over a 60 day period.  The Company believes that this requirement will be satisfied before the end of 2011.  The term loan has an amortization period of 20 years, but requires that 50% of all excess cash flow from the project (as defined in the Loan Agreement) be used to prepay the loan.  The loan carries an interest rate equal to the 30-day LIBOR rate, plus 500 basis points.  The loan can be prepaid at anytime without penalty.

Note 8 — Business Segment Information

The Company operates in one business segment, the Energy Efficiency Services segment, through which is serves three markets: the commercial and industrial market, the public sector market and the utility market.

Note 9 — Other Equity Issuances

(a)          During the first quarter of 2011, the Company granted 29,700 shares of its common stock to nine of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

(b)         During the first quarter of 2011, the Company issued 108,025 shares of restricted stock to eight senior employees.  These shares vest equally on December 31, 2011, 2012 and 2013 if the holder is still employed by the Company on the vesting date.

(c)          During the first nine months of 2011, the holders of options to purchase 53,949 shares of the Company’s common stock exercised their options.  Of these, options to purchase 36,378 were exercised on a cashless basis whereby the holder exchanged 28,213 shares they were entitled to purchase pursuant to the options to cover the exercise price.  The total shares issued as a result of the exercise of the options exercised on a cash and cashless basis were 25,736 shares.

(d)         During the first nine months of 2011, the Company issued 170 shares of its common stock to seven employees as part of its Employee Recognition Program.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

(f)            In August 2011, the Company issued 1,984 shares of restricted stock to a new Director pursuant to the 2010 Non-Employee Directors’ Stock Plan.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

Note 10 — Subsequent Event

On October 17, 2011, the Company sold the building it owned in Elk Grove Village, Illinois.  It used a portion of the proceeds to repay the mortgage on the building which had a balance of $352,000 on the date of closing.  The remaining proceeds were used to cover other transaction costs and will be used by the Company for other general corporate purposes.  The net carrying value of the building exceeded the net proceeds, after expenses from the sale, by approximately $115,000.  A reserve for this was included in the restructuring charge recorded during the third quarter of 2011.  The depreciated value of the building, adjusted for the anticipated loss on sale, is reported in the accompanying condensed consolidated financial statements as Asset Held for Sale.

On October 20, 2011, the Company’s Zemel Road landfill-gas to electricity project began commercial operation.  On November 3, 2011, the Company closed on a $3.6 million term loan which is secured by all the assets of GES Port Charlotte, the Company’s wholly-owned subsidiary that holds the Zemel Road assets, and guaranteed by Lime Energy Co. and Lime Energy Asset Development, LLC.  For additional information regarding the Zemel Road project and the term loan please refer to Note 7.

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

Overview

We are a provider of integrated energy engineering, consulting and implementation solutions focused on assisting our clients in the achievement of their energy efficiency goals.  We operate in three specific markets: the utility market, the public sector and institutional market, and the commercial and industrial market.  We perform energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical, water, weatherization, renewable energy solutions and on-site generation.

We serve a wide range of utility, public sector, institutional and commercial and industrial clients.  We work for a number of utilities for which we manage or operate under their energy demand-side management programs.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with Energy Service Companies (“ESCOs”) and directly.  ESCOs are awarded project contracts with the public sector, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.  Our commercial and industrial clients include many Fortune 500 companies for which we provide our energy efficiency solutions directly.

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

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and products that we purchase and resell to our clients.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a couple days to a year or more to complete, with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public sector markets.  We utilize the percentage-of-completion method for revenue recognition. The vast majority of our revenue is earned in the United States and is somewhat seasonal, with 60% to 70% typically earned in the second half of the year.

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

Three months Ended September 30, 2011 Compared to Three months Ended September 30, 2010

Consolidated Results (in thousands)

	Three Months Ended
	September 30,		Change
	2011	2010	$	%

Revenue	$32,191	$28,077	$4,114	14.7%
Cost of sales	25,139	22,100	3,039	13.8%
Gross profit	7,052	5,977	1,075	18.0%

Selling, general and administrative expenses	6,383	6,261	122	1.9%
Amortization of intangibles	153	147	6	4.1%
Restructuring charge	172	—	172	100.0%
Operating income (loss)	344	(431)	775	-179.8%

Other income	15	49	(34)	-69.4%
Net income (loss)	$359	$(382)	$741	-194.0%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	September 30,
	2011	2010

Revenue	100.0%	100.0%
Cost of sales	78.1%	78.7%
Gross profit	21.9%	21.3%

Selling, general and administrative expenses	19.8%	22.3%
Amortization of intangibles	0.5%	0.5%
Restructuring charge	0.5%	0.0%
Operating income (loss)	1.1%	-1.5%

Other income	0.0%	0.2%
Net income (loss)	1.1%	-1.4%

Revenue.  Our consolidated revenue for the three-month period ended September 30, 2011 increased $4.1 million or 14.7%, to $32.2 million from $28.1 million for the three-month period ended September 30, 2010.  Increased revenue from our utility market and FRR program with the Army Corps of Engineers was responsible for all of the increase in our consolidated revenue, with revenue from these two sources both increasing approximately 100% from the revenue earned in the year earlier period.  We won our first contracts in these markets in late 2009 and have won additional contracts in both markets since then, which contributed to the higher revenue.  As of September 30, 2011, we had not begun work under the utility program management contract that we won earlier this year with the Long Island Power Authority

(LIPA), but we expect this program will begin to contribute to revenue and earnings during the fourth quarter of 2011.  Third quarter 2011 revenue from our C&I market was unchanged from the revenue earned in the year earlier period, while revenue from our public sector market was lower than the revenue earned during the third quarter of 2010 due primarily to the timing of projects.  We expect our fourth quarter revenue to exceed the revenue earned during the third quarter of this year and the fourth quarter of last year, driven by continued growth from our utility market, FRR contract and improved results from our public sector market.  We believe these increases will be partially offset by lower revenue from our C&I market resulting from continued reluctance on the part of C&I clients to commit to significant project expenditures due to current economic uncertainties.

Gross Profit.  Our gross profit for the third quarter of 2011 was $7.1 million, a $1.1 million or 18.0% increase when compared to the $6.0 million in gross profit earned during the third quarter of 2010.  Our gross profit margin for the third quarter of 2011 was 21.9%, compared to 21.3% for the same period in 2010.  The improvement in our gross margin was the result of a shift in the mix of our business and improvements in the gross margins earned from our utility and public sector markets and our FRR contract.  Our expected fourth quarter mix of business should result in continued improvement in our gross margin.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $122 thousand or 1.9%, to $6.4 million during the third quarter of 2011 when compared to the $6.3 million recorded during the third quarter of 2010.  All of the increase in our SG&A expense was related to our utility market where we have experienced our most significant growth in revenue, as well as to LEAD, our new business initiative for 2011.  This increase in SG&A expense was largely offset by reductions in SG&A expense associated with all our other markets and corporate overhead, including savings resulting from the restructuring implemented during the second quarter of 2011.  On a full year basis, we expect our SG&A will increase less than 10% over 2010 levels, with all of the increase related to the growth of our utility program management and LEAD businesses.  Our SG&A expense as a percentage of revenue declined from 22.3% during the third quarter of 2010 to 19.8% of revenue during the third quarter of 2011 as the growth rate of our revenue during the third quarter exceeded the growth rate of our SG&A.

Amortization of Intangibles.  Amortization expense increased $6 thousand to $153 thousand in the third quarter of 2011 when compared to $147 thousand for the third quarter of 2010.  We amortize our intangible assets based on the expected timing of the receipt of value from the underlying intangible asset, which in some cases increases in future periods.  Such an increase in the scheduled amortization expense led to the increase in the third quarter 2011 amortization expense when compared to the prior year period.  Our scheduled amortization expense for the next five quarters is $186 thousand, $186 thousand, $186 thousand, $173 thousand and $148 thousand.

Restructuring Charge.  We initiated a restructuring during the second quarter of 2011 which we expect will reduce our SG&A by approximately $3 million annually beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions and to sell our building in Elk Grove Village, Illinois.  During the second quarter of 2011, we recorded a restructuring charge of approximately $1.1 million, consisting primarily of severance related costs.  During the third quarter we recorded a restructuring charge of approximately $172 thousand, consisting primarily of costs related to the sale of our building, including an expected $115 thousand loss on the sale.

Other Income.  Other income declined $34 thousand, to $15 thousand for the third quarter of 2011 from $49 thousand during the third quarter of 2010.  Interest expense was $19 thousand for the third quarter of 2011, compared to $7 thousand for the year earlier period.  The components of interest expense for the three-month periods ended September 30, 2011 and 2010 are as follows (in thousands):

Three months ended September 30,	2011	2010

Line of credit unused line fee	$5	$—

Mortgage	5	5

Other	1	2

Total contractural interest and fees	11	7

Amortization of deferred issuanace costs	8	—

Total interest expense	$19	$7

Total contractual interest and fees increased $4 thousand, to $11 thousand, during the third quarter of 2011 from $7 thousand during the third quarter of 2010.  This increase was associated with the unused line fee on our line of credit, which we put in place in March 2011.  This was partially offset by lower interest on our vehicle loans.  During the third quarter of 2011, we also recorded $8 thousand of amortization expense on deferred issuance costs related to our line of credit.

Interest income decreased $22 thousand to $34 thousand during the third quarter of 2011 from $56 thousand during the third quarter of 2010.  This decline was the result of lower average invested cash balances and lower average balance on long-term receivables held by Lime Finance.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Consolidated Results (in thousands)

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%

Revenue	$75,430	$57,398	$18,032	31.4%
Cost of sales	60,271	45,373	14,898	32.8%
Gross profit	15,159	12,025	3,134	26.1%

Selling, general and administrative expenses	20,350	18,788	1,562	8.3%
Amortization of intangibles	460	472	(12)	-2.5%
Restructuring charge	1,281	—	1,281	100.0%
Operating loss	(6,932)	(7,235)	303	-4.2%

Other income	60	129	(69)	-53.5%
Net loss	$(6,872)	$(7,106)	$234	-3.3%

The following table presents the percentage of certain items to revenue:

	Nine Months Ended
	September 30,
	2011	2010

Revenue	100.0%	100.0%
Cost of sales	79.9%	79.0%
Gross profit	20.1%	21.0%

Selling, general and administrative expenses	27.0%	32.7%
Amortization of intangibles	0.6%	0.8%
Restructuring charge	1.7%	0.0%
Operating loss	-9.2%	-12.6%

Other income	0.1%	0.2%
Net loss	-9.1%	-12.4%

Revenue.  Our consolidated revenue for the nine-month period ended September 30, 2011 increased $18.0 million, or 31.4%, to $75.4 million from $57.4 million for the nine-month period ended September 30, 2010.  Revenue increased in all of our markets relative to the year earlier period, except for our C&I market where revenue declined approximately 8%.  Revenue from our utility market and FRR contract increased approximately 107% and 130% when compared to the first nine months of 2010, respectively.  We won our first contracts in these markets in late 2009 and have won additional contracts in both markets since then, which contributed to the higher revenue.  Revenue from our public sector market increased approximately 3% during the same period.

Gross Profit.  Our gross profit for the first nine months of 2011 increased $3.1 million, or 26.1%, to $15.2 million when compared to the $12.0 million earned during the first nine months of 2010.  Our gross profit margin for the first nine months of 2011 was 20.1%, compared to 21.0% for the same period in 2010.  The decline in our gross profit margin was the result of a shift in the mix of our business during the first half of the year to a mix that included less high margin engineering revenue and more low margin regional construction revenue.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $1.6 million or 8.3%, to $20.4 million during the first nine months of 2011 from $18.8 million during the first none months of 2010.  All of the increase in our SG&A expense was related to our utility market, where we have experienced our most significant growth in revenue, as well as to LEAD, our new business initiative for 2011.  This increase in SG&A expense was partially offset by reductions in SG&A expense associated with all our other markets and corporate overhead and savings resulting from the restructuring we implemented during the second quarter of 2011. Our SG&A expense as a percentage of revenue declined from 32.7% during the first nine months of 2010 to 27.0% during the first nine months of 2011 as the growth in our revenue for the most recent nine-month period exceeded the growth of our SG&A expense.

Amortization of Intangibles.  Amortization expense declined $12 thousand to $460 thousand for the first nine months of 2011 compared to $472 thousand for the first nine months of 2010.  Our amortization expense has declined as intangible assets associated with acquisitions we have made over the past five years have been fully amortized.

Restructuring Charge.  We initiated a restructuring during the second quarter of 2011, which we expect will reduce our SG&A by approximately $3 million annually beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions and to sell our building in Elk Grove Village, Illinois.  We recorded a restructuring charge of approximately $1.3 million in connection with this restructuring, consisting primarily of severance related costs and the expected loss on the sale of our building.

Other Income.  Other income declined $69 thousand, to $60 thousand for the first nine months of 2011 from $129 thousand during the first nine months of 2010.  Interest expense increased $24 thousand, to $49 thousand, for the nine-month period ended September 30, 2011, when compared to $25 thousand for the same period during 2010.  The components of interest expense for the nine-month periods ended September 30, 2011 and 2010 are as follows (in thousands):

Nine months ended September 30,	2011	2010

Line of credit unused line fee	$12	$—

Mortgage	14	15

Other	5	10

Total contractural interest and fees	31	25

Amortization of deferred issuanace costs	18	—

Total interest expense	$49	$25

Total contractual interest and fees increased $6 thousand, to $31 thousand, for the first nine months of 2011, when compared to $25 thousand for the nine-month period ended September 30, 2010.  A reduction in interest on our vehicle loans and mortgage was partially offset by the unused line fee on the line of credit.  During the first nine months of 2011 we also recorded $18 thousand of amortization expense on deferred issuance costs for our line of credit.

Interest income decreased $45 thousand, to $109 thousand during the first nine months of 2011, from $154 thousand during the first nine months of 2010.  This decline was the result of lower average invested cash balances and lower average long-term receivables balances held by Lime Finance.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $4.3 million (including restricted cash of $725 thousand), compared to $14.9 million on December 31, 2010 (including restricted cash of $1.9 million). Our debt obligations as of September 30, 2011 consisted of a mortgage of $355 thousand on our facility in Elk Grove Village, Illinois and various vehicle loans totaling $85 thousand.  The mortgage was repaid in full on October 17, 2011, and on November 3, 2011 we entered into a $3.6 million term loan which is secured by the Zemel Road landfill-gas to electricity facility and guaranteed by Lime Energy Co. and Lime Energy Asset Development, LLC.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

Three months Ended September 30, 2011 Compared to Three months Ended September 30, 2010

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended September 30,	2011	2010

Net cash used in operating activities	$(490)	$(3,429)
Net cash used in investing activities	(2,517)	(203)
Net cash generated by (used in) financing activities	36	(28)

Net Decrease in Cash and Cash Equivalents	(2,971)	(3,660)

Cash and Cash Equivalents, at beginning of period	6,524	15,676

Cash and Cash Equivalents, at end of period	$3,553	$12,016

Net unrestricted cash decreased $3.0 million during the three-month period ended September 30, 2011 as compared to decreasing $3.7 million during the same period in 2010.

Operating Activities

Operating activities consumed cash of $490 thousand during the three-month period ended September 30, 2011 as compared to consuming cash of $3.4 million during the same period of 2010.

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

Three Months Ended September 30,	2011	2010

Net Income (Loss)	$359	$(382)

Provision for bad debts	61	14
Share-based compensation	449	335
Depreciation and amortization	329	276
Amortization of deferred financing costs	8	—
Loss on disposition of property and equipment	108	1

Cash generated by operating activities before changes in assets and liabilities	$1,314	$244

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(4,538)	$(7,949)
Inventories	301	(192)
Costs and estimated earnings in excess of billings on uncompleted contacts	(2,434)	(2,797)
Prepaid expenses and other	76	87
Accounts payable	(274)	1,733
Accrued expenses	3,942	4,636
Billings in excess of costs and estimated earnings on uncompleted contacts	1,127	826
Customer deposits	(4)	(17)

Cash consumed from changes in assets and liabilities	$(1,804)	$(3,673)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended September 30,	2011	2010

Cash generated by operating activities before changes in assets and liabilities	$1,314	$244

Cash consumed by changes in assets and liabilities	(1,804)	(3,673)

Net cash used in operating activities	$(490)	$(3,429)

The cash generated by operating activities before changes in assets and liabilities increased $1.1 million, to $1.3 million, during the third quarter of 2011 as compared to generating $244 thousand during the third quarter of 2010.  The increase in the cash generated by operating activities before changes in assets and liabilities was the result of the improved cash earnings (excluding depreciation, amortization and share-based compensation) due to higher revenue, improved gross margins and lower SG&A expense as a percentage of revenue, partially offset by the restructuring charge.  We believe that we will see additional improvement in the cash generated by operating activities before changes in assets and liabilities if our revenue and profitability improve as we believe they will during the fourth quarter 2011.

We used approximately $1.8 million of cash from changes in assets and liabilities during the third quarter of 2011, compared to using $3.7 million during the third quarter of 2010.  This improvement was primarily the result of an improvement in our receivables collections.  As of September 30, 2011, approximately 27% of our outstanding accounts receivable were with one customer of our utility program business.  We expect that the cash consumed by changes in assets and liabilities will increase during the fourth quarter as our revenue and business activity peaks, then to generate cash during the first quarter of 2012 as revenue and related working capital needs decline on a seasonal basis.

Over the longer term, we expect our working capital needs to increase with increases in our sales, though we continue to work to keep the growth in working capital to a rate that is lower than the growth of our future sales.

Investing Activities

We used $2.5 million of cash for investing activities during the third quarter of 2011, compared to using $203 thousand during the third quarter of 2010.  Approximately $2.3 million of the current year use was to fund the construction of the Zemel Road landfill-gas to electricity facility.  This facility was completed in October 2011, therefore we expect the cash used for investing activities to decline significantly in future periods.  The balance of the 2011 and majority of the 2010 capital expenditures was associated with the growth of our utility program management business as we opened new offices to support new contracts.

Financing Activities

During the third quarter of 2011 financing activities generated cash of $36 thousand compared to using $28 thousand during the third quarter of 2010.  During the 2011 period we received $64 thousand from the exercise of employee stock options.  This was partially offset by scheduled principal payments on our debt of $28 thousand.  During the third quarter of 2010 we also used $28 thousand for scheduled principal payments on our outstanding debt.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

The following table summarizes, for the periods indicated, selected items in our consolidated consolidated statements of cash flows (in thousands):

Nine months ended September 30,	2011	2010

Net cash used in operating activities	$(4,868)	$(7,023)
Net cash used in investing activities	(4,535)	(3,734)
Net cash used in financing activities	(60)	(97)

Net Decrease in Cash and Cash Equivalents	(9,463)	(10,854)

Cash and Cash Equivalents, at beginning of period	13,016	22,870

Cash and Cash Equivalents, at end of period	$3,553	$12,016

Operating Activities

Operating activities consumed cash of $4.9 million during the nine-month period ended September 30, 2011 as compared to consuming cash of $7.0 million during the same period of 2010.

The cash consumed or generated by operating activities before changes in assets and liabilities and the cash consumed or generated from changes in assets and liabilities for the periods are calculated as follows (in thousands):

Nine Months Ended September 30,	2011	2010

Net Loss	$(6,872)	$(7,106)

Provision for bad debt	156	26
Share-based compensation	1,615	1,078
Depreciation and amortization	926	847
Amortization of deferred financing costs	18	—
Loss on disposition of property and equipment	105	9

Cash consumed by operating activities before changes in assets and liabilities	$(4,052)	$(5,146)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(3,229)	$(6,327)
Inventories	273	(285)
Costs and estimated earnings in excess of billings on uncompleted contacts	(111)	(2,682)
Other current assets	(145)	(234)
Accounts payable	(1,648)	1,174
Accrued expenses	3,094	4,928
Billings in excess of costs and estimated earnings on uncompleted contacts	1,203	1,599
Customer deposits	(253)	(50)

Cash consumed by changes in assets and liabilities	$(816)	$(1,877)

The reconciliation to net cash used in operating activities as reported on our Condensed Consolidated Statement of Cash Flows is as follows (in thousands):

Nine Months Ended September 30,	2011	2010

Cash consumed by operating activities before changes in assets and liabilities	$(4,052)	$(5,146)

Cash consumed by changes in assets and liabilities	(816)	(1,877)

Net cash used in operating activities	$(4,868)	$(7,023)

The cash consumed by operating activities before changes in assets and liabilities declined $1.0 million, to $4.1 million, during the first nine months of 2011 as compared to consuming $5.1 million during the first nine months of 2010.  The decline in the cash consumed by operating activities before changes in assets and liabilities was the result of the lower cash operating loss (excluding depreciation, amortization and share-based compensation) due to higher revenue, partially offset by lower gross profit margins and the restructuring charge.

Changes in assets and liabilities consumed $816 thousand of cash during the first nine months of 2011, compared to consuming $1.9 million during the first nine months of 2010.  This improvement was driven by improvements in receivable collections and a reduction in our costs and estimated earnings on uncompleted contracts, partially offset by lower accounts payable and accrued expense balances.

Investing Activities

Investing activities consumed $4.5 million during the nine-month period ended September 30, 2011, compared to using $3.7 million during the nine-month period ended September 30, 2010.  During the first nine months of 2011, we invested $5.7 million in property and equipment, including approximately $4.8 million used to fund the construction of the Zemel Road landfill-gas generating facility.  The balance of the 2011 capital expenditures were for office equipment upgrades and software purchased primarily to support our engineering and utility activities.  These capital expenditures were partially offset by a $1.2 million reduction in restricted cash used to support surety bonds.  During the first nine months of 2010, we used $431 thousand of cash for fixed asset purchases, most of which was related to the opening of a new office to support our utility program management business and for enhancements to our accounting system.  Also during 2010, we pledged $3.3 million as collateral to support the issuance of surety bonds.  As of September 30, 2011, we had $725 thousand pledged to support surety bonds.  We expect these bonds to run off before the end of 2011, at which time the restricted cash will be released.

Financing Activities

Financing activities consumed cash of $60 thousand during the nine-month period ended September 30, 2011, as compared to consuming $97 thousand during the same period in 2010.  During the first nine months of 2011 we made scheduled principal payments of $93 thousand on our debt, compared to $169 thousand during the first nine months of 2010.  Also during the first nine months of 2011, we incurred $31 thousand in expenses to obtain our line of credit.  During the first nine months of 2011 we received $64 thousand from the exercise of employee options and during the 2010 period we received $72 thousand from the sale of shares of our common stock to employees through our Employee Stock Purchase Plan.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash reserves, availability under our $7 million line of credit and the proceeds from a $3.6 million term loan that we closed in November 3, 2011, half of which funded at closing and half of which is expected to fund in December 2011.  We have also applied for a $1.88 million U.S. Treasury grant related to the Zemel Road project, which we expect to receive before the end of 2011.  In addition, on September 1, 2011, we filed a shelf registration on Form S-3 with the SEC for the issuance of up to $50 million in equity securities.  The registration statement was declared effective on October 7, 2011.  This shelf registration gives us the ability to issue shares of our common stock, preferred stock, warrants and/or units that combine common stock or preferred stock with warrants over the next three years.  Proceeds from the sale of these securities may be used for general corporate purposes including, among other things, working capital, financings, possible acquisitions, the repayment of obligations that have matured, and reducing or refinancing indebtedness that may be outstanding at the time of any offering.  While we do not currently intend to, nor expect to need to, issue additional equity under this shelf registration, it does provide us with the ability to raise capital in the future when needed or otherwise considered appropriate and provides additional comfort to our surety and lenders helping to ensure continued access to surety bonds and various sources of debt.

Our ability to continue to expand the sales of our services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, unfunded capital expenditures, and the level and amount of product marketing and sales efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common stock and secured debt, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  While our operations generated positive cash flow during the second half of 2010 and third quarter of 2011 and positive GAAP earnings for the first time in our history during the fourth quarter of 2010 and again during the third quarter of 2011, we need to continue to focus on moving the Company to the point that it is consistently generating positive earnings and cash flow.  To do this, we believe that we need to continue to increase our revenue while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe the strategies we have implemented over the past two years, which are in part reflected in our new business initiatives and our recent restructuring, have positioned us where this objective could be achieved during 2012.

Our newest business initiative, the asset development business, is more capital intensive than our other existing businesses.  However, we believe that it will significantly benefit our other existing businesses by permitting us to offer this new service to current and future clients, thereby increasing the value of our offerings, hopefully resulting in increased opportunities to secure larger projects with higher margins.  Since we do not plan to dedicate significant amounts of our capital to fund future projects, the future of the asset development business will depend on our ability to find investors willing to invest in the projects we plan to develop.

We believe that our current cash, in combination with availability under our line of credit, will provide sufficient liquidity to permit us to continue to operate until we reach the point that we turn cash flow positive on a consistent basis.

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

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                                     Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2011, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2011, June 2, 2011 and August 3, 2011, we issued a total of 46,453 shares of our common stock to our nine outside directors.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.  Such shares were issued in consideration of the recipients’ service on the Board and on Board committees and were issued in a transaction exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

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

101

The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine-month month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three-month and nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*       Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: November 8, 2011	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2011	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)