Form 10-K
period 2011-12-31
LIME ENERGY CO.
filed 2012-03-16
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-16265

LIME ENERGY CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)

16810 Kenton Drive, Suite 240, Huntersville, NC (Address of principal executive offices)	28078-4845 (Zip Code)

Registrant’s telephone number, including area code (704) 892-4442

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.0001 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $66,334,079 based on the reported last sale price of common stock on June 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 14, 2012, there were 23,975,651 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2012 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1.                                      Business.

Overview

We are a leader in planning and delivering clean energy solutions that assist our clients in the achievement of their energy efficiency and renewable energy goals.  We operate in three specific markets: the utility market, the public sector and institutional market and the commercial and industrial market.  Our clients include utilities, energy service companies (“ESCOs”), government entities, educational institutions, commercial and industrial businesses, and property owners and managers.  We focus on deploying solutions to improve building energy efficiency, reduce energy-related expenditures and the impact of energy use on the environment thereby helping our clients save money, improve their facilities and meet their energy efficiency goals and mandates.  Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, on-site generation and renewable energy project development and implementation.  We provide energy solutions across a range of facilities, from high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, colleges & universities, large government sites to small, single tenant facilities.

We believe the following factors continue to drive demand for energy efficiency in the markets in which we operate:

•                  the potential for immediate return on investment and demonstrable long-term cost savings resulting from the installation of energy efficient and renewable energy solutions;

•                  increasing regulatory pressures on utilities to increase the amount of energy efficiency and renewable energy in their resource plans;

•                  existing and prospective government mandates to improve the efficiency of federal facilities and to utilize energy from renewable sources;

•                  the availability of rebates and tax incentives both at a federal and state level for organizations that reduce their energy consumption and self-generate on-site power;

•                  concerns regarding the substantial and volatile cost of energy, the adverse implication of global climate change and the desire for energy independence and security;

•                  increasing pressure on corporations to establish and attain sustainability goals; and

•                  the migration towards a low-carbon economy.

We offer our clients a full range of services to address their energy goals based on our ability to identify and deliver significant returns on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs.  Our turnkey services include:

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

•                  Implementation:  We provide complete turnkey implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation, including solar, biomass and geothermal.  We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.  Our professionals’ extensive knowledge of energy solutions enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

•                  Utility Program Management: We assist our utility and public utility commission clients in the attainment of energy efficiency goals and relief of transmission and distribution constrained load pockets through a single point solution.  Our wide range of services include program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures targeted primarily toward the utility’s small business and small municipal clients.

•                  Energy Asset Development and Management:  We leverage our engineering, implementation and project finance experience and capabilities to provide energy asset development and management services to our clients who wish to benefit from using or investing in alternative and/or renewable energy sources.  In this role we serve two sets of clients: the energy consumer and investors.  For the energy consumer, we perform project feasibility assessments, evaluate alternative technologies, estimate economic returns, arrange debt and equity financing, manage the design and construction process, and operate the asset under a long-term power purchase agreement.  For our investor clients, we source, qualify and structure projects to maximize risk-adjusted returns, then manage the design and construction process and operate the assets under long-term power purchase agreements.

We serve a wide range of utility, public sector and institutional and commercial and industrial clients.  We work for utilities and public utility commissions where we manage or operate their energy demand-side management programs typically targeted at their small business and/or municipal customers.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with public sector clients, we assist the ESCOs by providing energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.  We also serve larger, typically national commercial and industrial clients, including many Fortune 500 companies for which we provide our energy efficiency solutions directly.

History and Business Development

On December 5, 1997, we were formed as Electric City LLC, a Delaware limited liability company.  On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. Trading in our common stock commenced on August 14, 1998 on the OTC Bulletin Board.

On September 13, 2006 we changed our name to Lime Energy Co. to reflect our new Energy Efficiency Services focus.  Lime is an acronym for Less is More Efficient, which reflects our focus on reducing energy consumption.

On February 25, 2008, our stock began trading on the NASDAQ Capital Market under the trading symbol “LIME.”

In June 2008, we acquired Applied Energy Management, Inc. (“AEM”).  AEM provided energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions.  In addition, it provided mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities through its ESCO partners.

During 2009, we began serving utility services clients and in late 2009 we won our first contract to provide utility demand-side management services.

During 2010, we established Lime Energy Asset Development, LLC (“LEAD”), to source, develop and operate renewable and alternative energy assets.  In October 2010, LEAD acquired the gas rights to the Zemel Road landfill and began construction of a 2.8 megawatt landfill-gas to electricity generating facility which was completed in October 2011.

During 2011, we implemented a corporate restructuring to better integrate and streamline our operations, which we expect will reduce costs.  As part of this restructuring, we merged many of our subsidiaries, changed the name of Applied Energy Management, Inc., to Lime Energy Services Co. and moved our corporate headquarters to Huntersville, North Carolina.

Products and Services

Utility Program Management Services

As part of our Utility Program Management and Implementation services we provide utilities with a single point solution for delivering energy efficiency resources.  Our wide range of services includes program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures. These services provide our utility clients a reliable and economically attractive means to meet state mandated Energy Efficiency Resource Standards (EERS) and provide targeted relief to overburdened distribution systems, while also stimulating local economies, creating green jobs and making significant reductions to the environmental impacts of their utility operations.

Energy Efficiency Engineering

As part of our Energy Efficiency Engineering services, we provide consulting, engineering and program management and implementation services for clients in the areas of energy efficiency, renewable energy and sustainability.  We utilize our technical expertise to help Lime’s clients meet their goals for energy use reduction, energy cost savings and carbon management.  Our clients are in a wide variety of sectors, including institutional, governmental, commercial and industrial.  Our services include:

•                  Energy Project Development — our team of engineers are often the first to be engaged in the development of turnkey design-build energy efficiency and renewable energy projects.  They conduct building energy audits, analyze energy consumption data, and perform financial analyses of various energy conservation alternatives.

•                  Energy Engineering — we perform energy audits of clients’ facilities including building modeling, alternative analysis and preliminary design review.  Our deliverables include preliminary assessments, detailed audits and investment grade audits.

•                  Consulting — we provide all of the planning and technical execution for our clients’ building portfolio, including solutions for energy procurement, energy usage, on-site generation and accessing incentives and grants for energy projects.  Our consulting services also include retro-commissioning and Leadership in Energy and Environmental Design (“LEED”) consulting.

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

•                  Mechanical and Electrical Conservation Services.  Our mechanical and electrical conservation services include the development, design, analysis, implementation and commissioning of mechanical and electrical efficiency projects at our client’s facilities. Mechanical projects utilize technology to increase the efficiency of HVAC systems. Heating technologies decrease energy consumption through the use of steel and sectional boilers, and more efficient burners with dual fuel technologies to take advantage of fuel switching opportunities and economizers to capture exhaust gas heat.  Cooling technologies provide more efficient water or air cooled chillers, air handling equipment, roof top units, split systems and packaged equipment.  Other mechanical projects include heat recovery, air compressor staging and upgrades.  Electrical projects involve motor replacements, use of variable frequency drives, automated control systems and power factor correction and require regional installation and technical support.

•                  Water Conservation Services. Our water conservation services include the development, analysis, specification and installation of water reduction technologies into a client’s facility.  Technologies include dual flush toilets, waterless urinals, low flow aerators for sinks and shower heads and system for water reclamation and rain water collection and reuse.  In addition to reduced water costs, other benefits include lower sewer costs, domestic hot water expenses and carbon emissions from reduced water heating costs. Additionally, less waste reduces sewage treatment costs and environmental impact.

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

•                  Combined Heat and Power (Cogeneration). Our comprehensive cogeneration solutions are a proven approach to energy management that captures immediate savings while providing reliable onsite power and benefits that can be sustained.

•                  Renewable Project Development and Implementation.  We have extensive in-house renewable expertise, including development of a biomass gasification plant.  We have also installed solar domestic hot water and photovoltaic systems consisting of parabolic solar dishes, heat exchangers and a computerized solar dish tracking system, and closed loop water/glycol geothermal heat pump systems.  In each case we have worked closely with our clients to review the proposed technologies, analyze proposed system performance, design custom solutions and build to budget.

Asset Development, Operations and Management:

We leverage our engineering and implementation capabilities and experience to provide energy asset development, operation and management services to our clients who wish to benefit from alternative and/or renewable energy sources.  In this role we serve two sets of clients: the energy consumer and investors.  Our services in this area include:

•                  Project feasibility and technology assessment.  We utilize our extensive engineering, construction and financial experience to review and analyze the feasibility of constructing, financing, structuring and operating prospective energy projects utilizing available alternative technologies in a way that will meet our clients’ objectives for the project.

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

•                  Design and construction process management.  We utilize our expertise in energy engineering and project management to oversee the design and construction of the energy asset on our client’s behalf.  We attempt to utilize the services of other areas of Lime to self-perform this design and/or construction whenever feasible.

•                  Asset management.  Once a project is complete, we manage and operate the asset for our client under a long-term asset management agreement.

In some limited situations, we may take equity positions in alternative and/or renewable energy assets.  In 2010, we acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida and in October 2011 we completed construction of a 2.8 megawatt landfill-gas to electricity generating facility on the site.  We made this investment to establish ourselves in the asset development, operations and management business and because this investment is expected to generate consistent long-term revenue and earnings and deliver a strong return to our stockholders.

We believe we have a national presence in all the key states which have instituted mandates and initiatives to support facility energy efficiency and renewable energy projects.  We have approximately 350 employees in 18 offices across 10 states.  Our offices are staffed with professionals who have significant expertise in facility energy efficiency engineering and consulting and the implementation of a wide range of related technologies for both the commercial and industrial and the public sector markets.  We are able to maintain a highly scalable and leveragable platform by deploying our professional employees to work on projects in either market based on our work requirements and local end client needs.

Sales and Marketing

We market our services through a direct sales force targeted on a regional basis at utilities, Energy Service Companies, and owners and tenants of public sector, institutional, multi-family, commercial and industrial buildings.  As of December 31, 2011, we had 55 people dedicated to our sales and marketing activities.

Clients

During 2011, four customers accounted for approximately 54% of our consolidated billings.  Two of these customers were utility customers, one was the Army Corps. of Engineers and one was an ESCO.  During 2010, one utility customer represented approximately 17% of our consolidated billings.

Competition

Utility Program Management

Utility demand-side management programs have existed for more than 20 years in the U.S., primarily in northeast and west coast states.  Companies have been providing various forms of management services to utilities for these programs since their inception.  Traditionally these suppliers have been large consulting firms that design the programs for the utility and/or provide program administration.  In most cases they set up a network of trade ally contractors that are trained in the incentive program details, and these contractors develop and implement the projects at utility customers’ facilities.  As more states have adopted energy efficiency resource standards (EERS) that include aggressive goals for utilities, along with penalties for failing to meet the goals, utilities are increasingly looking at the direct install implementation method — which traditionally has been used to access hard-to-reach markets such as residential and small commercial & industrial.

Utilities that have not historically utilized demand-side management programs have begun to implement them and utilities that have used these programs in the past are looking to expand them.  In some states this is driven by the need to achieve these EERS goals, while other states have mechanisms for the utilities to earn a profit by implementing these programs.  As the demand for these programs has grown, new players have entered the market to supply various forms of services to support the programs.  These new competitors include primarily smaller regional engineering firms and regional electrical and mechanical contractors.

Our focus has been on assisting utilities promote energy efficiency to the small business market through small business direct install programs.  We believe that our capabilities in marketing, engineering, energy auditing, project management and installation, in combination with the IT platform we have developed to support these activities, permits us to efficiently and effectively deliver the energy efficiency goals of these utilities.  We believe that this has been demonstrated by the success we have achieved on our contracts to date, where our performance exceeded our goals and the performance of any competitor.

We expect that competition in this market will continue to increase as the number and size of utility programs increases.  However, we believe that we are well positioned to compete for and win additional utility contracts in the future because of the combination of our capabilities, track record of success and proprietary IT platform.

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

In late 2009 we entered into our first direct contract with a government agency when we assumed the rights under a contract with the U.S. Army Corps of Engineers to act as one of three qualified contractors under its Facilities Repair and Renewal program (“FRR”).  Under this program we bid as a design-build general contractor to the Corps of Engineers.  We have won four contracts worth approximately $25 million under the FRR program since becoming a qualified contractor.  Subsequent to this, we were awarded several contracts with the U.S. Post Office to perform energy efficiency upgrades on postal facilities on the east coast, and in the southeast, southwest and Great Lakes regions.  Within recent years we have also won contracts for work on a hospital and multi-family housing in the northeast to implement comprehensive energy efficiency upgrades.  We believe that there will be other opportunities in the future to contract directly with the government and quasi-government agencies where the agency does not require the services of one of our ESCO partners.  Our competition in this area is other qualified federal contractors, which are typically larger mechanical and/or electrical contractors, who don’t have the energy efficiency experience that we do.

Commercial and Industrial

The market for energy efficiency solutions is highly fragmented.  We face competition mainly from companies only offering a sub-set of our offerings, such as lighting or mechanical and electrical conservation services.  Most of these competitors are local businesses which are only able to offer services in the immediate area or have a limited specific vertical product expertise, such as lighting and lighting fixture manufacturers, lighting fixture distributors and providers of energy efficiency upgrades and maintenance.  We believe we are the only national provider of a full range of energy efficiency services consisting of energy engineering, consulting and implementation services.  Our extensive experience and track record, national scale, leadership in providing comprehensive best-of-breed technologies and services and our established base of clients creates significant barriers to entry, providing us with a significant advantage when competing for large commercial and industrial clients with offices nationwide.

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

The other area of competition in this market is the competition for capital.  Typically the returns generated by the types of assets we plan to develop are largely driven by tax attributes, including accelerated depreciation, production tax credits and investment tax credits.  Even if we become profitable within the near future, we have significant net operating tax loss carry forwards that will negate or greatly reduce the value of these tax attributes for us for some period of time.  We will therefore be seeking investors who can take advantage of these tax benefits to provide equity for our projects.  We will be competing with other investment alternatives for this capital as well as with other developers of energy assets.

Compliance with Environmental Laws

The sale of our products and services generally does not require compliance with federal, state or local environmental laws.  Our implementation services use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Intellectual Property

As of December 31, 2011, we had three registered trademarks or service marks and one copyright.

Employees

As of March 9, 2012, we had 274 full time employees and 68 part time or temporary employees, of which 59 were management and corporate staff, 17 were engineers, 57 were engaged in sales, sales support or marketing and 209 were engaged in project management, product installation, customer support and field service.

Item 1A.                                Risk Factors.

Risks Related to our Business

Our business model has changed in significant ways, several times since our inception in response to a constantly changing and evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

Our business has evolved substantially over time through organic growth and strategic acquisitions.  We started operating with our current business model in June 2006, when we launched our Energy Efficiency Services business in the commercial and industrial market, and we have since modified that model by expanding our service offerings and markets. Accordingly, we have only a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock.

Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:

•                  maintain and expand our current relationships and develop new relationships with utilities, government agencies and energy service companies, or “ESCOs,” serving government and educational institutions and commercial and industrial businesses, property owners and managers;

•                  maintain, enhance and add to our existing energy efficiency solutions;

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

We have experienced annual losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. We must continue to increase sales while maintaining or improving our margins to operate profitably and sustain positive operating cash flows. We may be required to reduce the prices of our services in order to increase sales. If we reduce prices, we may not be able to reduce costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we have spent and expect to continue to spend significant funds for: (i) general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (ii) acquisitions. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be adversely affected. If we experience slower than anticipated revenue growth or if the gross margins we earn on our sales are lower than expected or our operating expenses exceed our expectations, we may not achieve profitability in the future or if we achieve profitability in the future, we may not be able to sustain it.  As we grow, our working capital requirements are likely to increase.  We may need to increase the size of our bank working capital line to support this increased working capital.  If in the future we cannot obtain additional bank financing, or if we were to lose our current working capital line, it could limit our ability to grow our business to the point that it is profitable on a consistent basis.

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

The current economic uncertainty and turmoil in the equity and credit markets could adversely impact our clients, diminish the demand for our services and products, and harm our operations and financial performance.

The energy efficiency solutions marketplace has experienced rapid evolution and growth, but the current uncertainty regarding the economy and new regulations has increased the reluctance of some of our commercial and industrial customers to invest in energy efficiency projects, even those that offer strong ROIs, resulting in a material reduction in our sales to this market.  We are not sure if conditions in this market will worsen or improve during coming months or how customers will react as the economy continues its recovery. The economic conditions may cause reductions or elimination of utility or government energy efficiency incentive programs used to partially fund the costs of customer projects. In addition, increased competition as a result of the slowdown in the construction industry may result in lower sales, reduced likelihood of profitability, and diminished cash flow to us.

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

A significant portion of our revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the last two quarters of each year. The concentration of earnings and cash flow in the fourth quarter is primarily due to our clients’ budget cycles.  Further, many of our clients purchase our energy efficiency solutions on the basis of cancellable short-term agreements for projects that can be completed in a matter of weeks rather than long-term purchase commitments.  Consequently, we do not have a constant and predictable stream of revenue from those clients.  Additionally, because a few large public sector projects are often responsible for a significant portion of our revenue, the level of activity, initial project delays or gaps between projects have historically led to significant fluctuations of revenue on an irregular basis throughout the fiscal year.  Also, many utility contracts are subject to changes in budget allocations for the programs.  We have already experienced a situation where funds allocated for a program we were operating under were diverted to other uses with no warning, reducing our expected revenue under this program.  As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.

The energy efficiency solutions market is highly competitive, and we expect competition to increase and intensify as the energy efficiency solutions market continues to evolve. We face strong competition primarily from other providers of energy efficiency solutions, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and lighting fixture distributors. We compete primarily on the basis of client service and support, quality and scope of services and products, cost of services and products, ability to service clients on a national level, name recognition and financial resources and performance track record for services provided.

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

A significant number of our public sector contracts require surety bonds to guarantee our performance and payment to our suppliers and subcontractors. Bonding capacity for construction projects has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors.  Our current surety does not require that we post collateral, guarantees, agreements of indemnity and letters of credit to secure performance and surety bonds, but due to our continuing losses this could change.  In this event, our available collateral may be insufficient to support our increasing need for surety bonds, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. If we are unable to obtain surety bonds, our business, results of operations and financial condition could be materially adversely affected.

Our success is largely dependent upon the skills, experience and efforts of our senior management and our ability to attract and retain highly qualified engineers, salespeople and other skilled personnel, and the loss of their services or our inability to attract and retain such personnel could have a material adverse effect on our ability to expand our business or to maintain profitable operations.

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

Historically, our dependence on individual key clients varied from period to period as a result of the significant size of some of our retrofit and multi-facility projects.  During 2011, approximately 54% of our consolidated billings was derived from just four customers, while during 2010, one client of our utility program management business accounted for approximately 17% of our consolidated revenue.  We expect utility program management, large retrofit projects and large renewable energy projects to become a greater component of our total revenue in the near term. As a result, we may experience more client concentration in any given future period. The loss of, or substantial reduction in sales to, any of our significant clients could have a material adverse effect on our business, results of operations and financial condition in any given future period.

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

We do not have sufficient capital to make significant investments in projects such as the Zemel Road landfill-gas to electricity project, nor can we take advantage of the tax benefits generated by these types of investments.  Therefore, to grow this business we will need to find third parties willing to provide the equity for these projects.  If we are unable to find such investors the future growth of this business will be limited.

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

When we retrofit a client’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. Our work may also require the removal of asbestos or asbestos containing materials.  We utilize licensed and insured hazardous wastes disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers are sometimes required to work in hazardous environments that present a risk of serious personal injury which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our public offering in 2009 and the conversion of all of our outstanding preferred stock and the conversion of all of our outstanding convertible notes.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $95 million as of December 31, 2011, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  In addition, future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

There were 23,975,651 shares of our common stock outstanding as of March 14, 2012, of which a total of 10 investors, including members of our Board and executive management, beneficially own in the aggregate approximately 60%.  As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, have imposed substantial requirements on public companies, including with respect to public disclosure, internal control, corporate governance practices and other matters. Our management and other personnel are devoting substantial amounts of time and resources to comply with these evolving laws, regulations and standards.  Moreover, these laws, regulations and standards have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, we could incur significant costs to remediate any material weaknesses we identify through these efforts.  We currently are evaluating and monitoring development with respect to these evolving laws, regulations and standards, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These new regulatory requirements may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities, which could harm our business prospects and could have a negative effect on the trading price of our common stock.

Item 1B.                               Unresolved Staff Comments.

Not applicable.

Item 2.                                        Properties.

Our headquarters are located at 16810 Kenton Drive, Suite 240, Huntersville, North Carolina. This office is approximately 11,573 square feet and our lease runs through February 2022.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Aiea, HI	2,512	December 2012

Austin, TX	4,000	December 2013

Bethlehem, PA	8,666	November 2016

Farmingdale, NY	11,100	July 2016

Glendora, CA	15,600	December 2013

Greensboro, NC	3,000	July 2013

Lee, MA	4,186	May 2013

New York, NY	2,800	September 2021

Northridge, CA	2,135	December 2014

San Diego, CA	8,200	August 2012

Skokie, IL	941	August 2012

Williamsville, NY	5,824	November 2013

Woodbridge, NJ	11,500	February 2017

We believe that the space and location of our current will be sufficient for the level of sales and production projected for the current year.

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

Item 4.                                        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 25, 2008, our stock has traded on the NASDAQ Capital Market under the trading symbol “LIME.”

The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2010.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2010:
Fiscal Quarter Ended March 31, 2010	$5.73	$4.30
Fiscal Quarter Ended June 30, 2010	$4.70	$2.77
Fiscal Quarter Ended September 30, 2010	$3.74	$3.02
Fiscal Quarter Ended December 31, 2010	$4.34	$3.48

Fiscal Year Ended December 31, 2011:
Fiscal Quarter Ended March 31, 2011	$5.50	$4.00
Fiscal Quarter Ended June 30, 2011	$5.53	$3.91
Fiscal Quarter Ended September 30, 2011	$5.50	$3.01
Fiscal Quarter Ended December 31, 2011	$3.49	$2.81

Holders

As of March 1, 2012 we had approximately 825 holders of record, approximately 5,800 beneficial owners of our common stock and 23,975,651 shares of common stock outstanding.

Dividends

No dividends were declared or paid during the fiscal years ended December 31, 2010 and 2011.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated

None.

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

Overview

General

We are a leader in planning and delivering clean energy solutions that assist our clients in the achievement of their energy efficiency and renewable energy goals.  We operate in three specific markets: the utility market, the public sector and institutional market and the commercial and industrial market.  We perform energy efficiency engineering and consulting as well as the development and implementation of energy efficient lighting, mechanical, electrical, water, weatherization, on-site power generation and renewable energy solutions.

We serve a wide range of utility, public sector and institutional and commercial and industrial clients.  We work for utilities and public utility commissions where we manage or operate their energy demand-side management programs typically targeted at their small business and/or municipal customers.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with ESCOs and directly.  ESCOs are awarded project contracts with public sector clients, we assist the ESCOs by providing energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.  We also serve larger, national commercial and industrial clients including many Fortune 500 companies for which we provide our energy efficiency solutions directly.

Our revenue increased by $24.4 million, or 25.5%, to $120.1 million during 2011 from $95.7 million during 2010.

The services we provide include:

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

•                  Implementation:  We provide complete turnkey implementation services for a range of energy efficiency and renewable energy projects, including energy efficient lighting upgrades, energy efficiency mechanical and electrical retrofit and upgrade services, water conservation, weatherization, combined heat and power or cogeneration and renewable project development and implementation, including solar, biomass and geothermal.  We consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available utility rebates, tax incentives, and installation, operation and maintenance costs of various efficiency alternatives.  Our professionals’ extensive knowledge in energy solutions enables us to apply the most appropriate, effective and proven technologies available in the marketplace.

•                  Utility Program Management: We assist our Utility and Public Utility Commission clients in the attainment of energy efficiency goals and provide targeted relief of transmission and distribution constrained load pockets through a single point solution.  Our wide range of services include program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures targeted primarily toward the Utility’s small business and small municipal clients.

•                  Energy Asset Development and Management:  We leverage our engineering, implementation and project finance experience and capabilities to provide energy asset development and management services to our clients who wish to benefit from using or investing in alternative and/or renewable energy sources.  In this role we serve two sets of clients: the energy consumer and investors.  For the energy consumer, we perform project feasibility assessments, evaluate alternative technologies, estimate economic returns, arrange debt and equity financing, manage the design and construction process, and operate the asset under a long-term power purchase agreement.  For our investor clients, we source, qualify and structure projects to maximize risk-adjusted returns, then manage the design and construction process and operate the assets under long-term power purchase agreements.

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

Revenue includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our customers.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis.  Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract.  Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue.  The time it takes to complete our projects ranges from less than a day for a small project under a utility program to over a year for some of our larger projects.

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

We recognize the revenue utilizing the percentage of completion method or revenue recognition.  Under the percentage of completion method we recognize revenue throughout the term of the project based on the percentage of costs incurred.  Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Revenue Concentration

During 2011, one utility customer accounted for approximately 21% of our consolidated billings while a public utility commission, the Army Corps. of Engineers and an ESCO combined to account for an additional 33% of our consolidated billings.  One utility customer accounted for approximately 17% of our consolidated billings during 2010, while two ESCO customers accounted for approximately 30% of the consolidated billings during 2009.

We expect that contracts with large utilities or public utility commissions and ESCOs will continue to be a significant and growing source of revenue for us in the future, therefore we may experience greater client concentration in future periods than we have in the past.

Gross Profit

Gross profit equals our revenue less cost of sales.  Our cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance.  Gross profit depends in part on the volume and mix of products and services that we sell during any given period.  A portion of our cost of sales is relatively fixed.  Accordingly, an increase in the volume of sales will generally result in an increase to our gross profit margins since these fixed expenses are not expected to increase proportionately with sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the following components:

•                  direct labor and commission costs related to our employee sales force;

•                  expenses related to our management, supervisory and staff salaries and employee benefits, including the costs of stock-based compensation;

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

Amortization of Intangibles

When we acquire other companies we are required to allocate the purchase price between identifiable tangible and intangible assets, with any remaining value allocated to goodwill.  The value allocated to intangible assets is amortized over the estimated life of the related asset.  The acquisitions we completed within 2006, 2007 and 2008 resulted in approximately $8.3 million of intangible assets that are being amortized over periods ranging from 1 month to 20 years.  Approximately $2.7 million of these assets were determined to have indefinite lives and were not being amortized.  We determined during 2009 that this indefinite lived asset, which was comprised of the Parke trade name, was impaired due to our decision to operate all of our businesses under the Lime Energy name.  As a result, we incurred a one-time, $2.7 million non-cash impairment charge during the fourth quarter of 2009 when we reduced this intangible asset’s value to $0.  We recorded total amortization expense of $635,000, $589,000 and $1.2 million in each of the years ended December 31, 2011, 2010 and 2009, respectively.  Based on the value of the intangible assets we are currently carrying, we expect to record amortization expense of $693,000 and $538,000 during 2012 and 2013, respectively.

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our lines of credit, the mortgage on our headquarters building, our term notes and various vehicle loans.  During late 2009, we repaid all of our then outstanding debt with the exception of our mortgage and vehicle loans.  The mortgage was repaid in October 2011, and in November 2011, we entered into a $3.6 million term loan to finance the construction of the Zemel Road landfill-gas to electricity facility.

Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Preferred Stock Dividends

Preferred stock dividends represent the dividend expense associated with our formerly outstanding convertible preferred stock.  All of the convertible preferred stock was converted into common stock in August 2009.

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

Rapid Growth in our Utility and Direct Federal Markets

During 2009 we began marketing our services to two new markets: the utility market and direct federal market, through the Army Corps of Engineers’ FRR program.  While sales into these new markets did not contribute significantly to our consolidated results in 2009, combined they represented more than 30% of our consolidated 2010 revenue and 45% of our consolidated 2011 revenue.  While our experience in both markets is still somewhat limited, we believe that the combined effect of the growth in these markets is likely to contribute to a reduction in the seasonality of our revenue.  The gross margin earned on revenue under the FRR program is much lower than the margins earned in other markets, but this has been somewhat offset by lower SG&A expense required to support sales in this market.  The margins earned in the utility market appear to be a little stronger than those earned in some of our existing markets, though the SG&A expense associated with this market will be more difficult to leverage than that what we have been able to achieve in some of our other markets.  The combination of these factors, as each of these markets continues to grow at different rates is likely to reduce the value of our historical results as an indicator of our future performance.

Recent Restructuring

Sales to C&I customers have been difficult for the past couple of years, due largely to the general economic conditions and uncertainty on the part of our C&I clients regarding the outlook for their businesses.  These conditions contributed to a 27% decline in our revenue from C&I clients during 2011 when compared to 2010.  Sensing that this market was not going to perform up to our expectations, in May 2011 we took steps to better align costs related to this market to our reduced sales expectations.  At the same time we also took steps to better integrate and streamline the entire organization with the goal of reducing costs and improving performance.  As a result, we incurred a restructuring charge of $1.3 million during 2011, primarily related to severance costs and real estate related costs.  At the same time we also promoted our COO, John O’Rourke, to be our President and CEO.  We believe that these changes have reduced our overhead costs by approximately $3 million on an annual basis from what they would have been had we not implemented them.  The restructuring also greatly reduced our dependence on C&I clients, while reducing the overhead associated with this market so that it can be profitable at a much lower revenue level.

AEM Transaction

On June 11, 2008, we acquired AEM.  AEM provides energy engineering and consulting services and energy efficiency services similar to our then existing energy efficiency lighting solutions.  In addition, it provides mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities, all markets that we had not previously participated in.  At that time, the majority of AEM’s clients were ESCOs and it operated primarily on the East Coast.  Because of the significance of this acquisition, our historical operating results prior to June 2008 were not indicative of our subsequent operating results.

The acquisition of AEM has helped to reduce the seasonality of our consolidated revenue because AEM derived the majority of its revenue from long-term government contracts that are generally not seasonal in nature.  However, because a few large projects are often responsible for a significant portion of revenue from long-term government contracts, the level of activity, initial project delays or gaps between projects can have a significant impact on the revenue and earnings of a particular period.

Asset Development

In October 2010, we acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida, for $2.65 million and completed construction of a 2.8 megawatt landfill-gas to electricity generating facility on the site in October 2011 and began selling the output to a local utility under a 20-year power purchase agreement.  Please see Note 5 in the accompanying financial statements for additional information regarding this investment.  We made this investment to establish ourselves as a provider of asset development and management services because we believe being able to offer those services will differentiate us with potential customers and expand the scale and scope of the projects we work on.  We also believe that this investment will generate consistent long-term revenue and earnings and deliver a strong return to our stockholders.  Going forward we plan to focus our asset development and management efforts on serving as a developer and asset manager for third party investors and intend to limit our future investment in similar assets.  In this role we will earn fees for developing and managing assets owned by third party investors.

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

Revenue and Profit Recognition

Historically, we have recognized a portion of our revenue on a completed contract basis. Under the completed contract method, revenue is recognized once the project is substantially complete, resulting in some variability in revenue. This method is most appropriate for use with projects that are smaller and shorter in duration. Our public sector markets, however, recognize all of its revenue on a percentage of completion basis.  Projects in our public sector market are generally larger in terms of revenue and longer in duration; therefore we recognized revenue throughout the term of the project on a completion method based on the percentage of costs incurred.  The consolidation of systems and accounting activities in 2011 permitted us to better make and monitor estimates that are sufficiently dependable to justify the use of the percentage of completion method of accounting. Therefore during 2011, we began accounting for all of our projects on a percentage of completion basis.  Under both methods of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is largely based upon specific knowledge of clients from whom collection is determined to be doubtful and our historical collection experience with such clients. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. During 2011 we increased our allowance by $361,000, and wrote off receivables of $87,000. As of December 31, 2011, our allowance for doubtful accounts was approximately $333,000, or 1.1% of our outstanding accounts receivable.

Amortization of Intangibles

We account for acquisitions of companies in accordance with ASC 805, “Accounting for Business Combinations.”  We allocate the purchase price to tangible assets and intangible assets based on their fair values, with the excess of purchase price being allocated to goodwill.  The determination of the fair values of these intangible assets is based on a number of significant assumptions as determined by us, including evaluations of the future income producing capabilities of these assets and related future expected cash flows or replacement cost of the asset.  We also make estimates about the useful lives of the acquired intangible assets.  Should different conditions result in the determination that the value of the acquired intangible assets has been impaired, we could incur write-downs of intangible assets, or changes in the estimation of useful lives of those intangible assets.  In accordance with ASC 350, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.

Intangible assets included acquired technology and software, customer and contractual relationships, trade names and gas rights. Acquired technology was initially recorded at its fair value based on the estimated after tax cost to replace the asset and is amortized over its estimated useful life on a straight-line basis.  Customer and contractual relationships represent contractual and separable relationships that we have with certain customers and partners.  These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows of the contractual relationships and are amortized over their estimated useful life.  Trade name intangible assets are initially recorded at fair value based on the present value of the royalty payments that would need to be paid for the development and use of a comparable trade name should the name be unavailable to us.  Trade name intangible assets were deemed to have an indeterminate life and are not amortized.  The gas rights intangible assets are being amortized over the term of the gas rights agreement, which is 20 years.

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

During the fourth quarter of 2011 we completed our analyses for the C&I and AEM reporting units and concluded that the implied fair value of the AEM reporting unit based on the discounted current value of the estimated future cash flows substantially exceeded the carrying value, indicating that the goodwill was not impaired.  However, due to a significant decline in the performance of the C&I reporting unit during 2011, we determined that the fair value of its goodwill had declined to $923,000.  As a result, we reduced the carrying value of the goodwill from $6.7 million to $923,000, incurring a $5.8 million impairment loss during the period.

We considered various factors in determining the fair value of the testing units, including discounted cash flows from projected earnings, values for comparable companies and the market price of our common stock. We will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that either testing unit does not achieve projected results, or, as the result of changes in facts of circumstances, we could incur an additional goodwill impairment charge in a future period.

Share-Based Compensation

We have stock incentive plans that provides for stock-based employee and director compensation, including the granting of stock options and shares of restricted stock, to certain key employees and non-employee directors. These plans are more fully described in Notes 23 and 24 to our consolidated financial statements. Consistent with ASC 718, “Share-Based Payment”, we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $2.2 million, $1.3 million and $1.8 million of stock compensation related to employee options expense, employee stock purchase plan and restricted stock grants during 2011, 2010 and 2009, respectively.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services as well as the sale of the products that we purchase and resell to our clients. Substantially all of our revenue is earned in the United States.

Our revenue includes charges for our engineering, installation and/or project management services and the materials we purchase and resell to our clients. The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. The time it takes to complete are projects range from less than one day for some of our utility program projects to over a year for some of our largest public sector projects.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales consists primarily of materials, our internal labor, including engineering, and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. A portion of our expenses are relatively fixed. Accordingly, an increase in the volume of sales will generally result in an increase to our margins since these fixed expenses are not expected to increase proportionately with sales. Our business is also seasonal; as such, our margins will vary with seasonal changes in our revenue due to the fixed nature of some of our costs.  The gross margin earned in our different markets varies, with our direct federal market generating the lowest margins and our utility market generally earning the highest margins.  Therefore the mix of business generated from our various markets, which will change throughout the year due in part to the seasonal nature and growth in some of the markets, will affect our consolidated gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following components:

•                                          direct labor and commission costs related to our employee sales force;

•                                          costs of our management, supervisory and staff salaries and employee benefits, including the costs of stock-based compensation;

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

Other Expense

Other expense consists of interest expense, net of interest earned on our investments. Interest expense represents the interest costs and fees associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), our lines of credit, the mortgage on our headquarters building, term notes and various vehicle loans.

Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.  We offer certain customers extended payment terms.  When we record these receivables we are required to discount them using a market rate of interest and amortize the discount over the term of the receivable.  This amortization is recognized as interest income.

Dividend Expense

Dividend expense includes dividends accrued on our formerly outstanding preferred stock and charges for non-cash deemed dividends.

Twelve-Month Period Ended December 31, 2011

Compared With the

Twelve-Month Period Ended December 31, 2010

Consolidated Results

	Twelve Months Ended		Change
	12/31/2011	12/31/2010	$	%

Revenue	$120,083	$95,718	$24,365	25.5%
Cost of sales	95,657	74,657	21,000	28.1%
Gross profit	24,426	21,061	3,365	16.0%

Selling, general and administrative	28,255	25,883	2,372	9.2%
Amortization of intangibles	635	589	46	7.8%
Restructuring charge	1,281	—	1,281	0.0%
Impairment loss	5,846	—	5,846	0.0%
Operating loss	(11,591)	(5,411)	(6,180)	114.2%

Total other income	12	172	(160)	-93.0%

Net Loss	$(11,579)	$(5,239)	$(6,340)	121.0%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2011	12/31/2010

Revenue	100.0%	100.0%
Cost of sales	79.7%	78.0%
Gross profit	20.3%	22.0%

Selling, general and administrative	23.5%	27.0%
Amortization of intangibles	0.5%	0.6%
Restructuring charge	1.1%	0.0%
Impairment loss	4.9%	0.0%
Operating loss	-9.7%	-5.7%

Total other income	0.0%	0.2%

Net Loss	-9.6%	-5.5%

Revenue

Our revenue for the twelve-month period ended December 31, 2011, increased $24.4 million, or 25.5%, to $120.1 million from $95.7 million for the same period during 2010.  Revenue from our utility clients, the FRR contract and our Public Sector clients increased approximately 80%, 85% and 10%, respectively, during 2011, as a result of new contracts in these areas.  These increases were partially offset by a 27% decline in revenue from our C&I clients.  The economic environment during 2011 continued to cause many of our C&I clients to postpone decisions to move forward with significant projects.  Revenue from our C&I clients in banking, an industry that has been responsible for a significant portion of our C&I revenue in prior years, saw significant contraction during 2011.  We currently do not expect to see significant improvement in this market before 2013.

We expect revenue from our utility clients to continue to grow as we start to realize contributions from contracts that we have recently won.  We started 2010 with two utility contracts, but ended the year with four contracts and have added two additional, smaller contracts in early 2012.  We continue to seek to add additional contracts in this area and believe that we are in a good position to renew the existing contracts that are scheduled to expire later this year.

Revenue from our Public Sector and Institutional clients is expected to continue to grow during 2012 as many of the projects we have under contract or in development are expected to move forward during the year.  This market continues to benefit from strong interest by federal and state agencies in Energy Savings Performance Contract (“ESPC”) programs sponsored by the U.S. Department of Energy and various state agencies.

We have won four contracts under the Army Corps. of Engineers FRR program over the past two years, worth approximately $25 million.  However, the number of contracts being put out to bid under the program has declined significantly as funds have been shifted to other priorities within the military.  We are therefore uncertain about future opportunities under this program beyond the remaining term of the contracts we are currently working on.  The decline of this revenue source will not have a significant impact on our earnings as the margins on these contracts are very low relative to our other markets.  One of the primary reasons for entering the FRR program was to develop a track record as a federal government contractor, which we have done.  We believe that this will permit us to bid directly on federal energy efficiency contacts that don’t require the services of an ESCO, which we hope will eventually replace the revenue generated by the FRR program.

Our Asset Development activities contributed revenue of approximately $270 thousand during 2011 from the startup of the Zemel Road generating facility.  We expect Zemel Road will generate revenue of approximately $1.3 million to $1.5 million during 2012.  We are pursuing a number of asset development opportunities, some of which we hope will close during 2012, contributing fee revenue and potentially engineering and construction revenue.

While we expect our quarterly revenue will be higher during 2012 on a year-over-year basis, we expect between 60% and 70% of our revenue will continue to be earned during the second half of the year, with revenue peaking during the fourth quarter as it has for the last several years.

Gross Profit

Our gross profit increased $3.3 million, or 16.0%, to $24.4 million during the twelve months ended December 31, 2011, when compared to the $21.1 million earned during 2010.  Our gross profit margin declined from 22.0% in 2010 to 20.3% in 2011.  This decline was largely due to a 52.7% decline in the gross profit earned from our C&I market and a 35% decline in the gross profit margin earned from this market.  The combined gross profit earned from our other markets increased 42.8%, while the combined gross margin earned by other markets increased 13.8%.

The decline in the gross profit and gross margin earned from sales in the C&I market was due to a combination of lower revenue and increased competition for a smaller pool of available business within this market.  During 2011, many of our larger C&I clients, particularly banking clients, deferred significant retrofit projects, as a result most of our revenue from this market was derived from smaller, regional clients where we had to compete with local contractors willing to accept lower margins in order to win the work.  We have decided that in the future we will not pursue work from these smaller customers except through our utility program management business, where we have a unique offering.

Growth from some of our higher margin markets is expected to result in a favorable change in the mix of our business during 2012, which we expect will contribute to an increase on our gross margins for the year.  However, our gross margins will continue to vary throughout the year depending on the mix of revenue and overall revenue level, with the highest margins expected in the third and fourth quarters when revenues are expected to peak.

Selling, General & Administrative Expense

Our SG&A expense increased $2.4 million, or 9.2%, to $28.3 million during the twelve months ended December 31, 2011 from $25.9 million during the year earlier period.  SG&A as a percent of revenue declined from 27.0% in 2010 to 23.5% in 2011, as SG&A expense grew at a slower rate than revenue.  The $2.4 million increase in SG&A expense during 2011 was primarily driven by higher expense associated with our utility program management and asset development businesses, partially offset by lower SG&A expense from our C&I market and corporate overhead.  SG&A expense for the utility program management business increased at a slightly slower rate than the increase in revenue for this business as we staffed up for the new Long Island Power contract and expanded the National Grid and New Jersey Direct programs.  Generally growth in revenue under utilities programs will be accompanied by slightly slower growth in associated SG&A expense.  Our Asset Development activities were new in 2010, so the increase in SG&A for Asset Development was the result of inclusion of a full year of expense as well as an expansion of our marketing efforts in this area.

SG&A expense for our C&I market and corporate overhead for 2011 declined by approximately $2 million when compared to 2010 levels.  These savings were largely due to the restructuring implemented in the middle of 2011.  This restructuring is expected to reduce SG&A expense from these two areas by approximately $3 million during 2012 from the levels they would have been without the changes implemented as part of the restructuring.

We expect total SG&A expense to increase at a faster rate during 2012 than it did in 2011, due largely to the expected growth in our utility management services.  However, we expect the rate of growth to remain well below the expected rate of growth in revenue, contributing to further declines in SG&A as a percent of revenue during the year.

Amortization of Intangibles

Amortization expense increased $46 thousand, to $635 thousand during 2011, from $589 thousand during 2010.  The increase was due to a scheduled increase in the amortization of certain intangibles associated with the acquisition of Applied Energy Management, and to the inclusion of amortization of the Zemel Road gas rights.  Amortization expense is expected to total $693 thousand during 2012 with the increase due to the inclusion of a full year of amortization of the Zemel Road gas rights.

Restructuring Charge

During 2011, we initiated a restructuring to reduce costs, streamline our organization and better integrate our operations.  As part of this we moved our corporate headquarters to Huntersville, North Carolina, sold our building in Elk Grove Village, Illinois and consolidated certain accounting and administrative functions in Huntersville.  In connection with this restructuring we incurred a restructuring charge of approximately $1.3 million consisting primarily of severance related costs and costs associated with the sale of our building.  Included in the $1.3 million charge is approximately $487 thousand of non-cash share-based compensation expense incurred when the vesting of equity based compensation was accelerated due to involuntary terminations.

Impairment Loss

During the fourth quarter of 2011 we completed an analysis of our C&I reporting unit and determined, that due to the significant decline its performance, that the value of its goodwill had declined to $923,000.  To reduce the carrying value of its goodwill from $6.7 million, we recorded a $5.8 million, non-cash impairment loss.

Other Income

Other non-operating income declined $160 thousand to $12 thousand during the twelve months ended December 31, 2011 from $172 thousand during the twelve months ended December 31, 2010.  Interest expense increased $96 thousand during 2011 to $129 thousand from $33 thousand during 2010.  The components of interest expense for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year ended December 31,
	2011	2010
Line of credit	$17	$—
Term note payable	15	—
Mortgage	15	20
Other	7	13
Total contractual interest	54	33
Amortization of deferred issuance costs and debt discount	32	—
Decrease in value of interest rate swap	43	—
Total Interest Expense	$129	$33

Total contractual interest expense (the interest on outstanding loan balances) increased $21,000, from $33,000 in 2010 to $54,000 in 2011.  The increase in contractual interest expense was the result of unused line fees associated with the new line of credit established in March 2011 and a new term loan secured in November 2011 to finance the Zemel Road landfill-gas to electricity generating facility.  We repaid our mortgage in October 2011, which resulted in the decline in the mortgage interest expense during the period.

During 2011, we deferred certain costs associated with the issuance of the Term Loan and our Line of Credit.  These costs are being amortized over the terms of the associated debt.  During 2011, we recognized $32 thousand of amortization expense.

In December 2011, we entered into an Interest Rate Swap agreement to fix the interest rate on $1.9 million of the $3.6 million Term Note.  This interest rate swap was not designated for hedge accounting under ASC 815, therefore we record changes in its fair value as non-operating interest income or expense with an offsetting entry to a swap asset or swap liability.  During the year ended December 31, 2011, we recorded expense of $43 thousand due to a decline in the fair market value of this interest rate swap.

Our interest income decreased $64 thousand to $141 thousand during 2011 from $205 thousand during 2010.  Approximately $137 thousand of the 2011 interest income was amortization of the discount on our long-term receivables, a decrease of $24 thousand, or 15.0%, from the $161 thousand recognized during 2010.  The balance of the decrease in interest income was due to lower average invested balances during the period.

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

Our public sector clients were impacted early in 2010 by customer uncertainty regarding funding sources.  This situation was resolved by mid-year and revenue for the third and fourth quarters of the year exceeded the levels earned during the same periods in 2009.  However, poor weather during December in the Northeast and Midwest impacted several of our larger projects contributing to revenue for the full-year falling short of the levels achieved during 2009.

Gross Profit

Our gross profit for 2010 was $21.1 million, representing a $7.5 million or 54.7% increase over the $13.6 million gross profit earned during 2009.  Our gross profit margin increased from 19.2% during 2009 to 22.0% for 2010.  The increases in our gross profit and gross profit margin were the result of increased revenue, improvements in our operational efficiency in certain of our markets and a change in the mix of our business resulting from the growth of our utility program management services.

Selling General &Administrative Expense

Our selling, general and administrative expense increased $1.9 million or 8.1%, to $25.9 million during the twelve-month period ended December 31, 2010, when compared to $23.9 million for the same period during 2009.  All of the increase in our SG&A expense was related to our three new business initiatives: utility program management services, the FRR contract and the Asset Development and Management business.  We started offering utility program management services and won the FRR contract late in 2009, so neither of these businesses had significant expenses during 2009.  We began our Asset Development and Management activities during 2010 and had no related expenses during 2009.

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

Other Income (Expense)

Other non-operating income (expense) declined $3.2 million to income of $172 thousand during the twelve months ended December 31, 2010 from expense of $3.1 million during the twelve months ended December 31, 2009.  Interest expense decreased $3.2 million during 2010 to $33 thousand from $3.2 million during 2009.  The components of interest expense for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year ended December 31,
	2010	2009
Line of credit	$—	$51
Note payable	—	76
Mortgage	20	19
Subordinated convertible notes	—	329
Other	13	73
Total contractual interest	33	548
Amortization of deferred issuance costs and debt discount	—	1,724
Beneficial value of change in conversion price	—	938
Total Interest Expense	$33	$3,210

Total contractual interest expense (the interest on outstanding loan balances) decreased $515 thousand or 94.0%, from $548 thousand in 2009 to $33 thousand in 2010.  The decline in interest expense was the result of the repayment of all of our debt except for the mortgage on our building and various vehicle loans following the public offering of our common stock in September 2009.

Amortization of deferred issuance costs in 2009 included $1.4 million of debt discount amortization and $4 thousand of deferred issuance cost amortization, both of which were associated with the subordinated convertible notes which were converted to common stock during the year.

In August 2009 we issued warrants in connection with a bridge line of credit.  These warrants were valued at $309 thousand using a trinomial option pricing model and the value was recorded as a debt discount, which we began to amortize over the scheduled term of the facility.  We terminated the bridge line of credit in October 2009 following the completion of a follow-on offering of common stock, at which time we expensed the remaining unamortized debt discount.

In addition, during 2009 we incurred a $938 thousand non-cash charge resulting from the conversion of the subordinated convertible notes to common stock at a conversion price which was lower than their stated conversion price.

Our interest income increased $68 thousand to $205 thousand during 2010 from $137 thousand during 2009.  Approximately $168 thousand of the 2010 interest income was amortization of the discount on our long-term receivables, an increase of $55 thousand, or 48.7%, from the $113 thousand recognized on these receivables during 2009.

Discontinued Operations

The $1.8 million loss from discontinued operations reported in 2009 represents the results from our Energy Technology business, which we sold in August 2009.

Dividend Expense.

The preferred dividend expense reported in 2009 was associated with our Series A-1 convertible preferred stock, all of which was converted into common stock on August 10, 2009.

Liquidity and Capital Resources

Overview

As of December 31, 2011, we had cash and cash equivalents of $9.0 million including restricted cash of $725 thousand, compared to cash and cash equivalents of $14.9 million on December 31, 2010, including $1.9 million of restricted cash.  Our contractual obligations as of December 31, 2011 totaled $11.8 million, and include $4.3 million of debt (including expected interest payments of $606 thousand) and $6.8 million in future lease obligations.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows (in thousands):

Year ended December 31	2011	2010	2009

Net cash used in operating activities	$(4,246)	$(4,194)	$(12,707)
Net cash used in investing activities	(3,404)	(5,604)	(1,914)
Net cash provided (used in) by financing activities	2,924	(56)	33,757

Net (Decrease) Increase in Cash and Cash Equivalents	(4,726)	(9,854)	19,136

Cash and Cash Equivalents, at beginning of period	13,016	22,870	3,734

Cash and Cash Equivalents, at end of period	$8,290	$13,016	$22,870

2011 Compared to 2010

Net cash declined $4.7 million during the twelve-month period ended December 31, 2011, compared to declining $9.9 million during twelve-month period ended December 31, 2010.

Operating Activities

Operating activities consumed $4.3 million during the twelve-month period ended December 31, 2011, compared to consuming $4.2 million during twelve-month period ended December 31, 2010.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Net Loss	$(11,579)	$(5,239)

Provision for bad debts	361	33
Share-based compensation	2,191	1,325
Depreciation and amortization	1,325	1,095
Amortization of deferred financing costs	32	—
Issuance of warrants in exchange for services received	6	8
Loss on disposition of fixed assets	107	11
Goodwill impairment	5,846	—

Cash consumed by operating activities before changes in assets and liabilities	$(1,711)	$(2,767)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(4,780)	$(7,094)
Inventories	368	(768)
Costs in excess uncompleted contracts	(17,370)	(9,885)
Prepaid expenses and other current assets	(229)	(233)
Accounts payable	2,653	10,719
Accrued expenses	16,758	5,478
Billings in excess uncompleted contracts	625	364
Other current liabilities	(560)	(8)

Cash consumed from changes in assets and liabilities	$(2,535)	$(1,427)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Cash consumed by operating activities before changes in assets and liabilities	$(1,711)	$(2,767)

Cash consumed from changes in assets and liabilities	(2,535)	(1,427)

Net cash used in operating activities	$(4,246)	$(4,194)

The cash consumed by operating activities before changes in assets and liabilities declined $1.1 million, or 38.2%, to $1.7 million during the twelve months ended December 31, 2011 from $2.8 million for the same period during 2010.  The reduction was the result of increased gross profit relative to the cash SG&A expense for the period.  During the first two quarters of 2011, operating activities before changes in assets and liabilities consumed cash, while operating activities before changes in assets and liabilities generated cash during the last two quarters of the year as revenue increased on a seasonal basis.

We believe that continued growth in our revenue, in combination with an improvement in our gross margin and continued reductions in our SG&A as a percentage of revenue will result in cash being generated by operating activities before changes in assets and liabilities during 2012 on a full year basis.

Cash consumed from changes in assets and liabilities increased $1.1 million, or 77.6%, to $2.5 million during the twelve months ended December 31, 2011, from $1.4 million consumed during the twelve months ended December 31, 2010.  The levels of these assets and liabilities are influenced by many factors, the most significant of which is typically the level of business activity.  Due to a combination of factors, including the start-up of the Long Island Power Authority contract, pushes by our utility customers to meet year-end goals and project delays earlier in the year, our revenue in December 2011 was 41% higher than it was in December 2010.  This spike in year-end revenue contributed to the increase in working capital at the end of 2011.

We expect that our working capital needs will continue to grow as our business grows, however we also believe that our revenue will be slightly less seasonal during 2012 that it was in 2011 due to the maturing of some of our utility contracts, which should help to reduce the variability in our working capital balances throughout the year.  We remain focused on improving our processes so that we can keep the growth in our working capital to a rate that is less than the expected rate of growth in our revenue.

Investing Activities

Cash used in investing activities declined $2.2 million, or 39.3%, to $3.4 million during the year ended December 31, 2011, compared to using $5.6 million during the same period during 2010.  During 2011, we used $5.4 million to purchase equipment, compared to using $4.2 million in 2010 to purchase equipment and the Zemel Road gas rights.  Approximately $3.8 million of the 2011 expenditures were used to construct the Zemel Road landfill-gas to electricity facility, compared to $3.5 million that was spent on equipment and the gas rights during 2010.  The balance of the 2011 and 2010 capital expenditures were for computers, software and office equipment, primarily for the expansion of our utility program management business.  The Zemel Road facility was completed and began generating electricity in October 2011, therefore we anticipate a significant reduction in our purchases of property and equipment during 2012.  These expenditures were partially offset during 2011 by $765 thousand received from the sale of real estate and a $1.2 million reduction in restricted cash as collateral supporting surety bonds was released.  During 2010, our restricted cash used to support surety bonds increased by $1.4 million and we realized $16 thousand from the sale of assets.

Financing Activities

Financing activities generated cash of $2.9 million during 2011 compared to consuming cash of $56 thousand during 2010.  During 2011, we received $3.6 million from a term loan used to finance a portion of the cost of the Zemel Road landfill-gas to electricity facility, and $65 thousand from the issuance of shares of our stock under employee benefit plans.  This was partially offset by $481 thousand used to repay the mortgage on a building we sold and other scheduled debt payments, and $260 thousand of debt issuance costs.  During 2010, we used $198 thousand for schedule principal payments on our debt and received $142 thousand from the issuance of shares of our stock under employee benefit plans.

For 2012, we expect to use $234 thousand for scheduled principal payments on our debt.

2010 Compared to 2009

Net cash declined $9.9 million during 2010 compared to increasing $19.1 million during 2009.

Operating Activities

Operating activities consumed $4.2 million and $12.7 million during 2010 and 2009, respectively.

The components of cash consumed by operating activities before changes in assets and liabilities and cash consumed from changes in assets and liabilities for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Net Loss	$(5,239)	$(18,028)

Provision for bad debt	33	304
Share based compensation	1,325	1,803
Preferred stock dividends	—	(1,499)
Depreciation and amortization	1,095	1,906
Amortization of deferred financing costs	—	313
Amortization of original issue discount	—	1,411
Issuance of warrants in exchange for services received	8	27
Beneficial value of change in conversion price of subordinated notes	—	938
PIK notes issued for interest	—	21
Accrued interest converted to common stock	—	204
Accrued interest converted to preferred stock	—	781
Loss on disposition of fixed assets	11	12
Trade name impairment	—	2,652
Impairment on disposal of Energy Technology business	—	503
Deferred income tax benefit	—	(1,034)

Cash consumed by operating activities before changes in assets and liabilities	$(2,767)	$(9,686)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(7,094)	$4,967
Inventories	(768)	(224)
Costs in excess uncompleted contracts	(9,885)	(1,454)
Prepaid expenses and other current assets	(233)	666
Accounts payable	10,719	(7,044)
Accrued expenses	5,478	1,905
Billings in excess uncompleted contracts	364	(1,324)
Deferred revenue	—	(95)
Other current liabilities	(8)	(418)

Cash consumed from changes in assets and liabilities	$(1,427)	$(3,021)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Cash consumed by operating activities before changes in assets and liabilities	$(2,767)	$(9,686)

Cash consumed from changes in assets and liabilities	(1,427)	(3,021)

Net cash used in operating activities	$(4,194)	$(12,707)

During 2010 the cash consumed by operating activities before changes in assets and liabilities was $2.8 million, compared to $9.7 million consumed during 2009, a reduction of $6.9 million, or 71.4%.  This improvement was the result of improved profitability of our operations, reduction in our interest expense and elimination of our preferred stock dividend.

Changes in assets and liabilities consumed $1.4 million of cash during 2010, compared to consuming $3.0 million during 2009, representing a decline of $1.6 million or 52.8%.  The new business initiatives begun during 2009 and 2010 generally have lower working capital requirements than previously existing businesses.  This, in combination with improvements in our receivables turnover at our existing businesses, was the primary contributors to the improvement in this measure.

Investing Activities

Cash consumed by investing activities increased $3.6 million to $5.6 million during 2010, from $1.9 million during 2009.  Approximately $3.5 million of this increase was related to the acquisition of the gas rights to the Zemel Road landfill and costs to construct the generating facility on that site.  The balance of the fixed asset purchases during 2010 were for computers, software and office equipment, primarily in support of our new business initiatives.

Financing Activities

Financing activities consumed $56 thousand during 2010 as compared to generating $33.8 million during 2009.  During 2010 we made $198 thousand in scheduled payments on our outstanding debt and received $142 thousand from the sale of shares of our common stock to employees participating in our Employee Stock Purchase Plan.

During 2009 we completed three offerings of our common stock, raising gross proceeds of $42.3 million.  The proceeds from these offerings were partially offset by $3.1 million in offering related costs.  We used $4.0 million during 2009 to repay our line of credit and $1.6 million to repay other notes.  We also received $91 thousand from the issuance of shares under our Employee Stock Purchase Plan, $45 thousand on the exercise of certain options and warrants and $27 thousand through the financing of vehicle purchases.

Sources of Liquidity

Our primary sources of liquidity are our available cash reserves and availability under our $7 million line of credit.  In addition, on September 1, 2011, we filed a shelf registration on Form S-3 with the SEC for the issuance of up to $50 million in equity securities.  The registration statement was declared effective on October 7, 2011.  This shelf registration gives us the ability to issue shares of our common stock, preferred stock, warrants and/or units that combine common stock or preferred stock with warrants over the next three years.  Proceeds from the sale of these securities may be used for general corporate purposes including, among other things, working capital, financings, possible acquisitions, the repayment of obligations that have matured, and reducing or refinancing indebtedness that may be outstanding at the time of any offering.  While we do not currently intend to, nor expect to need to, issue additional equity under this shelf registration, it does provide us with the ability to raise capital in the future when needed or otherwise considered appropriate and provides additional comfort to our surety and lenders helping to ensure continued access to surety bonds and various sources of debt.  There can be no assurance, however, that were we to use the shelf registration to issue securities, we would be able to find buyers for those securities at an acceptable price, or at all.

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

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock and notes, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  While our operations generated positive cash flow during the second halves of 2011 and 2010 and positive earnings during the fourth quarter of 2010 and third and fourth quarters of 2011, we need to continue to focus on moving the Company to the point that it is consistently generating positive earnings and cash flow.  To do this we believe that we need to continue to increase our revenue while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe the strategies we have implemented over the past couple years have positioned us where this objective could be achieved within the next 12 months.  We believe that our current liquidity will be sufficient to permit us to continue to operate until we reach the point that we turn cash flow positive on a consistent basis.

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

In 2011, the FASB issued accounting ASU No. 2011-05 as amended by ASU No. 2011-12 that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of ASUs 2011-05 and 2011-12 will not impact our results of operations, financial position or cash flows.

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

Item 9.                                      Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                             Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. In carrying out its evaluation, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                             Other Information.

Not applicable.

PART III

Certain information required to be included in Part III is omitted from this report because we intend to file a definitive proxy statement relating to our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2011:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,393,002	$4.44	594,710
Equity compensation plans not approved by security holders (2)	1,757,082	$7.71	—
Total	4,150,084	$5.83	594,710

(1)         Includes warrants granted to a consultant to purchase 10,000 shares at an average price of $3.85 per share.

(2)         Prior to June 2010, we granted stock options to our non-employee directors pursuant to a Directors Stock Option Plan (See “Compensation of Directors” in our Proxy Statement), which grants are included in this category.

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

PART IV

Item 15.                               Exhibits and Financial Statement Schedules.

(a)(1)                  Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

F-4	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2011, 2010 and 2009

F-8 - F-38	Notes to Consolidated Financial Statements

F –39	Schedule II — Valuation and Qualifying Accounts

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

10.6.6 +

Fifth Amendment to Employment Agreement dated June 3, 2011 between David R. Asplund and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 6, 2011)

10.7.1 +

Employment Agreement dated as of June 30, 2006 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 6, 2006)

10.7.2 +

Amendment to Employment Agreement dated October 1, 2007 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 2, 2007)

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

10.7.5 +

Second Amendment to Employment Agreement dated July 1, 2009 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7. 2009)

10.7.6+

Assignment and Second Amendment to Employment Agreement dated June 3, 2010 between Parke Industries Incorporated (formerly known as “Parke Acquisition, LLC”), a California corporation (“Parke Industries”), and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 7, 2010)

10.7.7+

Separation Agreement, Severance and Release dated June 3, 2011 between Daniel W. Parke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2011)

10.8.1 +

Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.8.2 +

Amendment to Employment Agreement dated October 1, 2007 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

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

10.8.5+

Second Amendment to Employment Agreement dated June 3, 2010 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 7, 2010)

10.9.1+

Employment Agreement, dated as of June 10, 2008, between Applied Energy Management, Inc. and John O’Rourke (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 9, 2009)

10.9.2+

Assignment and First Amendment to Employment Agreement dated June 3, 2010 between John O’Rourke, Applied Energy Management, Inc. and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 7, 2010)

10.9.3+

Second Amendment to Employment Agreement dated June 3, 2011 between John O’Rourke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 6, 2011)

10.9.4+	Employee Stock Option Agreement dated June 3, 2011 between John O’Rourke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 6, 2011)

Exhibit Number	Description of Exhibit

10.10 +	Lime Energy 2010 Non-Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 8, 2010)

10.11 +	2009 Management Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2009)

10.12	2009 Note Issuance Agreement dated August 10, 2009 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2009)

10.13	2009 Revolving Line of Credit Note issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 12, 2009)

10.14	2009 Security Agreement dated August 10, 2009 between Lime and Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 12, 2009)

10.15	Warrant to Purchase Common Stock issued August 10, 2009 by Lime to Richard P. Kiphart (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on August 12, 2009)

10.16

Asset Purchase Agreement dated as of August 10, 2009, between Elutions, Inc. and Maximum Performance Group, Inc. (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on August 12, 2009)

10.17+

Form of Option Agreement dated April 17, 2010 granted to nine employees, including David Asplund, Daniel Parke, John O’Rourke, and Mr. Jeffrey Mistarz. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 22, 2010)

10.18.1

Credit and Security Agreement between Lime Energy Co. and American Chartered Bank dated March 9, 2011, together with the Revolving Note and exhibits (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 10, 2011)

10.18.2

Amendment to Credit and Security Agreement between Lime Energy Co. and American Chartered Bank dated May 11, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 13, 2011)

10.18.3

Second Amendment to Credit and Security Agreement between Lime Energy Co. and American Chartered Bank dated August 5, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 9, 2011)

10.19	Loan Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 7, 2011)

10.20	Commercial Promissory Note between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 7, 2011)

10.21

Continuing Guaranty Agreement between Lime Energy Co., Lime Energy Asset Development, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 7, 2011)

Exhibit Number	Description of Exhibit

10.22	Security Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 7, 2011)

10.23	Mortgage by GES-Port Charlotte, LLC (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 7, 2011)

10.24

Collateral Assignment of Site Lease Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on November 7, 2011)

10.25	Form of Collateral Assignment (Incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on November 7, 2011)

10.26

Hazardous Substances Indemnity Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on November 7, 2011)

10.27

Pledge, Assignment and Security Agreement between Lime Energy Asset Development, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on November 7, 2011)

10.28

Intercreditor Agreement by and among American Chartered Bank, RBC Bank (USA), GES-Port Charlotte, LLC, Lime Energy Co., and Lime Energy Asset Development, LLC (Incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on November 7, 2011)

21*	List of Subsidiaries

23*	Consent of BDO USA LLP

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensation plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John O’Rourke	President, Chief Executive Officer & Director	March 16, 2012
John O’Rourke	(principal executive officer)

/s/ David Asplund	Executive Chairman of the Board	March 16, 2012
David Asplund

/s/ Jeffrey Mistarz	Executive Vice President, Chief Financial Officer, Treasurer & Corporate Secretary	March 16, 2012
Jeffrey Mistarz	(principal financial officer and principal accounting officer)

/s/ Richard Kiphart	Lead Director	March 16, 2012
Richard Kiphart

/s/ Gregory Barnum	Director	March 16, 2012
Gregory Barnum

/s/ Christopher Capps	Director	March 16, 2012
Christopher Capps

/s/ Stephen Glick	Director	March 16, 2012
Stephen Glick

/s/ Joseph Desmond	Director	March 16, 2012
Joseph Desmond

Report of Independent Registered Public Accounting Firm

Lime Energy Co.

Huntersville, North Carolina

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Chicago, Illinois	/s/ BDO USA, LLP
March 16, 2012

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

December 31,	2011	2010

Assets

Current assets
Cash and cash equivalents	$8,290	$13,016
Restricted cash	725	1,913
Accounts receivable, less allowance for doubtful accounts of $333 and $59 at December 31, 2011 and 2010, respectively	31,201	26,393
Inventories	630	998
Costs and estimated earnings in excess of billings on uncompleted contracts	32,787	15,417
Prepaid expenses and other	1,214	985

Total Current Assets	74,847	58,722

Property and Equipment, net of accumulated

depreciation of $1,695 and $2,032 at December 31, 2011 and 2010, respectively (Note 9)	6,736	2,940

Long-Term Receivables	154	543

Deferred Financing Costs, net of amortization of $32
at December 31, 2011	228	—

Intangibles, net of amortization of $6,126 and $5,490
at December 31, 2011 and 2010, respectively (Note 10)	4,808	5,444

Goodwill (Note 10)	12,781	18,627

	$99,554	$86,276

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

December 31,	2011	2010

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt (Note 15)	$234	$115
Accounts payable	21,796	19,143
Accrued expenses (Note 11)	27,128	10,370
Billings in excess of costs and estimated earnings on uncompleted contracts	1,623	998
Customer deposits	231	791
Total Current Liabilities	51,012	31,417

Long-Term Debt, less current maturities	3,418	418

Total Liabilities	54,430	31,835

Stockholders’ Equity (Notes 16, 22, 23 and 24)
Common stock, $.0001 par value; 50,000,000 shares authorized 23,842,616 and 23,662,172 issued and outstanding as of December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	185,402	183,140
Accumulated deficit	(140,280)	(128,701)

Total Stockholders’ Equity	45,124	54,441

	$99,554	$86,276

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Revenue	$120,083	$95,718	$70,802

Cost of sales	95,657	74,657	57,192

Gross Profit	24,426	21,061	13,610

Selling, general and administrative expense	28,255	25,883	23,940
Amortization of intangibles (Note 10)	635	589	1,221
Restructuring charge	1,281	—	—
Impairment loss (Note 7)	5,846	—	2,652

Operating loss	(11,591)	(5,411)	(14,203)

Other Income (Expense)
Interest income	141	205	137
Interest expense (Notes 12 and 14)	(129)	(33)	(3,210)

Total other income (expense)	12	172	(3,073)

Loss from continuing operations	(11,579)	(5,239)	(17,276)

Discontinued Operations:
Loss from operation of discontinued business (Note 8)	—	—	(1,786)

Loss before income taxes	(11,579)	(5,239)	(19,062)

Income tax benefit	—	—	1,034

Net loss	(11,579)	(5,239)	(18,028)

Preferred Dividend (Note 16)	—	—	(1,499)

Net Loss Available to Common Stockholders	$(11,579)	$(5,239)	$(19,527)

Basic and diluted loss per common share from continuing operations	$(0.49)	$(0.22)	$(1.12)

Discontinued operations	—	—	(0.11)

Basic and Diluted Loss Per Common Share	$(0.49)	$(0.22)	$(1.23)

Weighted Average Common Shares Outstanding (Note 3)	23,823,814	23,622,028	15,892,768

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common	Common	Series A-1 Preferred	Series A-1 Preferred	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2008	9,555	$1	358,710	$4	$134,390	$(105,434)	$28,961

Issuance of common stock (less issuance costs of $2,359)	6,683	1	—	—	32,540	—	32,541
Acquisition of Advanced Biotherapy, Inc. (less transaction costs of $771)	2,486	—	—	—	6,738	—	6,738
Earn-out shares paid to former owners of Applied Energy Management, Inc.	63	—	—	—	293	—	293
Preferred dividends	—	—	—	—	(1,499)	—	(1,499)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	19	—	781	—	781
Satisfaction of interest obligation through issuance of common stock	45	—	—	—	204	—	204
Conversion of subordinated notes	852	—	—	—	5,000	—	5,000
Beneficial conversion value of adjustment in conversion price of subordinated notes	—	—	—	—	938	—	938
Conversion of series A-1 preferred stock	3,778	—	(358,729)	(4)	4	—	—
Warrants issued in connection with bridge line of credit	—	—	—	—	309	—	309
Share-based compensation	—	—	—	—	1,803	—	1,803
Shares issued for benefit plans and option exercises	47	—	—	—	137	—	137
Shares and warrants issued for services received	2	—	—	—	27	—	27
Net loss	—	—	—	—	—	(18,028)	(18,028)
Balance, December 31, 2009	23,511	$2	—	$—	$181,665	$(123,462)	$58,205

Share-based compensation	—	—	—	—	1,325	—	1,325
Shares issued for benefit plans and option exercises	151	—	—	—	142	—	142
Warrant issued for services received	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(5,239)	(5,239)
Balance, December 31, 2010	23,662	2	—	—	183,140	(128,701)	54,441

Share-based compensation	—	—	—	—	2,191	—	2,191
Shares issued for benefit plans and option exercises	181	—	—	—	65	—	65
Warrant issued for services received	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(11,579)	(11,579)
Balance, December 31, 2011	23,843	2	—	—	185,402	(140,280)	45,124

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Cash Flows From Operating Activities
Net Loss	$(11,579)	$(5,239)	$(18,028)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	361	33	304
Share-based compensation	2,191	1,325	1,803
Preferred stock dividends	—	—	(1,499)
Depreciation and amortization	1,325	1,095	1,906
Amortization of deferred financing costs	32	—	313
Amortization of original issue discount	—	—	1,411
Issuance of warrants in exchange for services received	6	8	27
Beneficial value of change in conversion price of subordinated notes	—	—	938
PIK notes issued for interest	—	—	21
Accrued interest converted to common stock	—	—	204
Accrued interest converted to preferred stock	—	—	781
Loss on disposition of fixed assets	107	11	12
Goodwill impairment	5,846	—	—
Trade name impairment	—	—	2,652
Impairment on disposal of Energy Technology business	—	—	503
Deferred income tax benefit	—	—	(1,034)
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(4,780)	(7,094)	4,967
Inventories	368	(768)	(224)
Costs and estimated earnings in excess of billings on uncompleted contracts	(17,370)	(9,885)	(1,454)
Prepaid expenses and other current assets	(229)	(233)	666
Accounts payable	2,653	10,719	(7,044)
Accrued expenses	16,758	5,478	1,905
Billings in excess of costs and estimated earnings on uncompleted contracts	625	364	(1,324)
Deferred revenue	—	—	(95)
Other current liabilities	(560)	(8)	(418)

Net cash used in operating activities	(4,246)	(4,194)	(12,707)

Cash Flows From Investing Activities
Acquisition, net of cash acquired	—	—	(1,047)
Purchase of gas rights	—	(2,650)	—
Net proceeds from sale of property and equipment	765	16	11
Purchases of property and equipment	(5,357)	(1,557)	(378)
Decrease (increase) in restricted cash	1,188	(1,413)	(500)

Net cash used in investing activities	(3,404)	(5,604)	(1,914)

Cash Flows From Financing Activities
Net payments on line of credit	—	—	(3,966)
Proceeds from long-term debt	3,600	—	27
Payments of long-term debt	(481)	(198)	(1,611)
Debt issuance costs	(260)	—	—
Proceeds from issuance of common stock	—	—	42,301
Costs related to stock issuances	—	—	(3,130)
Proceeds from issuance of shares for benefit plans	65	142	91
Proceeds from exercise of options and warrants	—	—	45

Net cash provide by (used in) financing activities	2,924	(56)	33,757

Net (Decrease) Increase in Cash and Cash Equivalents	(4,726)	(9,854)	19,136

Cash and Cash Equivalents, at beginning of period	13,016	22,870	3,734

Cash and Cash Equivalents, at end of period	$8,290	$13,016	$22,870

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest — continuing operations	$37	$33	$467

Cash paid during the period for interest — discontinued operations	—	—	1

Interest obligation satisfied through the issuance of common stock	—	—	204

Cash paid for preferred dividends	—	—	1,006

Conversion of convertible debt to common stock	—	—	5,000

Stock, warrants and options issued in exchange for services received	6	8	27

Accrued earn-out satisfied through the issuance of common stock	—	—	293

Satisfaction of accrued dividend through the issuance of 19,063 shares of Series A-1 preferred stock	—	—	781

Extinguishment of line of credit	—	—	21

Issuance of revolving credit note in satisfaction of interest payable	$—	$—	$21

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Huntersville, North Carolina, is a provider of integrated energy engineering, consulting and implementation solutions.  The Company’s operations are comprised of two distinct segments: the Energy Efficiency Services segment; and the Asset Development and Management segment.  Through these two segments it serves three primary markets: the public sector and institutional market, the utility market and the commercial and industrial market.

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

The consolidated financial statements include the accounts of Lime Energy Co. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Risk

The Company’s customers are primarily utilities, public utility commissions, Energy Service Companies (“ESCOs”), government agencies and owners, managers, or tenants of, commercial and industrial buildings.  During 2011, one customer accounted for approximately 21% of the Company’s consolidated billings while three other customers combined to account for an additional 33%.  During 2010, one customer accounted for approximately 17% of the Company’s consolidated billings, while two customers accounted for approximately 30% of the Company’s consolidated billings during the year ended December 31, 2009.

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  One supplier accounted for approximately 16% and 26% of the Company’s purchases during the years ended December 31, 2011 and 2010, respectively, while no

Lime Energy Co.

Notes to Consolidated Financial Statements

single supplier accounted for more than 10% of the Company’s purchases during the year ended December 31, 2009.

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

Properties & Equipment

Property and equipment are stated at cost.  For financial reporting purposes depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	39 years
Office equipment	3 - 5 years
Furniture	5 - 10 years
Construction equipment	3 - 5 years
Transportation equipment	3 - 5 years
Generating equipment	20 years

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  During the fourth quarter of 2011, the Company completed its annual assessment of impairment regarding the goodwill recorded for its Commercial and Industrial (“C&I”) and AEM reporting units and concluded that the fair value of the AEM reporting unit, based on the discounted current value of the estimated future cash flows exceeded the carrying value, indicating that the goodwill was not impaired.  However, the analysis indicated that the fair value of the C&I reporting unit was impaired as a result of the Company’s reduced expectations for this reporting unit in future periods.  As a result, during the fourth quarter of 2011, it reduced the value of the goodwill for this reporting unit from $6.7 million to $0.9 million and recorded a $5.8 million impairment loss.

The Company considered various factors in determining the fair value of the testing units, including discounted cash flows from projected earnings, values for comparable companies and the market price of our common stock. It will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that either testing unit does not achieve

Lime Energy Co.

Notes to Consolidated Financial Statements

projected results, or, as the result of changes in facts of circumstances, the Company could incur an additional goodwill impairment charge in a future period.

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

These estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.  During 2009, based on negotiations to sell its Energy Technology business, the Company reduced the carrying value of certain assets of the business unit to their expected fair value, incurring an impairment loss of $503,000. During the fourth quarter of 2011, the Company determined that as a result of a significant deterioration in the performance of its C&I reporting unit, that the reporting unit’s goodwill was impaired.  This determination caused it to test the carrying values of the reporting unit’s long-lived assets for impairment.  This test concluded that the net book value of the long-lived assets were not impaired.

Intangible Assets

The Company’s finite life intangible assets are comprised of customer relationships and contracts, sales pipe-line, technology and software and gas-rights.  Finite life intangible assets are amortized based on the timing of expected economic benefits associated with the asset over their estimated useful lives.  The Company has generally used estimated useful lives of 12 to 24 months for customer contracts and sales pipe-line, 4 to 21 years for customer relationships, 5 to 7 years for technology and software and the corresponding term of gas-rights agreements, which is 20 years.

For all amortizable intangible assets, if any events or changes in circumstances occur that indicate possible impairment, the Company will perform an impairment review based on an undiscounted cash flow analysis. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows. The Company also evaluates the remaining useful life during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

The Company utilizes the percentage of completion method to recognize revenue in conjunction with the cost-to-cost method of measuring the extent of progress toward completion, consistent with ASC 605-

Lime Energy Co.

Notes to Consolidated Financial Statements

35, “Construction Type and Production Type Contracts” and the AICPA’s Statement of Position 81-1 (SOP 81-1).  Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as “Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts” (“Billings in Excess”). Billings in Excess totaled $1.6 million and $1.0 million as of December 31, 2011 and 2010, respectively.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

As of December 31, 2011, the Company had customer projects underway for which it had incurred costs but not yet recognized revenue due to its revenue recognition policies, or had recognized revenue but not yet invoiced the customer.  The Company records these expenses and unbilled revenue as a current asset titled “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.” The expenses included in this account will be recognized as the related projects are completed and revenue is recognized.  The Company had Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts of $32.8 million and $15.4 million at December 31, 2011 and 2010, respectively.

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $325,000, $438,000 and $182,000 for the periods ended December 31, 2011, 2010 and 2009, respectively.

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

Net Loss Per Share

The Company computes loss per share under ASC 260-10, “Earnings Per Share.”  This statement requires presentation of two amounts; basic and diluted loss per share.  Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share would include all common stock equivalents unless anti-dilutive.  For periods when such inclusion would not be anti-dilutive, the Company uses the treasury method to calculate the diluted earnings per share.  The treasury stock method assumes that the Company uses the proceeds from the exercise of in-the-money options and warrants to repurchase common stock at the average market price for the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants.

The Company has not included the outstanding options, warrants or convertible debt as common stock equivalents when calculating the diluted loss per share for the years ended December 31, 2011, 2010 or 2009, because the effect would be anti-dilutive.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and convertible debt that is not included in the basic and diluted loss per share available to common stockholders:

December 31,	2011	2010	2009

Weighted average shares issuable upon exercise of outstanding options	4,010,381	3,194,088	2,550,960

Weighted average shares issuable upon exercise of outstanding warrants	613,252	799,453	792,693

Weighted average shares issuable upon conversion of convertible debt (1)	—	—	467,437

Total	4,623,633	3,993,541	3,811,090

(1)       The subordinated convertible notes were converted to common stock during 2009

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.  The Company’s long-term debt approximates fair value based on comparison to instruments with similar terms.

Share-based Compensation

The Company has a stock incentive plan that provides for stock-based employee compensation, including the granting of stock options and shares of restricted stock, to certain key employees.  The Company follows the guidance of ASC 718, “Compensation — Stock Compensation,” which requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant.

The following are the components of the Company’s stock compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009

Stock Options	$1,501	$1,018	$1,719

Restricted Stock	610	266	—

Employee Stock Purchase Plan	80	41	84

Total Stock Compensation Expense	$2,191	$1,325	$1,803

Please refer to Notes 23, 24 and 25 for additional information regarding share-based compensation expense.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

In 2011, the FASB issued accounting ASU No. 2011-05 as amended by ASU No. 2011-12 that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of ASUs 2011-05 and 2011-12 will not impact the Company’s results of operations, financial position or cash flows.

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

Note 4 — Acquisition of Advanced Biotherapy, Inc.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

ADVB had no revenue generating operations and did not have employees capable of developing a product that would constitute a business. Therefore the Company did not consider ADVB a business as defined by Regulation S-X, Rule 11-01(d) or by generally accepted accounting principles. Consequently, the merger was not accounted for as a business combination under the guidance of ASC 805, “Business Combinations”.  The substance of the ADVB acquisition includes two distinct events. First, as a result of the transaction, the Company has settled the amounts due to ADVB under its revolving credit note (see Note 12).  In addition, the Company received approximately $7.4 million of cash in exchange for the shares of common stock it issued in connection with the ADVB acquisition. As a result of the merger, the Company eliminated any debt due to ADVB, recorded the assets acquired (consisting primarily of cash and cash equivalents) at fair value and credited equity for the value of its common shares issued in connection with the ADVB acquisition.

Note 5 — Lime Energy Asset Development

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets.  In October 2010, LEAD acquired the gas rights to the Zemel Road landfill in Punta Gorda, Florida for $2.65 million and shortly thereafter entered into a 20-year power purchase agreement with a utility for the sale of electricity and certain environmental attributes to be generated from the landfill gas.  In October 2011, it completed construction of a 2.8 megawatt landfill-gas to electricity facility on the site and began delivery of electricity under the power purchase agreement.  The cost to construct the facility was approximately $4.7 million, net of a $1.8 million U.S. Treasury Grant received for the project in December 2011.  The Company financed a portion of the construction costs with a $3.6 million term loan.  Refer to Note 13 for information regarding the terms of this loan.

Note 6 — Restructuring Charge

During 2011, the Company initiated a restructuring to reduce costs, better integrate its operations and consolidate certain accounting and administrative functions.  In connection with this restructuring, it recorded a $1.1 million restructuring charge during the second quarter and an additional $172 thousand charge during the third quarter.  The second quarter charge consisted primarily of severance related costs and the third quarter charge was primarily costs associated with the sale of real estate.  As of December 31, 2011, approximately $12 thousand remained in the restructuring reserve.

Note 7 — Impairment Loss

During the fourth quarter of 2011, the Company completed a step 1 impairment analysis and determined that, due to a significant decline in the performance of its C&I reporting unit, the carrying value of its goodwill was impaired.  It then completed a step 2 analysis as required by ASC 350, to calculate the implied fair value of the goodwill.  In a step 2 analysis, the implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles, as if the reporting unit was being acquired in a business combination.  Utilizing this two-step method the Company determined the implied fair value of the goodwill to be $923,000.  To adjust the carrying value of the goodwill from $6.7 million to $923,000, it recorded a $5.8 million impairment loss during the period.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

Note 8 — Discontinued Operations

On August 10, 2009, the Company sold its Energy Technology business.  Due to the continuing losses incurred by this segment, the Company determined in 2007 that the goodwill associated with the segment was impaired and recorded a charge of $4,182,000.  During the quarter ended June 30, 2009, in anticipation of the sale of the Energy Technology business, Lime reduced the carrying value of business’ assets to their expected fair value, incurring an impairment loss of $503,000.  This loss has been included in the 2009 loss from discontinued operations.

The revenue and loss related to discontinued operations were as follows (in thousands):

Year ended December 31	2011	2010	2009

Revenue	$—	$—	$837

Operating Loss	—	—	(1,283)

Loss on Sale	—	—	(503)

Note 9 — Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2011	2010

Land	$—	$205
Buildings	119	1,118
Generating equipment	4,664	—
Furniture	282	259
Construction equipment	261	366
Office equipment	2,565	1,535
Transportation equipment	540	592
Construction-in-process	—	897
	8,431	4,972

Less accumulated depreciation	(1,695)	(2,032)

	$6,736	$2,940

Total depreciation expense was $690,000, $506,000, and $506,000 years ended December 31, 2011, 2010 and 2009, respectively.  Included in this expense was depreciation from discontinued operations of $33,000 for the year ended December 31, 2009.

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

	C&I	AEM	Total
Balance at December 31, 2008	$6,769	$11,744	$18,513

Additional costs incurred in connection with the acquisitions of Applied Energy Management, Inc.	—	114	114

Balance at December 31, 2009	$6,769	$11,858	$18,627

Balance at December 31, 2010	$6,769	$11,858	$18,627

Goodwill impairment	(5,846)	—	(5,846)

Balance at December 31, 2011	$923	$11,858	$12,781

The components of intangible assets as of December 31, 2011 and 2010 are as follows (in thousands):

	Weighted Average Remaining Life (months)	Gross Book Value	Accumulated Amortization	Net Book Value
As of December 31, 2011
Amortized intangible assets:
Technology and software	9.0	$125	$90	$35
Customer relationships	38.7	3,176	1,130	2,046
Customer contracts	4.5	1,329	1,230	99
Non-compete agreements	0.0	423	423	—
Sales pipe-line	0.0	3,231	3,231	—
Gas-rights	119.5	2,650	22	2,628
Total		$10,934	$6,126	$4,808

As of December 31, 2010
Amortized intangible assets:
Technology and software	15.0	$125	$65	$60
Customer relationships	42.8	3,176	690	2,486
Customer contracts	10.5	1,329	1,081	248
Non-compete agreements	0.0	423	423	—
Sales pipe-line	0.0	3,231	3,231	—
Gas-rights	128.0	2,650	—	2,650
Total		$10,934	$5,490	$5,444

Lime Energy Co.

Notes to Consolidated Financial Statements

The aggregate amortization expense from continuing operations was $635,000, $589,000 and $1,221,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The aggregate amortization expense from discontinued operations was $0, $0 and $179,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The estimated amortization expense for intangible assets for each of the next five years as of December 31, 2011, is as follows (in thousands):

Year Ending December 31	Amortization Expense
2012	693
2013	538
2014	474
2015	387
2016	321
$2,413

Note 11 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2011	2010

Compensation	$2,271	$1,443
Discountinued operations	101	226
Interest	1	2
Interest Rate Swap Liability	43	—
Job costs	24,078	7,708
Lease expense	7	7
Legal settlement	—	272
Restructuring reserve	12	—
Sales tax payable	56	563
Taxes	33	61
Other	526	88

	$27,128	$10,370

Note 12 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and has an unused fee of 0.30% per annum.  The line contains covenants that require the Company to maintain a minimum current ratio of 1.55 to 1.0 or greater and a maximum tangible leverage ratio of 1.30 to 1.0.  The Company was not in compliance with these covenants at the end of the fourth quarter, but the Bank waived the violations.  The Company has not

Lime Energy Co.

Notes to Consolidated Financial Statements

borrowed under the line since it was established.  On February 24, 2012, American Chartered Bank agreed to amend the line of credit to extend the maturity from March 9, 2012 to March 9, 2013.

Note 13 — Notes Payable

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), a wholly-owned subsidiary of Lime Energy Asset Development, entered into a Loan Agreement with RBC Bank (USA) (“RBC”) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement matures on, and all outstanding balances are due and payable on, October 31, 2016.  The Loan Agreement requires the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow is defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service is defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).  The loan carries an interest rate equal to 30-day LIBOR plus 500 basis points.  As of December 31, 2011 the 30-day LIBOR rate was 0.28%.

Funding under the Loan Agreement was made in two equal disbursements.  The first disbursement took place on November 5, 2011 and the second disbursement was received on December 23, 2011.

Borrowings pursuant to the Loan Agreement are secured by all of the assets of GES and guaranteed by LEAD and Lime.

The Loan Agreement contains a covenant that requires GES to maintain a minimum Debt Service Coverage Ratio to 1.35 to 1.0.  The Debt Service Ratio is defined as the ratio of (a) EBITDA, less cash taxes and unfunded capital expenditures to (b) Debt Service.

The Loan Agreement contains customary events of default, including the failure to make required payments, borrower’s failure to comply with certain covenants or other agreements, borrower’s breach of the representations and covenants contained in the agreement, the filing or attachment of a lien to the collateral, the occurrence of a material adverse change, borrower’s default of other certain indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated.

The Company entered into an interest rate swap effective January 1, 2012, to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap is being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The liability associated with the $43,000 decline in the fair value was included in accrued expenses on the consolidated balance sheet as of December 31, 2011.  As part of the acquisition of AEM, the Company assumed two notes totaling $1,422,000 payable to an entity owned by a former stockholder of AEM.  The notes were repaid in full on September 28, 2009.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Term Notes which was then amortized over the term of the Term Notes using the effective interest method.  Amortization of the discount of $1,411,000 was included in interest expense during the year ended December 31, 2009.

In addition, the Company incurred costs of approximately $9,000 relative to the Term Note offering.  These costs were capitalized and were also being amortized over the term of the Term Notes using the effective interest method.  Amortization of these deferred issuance costs of $4,000 was included in interest expense during the year ended December 31, 2009.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 15 — Long Term Debt

The Company’s long term debt consists of the following (in thousands):

December 31,	2011	2010

Mortgage note to American Chartered Bank, prime plus ½% or 5%, whichever is greater, payable in monthly installments of $3,000, plus interest.	$—	$382

Term note to RBC Bank, 30-day LIBOR plus 5.0%, payable $15,000 per month plus interest, with annual mandatory prepayment equal to 50% of excess cash flow commencing after calendar year 2012. A final payment of the lesser of $3,090,000 and the outstanding principal balance is due on October 31, 2016.	3,585	—

Various other notes with monthly payments totaling approximately $6,000 and interest rates between 0.9% and 8.99%	67	151

Total debt	3,652	533

Less current portion	234	115

Long-term debt, less current maturities	$3,418	$418

The aggregate amounts of long-term debt maturing in future years as of December 31, 2011, are as follows (in thousands):

Year Ended December 31,	Aggregate Maturities
2012	234
2013	188
2014	185
2015	180
2016	2,865
$3,652

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

Note 17 — Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31,	2011	2010	2009
Line of credit (1) (Note 12)	$17	$—	$51
Term Note (Note 13)	15	—	—
Mortgage note (Note 15)	15	20	19
Subordinated convertible notes (Note 14)	—	—	329
AEM notes payable	—	—	76
Other	7	13	73
Change in value of interest rate swap	43	—	—
Amortization of deferred issuance costs and debt discount (Notes 12 and 14)	32	—	1,724
Value of beneficial conversion (Note 14)	—	—	938
Total Interest Expense	$129	$33	$3,210

(1)       2011 expense represents unused line fees.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 18 — Lease Commitments

The Company leases a facility in Glendora, California from a company controlled by Dan Parke, the Company’s former President and a former director.  Total rent expense for this facility amounted to $169,000, $159,000 and $130,000 for 2011, 2010 and 2009, respectively.  The Company believes that the rates charged by Mr. Parke are reasonable in that they are equivalent to rates charged to other unaffiliated third parties in the building.  This lease is scheduled to expire on December 31, 2012.  The Company also leases offices in California, Hawaii, Illinois, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania and Texas from unrelated third parties for which it paid a total of $1,088,000, $915,000 and $708,000 during 2011, 2010 and 2009, respectively.

Future minimum rentals to be paid by the Company under these non-cancellable operating leases as of December 31, 2011 are as follows (in thousands):

Year ending December 31,	Total
2012	1,183
2013	1,019
2014	735
2015	712
2016	669
2017	498
2018	494
2019	506
2020	515
2021	454
2022	41
Total	$6,826

Note 19 — Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Year ended December 31	2011	2010	2009
Deferred
Federal	$(3,937)	$(1,781)	$(6,481)
State	(579)	(262)	(952)
Change in valuation allowance	4,516	2,043	6,399

Income tax benefit	$—	$—	$(1,034)

Lime Energy Co.

Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

December 31	2011	2010
Deferred tax asset consisting principally of net operating loss carryforwards	$41,259	$39,238
Deferred tax liabilities, principally related to non-deductible identifiable intangible assets	1,902	(593)
Less valuation allowance	(43,161)	(38,645)

Total net deferred tax asset	$—	$—

The Company has recorded a valuation allowance equaling the net deferred tax asset due to the uncertainty of its realization in the future.  At December 31, 2011, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $95 million, which expire in the years 2018 through 2031.  Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of our net operating loss carryfowards will be significantly limited under certain circumstances.  Based on an analysis of ownership changes prior to 2008, approximately $10.9 million of the net operating losses will expire unused due to Section 382 limitations.  The Company is currently in the process of reviewing the 2008 and 2009 ownership changes to determine if these transactions will result in further Section 382 limitations of the Company’s net operating losses.

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate to the Company’s net loss is as follows (in thousands):

Year ended December 31,	2011	2010	2009

Income tax (benefit) at federal statutory rate	$(3,937)	$(1,781)	$(6,481)

State taxes (net of federal tax benefit)	(579)	(262)	(952)

Increase in valuation allowance	4,516	2,043	6,399

Income tax expense (benefit)	$—	$—	$(1,034)

The Company has recorded a valuation allowance of $43.2 million due to the uncertainty of future utilization of the deferred tax assets.  In assessing the adequacy of the valuation allowance, the Company determined that there existed a deferred tax liability related to an indefinite-lived intangible, for which the expected reversal was indeterminate. Due to uncertainty of whether this deferred tax liability would reverse prior to expiration of the net operating losses and other deferred tax assets, this liability was not netted against the Company’s deferred tax assets, resulting in a net deferred tax liability of approximately $1 million as of December 31, 2008.  During 2009, the Company wrote-off the value of this indefinite-lived intangible and reduced the value of this deferred tax liability to $0.

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be

Lime Energy Co.

Notes to Consolidated Financial Statements

sustained upon examination. No uncertain tax positions have been identified through December 31, 2011.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.  Tax years going back to 2010 remain open for Federal and all significant states.

Note 20 — Commitments and Contingencies

The Company entered into employment agreements with certain executive officers expiring in 2012.  Total future commitment under these agreements totaled $760 thousand as of December 31, 2011.  The company also occasionally enters into employment contracts with other, non-executive employees.

Note 21 — The November 2008 PIPE Transaction

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 22 — Equity Transactions

2009 Transactions

a)              In January 2009, the Company issued 933,049 shares of its common stock along with three-year warrants to purchase 233,263 additional shares of common stock at $4.10 per share to seven investors in exchange for $3,275,000.  The net proceeds from this offering were used for general corporate purposes.  Refer to Note 21 for additional information regarding this offering.

b)             In March 2009, the Company issued 2,486,149 shares to acquire all of the outstanding shares of Advanced Biotherapy, Inc.  In connection with this transaction the Company tendered to exchange outstanding options and warrants issued by Advanced Biotherapy, Inc. for new options and warrants to purchase shares of the Company’s common stock.  Pursuant to the tender offer it issued options to purchase 213,451 shares with exercise prices between $3.29 and $196.88 per share and terms of 1 to 9.5 years, and warrants to purchase 5,421 shares with exercise prices between $46.88 and $117.36 per share and terms of between nine months and 5.75 years. Refer to Note 4 for additional information regarding this transaction.

c)              In March 2009, the Company issued 63,052 shares of its common stock to the former owners of Applied Energy Management, Inc. pursuant to an earn-out provision of the agreement to acquire the company.

d)             In August 2009, the Company issued 3,777,705 shares of common stock upon the conversion of all of the shares of its outstanding Series A-1 convertible preferred stock.  Refer to Note 16 for additional information regarding the conversion of the Series A-1 preferred stock.

e)              The Company issued two warrants in August 2009, in connection with the establishment of the revolving bridge line of credit.  The first warrant gives the holder the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  This warrant was valued at $309,000 using a trinomial tree option pricing model using the following assumptions: risk free rate of 0.19%; expected volatility of 94.6%; expected dividend of $0; and expected life of four years.  The value of the warrant was booked to deferred financing costs.  The second warrant gave the holder the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.  The bridge line was cancelled in October 2009 at which time the second warrant terminated.

f)                During 2009, the Company issued 851,879 shares of its common stock upon the conversion of its convertible subordinated notes.  Refer to Note 14 for additional information regarding the conversion of the convertible subordinated notes.

g)             During 2009, the Company issued 45,400 shares of its common stock to the holders of its subordinated convertible term notes in satisfaction of 50% of the interest owed on the notes.

h)             During 2009, the Company issued 19,063 shares of its Series A-1 preferred stock in partial satisfaction of dividends owed the holder.

i)                 In August 2009, the Company issued 2,000 shares to a consultant as partial compensation for services received.  These shares were valued at the market on the date of issuance and charged to operations during August.

Lime Energy Co.

Notes to Consolidated Financial Statements

j)                 In October 2009, the Company completed a public offering in which is issued 5,750,000 shares of its common stock in exchange for gross proceeds of $31,625,000, while incurring $2,344,000 of issuance costs.  The net proceeds from this offering were used to repay debt, with the remaining proceeds being used for general corporate purposes.

k)              During 2009, holders of certain of the Company’s options exercised their rights to purchase 19,285 shares of the Company’s common stock.  The options had exercise prices between $3.30 and $7.00.  The Company received $45,000 from the exercise of these options.  Holders of some of these options exercised them on a cashless basis, surrendering 11,202 shares they would have otherwise been entitled to receive on exercise to cover the cost of exercise.

l)                 During 2009, the Company issued 27,090 shares of its common stock to employees under its Employee Stock Purchase Plan in exchange $91,000. The proceeds are being used for general corporate purposes.

2010 Transactions

m)           During 2010, holders of options to purchase 15,061 shares of the Company’s common stock exercised their options on a cashless basis, exchanging 9,626 shares they were entitled to purchase pursuant to the options to satisfy the exercise price for 5,435 shares.

n)             During 2010, the Company issued 80,552 shares of restricted stock to its executive officers.  These shares vest ratably on December 31, 2010, 2011 and 2012 if the executive is still employed by the Company on each vesting date.

o)             In June 2010, following stockholder approval of the 2010 Non-Employee Directors’ Stock Plan, the Company granted 18,359 shares of its common stock to five of its outside directors that participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date. 2,825 of these shares were forfeited in December 2010 when one of the directors resigned from the Board.

p)             During 2010, the Company received $145,000 in exchange for issuing 49,739 shares of its common stock to employees who participated in its Employee Stock Purchase Plan.

q)             During 2010, the Company issued 250 shares of its common stock to employees under its Employee Recognition Program.

2011 Transactions

r)                During 2011, the holders of options to purchase 53,949 shares of the Company’s common stock exercised their options.  Of these, options to purchase 36,378 were exercised on a cashless basis whereby the holder exchanged 28,312 shares they were entitled to purchase pursuant to the options to cover the exercise price.  The total shares issued as a result of the exercise of the options exercised on a cash and cashless basis were 25,736 shares.

s)              During 2011, the Company granted 46,453 shares of its common stock to seven of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board and various Board committees.  These shares vest 50% upon grant and 50% on the first

Lime Energy Co.

Notes to Consolidated Financial Statements

anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

t)                During the first quarter of 2011, the Company issued 108,025 shares of restricted stock to eight senior employees.  These shares vest equally on December 31, 2011, 2012 and 2013 if the holder is still employed by the Company on the vesting date.

u)             During the first nine months of 2011, the Company issued 230 shares of its common stock to ten employees as part of its Employee Recognition Program.

v)             The Company had outstanding warrants to purchase 135,853 and 801,116 shares of its common stock as of December 31, 2011 and 2010, respectively, at an exercise price of between $3.20 per share and $121.80 per share.  These warrants can be exercised at any time prior to their expiration dates which range between August 2012 and December 2015.  The following table summarizes information about warrants outstanding as of December 31, 2011:

	Warrants Outstanding
Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.20 - $4.00	5,000	4.0 years	$3.20
$4.01 - $5.00	15,000	2.0 years	4.67
$5.01 - $7.00	75,000	1.6 years	6.40
$7.01 — $15.00	21,429	0.6 years	13.23
$15.01 - $121.80	19,524	1.0 years	121.39

	135,953	1.5 years	$23.68

Lime Energy Co.

Notes to Consolidated Financial Statements

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

As of December 31, 2011, there were approximately 274 employees of the Company eligible to participate in the 2008 Plan, and 2,643,566 shares of common stock reserved under the 2008 Plan.

Lime Energy Co.

Notes to Consolidated Financial Statements

Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above.  The Directors’ Plan was replaced during 2010 by the 2010 Non-Employee Directors’ Stock Plan, which is described in Note 24.

During 2009, certain directors, officers and key employees of the Company were granted options to acquire 105,001 shares of common stock at exercise prices ranging from $3.70 to $8.30 per share.  These options vest through December 2012.

During 2010, certain directors, officers and key employees of the Company were granted options to acquire 1,041,638 shares of common stock at exercise prices ranging from $3.04 to $4.96 per share.  These options vest over periods through December 2013.  During the second quarter of 2010 the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.

During 2011, certain officers and key employees of the Company were granted options to acquire 915,536 shares of common stock at exercise prices ranging from $4.04 to $4.74 per shares.  These options vest over periods through June 2014.

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

As part of the acquisition of Advanced Biotherapy, Inc. (“ADVB”) the Company agreed to exchange existing ADVB options for options to purchase the number of shares of its stock each holder would have received had he or she exercised the option in full prior to the acquisition, with the same aggregate price and expiration date.  ADVB option holders had until May 5, 2009 to accept the Company’s exchange offer.  The Company issued options to acquire 213,451 shares of its stock to former holders of ADVB options with an average exercise price of $4.86 per share and average term of 5.4 years.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table summarizes the options granted, exercised, forfeited and outstanding through December 31, 2011:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2008	2,488,657	$3.50 - $1,363.95	$18.61

Granted	105,001	$3.70 - $8.30	$4.82
Exercised	(30,487)	$3.66 - $7.00	$4.03
Forfeited	(205,654)	$3.50 - $813.75	$97.56
ADVB tender offer	213,451	$3.29 - $196.88	$4.86
Tendered for exchange	(238,697)	$8.26 - $215.25	$18.76
Replacements issued for tendered	109,073	$3.66	$3.66

Outstanding at December 31, 2009	2,441,344	$3.29 - $1,363.95	$9.66

Granted	1,041,638	$3.04 - $4.96	$4.46
Exercised	(15,061)	$3.29 - $3.30	$3.30
Forfeited	(93,876)	$3.50 - $945.00	$45.93

Outstanding at December 31, 2010	3,374,045	$3.04 - $1,363.95	$7.07

Granted	915,536	$4.04 - $4.74	$4.17
Exercised	(53,949)	$3.30 - $4.65	$3.77
Forfeited	(95,548)	$3.50 - $1,363.95	$38.16

Outstanding at December 31, 2011	4,140,084	$3.04 - $263.55	$5.83

Options exercisable at December 31, 2011	2,548,936	$3.04 – $263.55	$6.76
Options exercisable at December 31, 2010	2,303,152	$3.30 – $1,363.95	$8.32
Options exercisable at December 31, 2009	1,938,527	$3.29 – $1,363.95	$10.61

The intrinsic value of options exercised was $67,000, $28,000 and $96,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$3.04 - $4.00	578,291	5.6 years	$3.47	568,292	$3.47
$4.01 - $5.00	2,151,603	8.3 years	4.37	570,454	4.42
$5.01 - $6.00	14,286	7.5 years	5.32	14,286	5.32
$6.01 - $7.00	121,428	4.7 years	6.81	121,428	6.81
$7.01 - $8.00	719,482	4.8 years	7.28	719,482	7.28
$8.01-$12.00	550,846	5.3 years	10.78	550,846	10.78
$12.01-$263.55	4,148	1.6 years	159.79	4,148	159.79

	4,140,084	6.8 years	$5.83	2,548,936	$6.76

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2011 of $3.18 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 was $1,000. The aggregate intrinsic value of the exercisable options as of December 31, 2011 was $0. These amounts will change based on changes in the fair market value of the Company’s common stock.

The Company uses an Enhanced Hull-White Trinomial model to value its employee options. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Year ended December 31,	2011	2010	2009

Weighted average fair value per options granted	$2.24	$2.01	$2.33

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.09%	0.07%	0.12%
Expected stock price volatility	82%	83%	83%
Expected dividend payout	—	—	—
Expected option life (years) (1)	6.0	5.9	5.6
Expected turn-over rate	5.90%	9.84%	8.46%
Expected exercise multiple	2.2	2.2	2.2

(1)       The Company continues to use the simplified method to estimate expected term due to the historical structural changes to its business such that historical exercise data may no longer provide a reasonable basis on which to estimate expected term.

Lime Energy Co.

Notes to Consolidated Financial Statements

The risk-free interest rate is based on the U.S. Treasury Bill rates at the time of grant. The dividend reflects the fact that the Company has never paid a dividend on its common stock and does not expect to in the foreseeable future. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of its stock. The expected term of the options is based on the simplified method as described in a Staff Accounting Bulletin.  The expected turn-over rate represents the expected forfeitures due to employee turnover and is based on historical rates experienced by the Company.  The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on an empirical study completed by S. Huddart and M. Lang (1996).

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant.  The Company recognized stock compensation expense for stock options of $1,501,000, $1,018,000 and $1,719,000, during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, $1,050,000 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized as follows:

Year ending December 31,
2012	$715,000
2013	282,000
2014	53,000

Total	$1,050,000

In addition, there was approximately $1.1 million of unrecognized expense related to the Cliff Options that vest based on the occurrence of certain events which may be recognized over the next 3.3 years if the requirements for vesting are met.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 24 —Restricted Stock

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

Following approval of the 2010 Directors’ Plan in June 2010, directors that serve on committees of the Board of Directors received 18,359 shares of restricted stock, half of which vested immediately and half of which vested in June 2011.

In January 2011, 29,700 shares of restricted stock were granted to directors for their board service, and in June 2011, 14,769 shares of restricted stock were granted to directors serving on Board committees.  Half of each of these grants vested immediately and half will vest on the one year anniversary of the grant if the director is still serving on the Board or committee on the vesting date.  The Company also granted 1,984 shares of restricted stock to a new director that that joined the Board in August.  Half of these share vested immediately and the remaining half vested on December 31, 2011.

During 2010, the Company granted 80,552 shares of restricted stock to executive officers under the 2008 Stock Incentive Plan.  These shares will vest one third on each of December 31, 2010, 2011 and

Lime Energy Co.

Notes to Consolidated Financial Statements

2012, if the officer has not voluntarily resigned from the Company or been terminated for cause prior to the vesting date.

During 2011, the Company granted 108,025 shares of restricted stock to eight senior employees, including it executive officers under the 2008 Stock Incentive Plan.  These shares will vest one third on each of December 31, 2011, 2012 and 2013, if the holder has not voluntarily resigned from the Company or been terminated for cause prior to the vesting date.

The following table summarizes the shares of restricted stock granted, vested, forfeited and outstanding as of December 31, 2011:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested Shares at December 31, 2009	—	—

Granted	99,853	$4.26
Vested	(36,346)	$4.20
Forfeited	(3,767)	$3.76

Unvested Shares at December 31, 2010	59,740	$4.33

Granted	154,478	$4.08
Vested	(108,597)	$4.14
Forfeited	—	—

Unvested Shares at December 31, 2011	105,621	$4.16

The Company accounts for grants of restricted stock in accordance with ASC 718. This pronouncement requires companies to measure the cost of the service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.  As of December 31, 2011, there was approximately $169,000 of unrecognized expense related to these restricted stock issuances which will be recognized over a weighted-average period of 8.8 months.

Note 25 - Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan during the first quarter of 2009, with the first offering period commencing on March 1, 2009 and ending on May 31, 2009.  Subsequent offering periods had terms of six months and the Plan terminated according to its terms on November 30, 2010.  The Company’s stockholders authorized the 2011 Employee Stock Purchase Plan at the 2011 annual stockholders meeting.  The 2011 Plan has six-month offering periods during which employees set aside after-tax contributions from their paychecks to purchase shares of the Company’s common stock at a 15% discount to the closing market price on the first day of the offering period or the last day of the offering period, whichever is lower.  The Plan will continue until June 30, 2013, or until the 300,000 shares allocated to the plan are exhausted, if earlier. The first offering period under the 2011 Plan commenced on July 1, 2011 and ended on December 31, 2011.  Employee contributions to the plan were

Lime Energy Co.

Notes to Consolidated Financial Statements

used to purchase 25,905 shares of the Company’s common stock, for which the Company recorded $80,000 of expense during 2011.  The shares associated with this offering were issued in January 2012.

A total of 49,739 and 27,090 shares of the Company’s common stock were purchased under the 2009 Employee Stock Purchase Plan during 2010 and 2009, respectively, and the Company recorded compensation expense related to the Plan of $41,000 and $84,000 during these periods.

Note 26 — Related Parties

On August 10, 2009, the Company and Mr. Kiphart entered into a $2 million revolving bridge line to meet any potential liquidity needs the Company might have prior to the completion of its follow-on public offering of common stock.  The Company issued Mr. Kiphart two warrants in connection with the issuance of the revolving bridge line of credit.  The first warrant gives Mr. Kiphart the right to purchase 75,000 shares of the Company’s common stock at $6.40 per share any time prior to August 10, 2013.  The second warrant gave Mr. Kiphart the right to purchase 62,500 shares of the Company’s common stock at $6.40 per share any time prior to February 20, 2014, but this right only vested if the Company failed to repay any outstanding balance on the bridge line at maturity.  The Company completed its follow-on offering of common stock in September 2009 and terminated the bridge line on October 2, 2009.  The line was never utilized.  Upon termination, the Company paid Mr. Kiphart a $70,000 termination fee and terminated the warrant to purchase 62,500 shares of its common stock.  Refer to Note 12 for additional information regarding this transaction.

As is more fully described in Note 4, in March 2009 the Company acquired all of the outstanding shares of Advanced Biotherapy, Inc., a company in which Mr. Kiphart, the Company’s Chairman and largest individual stockholder, owned approximately 80% of the common stock and served as the chairman of its board of directors.  Mr. David Valentine, one of the Company’s directors at the time, was also a director and stockholder of Advanced Biotherapy.

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

As is more fully described in Note 16, in March 2008, the Company entered into a revolving credit note with Advanced Biotherapy, Inc. and Richard Kiphart.  This note was subsequently amended on June 10, 2008, August 14, 2008 and October 31, 2008 to increase the size of the note to $19 million.  On November 14, 2008, Mr. Kiphart converted his $14.5 million note and accrued interest into 358,710 shares of Series A-1 preferred stock.  On August 10, 2009, Mr. Kiphart converted all of his shares of Series A-1 Convertible Preferred Stock into 3,777,705 shares of common stock.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

As part of the acquisition of Parke P.A.N.D.A. Corporation in June 2006, the Company assumed Parke P.A.N.D.A.’s existing office lease for space in a building in Glendora California owned by a company controlled by Daniel Parke who was one of the Company’s directors at the time of the acquisition.  Mr. Parke remained a director following the acquisition and also assumed the position of the Company’s President.  In May 2011, Mr. Parke resigned from the Company, but remained on the Board of Directors until January 2012.  The Company believes that the terms of the lease are fair as they are comparable to the terms of leases with other third party tenants located in the building.  See Note 18 for additional information regarding this lease.

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

Note 27 — Business Segment Information

The Company operates in two business segments: the Energy Efficiency Services segment and the Asset Development segment.  Prior to 2011, activities of the Asset Development segment were considered to be insignificant, thus all of the Company’s operations were reported as being part the Energy Efficiency Services segment.  In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.

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

•                  Utility Program Management:  Services include program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures for small business customers of utilities or public utility commissions.

Lime Energy Co.

Notes to Consolidated Financial Statements

•                  Asset Development, Operating and Management.  The services of this segment include sourcing, qualifying and structuring investment opportunities in renewable and alternative energy projects, project feasibility and technology assessment, project financing, design and construction process management, and asset operation and management.

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

Year ended December 31,	2011	2010	2009

Revenues:
Energy Efficiency Services (1)	$119,813	$95,718	$70,802
Asset Development	270	—	—

Total	$120,083	$95,718	$70,802

Operating Income (Loss):
Energy Efficiency Services (1)(2)	$(3,290)	$(5,411)	$(14,203)
Asset Development	(792)	—	—
Corporate (3)	(7,509)	—	—

Total	$(11,591)	$(5,411)	$(14,203)

Interest Expense, net	12	172	(3,073)

Loss from continuing operations	$(11,579)	$(5,239)	$(17,276)

Depreciation and Amortization:
Energy Efficiency Services (1)	$1,155	$1,095	$1,906
Asset Development	58	—	—
Corporate	112	—	—

Total	$1,325	$1,095	$1,906

Capital Additions:
Energy Efficiency Services (1)	$1,576	$1,557	$378
Asset Development	3,753	—	—
Corporate	28	—	—

Total	$5,357	$1,557	$378

Total Assets:
Energy Efficiency Services (1)	$89,946	$86,276	$73,685
Asset Development	8,196	—	—
Corporate	1,412	—	—

Total	$99,554	$86,276	$73,685

(1) The Company operated in one segment prior to 2011

(2) Includes impairment loss $5.8 million

(3) Includes restructuring charge $1.3 million

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 28 — Selected Quarterly Financial Data (unaudited)

The following presents the Company’s unaudited quarterly results for fiscal 2011 and fiscal 2010. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data are presented in thousands.

	Fiscal 2011 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$18,980	$24,260	$32,191	$44,652	$120,083
Gross profit	3,614	4,493	7,052	9,267	24,426
Income (loss) from operations	(3,712)	(3,563)	344	(4,648)	(11,579)
Net income (loss)	(3,682)	(3,548)	359	(4,708)	(11,579)
Basic Income (Loss) Per Common Share	$(0.15)	$(0.15)	$0.02	$(0.20)	$(0.49)
Diluted Income (Loss) Per Common Share	$(0.15)	$(0.15)	$0.02	$(0.20)	$(0.49)
Weighted averages shares - Basic	23,799	23,812	23,841	23,843	23,824
Weighted averages shares - Diluted	23,799	23,812	23,863	23,843	23,824

	Fiscal 2010 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$11,813	$17,508	$28,077	$38,320	$95,718
Gross profit	1,860	4,189	5,977	9,035	21,061
Income (loss) from operations	(4,696)	(2,028)	(382)	1,867	(5,239)
Net income (loss)	(4,696)	(2,028)	(382)	1,867	(5,239)
Basic Income (Loss) Per Common Share	$(0.20)	$(0.09)	$(0.02)	$0.08	$(0.22)
Diluted Income (Loss) Per Common Share	$(0.20)	$(0.09)	$(0.02)	$0.08	$(0.22)
Weighted averages shares - Basic	23,592	23,609	23,640	23,645	23,622
Weighted averages shares - Diluted	23,592	23,609	23,640	23,693	23,622

LIME ENERGY CO.

Schedule II — Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at	charged to	Deductions
	beginning of	costs and	Amounts	Balance at end
	period	expenses	written-off	of period

Allowance for doubtful accounts:

Year ended December 31, 2009	$163	$304	$(145)	$322

Year ended December 31, 2010	$322	$33	$(296)	$59

Year ended December 31, 2011	$59	$361	$(87)	$333