Form 10-Q
period 2012-03-31
LIME ENERGY CO.
filed 2012-05-10
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

23,968,531 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 7, 2012.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2012	December 31,
	(unaudited)	2011 (1)

Assets

Current Assets
Cash and cash equivalents	$3,678	$8,290
Restricted cash	725	725
Accounts receivable, net	24,584	31,201
Inventories	590	630
Costs and estimated earnings in excess of billings on uncompleted contracts	28,093	32,787
Prepaid expenses and other	1,154	1,214

Total Current Assets	58,824	74,847

Net Property and Equipment	6,689	6,736
Long-Term Receivables	96	154
Deferred Financing Costs, Net	211	228
Intangibles, Net	4,623	4,808
Goodwill	12,781	12,781

	$83,224	$99,554

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2012	December 31,
	(unaudited)	2011 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$219	$234
Accounts payable	14,546	21,796
Accrued expenses	22,093	27,128
Billings in excess of costs and estimated earnings on uncompleted contracts	1,720	1,623
Customer deposits	76	231
Total Current Liabilities	38,654	51,012

Long-Term Debt, less current maturities	3,370	3,418

Total Liabilities	42,024	54,430

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 23,975,651 and 23,842,616 issued and ouitstanding as of March 31, 2012 and December 31, 2011, respectively	2	2
Additional paid-in capital	186,055	185,402
Accumulated deficit	(144,857)	(140,280)

Total Stockholders’ Equity	41,200	45,124

	$83,224	$99,554

See accompanying notes to condensed consolidated financial statements

(1)                                 Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

Three Months Ended March 31,	2012	2011

Revenue	$18,321	$18,980

Cost of sales	14,998	15,366

Gross Profit	3,323	3,614

Selling, general and administrative	7,662	7,173
Amortization of intangibles	186	153

Operating loss	(4,525)	(3,712)

Other Income (Expense)
Interest income	25	40
Interest expense	(77)	(10)

Total other (expense) income	(52)	30

Net loss	(4,577)	(3,682)

Basic and Diluted Loss Per Common Share	$(0.19)	$(0.15)

Weighted Average Common Shares Outstanding	23,971	23,799

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2011	23,843	$2	$185,402	$(140,280)	$45,124

Share based compensation	—	—	553	—	553
Shares issued for services received	6	—	20	—	20
Shares issued for benefit plans and option exercises	127	—	80	—	80
Net loss	—	—	—	(4,577)	(4,577)
Balance, March 31, 2012	23,976	$2	$186,055	$(144,857)	$41,200

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Three Months Ended March 31,	2012	2011

Cash Flows From Operating Activities
Net Loss	$(4,577)	$(3,682)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	40	76
Share-based compensation	553	348
Depreciation and amortization	466	288
Amortization of deferred financing costs	17	3
Issuance of stock in exchange for services received	20	—
Gain on disposition of property and equipment	—	(2)
Changes in assets and liabilities:
Accounts receivable	6,635	(2,240)
Inventories	40	121
Costs and estimated earnings in excess of billings on uncompleted contracts	4,694	5,610
Prepaid expenses and other	60	(231)
Accounts payable	(7,250)	(1,341)
Accrued expenses	(5,035)	(2,570)
Billings in excess of costs and estimated earnings on uncompleted contracts	97	(229)
Customer deposits	(155)	(113)

Net cash used in operating activities	(4,395)	(3,962)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	2
Purchases of property and equipment	(234)	(1,109)
Increase in restricted cash	—	(1)

Net cash used in investing activities	(234)	(1,108)

Cash Flows From Financing Activities
Payments of long-term debt	(63)	(38)
Proceeds from issuance of shares for benefit plans	80	—
Cash paid for deferred financing costs	—	(31)

Net cash provided by (used) in financing activities	17	(69)

Net Decrease in Cash and Cash Equivalents	(4,612)	(5,139)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$3,678	$7,877

As of March 31,	2012	2011

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$55	$7

See accompanying notes to condensed consolidated financial statements            .

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

The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on November 30, 2010, however the Company’s stockholders approved a new employee stock purchase plan which became effective July 1, 2011, and will continue for three years or until the 300,000 shares allocated to the plan have been exhausted.  During the second quarter of 2010, the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.

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

The following table summarizes the Company’s total share-based compensation expense for the three-month periods ended March 31, 2012 and 2011:

Three months ended March 31,	2012	2011

Stock options	$388	$176

Restricted stock	135	172

Employee Stock Purchase Plan	30	—

	$553	$348

The Company uses an enhanced Hull-White trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an enhanced Hull-White trinomial model for stock options under ASC 718, are as follows:

Three months ended March 31,	2012	2011

Weighted average fair-value per option granted	$1.68	$1.88

Significant assumptions (weighted average):
Risk-free rate	0.01%	0.13%
Dividend yield	0.00%	0.00%
Expected volatility	71.7%	82.3%
Expected life (years)	6.0	6.0
Expected turn-over rate	5.00%	11.90%
Expected exercise multiple	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of March 31, 2012 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2011	4,140,084	$3.04 - $263.55	$5.83

Granted	426,249	$3.26 - $3.54	$3.27
Exercised	—		—
Forfeited	(12,740)	$3.50 - $11.20	$5.56

Outstanding at March 31, 2012	4,553,593	$3.04 - $263.55	$5.59

Options exercisable at March 31, 2012	2,542,863	$3.04 - $263.55	$6.76

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price

$3.04 - $4.00	995,793	7.2 years	$3.39	559,545	$3.47
$4.01 - $5.00	2,151,603	8.0 years	$4.37	577,121	$4.43
$5.01 - $6.00	14,286	7.3 years	$5.32	14,286	$5.32
$6.01 - $7.00	121,428	4.5 years	$6.81	121,428	$6.81
$7.01 - $8.00	718,347	4.6 years	$7.28	718,347	$7.28
$8.01 - $12.00	547,988	5.1 years	$10.78	547,988	$10.78
$12.01 - $263.55	4,148	1.3 years	$159.79	4,148	$159.79

$3.04 - $263.55	4,553,593	6.9 years	$5.59	2,542,863	$6.76

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2012 of $2.89 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012 was $0. The aggregate intrinsic value of exercisable options as of March 31, 2012 was $0.  These amounts will change based on changes in the fair market value of the Company’s common stock.

The compensation expense to be recognized in future periods related to the Company’s employee options, restricted stock and Employee Stock Purchase Plan is as follows:

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of March 31, 2012	(in 000’)	(in Months)

Stock options	$1,412	19.7

Restricted stock	359	9.4

Employee Stock Purchse Plan	$116	9.2

In addition, there was approximately $1.5 million of unrecognized expense related to the Cliff Options which may be recognized over the next 37 months if vesting requirements are met.

Note 3 — Recent Accounting Pronouncements

None

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2012 and 2011, because the effect would be anti-dilutive.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of March 31, 2012:

Three months ended March 31,	2012	2011

Weighted average shares issuable upon exercise of outstanding options	4,545,788	3,772,420

Weighted average shares issuable upon exercise of outstanding warrants	135,953	795,005

Total	4,681,741	4,567,425

Note 5 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and the line has an unused fee of 0.30% per annum and the line is scheduled to expire in March 2013.  The line contains covenants that require the Company to maintain a minimum current ratio of 1.55 or greater and a maximum tangible leverage ratio of 1.30. The Company was not in compliance with these covenants at the end of the quarter, but the Bank waived the violations.  The Company has not borrowed under the line since it was established.

Note 6 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), a wholly-owned subsidiary of Lime Energy Asset Development (“LEAD”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC is now owned by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement matures on, and all outstanding balances are due and payable on, October 31, 2016.  The Loan Agreement requires the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow is defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service is defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).  The loan carries an interest rate equal to 30-day LIBOR plus 500 basis points.  As of March 31, 2012 the 30-day LIBOR rate was 0.24%.

Borrowings pursuant to the Loan Agreement are secured by all of the assets of GES and guaranteed by LEAD and Lime Energy Co..

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

GES entered into an interest rate swap effective January 1, 2012, to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap is being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The Company determined that as of December 31, 2011, the fair market value of the interest rate swap was $43,350. As of March 31, 2012, the value of the interest rate swap was $43,385.  The liability associated with this decline in the fair value has been included in accrued expense.

The Company incurred $229,589 in expenses related to securing the RBC Term Loan.  These costs have been capitalized and are being amortized over the 5-year term of the loan.

Note 7 — Business Segment Information

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

Three months ended March 31,	2012	2011

Revenues:
Energy Efficiency Services	$18,066	$18,980
Asset Development	255	—

Total	$18,321	$18,980

Operating Income (Loss):
Energy Efficiency Services	$(3,382)	$(1,944)
Asset Development	(237)	(197)
Corporate	(906)	(1,571)

Total	$(4,525)	$(3,712)

Interest (Expense) Income, net	(52)	30

Loss from Continuing Operations	$(4,577)	$(3,682)

Total Assets:
Energy Efficiency Services	$74,474	$88,403
Asset Development	8,134	4,392
Corporate	616	6,759

Total	$83,224	$99,554

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 — Other Equity Issuances

(a)         In January 2012, the Company received $79,749 in exchange for issuing 29,537 shares of its common stock to employees who participated in its Employee Stock Purchase Plan.

(b)         During the first quarter of 2012, the Company granted 30,675 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board and 808 shares of restricted stock to a director for his service on a Board committee.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

(c)          During the first quarter of 2012, the Company issued 66,966 shares of restricted stock to six senior employees.  These shares vest equally on December 31, 2012, 2013 and 2014 if the holder is still employed by the Company on the vesting date.

(d)         In January 2012, the Company issued 6,135 shares of its common stock to a consultant as compensation for services.

(e)          During the first three months of 2012, the Company issued 50 shares of its common stock to an employee as part of its Employee Recognition Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2012 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We are a leader in planning and delivering clean energy solutions that assist our clients in the achievement of their energy efficiency and renewable energy goals.  We operate in three specific markets: the utility market, the public sector and institutional market and the commercial and industrial market.  Our clients include utilities, energy service companies (“ESCOs”), government entities, educational institutions, commercial and industrial businesses, and property owners and managers.  We focus on deploying solutions to improve building energy efficiency, reduce energy-related expenditures and the impact of energy use on the environment, thereby helping our clients save money, improve their facilities and meet their energy efficiency goals and mandates.  Our solutions include energy efficient lighting upgrades, energy efficient mechanical and electrical retrofit and upgrade services, water conservation, building weatherization, on-site generation and renewable energy project development and implementation.  We provide energy solutions across a range of facilities, from high-rise office buildings, distribution facilities, manufacturing plants, retail sites, multi-tenant residential buildings, mixed use complexes, hospitals, colleges & universities, large government sites to small, single tenant facilities.

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

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and products that we purchase and resell to our clients.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a couple days to a year or more to complete, with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public sector and institutional markets.  We utilize the percentage-of-completion method for revenue recognition. The vast majority of our revenue is earned in the United States and is somewhat seasonal, with 60% to 75% typically earned in the second half of the year.

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

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.), and identifiable intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.), with the balance recorded as goodwill.  We amortize the value of certain intangible assets over their estimated useful lives as a non-cash expense.

Other Income (Expense)

Other income consists of interest earned on our investments, net of interest expense. Interest expense represents the interest costs and fees associated with the term loan used to fund a portion of the cost of the Zemel Road landfill-gas to electricity generating facility in Florida and our line of credit, including amortization of deferred financing costs, and various vehicle loans. Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.

Three months Ended March 31, 2012 Compared to Three months Ended March 31, 2011

Consolidated Results (in thousands)

	Three Months Ended
	March 31,		Change
	2012	2011	$	%

Revenue	$18,321	$18,980	$(659)	-3.5%
Cost of sales	14,998	15,366	(368)	-2.4%
Gross profit	3,323	3,614	(291)	-8.1%

Selling, general and administrative expenses	7,662	7,173	489	6.8%
Amortization of intangibles	186	153	33	21.6%
Operating loss	(4,525)	(3,712)	(813)	21.9%

Other (expense) income	(52)	30	(82)	-273.3%
Net loss	$(4,577)	$(3,682)	$(895)	24.3%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2012	2011

Revenue	100.0%	100.0%
Cost of sales	81.9%	81.0%
Gross profit	18.1%	19.0%

Selling, general and administrative expenses	41.8%	37.8%
Amortization of intangibles	1.0%	0.8%
Operating loss	-24.7%	-19.6%

Other (expense) income	-0.3%	0.2%
Net loss	-25.0%	-19.4%

Revenue.  Our consolidated revenue declined $659 thousand, or 3.5%, to $18.3 million during the first quarter of 2012, from $19.0 million during the first quarter of 2011.  During the second quarter of 2011, we implemented a restructuring plan to reduce our investment and reliance on the large commercial industrial market (“C&I”), and to instead seek to expand our focus on smaller businesses behind utility programs where we had been experiencing significant growth.  Revenue generated during the first quarter from large C&I clients declined approximately $3.1 million from the year earlier period as we moved to de-emphasized this market, while revenue from our public sector and institutional markets was down approximately 6%, due primarily to project timing.  This was largely offset by a 21% increase in revenue from our utility programs, and a $1.2 million increase in revenue generated from the Army Corps. of Engineers FRR contract.  Also contributing to 2012 revenue was $255 thousand realized from the sale of electricity from the Zemel Road generating facility, which began operation in October 2011, as well as a small increase in revenue from engineering services.  We expect our consolidated revenue will increase sequentially in each of the next three quarters, peaking in the fourth quarter, and that our full year revenue will exceed the levels earned in 2011.

Gross Profit.  Our gross profit for the first quarter of 2012 was $3.3 million, a $300 thousand or 8.1% decline from the $3.6 million in gross profit earned during the first quarter of 2011.  Our gross profit margin for the first quarter of 2012 was 18.1%, compared to 19.0% for the year-earlier period.  The decline in our gross profit was the result lower revenue and lower margins earned on sales to large C&I clients and a unfavorable shift in the mix of our business in our public sector and institutional market.  This was partially offset by increased revenue and margins from our utility market and increased revenue under the FRR contract.  We expect our gross margins will improve throughout the year with expected increases in revenue and an improving mix of business.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $489 thousand or 6.8%, to $7.7 million during the first quarter of 2012, when compared to the $7.2 million of expense for the first quarter of 2011.  All of this increase was related to the continued growth of our utility business, and to a less extent, our continued investment in our asset development business.  These increases were partially offset by lower SG&A expense associated with all our other markets and corporate overhead.  We expect our SG&A will increase moderately in each of the next three quarters and to end the year approximately 10% higher than the 2011 expense level, with all of the increase related to the growth of our utility program management and asset development businesses.  Our SG&A expense as a percentage of revenue increased from 37.8% during the first quarter of 2011 to 41.8% of revenue during the first quarter of 2012, however, we expect revenue to grow at a faster rate than SG&A expense in future quarters, which will lead to a reduction in this ratio.

Amortization of Intangibles.  Amortization expense increased $33 thousand to $186 thousand in the first quarter of 2012 when compared to $153 thousand for the first quarter of 2011.  All of this increase was associated with amortization of the Zemel Road gas rights, which we started amortizing in November 2011.  Our scheduled amortization expense for the remaining quarters of 2012 is $186 thousand, $173 thousand and $148 thousand.

Other Income.  Other income declined from $30 thousand of income during the first quarter of 2011 to interest expense of $52 thousand during the first quarter of 2012.  Interest expense was $77 thousand for the first quarter of 2012, compared to $10 thousand for the year earlier period.  The components of interest expense for the three-month periods ended March 31, 2012 and 2011 are as follows (in thousands):

Three months ended March 31,	2012	2011

Line of credit	$5	$1

Term note	54	—

Mortgage	—	5

Other	1	1

Total contractural interest	60	7

Amortiztion of deferred issuance costs	17	3

Decrease in value of interest rate swap	—	—

Total interest expense	$77	$10

Total contractual interest and fees increased $53 thousand, to $60 thousand, during the first quarter of 2011 from $7 thousand during the first quarter of 2011.  This increase was the result of borrowings under the term loan which we entered into in November 2011 to finance a portion of the construction of the Zemel Road generating facility, and the unused line fee on our line of credit, which we put in place in March 2011.  Amortization of deferred financing fees increased $14 thousand, to $17 thousand during the first quarter of 2012, from $3 thousand during the same period in 2011.  This additional amortization expense was associated with the costs of securing the Zemel Road term loan, which are being amortized over the 5-year term of the loan.

Interest income decreased $15 thousand to $25 thousand during the first quarter of 2012, from $40 thousand during the first quarter of 2011.  This decline was the result of lower average invested cash balances and lower average balance on long-term receivables held by Lime Finance.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $4.4 million (including restricted cash of $725 thousand), compared to $9.0 million on December 31, 2011 (including restricted cash of $725 thousand). Our debt obligations as of March 31, 2012 consisted of a term loan for $3.5 million used to fund a portion of the Zemel Road generating facility, and various vehicle loans totaling $49 thousand.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

Three months Ended March 31, 2012 Compared to Three months Ended March 31, 2011

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended March 31,	2012	2011

Net cash used in operating activities	$(4,395)	$(3,962)
Net cash used in investing activities	(234)	(1,108)
Net cash provided by (used in) financing activities	17	(69)

Net Decrease in Cash and Cash Equivalents	$(4,612)	$(5,139)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$3,678	$7,877

Net unrestricted cash decreased $4.6 million during the three-month period ended March 31, 2012 as compared to decreasing $5.1 million during the same period in 2011.

Operating Activities

Operating activities consumed cash of $4.4 million during the three-month period ended March 31, 2012 as compared to consuming cash of $4.0 million during the same period of 2011.

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

Three Months Ended March 31,	2012	2011

Net Loss	$(4,577)	$(3,682)

Provision for bad debt	40	76
Share-based compensation	553	348
Depreciation and amortization	466	288
Amortization of deferred financing costs	17	3
Issuance of stock in exchange for services received	20	—
Gain on disposition of property and equipment	—	(2)

Cash consumed by operating activities before changes in assets and liabilities	$(3,481)	$(2,969)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$6,635	$(2,240)
Inventories	40	121
Costs and estimated earnings in excess of billings on uncompleted contacts	4,694	5,610
Prepaid and other	60	(231)
Accounts payable	(7,250)	(1,341)
Accrued expenses	(5,035)	(2,570)
Billings in excess of costs and estimated earnings on uncompleted contracts	97	(229)
Customer deposits	(155)	(113)

Cash consumed from changes in assets and liabilities	$(914)	$(993)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended March 31,	2012	2011

Cash consumed by operating activities before changes in assets and liabilities	$(3,481)	$(2,969)

Cash consumed from changes in assets and liabilities	(914)	(993)

Net cash used in operating activities	$(4,395)	$(3,962)

The cash consumed by operating activities before changes in assets and liabilities increased $512 thousand, to $3.5 million, during the first quarter of 2012 as compared to consuming $3.0 million during the first quarter of 2011.  The increase in the cash consumed by operating activities before changes in assets and liabilities was the result of the decline in cash earnings (excluding depreciation, amortization and share-based compensation) due to lower revenue, lower gross margins and higher SG&A expense as a percentage of revenue.  We believe that the cash consumed by operating activities before changes in assets and liabilities will decline during the second quarter and that we will begin to generate cash during the second half of the year as our revenue and profitability improve throughout the year, and that the cash generated during the second half of the year should exceed the cash consumed during the first half of the year.

Changes in assets and liabilities consumed cash of approximately $0.9 million during the first quarter of 2012, compared to consuming $1.0 million during the first quarter of 2011.  This improvement was primarily the result of an improvement in our receivables collections.  We expect that the quarterly cash consumed by changes in assets and liabilities will increase from first quarter levels as business activity increases during the remainder of 2012.

Investing Activities

We used $234 thousand of cash for investing activities during the first quarter of 2012, compared to using $1.1 million during the first quarter of 2011.  All of the use of cash during the first quarter of 2012 was for capital expenditures, with the bulk of the expenditures related to the development of a new customer relationship management system, a human resources intranet and computers and furniture for new employees associated with new utility program startups.  During the first quarter 2011, we invested $1.1 million in property and equipment, including approximately $800 thousand used to fund the construction of the Zemel Road landfill-gas generating facility.  The balance of the 2011 capital expenditures were for office equipment upgrades and software purchased to support our engineering and utility activities.

Financing Activities

During the first quarter of 2012 financing activities generated cash of $17 thousand compared to using $69 thousand during the first quarter of 2011.  During the 2011 period we received $80 thousand from the sale of stock to our employees under our employee stock purchase plan.  This was partially offset by scheduled principal payments on our debt of $63 thousand.  During the first quarter of 2011 we used $38 thousand for scheduled principal payments on our outstanding debt and $31 thousand for costs associated with securing our line of credit.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash reserves and availability under our $7 million line of credit.  In addition, on September 1, 2011, we filed a shelf registration on Form S-3 with the SEC for the issuance of up to $50 million in equity securities.  The registration statement was declared effective on October 7, 2011.  This shelf registration gives us the ability to issue shares of our common stock, preferred stock, warrants and/or units that combine common stock or preferred stock with warrants over the next three years.  Proceeds from the sale of these securities may be used for general corporate purposes including, among other things, working capital, financings, possible acquisitions, the repayment of obligations that have matured, and reducing or refinancing indebtedness that may be outstanding at the time of any offering.  This shelf registration provides us with the ability to raise capital in the future when needed or otherwise considered appropriate and provides additional comfort to our surety and lenders helping to ensure continued access to surety bonds and various sources of debt.

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

We have raised a significant amount of capital since our formation through the issuance of shares of our common stock and secured debt, which has allowed us to acquire companies and to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.  While our operations generated positive cash flow during the second halves of 2010 and 2011, and positive GAAP earnings during the fourth quarter of 2010 and third quarter of 2011, we need to continue to focus on moving the Company to the point that it is consistently generating positive earnings and cash flow.  To do this, we believe that we need to continue to increase our revenue while controlling the growth of our SG&A expense and maintaining or improving our gross margins.  We believe the strategies we have implemented over the past two years, which are in part reflected in our new business initiatives and our 2011 restructuring, have positioned us where this objective could start to be realized later this year.

We believe that currently available sources of liquidity will be sufficient to to permit us to continue to operate until we reach the point that we turn cash flow positive on a consistent basis.

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

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under “Part II, Item 1A—Risk Factors” and the following:

•      Our business model has changed in significant ways, several times since our inception in response to a constantly changing and evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties;

•      we have incurred significant operating losses since inception and may not achieve or sustain profitability in the future;

•      the current economic uncertainty and turmoil in the equity and credit markets could adversely impact our clients, diminish the demand for our services and products, and harm our operations and financial performance;

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

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.         Controls and Procedures

Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2012, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

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

101         The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and three-month month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the three-month ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: May 10, 2012	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: May 10, 2012	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)