Form 10-Q
period 2012-09-30
LIME ENERGY CO.
filed 2013-07-31
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

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

25,152,693 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of July 26, 2013.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended September 30, 2012

INDEX

		Page
		Number

Part I	Financial Information

ITEM 1.	Financial Statements:

	Explanatory Note	2

	Condensed Consolidated Balance Sheets March 31, 2012 (restated and unaudited), June 30, 2012 (unaudited), September 30, 2012 (unaudited) and December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Operations Three Months Ended March 31, 2012 (restated) and 2011(restated)	6

	Unaudited Condensed Consolidated Statements of Operations Three Months and Six Months Ended June 30, 2012 and 2011 (restated)	7

	Unaudited Condensed Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2012 and 2011 (restated)	8

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity Three Months Ended March 31, 2012 (restated), Six Months Ended June 30, 2012 and Nine Months Ended September 30, 2012	9

	Unaudited Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2012 (restated) and 2011 (restated), Six Months Ended June 30, 2012 and 2011 (restated) and Nine Months Ended September 30, 2012 and 2011 (restated)	10

	Notes to Unaudited Condensed Consolidated Financial Statements	12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	68

ITEM 4.	Controls and Procedures	68

Part II.	Other Information

ITEM 1.	Legal Proceedings	71

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

ITEM 6.	Exhibits	72

	Signatures	73

i

EXPLANATORY NOTE

Lime Energy Co. (the “Company”) previously disclosed by means of Current Reports on Form 8-K filed on July 17, 2012 and December 28, 2012, that its consolidated financial statements for the years ended December 31, 2008, 2009, 2010 and 2011 as well as quarterly financial statement for the three-month period ended March 31, 2012, could no longer be relied on due to errors in recognition of revenue.  Due to the need to restate its results for these periods, the Company did not file its Quarterly Reports for the quarters ended June 30, 2012 and September 30, 2012.  The Company has elected to include in this Quarterly Report on Form 10-Q, the restated, unaudited financial statements for the quarter ended March 31, 2012, including a reconciliation to the previously filed financial statements for the quarter, along with the unaudited financial statements for the three-month and six-month period ended June 30, 2012 and the three-month and nine-month period ended September 30, 2012, and the comparative prior year periods as restated, including a reconciliation to the previously filed financial statements.

Details on the restatement and its impact on the Company’s controls and procedures are included in Part I, Item 1 Financial Statements, under Note 2 — Restatement of Condensed Consolidated Financial Statements and Part I Item 4 Controls and Procedures, respectively.

Background of the Restatement

Following a partial internal review of certain accounting records, on Friday, July 13, 2012, Jeffrey Mistarz, the Company’s Chief Financial concluded that that there was preliminary evidence suggesting that there had been misreporting of revenue from the Company’s utilities division.  At the request of Mr. Mistarz and John O’Rourke, the Company’s Chief Executive Officer, the Company’s regular outside corporate counsel immediately began a preliminary investigation of the facts and circumstances related to the misreporting of revenue.

On Saturday, July 14, 2012, the directors of the Company were informed of the reasons for the internal investigation.  A meeting of the Audit Committee was held on Sunday, July 15, 2012.  At that meeting, the Audit Committee determined that the Company’s consolidated financial statements on Form 10-K for the periods ended December 31, 2010 and December 31, 2011 and quarterly report on Form 10-Q for the period ended March 31, 2012  could no longer be relied upon.

On July 22, 2012, the Audit Committee met and established a subcommittee to conduct an independent investigation of the misreporting of revenue.  The subcommittee retained its own independent counsel and forensic accountants.

As part of the independent investigation, limited reviews were made of selected projects from the Company’s divisions other than the utilities division.  That review led to the discovery of misreporting of revenues from the public sector division, and the Company discovered evidence suggesting that there had been misreporting of revenues in the years ended December 31, 2008 and 2009.  On December 21, 2012, the Audit Committee determined that the Company’s financial statements for those years could no longer be relied on.

The independent investigation determined that the utilities and public sector divisions did misreport revenue.  The misreporting of revenue comprised the recognition of approximately $17.4 million of cumulative revenue through the first quarter of 2012 in periods earlier than the period in which such revenue should have been recognized and the recognition of approximately $14.2 million of revenue for which there was no underlying contract or for which the revenue recognized exceeded the amount of the contract.  The increase in the cumulative retained deficit through December 31, 2010 resulting from these overstatements was $2.6 million.  The requirements for recognizing all but $500 thousand of the revenue recognized earlier than appropriate was met as of the end of 2012. As a result of that determination, the Company has restated its financial statements for each of the years 2008 through 2011 and for the first quarter of 2012.  The effects of the restatements of the quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and March 31, 2012 are set forth in this Report and the restatement of the years 2008 through 2011 are set forth in our 10-K for the year ended December 31, 2012 filed with the SEC on July 31, 2013. The Company has not amended and does not intend to amend any of its previously filed quarterly reports for any period prior to December 31, 2011.  In addition, as a result of the independent investigation, the Company has discharged seven employees identified as having been involved in the misreporting of revenue.

The independent investigation also concluded that the Company had deficiencies in its internal control over financial accounting.  Consequently, the Company has revised its previous evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2008, 2009, 2010 and 2011, and as of March 31, June 30 and September 30, 2012, and concluded that its disclosure controls and procedures and internal control over financial reporting were ineffective as of those dates because of material weaknesses in the Company’s internal control over financial reporting.  The Company has instituted a remediation plan for its internal control over financial reporting.  Notwithstanding the control deficiencies identified, the Company has performed additional analyses and other procedures to enable its management to conclude that the Company’s financial statements included in this Form 10-Q fairly present, in all material respects, its financial condition and results of operations for the periods presented.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

			March 31,
	September 30,	June 30,	2012	December 31,
	2012	2012	(Restated)	2011 (1)
	(Unaudited)	(Unaudited)	(Unaudited)	(Restated)

Assets

Current Assets
Cash and cash equivalents	$1,727	$3,620	$3,678	$8,290
Restricted cash	500	500	724	725
Accounts receivable, net	18,662	23,882	24,584	31,201
Inventories	572	590	590	630
Costs and estimated earnings in excess of billings on uncompleted contracts	5,291	3,660	5,092	7,471
Prepaid expenses and other	1,310	1,231	1,154	1,235
Total Current Assets	28,062	33,483	35,822	49,552

Net Property and Equipment	6,681	6,921	6,705	6,736
Long-Term Receivables	41	55	96	154
Deferred Financing Costs, Net	188	200	211	228
Intangibles, Net	4,263	4,437	4,623	4,808
Goodwill	12,781	12,781	12,781	12,781

	$52,016	$57,877	$60,238	$74,259

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

			March 31,
	September 30,	June 30,	2012	December 31,
	2012	2012	(Restated)	2011 (1)
	(Unaudited)	(Unaudited)	(Unaudited)	(Restated)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$3,463	$3,518	$219	$234
Accounts payable	15,375	13,671	11,639	16,350
Accrued expenses	4,695	4,537	4,825	4,689
Billings in excess of costs and estimated earnings on uncompleted contracts	4,356	5,702	8,520	14,213
Customer deposits	41	41	76	231
Total Current Liabilities	27,930	27,469	25,279	35,717

Long-Term Debt, less current maturities	6	8	3,370	3,418

Total Liabilities	27,936	27,477	28,649	39,135

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 23,975,671, 24,998,142, 25,045,210 and 23,842,616 issued and outstanding as of March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2011, respectively	2	2	2	2
Additional paid-in capital	189,805	189,527	186,055	185,402
Accumulated deficit	(165,727)	(159,129)	(154,468)	(150,280)

Total Stockholders’ Equity	24,080	30,400	31,589	35,124

	$52,016	$57,877	$60,238	$74,259

See accompanying notes to condensed consolidated financial statements

(1)         Derived from audited financial statements for the year ended December 31, 2011, as restated in the Company’s annual report on Form 10-K for the year ended December 31, 2012

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	2012	2011
	(Restated)	(Restated)
Three Months Ended March 31,	(Unaudited)	(Unaudited)

Revenue	$25,939	$24,821

Cost of sales	22,117	20,186

Gross Profit	3,822	4,635

Selling, general and administrative	7,772	7,159
Amortization of intangibles	186	153

Operating loss	(4,136)	(2,677)

Other Income (Expense)
Interest income	25	40
Interest expense	(77)	(10)

Total other (expense) income	(52)	30

Net loss	$(4,188)	$(2,647)

Basic and Diluted Loss Per Common Share	$(0.17)	$(0.11)

Weighted Average Common Shares Outstanding	23,971	23,799

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2011		2011
	2012	(Restated)	2012	(Restated)
	(Unaudited)	(Unaudted)	(Unaudited)	(Unaudted)

Revenue	$21,567	$22,110	$47,507	$46,931

Cost of sales	16,948	19,160	39,066	39,345

Gross Profit	4,619	2,950	8,441	7,586

Selling, general and administrative	9,027	6,745	16,799	13,904
Amortization of intangibles	186	153	372	307
Restructuring charge	—	1,109	—	1,109

Operating loss	(4,594)	(5,057)	(8,730)	(7,734)

Other Income (Expense)
Interest income	23	34	48	75
Interest expense	(91)	(19)	(168)	(30)

Total other (expense) income	(68)	15	(120)	45

Net loss	$(4,662)	$(5,042)	$(8,850)	$(7,689)

Basic and Diluted Loss Per Common Share	$(0.19)	$(0.21)	$(0.37)	$(0.32)

Weighted Average Common Shares Outstanding	24,470	23,812	24,222	23,806

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2011		2011
	2012	(Restated)	2012	(Restated)
	(Unaudited)	(Unaudted)	(Unaudited)	(Unaudted)

Revenue	$18,166	$26,119	$65,673	$73,049

Cost of sales	14,720	21,193	53,784	60,536

Gross Profit	3,446	4,926	11,889	12,513

Selling, general and administrative	9,815	6,370	26,614	20,274
Amortization of intangibles	173	153	545	460
Restructuring charge	—	172	—	1,281

Operating loss	(6,542)	(1,769)	(15,270)	(9,502)

Other Income (Expense)
Interest income	23	34	70	109
Interest expense	(79)	(19)	(247)	(49)

Total other (expense) income	(56)	15	(177)	60

Net loss	$(6,598)	$(1,754)	$(15,447)	$(9,442)

Basic and Diluted Loss Per Common Share	$(0.26)	$(0.07)	$(0.63)	$(0.40)

Weighted Average Common Shares Outstanding	25,042	23,841	24,498	23,817

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2011, (restated)	23,843	$2	$185,402	$(150,279)	$35,125

Share based compensation	—	—	553	—	553
Shares issued for services received	6	—	20	—	20
Shares issued for benefit plans	127	—	80	—	80
Net loss	—	—	—	(4,188)	(4,188)
Balance, March 31, 2012, (restated)	23,976	$2	$186,055	$(154,467)	$31,590

Share based compensation	—	—	922	—	922
Issuance of common stock	1,000	—	2,550	—	2,550
Shares issued for benefit plans	22	—	—	—	—
Net loss	—	—	—	(4,662)	(4,662)
Balance, June 30, 2012	24,998	$2	$189,527	$(159,129)	$30,400

Share based compensation	—	—	200	—	200
Costs related to stock issuances	—	—	(13)	—	(13)
Shares issued for benefit plans	47	—	91	—	91
Net loss	—	—	—	(6,598)	(6,598)
Balance, September 30, 2012	25,045	$2	$189,805	$(165,727)	$24,080

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,		Six Months Ended June 30,		Nine Months Ended September 30,
	2012	2011		2011		2011
	(Restated)	(Restated)	2012	(Restated)	2012	(Restated)

Cash Flows From Operating Activities
Net Loss	$(4,188)	$(2,647)	$(8,850)	$(7,689)	$(15,447)	$(9,442)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	40	76	528	95	1,143	156
Share-based compensation	553	348	1,475	1,166	1,675	1,615
Depreciation and amortization	450	288	920	597	1,388	926
Amortization of deferred financing costs	17	3	28	10	40	18
Issuance of stock in exchange for services received	20	—	20	—	20	—
(Gain) loss on disposition of property and equipment	—	(2)	—	(3)	(2)	105
Changes in assets and liabilities:
Accounts receivable	6,635	(2,240)	6,890	1,309	11,509	(3,229)
Inventories	40	121	40	(25)	58	273
Costs and estimated earnings in excess of billings on uncompleted contracts	2,379	(1,427)	3,811	215	2,180	318
Prepaid expenses and other	60	(230)	(17)	(220)	(96)	(144)
Accounts payable	(4,712)	794	(2,679)	1,366	(975)	1,205
Accrued expenses	159	(400)	(130)	539	29	501
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,694)	1,467	(8,512)	(1,489)	(9,858)	3,083
Customer deposits	(155)	(113)	(190)	(249)	(190)	(253)

Net cash used in operating activities	(4,396)	(3,962)	(6,666)	(4,378)	(8,526)	(4,868)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	2	—	3	—	6
Purchases of property and equipment	(234)	(1,109)	(733)	(3,210)	(787)	(5,729)
Decrease (increase) in restricted cash	1	(1)	225	1,189	225	1,188

Net cash used in investing activities	(233)	(1,108)	(508)	(2,018)	(562)	(4,535)

Cash Flows From Financing Activities
Payments of long-term debt	(63)	(38)	(126)	(65)	(183)	(93)
Issuance of common stock	—	—	2,550	—	2,550	—
Costs related to stock issuances	—	—	—	—	(13)	—
Proceeds from issuance of shares for benefit plans	80	—	80	—	171	64
Cash paid for deferred financing costs	—	(31)	—	(31)	—	(31)

Net cash provided by (used in) financing activities	17	(69)	2,504	(96)	2,525	(60)

Net Decrease in Cash and Cash Equivalents	(4,612)	(5,139)	(4,670)	(6,492)	(6,563)	(9,463)

Cash and Cash Equivalents, at beginning of period	8,290	13,016	8,290	13,016	8,290	13,016

Cash and Cash Equivalents, at end of period	$3,678	$7,877	$3,620	$6,524	$1,727	$3,553

	Three Months Ended March 31,		Six Months Ended June 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011

Supplemental Cash Flow Disclosure Information (in thousands):

Cash paid during the period for interest	$55	$7	$149	$13	$202	$19

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Lime Energy Co. (“Lime Energy” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit.  It is also not currently in compliance with a financial covenant on a $3 million term loan.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to achieve profitability before it exhausts its current available capital, shed non-core assets and/or obtain additional funding.  Management has decided to focus its resources on its rapidly growing utility business and to reduce overhead costs to the extent possible.  Consistent with this strategy, on February 28, 2013, it sold its public sector business which represented slightly more than half of its 2012 revenue. Management has also indicated that it continues to closely monitor and forecast its cash requirements and is prepared to attempt to raise additional capital if it foresees a need to do so to fund day-to-day operations. The Company has historically funded its operations through the issuance of additional equity and secured debt.  However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving its operating results.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In our opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods.

The results of operations for the interim periods reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2011 included in its December 31, 2012 Annual Report filed with the SEC on July 31, 2013.

Note 2 - Restatement of the Condensed Consolidated Financial Statements

The Company has restated its previously issued financial statements for the three-month periods ended March 31, 2012 and 2011, three and six-month periods ended June 30, 2011, and three and nine-month periods ended September 30, 2011 to correct errors in revenue and operating income associated with

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

revenue accounted for under the percentage-of-completion method.  As a result of an internal review, the Company’s management discovered that certain individuals circumvented its internal controls by obtaining or modifying documents in a fraudulent manner in order to recognize revenue earlier than appropriate and in some instances to support revenue that was not associated with valid customer contracts.  Approximately $14.2 million of revenue was recognized where no valid customer contract existed and $17.4 million of cumulative revenue from January 1, 2008 through March 31, 2012 was recognized earlier than appropriate under generally accepted accounting principles.  The increase in the cumulative retained deficit through December 31, 2010 was $2.6 million, which is reflected in the opening retained deficit as of December 31, 2011 in the accompanying financial statements.  All of the revenue except for approximately $500 thousand that was recognized earlier than appropriate was recognized properly before December 31, 2012.

The following tables summarize the adjustments made to our previously reported unaudited results for the three-month period ended March 31, 2011. The Company’s balance sheet as of December 31, 2011 was restated in the Company’s Form 10-K and has not changed as a result of the issuance of this Form 10-Q:

	Statement of Operations
	Previously
Three Months Ended March 31, 2011	Reported	Adjustments	Restated

Revenue	$18,980	$5,841	$24,821

Cost of sales	15,366	4,820	20,186

Gross Profit	3,614	1,021	4,635

Selling, general and administrative	7,173	(14)	7,159
Amortization of intangibles	153	—	153

Operating loss	(3,712)	1,035	(2,677)

Other Income (Expense)
Interest income	40	—	40
Interest expense	(10)	—	(10)

Total other (expense) income	30	—	30

Net loss	(3,682)	1,035	(2,647)

Basic and Diluted Loss Per Common Share	$(0.15)	$0.04	$(0.11)

Weighted Average Common Shares Outstanding	23,799	—	23,799

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Statement of Cash Flows
	Previously
Three Months Ended March 31, 2011	Reported	Adjustments	Restated

Cash Flows From Operating Activities
Net Loss	$(3,682)	$1,035	$(2,647)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	76	—	76
Share-based compensation	348	—	348
Depreciation and amortization	288	—	288
Amortization of deferred financing costs	3	—	3
Issuance of stock in exchange for services received	—	—
Gain on disposition of property and equipment	(2)	—	(2)
Changes in assets and liabilities:
Accounts receivable	(2,240)	—	(2,240)
Inventories	121	—	121
Costs and estimated earnings in excess of billings on uncompleted contracts	5,610	(7,037)	(1,427)
Prepaid expenses and other	(231)	1	(230)
Accounts payable	(1,341)	2,135	794
Accrued expenses	(2,570)	2,170	(400)
Billings in excess of costs and estimated earnings on uncompleted contracts	(229)	1,696	1,467
Customer deposits	(113)	—	(113)

Net cash used in operating activities	(3,962)	—	(3,962)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	2	—	2
Purchases of property and equipment	(1,109)	—	(1,109)
Increase in restricted cash	(1)	—	(1)

Net cash used in investing activities	(1,108)	—	(1,108)

Cash Flows From Financing Activities
Payments of long-term debt	(38)	—	(38)
Cash paid for deferred financing costs	(31)	—	(31)

Net cash provided by (used) in financing activities	(69)	—	(69)

Net Decrease in Cash and Cash Equivalents	(5,139)	—	(5,139)

Cash and Cash Equivalents, at beginning of period	13,016	—	13,016

Cash and Cash Equivalents, at end of period	$7,877	$—	$7,877

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported unaudited results for the three-month period ended June 30, 2011:

	Statement of Operations
	Previously
Three Months Ended June 30, 2011	Reported	Adjustments	Restated

Revenue	$24,260	$(2,150)	$22,110

Cost of sales	19,767	(607)	19,160

Gross Profit	4,493	(1,543)	2,950

Selling, general and administrative	6,794	(49)	6,745
Amortization of intangibles	153	—	153
Restructuring charge	1,109	—	1,109

Operating loss	(3,563)	(1,494)	(5,057)

Other Income (Expense)
Interest income	34	—	34
Interest expense	(19)	—	(19)

Total other (expense) income	15	—	15

Net loss	(3,548)	(1,494)	(5,042)

Basic and Diluted Loss Per Common Share	$(0.15)	$(0.06)	$(0.21)

Weighted Average Common Shares Outstanding	23,812	—	23,812

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Statement of Operations
	Previously
Six Months Ended June 30, 2011	Reported	Adjustments	Restated

Revenue	$43,240	$3,691	$46,931

Cost of sales	35,132	4,213	39,345

Gross Profit	8,108	(522)	7,586

Selling, general and administrative	13,967	(63)	13,904
Amortization of intangibles	307	—	307
Restructuring charge	1,109	—	1,109

Operating loss	(7,275)	(459)	(7,734)

Other Income (Expense)
Interest income	75	—	75
Interest expense	(30)	—	(30)

Total other (expense) income	45	—	45

Net loss	(7,230)	(459)	(7,689)

Basic and Diluted Loss Per Common Share	$(0.30)	$(0.02)	$(0.32)

Weighted Average Common Shares Outstanding	23,806	—	23,806

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Statement of Cash Flows
	Previously
Six Months Ended June 30, 2011	Reported	Adjustments	Restated

Cash Flows From Operating Activities
Net Loss	$(7,230)	$(459)	$(7,689)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	95	—	95
Share-based compensation	1,166	—	1,166
Depreciation and amortization	597	—	597
Amortization of deferred financing costs	10	—	10
Gain on disposition of property and equipment	(3)	—	(3)
Changes in assets and liabilities:
Accounts receivable	1,309	—	1,309
Inventories	(28)	3	(25)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,323	(2,108)	215
Prepaid expenses and other	(221)	1	(220)
Accounts payable	(1,374)	2,740	1,366
Accrued expenses	(849)	388	539
Billings in excess of costs and estimated earnings on uncompleted contracts	76	(1,565)	(1,489)
Customer deposits	(249)	—	(249)

Net cash used in operating activities	(4,378)	—	(4,378)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	3	—	3
Purchases of property and equipment	(3,210)	—	(3,210)
Increase in restricted cash	1,189	—	1,189

Net cash used in investing activities	(2,018)	—	(2,018)

Cash Flows From Financing Activities
Payments of long-term debt	(65)	—	(65)
Proceeds from issuance of shares for benefit plans	—	—	—
Cash paid for deferred financing costs	(31)	—	(31)

Net cash provided by (used) in financing activities	(96)	—	(96)

Net Decrease in Cash and Cash Equivalents	(6,492)	—	(6,492)

Cash and Cash Equivalents, at beginning of period	13,016	—	13,016

Cash and Cash Equivalents, at end of period	$6,524	$—	$6,524

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported unaudited results for the three-month period ended September 30, 2011:

	Statement of Operations
	Previously
Three Months Ended September 30, 2011	Reported	Adjustments	Restated

Revenue	$32,191	$(6,072)	$26,119

Cost of sales	25,139	(3,946)	21,193

Gross Profit	7,052	(2,126)	4,926

Selling, general and administrative	6,383	(13)	6,370
Amortization of intangibles	153	—	153
Restructuring charge	172	—	172

Operating loss	344	(2,113)	(1,769)

Other Income (Expense)
Interest income	34	—	34
Interest expense	(19)	—	(19)

Total other (expense) income	15	—	15

Net loss	359	(2,113)	(1,754)

Weighted Average Earnings Per Share:
Basic	$0.02	$(0.09)	$(0.07)
Diluted	$0.02	$(0.09)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic	23,841	—	23,841
Diluted	23,863	—	23,863

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Statement of Operations
	Previously
Nine Months Ended September 30, 2011	Reported	Adjustments	Restated

Revenue	$75,430	$(2,381)	$73,049

Cost of sales	60,271	265	60,536

Gross Profit	15,159	(2,646)	12,513

Selling, general and administrative	20,350	(76)	20,274
Amortization of intangibles	460	—	460
Restructuring charge	1,281	—	1,281

Operating loss	(6,932)	(2,570)	(9,502)

Other Income (Expense)
Interest income	109	—	109
Interest expense	(49)	—	(49)

Total other (expense) income	60	—	60

Net loss	(6,872)	(2,570)	(9,442)

Basic and Diluted Loss Per Common Share	$(0.29)	$(0.11)	$(0.40)

Weighted Average Common Shares Outstanding	23,817	—	23,817

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Statement of Cash Flows
	Previously
Nine Months Ended September 30, 2011	Reported	Adjustments	Restated

Cash Flows From Operating Activities
Net Loss	$(6,872)	$(2,570)	$(9,442)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	156	—	156
Share-based compensation	1,615	—	1,615
Depreciation and amortization	926	—	926
Amortization of deferred financing costs	18	—	18
Gain on disposition of property and equipment	105	—	105
Changes in assets and liabilities:
Accounts receivable	(3,229)	—	(3,229)
Inventories	273	—	273
Costs and estimated earnings in excess of billings on uncompleted contracts	(111)	429	318
Prepaid expenses and other	(145)	1	(144)
Accounts payable	(1,648)	2,853	1,205
Accrued expenses	3,094	(2,593)	501
Billings in excess of costs and estimated earnings on uncompleted contracts	1,203	1,880	3,083
Customer deposits	(253)	—	(253)

Net cash used in operating activities	(4,868)	—	(4,868)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	6	—	6
Purchases of property and equipment	(5,729)	—	(5,729)
Increase in restricted cash	1,188	—	1,188

Net cash used in investing activities	(4,535)	—	(4,535)

Cash Flows From Financing Activities
Payments of long-term debt	(93)	—	(93)
Proceeds from issuance of shares for benefit plans	64	—	64
Cash paid for deferred financing costs	(31)	—	(31)

Net cash provided by (used) in financing activities	(60)	—	(60)

Net Decrease in Cash and Cash Equivalents	(9,463)	—	(9,463)

Cash and Cash Equivalents, at beginning of period	13,016	—	13,016

Cash and Cash Equivalents, at end of period	$3,553	$—	$3,553

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported unaudited results for the three-month period ended March 31, 2012:

	Condensed Consolidated Balance Sheet
	Previously
As of March 31, 2012	Reported	Adjustments	Restated

Current Assets
Cash and cash equivalents	$3,678	$—	$3,678
Restricted cash	725	(1)	724
Accounts receivable, net	24,584	—	24,584
Inventories	590	—	590
Costs and estimated earnings in excess of billings on uncompleted contracts	28,093	(23,001)	5,092
Prepaid expenses and other	1,154	—	1,154
Total Current Assets	58,824	(23,002)	35,822

Net Property and Equipment	6,689	16	6,705
Long-Term Receivables	96	—	96
Deferred Financing Costs, Net	211	—	211
Intangibles, Net	4,623	—	4,623
Goodwill	12,781	—	12,781

Total Assets	$83,224	$(22,986)	$60,238

Current Liabilities
Current maturities of long-term debt	$219	$—	219
Accounts payable	14,546	(2,907)	11,639
Accrued expenses	22,093	(17,268)	4,825
Billings in excess of costs and estimated earnings on uncompleted contracts	1,720	6,800	8,520
Customer deposits	76	—	76
Total Current Liabilities	38,654	(13,375)	25,279

Long-Term Debt, less current maturities	3,370	—	3,370

Total Liabilities	42,024	(13,375)	28,649

Stockholders’ Equity
Common stock, $.0001 par value	2	—	2
Additional paid-in capital	186,055	—	186,055
Accumulated deficit	(144,857)	(9,611)	(154,468)

Total Stockholders’ Equity	41,200	(9,611)	31,589

Total Liabilities and Stockholders’ Equity	$83,224	$(22,986)	60,238

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Statement of Operations
	Previously
Three Months Ended March 31, 2012	Reported	Adjustments	Restated

Revenue	$18,321	$7,618	$25,939

Cost of sales	14,998	7,119	22,117

Gross Profit	3,323	499	3,822

Selling, general and administrative	7,662	110	7,772
Amortization of intangibles	186	—	186

Operating loss	(4,525)	389	(4,136)

Other Income (Expense)
Interest income	25	—	25
Interest expense	(77)	—	(77)

Total other (expense) income	(52)	—	(52)

Net loss	(4,577)	389	(4,188)

Basic and Diluted Loss Per Common Share	$(0.19)	$0.02	$(0.17)

Weighted Average Common Shares Outstanding	23,971	—	23,971

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Statement of Cash Flows
	Previously
Three Months Ended March 31, 2012	Reported	Adjustments	Restated

Cash Flows From Operating Activities
Net Loss	$(4,577)	$389	$(4,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	40	—	40
Share-based compensation	553	—	553
Depreciation and amortization	466	(16)	450
Amortization of deferred financing costs	17	—	17
Issuance of stock in exchange for services received	20	—	20
Gain on disposition of property and equipment	—	—	—
Changes in assets and liabilities:
Accounts receivable	6,635	—	6,635
Inventories	40	—	40
Costs and estimated earnings in excess of billings on uncompleted contracts	4,694	(2,315)	2,379
Prepaid expenses and other	60	—	60
Accounts payable	(7,250)	2,538	(4,712)
Accrued expenses	(5,035)	5,194	159
Billings in excess of costs and estimated earnings on uncompleted contracts	97	(5,791)	(5,694)
Customer deposits	(155)	—	(155)

Net cash used in operating activities	(4,395)	(1)	(4,396)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	—	—
Purchases of property and equipment	(234)	—	(234)
Increase in restricted cash	—	1	1

Net cash used in investing activities	(234)	1	(233)

Cash Flows From Financing Activities
Payments of long-term debt	(63)	—	(63)
Proceeds from issuance of shares for benefit plans	80	—	80
Cash paid for deferred financing costs	—	—	—

Net cash provided by (used) in financing activities	17	—	17

Net Decrease in Cash and Cash Equivalents	(4,612)	—	(4,612)

Cash and Cash Equivalents, at beginning of period	8,290	—	8,290

Cash and Cash Equivalents, at end of period	$3,678	$—	$3,678

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on November 30, 2010, however the Company’s stockholders approved a new employee stock purchase plan which became effective July 1, 2011 and will continue for three years or until the 300,000 shares allocated to the plan have been exhausted.  Following the announcement that the Company’s historical financial statements could no longer be relied upon, the Company suspended the ESPP and returned all unused contributions to employees.  The Company will consider re-activating the ESPP once it is current with all required filings.

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

The following tables summarize the Company’s total share-based compensation expense for the three-month periods ended March 31, 2012 and 2011, the three-month and six-month periods ended June 2012 and 2011 and the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Stock options	$388	$176
Restricted stock	135	172
Employee Stock Purchase Plan	30	—
	$553	$348

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	$670	$570	$1,057	$746
Restricted stock	242	248	377	420
Employee Stock Purchase Plan	11	—	41	—
	$923	$818	$1,475	$1,166

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	$200	$291	$1,256	$1,036
Restricted stock	60	96	438	517
Employee Stock Purchase Plan	(60)	62	(19)	62
	$200	$449	$1,675	$1,615

The Company uses an enhanced Hull-White trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an enhanced Hull-White trinomial model for stock options under ASC 718, for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2012	2011

Weighted average fair-value per option granted	$1.68	$1.88

Significant assumptions (weighted average):
Risk-free rate	0.01%	0.13%
Dividend yield	0.00%	0.00%
Expected volatility	71.7%	82.3%
Expected life (years)	6.0	6.0
Expected turn-over rate	5.00%	11.90%
Expected exercise multiple	2.20	2.20

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012 (1)	2011	2012	2011

Weighted average fair-value per option granted	—	$2.02	$1.68	$1.96

Significant assumptions (weighted average):
Risk-free rate	—	0.05%	0.01%	0.09%
Dividend yield	—	0.00%	0.00%	0.00%
Expected volatility	—	81.9%	71.7%	82.1%
Expected life (years)	—	6.0	6.0	6.0
Expected turn-over rate	—	10.20%	5.00%	10.96%
Expected exercise multiple	—	2.20	2.20	2.20

(1) No options were granted during the period

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted average fair-value per option granted	$1.68	$2.25	$1.77	$1.96

Significant assumptions (weighted average):
Risk-free rate	0.10%	0.06%	0.03%	0.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	68.8%	82.0%	70.6%	82.1%
Expected life (years)	6.0	6.0	6.0	6.0
Expected turn-over rate	4.80%	10.00%	5.20%	11.00%
Expected exercise multiple	2.20	2.20	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans for each of the quarters presented are as follows:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2011	4,140,084	$3.04 - $263.55	$5.83

Granted	426,249	$3.26 - $3.54	$3.27
Exercised	—		—
Forfeited	(12,740)	$3.50 - $11.20	$5.56

Outstanding at March 31, 2012	4,553,593	$3.04 - $263.55	$5.59

Options exercisable at March 31, 2012	2,542,863	$3.04 - $263.55	$6.76

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at March 31, 2012	4,553,593	$3.04 - $263.55	$5.59

Granted	—		—
Exercised	—		—
Forfeited	(173,076)	$3.04 - $140.70	$5.39

Outstanding at June 30, 2012	4,380,517	$3.04 - $263.55	$5.60

Options exercisable at June 30, 2012	3,089,784	$3.04 - $263.55	$6.24

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at June 30, 2012	4,380,517	$3.04 - $263.55	$5.60

Granted	50,000	$0.75 - $0.75	$0.00
Exercised	—		—
Forfeited	(130,473)	$3.04 - $11.13	$4.86

Outstanding at September 30, 2012	4,300,044	$0.75 - $263.55	$5.57

Options exercisable at September 30, 2012	2,986,308	$3.26 - $263.55	$6.27

Option activity under the Company’s stock option plans as of September 30, 2012 and changes during the nine-month period then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2011	4,140,084	$3.04 - $263.55	$5.83

Granted	476,249	$0.75 - $3.54	$3.01
Exercised	—		—
Forfeited	(316,289)	$3.04 - $140.70	$7.54

Outstanding at September 30, 2012	4,300,044	$0.75 - $263.55	$5.57

Options exercisable at September 30, 2012	2,986,308	$3.26 - $263.55	$6.27

The following table summarizes information about stock options outstanding at September 30, 2012:

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price

$0.75 - $1.00	50,000	9.9 years	$0.75	0	$0.00
$1.01 - $4.00	895,938	6.8 years	$3.37	586,900	$3.42
$4.01 - $6.00	2,039,248	7.5 years	$4.37	1,084,550	$4.39
$6.01 - $7.00	85,714	3.8 years	$6.79	85,714	$6.79
$7.01 - $8.00	696,919	4.1 years	$7.28	696,919	$7.28
$8.01 - $12.00	528,551	4.5 years	$10.80	528,551	$10.80
$12.01 - $263.55	3,674	1.0 years	$162.66	3,674	$162.66

$0.75 - $263.55	4,300,044	6.4 years	$5.57	2,986,308	$6.27

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2012 of $0.71 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012 was approximately $0. The aggregate intrinsic value of exercisable options as of September 30, 2012 was approximately $0.  These amounts will change based on changes in the fair market value of the Company’s common stock.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The compensation expense to be recognized in future periods related to the Company’s employee options, restricted stock and Employee Stock Purchase Plan is as follows:

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of September 30, 2012	(in 000’)	(in Months)
Stock options	$859	16.7
Restricted stock	157	7.7
Employee Stock Purchase Plan (1)	$—	0.0

(1) The Employee Stock Purchase Plan was suspended.

In addition, there was approximately $1.3 million of unrecognized expense related to the Cliff Options which may be recognized over the next 31 months if vesting requirements are met.

Note 4 — Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will implement the new standard if it is applicable in its 2012 annual goodwill impairment testing. This guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

Note 5 — Restructuring Charge

During the second quarter of 2011, the Company initiated a restructuring to reduce costs, better integrate its operations and consolidate certain accounting and administrative functions.  In connection with this restructuring, it recorded a $1.1 million restructuring charge during the second quarter and an additional $172 thousand charge during the third quarter.  The second quarter charge consisted primarily of severance related costs and the third quarter charge was primarily costs associated with the sale of real estate.  The reserve balance as of the end of each quarter was as follows (in thousands):

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Beginning			Ending
Quarter Ended	Balance	Additions	Use	Balance
June 30, 2011	$—	$1,109	$(1,007)	$102
September 30, 2011	102	—	(70)	32
December 31, 2011	32	—	(20)	12
March 31, 2012	12	—	—	12
June 30, 2012	12	—	—	12
September 30, 2012	$12	$—	$(12)	$—

Note 6 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for periods in which it has a reported loss, because the effect would be anti-dilutive.  For the three-month period ended September 30, 2012, it used the treasury method to calculate the diluted earnings per share.  The treasury stock method assumes that the Company uses the proceeds from the exercise of in-the-money options and warrants to repurchase common stock at the average market price during the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrant.

The following tables set forth the weighted average shares issuable upon exercise of outstanding options and warrants for each of the periods presented:

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,
	2012	2011
Weighted average shares issuable upon exercise of outstanding options	4,545,788	3,772,420
Weighted average shares issuable upon exercise of outstanding warrants	135,953	795,005
Total	4,681,741	4,567,425

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average shares issuable upon exercise of outstanding options	4,484,132	3,912,312	4,486,921	3,843,143
Weighted average shares issuable upon exercise of outstanding warrants	135,953	719,254	135,953	756,920
Total	4,620,085	4,631,566	4,622,874	4,600,063

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares issuable upon exercise of outstanding options	4,332,978	4,191,112	4,435,232	3,960,839
Weighted average shares issuable upon exercise of outstanding warrants	122,909	587,929	131,573	699,971
Total	4,455,887	4,779,041	4,566,806	4,660,809

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit is tied to eligible receivables and borrowings are secured by all the Company’s assets.  Borrowings will incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and the line has an unused fee of 0.30% per annum.  The line contained covenants that require the Company to maintain a minimum current ratio of 1.55 or greater and a maximum tangible leverage ratio of 1.30. The Company was not in compliance with these covenants at the end of the third quarter of 2012.  The Company did not use the line prior to its expiration in March 2013.

Note 8 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), a wholly-owned subsidiary of Lime Energy Asset Development (“LEAD”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC is now owned by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement matures on, and all outstanding balances are due and payable on, October 31, 2016.  The Loan Agreement requires the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow is defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service is defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).  The loan carries an interest rate equal to 30-day LIBOR plus 500 basis points.  As of September 30, 2012 the 30-day LIBOR rate was 0.22%.

Borrowings pursuant to the Loan Agreement are secured by all of the assets of GES and guaranteed by LEAD and Lime Energy Co.

The Loan Agreement contains a covenant that requires GES to maintain a minimum Debt Service Coverage Ratio to 1.35 to 1.0.  The Debt Service Ratio is defined as the ratio of (a) EBITDA, less cash taxes and unfunded capital expenditures to (b) Debt Service.  As of September 30, 2012, GES was not in compliance with the Debt Service Coverage covenant, but the lender has not exercised its right to accelerate the maturity date.  On January 4, 2013, PNC notified the Company that the loan was in default as a result of the failure to the minimum debt Coverage Ratio, but that it had chosen not to exercise its rights, but reserved the right to do so in the future.  On July 2, 2013, PNC notified the Company that it was requiring the Company to start paying interest at the default rate of LIBOR plus 9.00% per annum.  The Company remains current with all scheduled loan payments and is currently in discussions with PNC to forebear from taking any actions while the Company attempts to sell the asset.  The entire balance of the note has been presented as a current liability in the accompanying financial statements due to the fact that the default was on-going and had not been waived by the bank.

The Loan Agreement contains customary events of default, including the failure to make required payments, borrower’s failure to comply with certain covenants or other agreements, borrower’s breach of the representations and covenants contained in the agreement, the filing or attachment of a lien to the

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

collateral, the occurrence of a material adverse change, borrower’s default of other certain indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated.

GES entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap is being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The Company determined that as of December 31, 2011, the fair market value of the interest rate swap was such that the Company would owe $43,350 to unwind the swap. As of September 30, 2012, the cost to unwind the swap had increased to $71,776.  The increase in the cost to unwind the swap of $28,426 has been included in interest expense, and the total liability of $71,776 has been included in accrued expense.

The Company incurred $229,589 in expenses related to securing the RBC Term Loan.  These costs have been capitalized and are being amortized over the 5-year term of the loan.

Note 9 — Business Segment Information

The Company operates in two business segments: the Energy Efficiency Services segment and the Asset Development segment.  In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating segments.

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

•                  Implementation:  Implementation services include energy efficiency lighting upgrade services, mechanical and electrical conservation services, water conservation services and renewable energy solutions.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Restated)	(Restated)
Revenues:
Energy Efficiency Services	$25,684	$24,821
Asset Development	255	—

Total	$25,939	$24,821

Operating Loss:
Energy Efficiency Services	$(1,122)	$(1,017)
Asset Development	(238)	(197)
Corporate (1)	(2,776)	(1,463)

Total	$(4,136)	$(2,677)

Interest (Expense) Income, net	(52)	30

Loss from Continuing Operations	$(4,188)	$(2,647)

	March 31,	December 31,
	2012	2011
	(Restated)	(Restated)
Total Assets:
Energy Efficiency Services	$48,914	$64,651
Asset Development	8,134	8,196
Corporate	3,190	1,412

Total	$60,238	$74,259

(1)         The Company implemented organizational changes at the beginning of 2012 that resulted in the transfer of all sales and marketing functions into Corporate

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2011		2011
	2012	(Restated)	2012	(Restated)
Revenues:
Energy Efficiency Services	$21,349	22,110	$47,034	$46,931
Asset Development	218	—	473	—

Total	$21,567	$22,110	$47,507	$46,931

Operating Loss:
Energy Efficiency Services	$(997)	(2,584)	$(2,119)	$(3,601)
Asset Development	(444)	(217)	(682)	(414)
Corporate (1)(2)	(3,153)	(2,256)	(5,929)	(3,719)

Total	$(4,594)	$(5,057)	$(8,730)	$(7,734)

Interest (Expense) Income, net	(68)	15	(120)	45

Loss from Continuing Operations	$(4,662)	$(5,042)	$(8,850)	$(7,689)

		December 31,
	June 30,	2011
	2012	(Restated)
Total Assets:
Energy Efficiency Services	$47,085	$64,651
Asset Development	8,142	8,196
Corporate	2,650	1,412

Total	$57,877	$74,259

(1)         The Company implemented organizational changes at the beginning of 2012 that resulted in the transfer of all sales and marketing functions into Corporate

(2)         2011 includes a $1.1 million restructuring charge

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2011		2011
	2012	(Restated)	2012	(Restated)
Revenues:
Energy Efficiency Services	$17,958	$26,119	$64,992	$73,049
Asset Development	208	—	681	—

Total	$18,166	$26,119	$65,673	$73,049

Operating Loss:
Energy Efficiency Services	$(1,998)	$(418)	$(4,797)	$(4,018)
Asset Development	(1,140)	(238)	(1,140)	(652)
Corporate (1)(2)	(3,404)	(1,113)	(9,333)	(4,832)

Total	$(6,542)	$(1,769)	$(15,270)	$(9,502)

Interest (Expense) Income, net	(56)	15	(177)	60

Loss from Continuing Operations	$(6,598)	$(1,754)	$(15,447)	$(9,442)

		December 31,
	September 30,	2011
	2012	(Restated)
Total Assets:
Energy Efficiency Services	$41,501	$64,651
Asset Development	7,936	8,196
Corporate	2,579	1,412

Total	$52,016	$74,259

(1)         The Company implemented organizational changes at the beginning of 2012 that resulted in the transfer of all sales and marketing functions into Corporate

(2             2011 includes a $1.1 million restructuring charge

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 — Other Equity Issuances

(a)         In January 2012, the Company issued 6,135 shares of its common stock to a consultant as compensation for services.

(b)         During the first quarter of 2012, the Company issued 66,966 shares of restricted stock to nine senior employees.  These shares vest equally on December 31, 2012, 2013 and 2014 if the holder is still employed by the Company on the vesting date.

(c)          During the first nine months of 2012, the Company issued 72,973 shares of its common stock in exchange for $170,599 received from employees who participated in its Employee Stock Purchase Plan.

(d)         During the first nine months of 2012, the Company granted 61,094 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

(e)          During the first nine months of 2012, the Company issued 90 shares of its common stock to two employees as part of its Employee Recognition Program.

(f)           On May 15, 2012, the Company sold 1,000,000 shares of its common stock to Richard Kiphart, the Company’s Chairman, at the prior day closing bid price of $2.55 per share.

Note 11 — Delisting Notices

On August 21, 2012, the Company announced that the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 would be delayed because of its previously disclosed internal investigation of its recording of certain revenue and its related accounting review.  Because of  the delayed filing of the Form 10-Q with the SEC, the Company received a letter from The NASDAQ OMX Group (“NASDAQ”) indicating that the Company was not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c).  The NASDAQ letter notes that the Company was required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing within 60 calendar days of the date of the NASDAQ notification letter. The Company did file its plan with NASDAQ within the required 60 days and was granted additional time to file its delinquent financial statements.

On August 29, 2012, the Company received a letter from NASDAQ notifying the Company that for the prior 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ based on Listing Rule 5450(a)(1), and describing a timetable for bringing the Company into compliance with that rule.  The Company was provided 180 calendar days, or until February 25, 2013, to regain compliance, in accordance with Listing Rule 5810(c)(3)(A). The Company continued to meet all other applicable standards for initial listing on The NASDAQ Capital Market (other than the minimum bid price requirement).

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2013, the Company presented its plan for coming back into compliance with the filing requirements of Listing Rule 5250(c) to the NASDAQ Listing Qualification Panel and was granted continued listing subject to the following conditions:

1.              On or before June 30, 2013, the Company shall have restated financial statements for fiscal 2008, 2009, 2010 and 2011 on file with the Securities and Exchange Commission (the “SEC”);

2.              On or before July 31, 2013, the Company shall file its Form 10-Q for the quarters ended March 31, June 30 and September 31, 2012; and

3.              On or before August 9, 2013, the Company shall file its Form 10-K for the year ended December 31, 2012 and its Form 10-Q for the quarter ended March 31, 2013.

On June 26, the Company submitted a request to the NASDAQ Listing Qualification Panel to amend the foregoing conditions to the following conditions:

1.              On or before July 31, 2013, the Company shall file (a) its 2012 Form 10-K, which shall include its restated financial statements for fiscal 2008, 2009, 2010 and 2011 and (b) its Form 10-Q for the quarter ended September 30, 2012, which shall include its restated financial statements for the quarter ended March 31, 2012 and its financial statements for the quarter ended June 30, 2012, with the SEC; and

2.              On or before August 9, 2013, the Company shall file the Form 10-Q for the quarter ended March 31, 2013 with the SEC.

The NASDAQ Listing Qualification Panel granted the Company’s request for an amendment of the conditions on July 2, 2013.

On March 1, 2013, NASDAQ granted the Company a second 180 day grace period to comply with the minimum bid price requirements of Listing Rule 5450(a)(1).  The filing of this Quarterly Report on Form 10-Q and the accompanying Annual Report on Form 10-K has satisfied these requirements the first of the amended conditions imposed by the NASDAQ Listing Qualifications Panel for continued listing with respect to the Company’s delinquent filings; however the Company must meet the minimum bid price requirements of Listing Rule 5450(a)(1) prior to August 26, 2013 to continue the listing of its common stock on the NASDAQ Capital Market.  The Company plans to monitor its bid price and if necessary will seek stockholder approval to effect a reverse split in order to increase its bid price to a level sufficient to comply with this rule.

Note 12 — Legal Matters

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of Lime Energy’s securities between May 14, 2008 and December 27, 2012, inclusive.  Following our announcement on July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

January 18, 2013, alleging that Defendants (the Company, John O’Rourke, David Asplund and Jeffrey Mistarz) issued false and misleading statements concerning its revenues during the class period and thereby artificially inflated its stock price.  On May 15, 2013, we filed a motion to dismiss, arguing that the Consolidated Amended Class Action Complaint failed to plead facts sufficient to establish a “strong inference” that the defendants acted with scienter (i.e., either knowingly or recklessly) in connection with any of the alleged misstatements, as required by the PSLRA.  Plaintiffs’ response to the motion to dismiss was filed on July 22, 2013, and our response to their reply is due August 22, 2013.  A status hearing on the motion before Judge Gettleman has been set for October 24, 2013.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that Lime’s officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning Lime’s revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs’ filed a response on to motion on July 9, 2013, and we filed a reply to Plaintiffs’ response on July 22, 2013.  The Court has indicated that it will rule orally on the motion to dismiss on August 27, 2013.

SEC Investigation.  The Securities and Exchange Commission is conducting an investigation of, among other things, our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  We are cooperating with the Commission’s investigation.

The Company carries Directors and Officers insurance with an aggregate limit of $10 million, which it anticipates will cover the cost of defending the class action suit and derivative action and any related awards or settlements, up to the limit of the policy.  At this point in the legal process, the Company estimates that its reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be between $4.5 million and $5.0 million.  There are many factors that could cause the actual costs to exceed or be less than this estimate, therefore the Company has not accrued for these potential future costs.

Note 13 — Subsequent Events

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement with a group of investors including Mr. Richard Kiphart, the Company’s Chairman, and Mr. Christopher Capps, a member of its Board of Directors.  Pursuant to the terms of the Purchase Agreement, the Holders lent the Company $6,050,000 under a Subordinated Secured Convertible Pay-In-Kind Note.  The Note has a term of five years, accrues interest at the rate of 12-1/2% per year, payable semi-annually at the Company’s election in cash or additional Notes.  For additional information regarding the Note please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On February 28, 2013, the Company sold certain assets, including contracts with customers relating to energy efficiency projects, of its ESCO business to PowerSecure, Inc.  The ESCO business represents the

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Company’s public sector business, excluding the contract with the Army Corp. of Engineers under the Facilities Repair and Renewal program (“FRR”) and its HVAC service business located in Bethlehem, Pennsylvania.

The total purchase price for the assets sold was $4.0 million in cash, subject to a working capital adjustment, and the assumption of approximately $9.8 million of liabilities, comprising certain other debts, liabilities and obligations relating to the acquired business and assumed contracts.  After application of the working capital adjustment in accordance with the Purchase Agreement, the cash purchase price is approximately $1.9 million, subject to post-closing confirmation of the working capital adjustment, resulting in an effective purchase price, including the assumption of liabilities, of approximately $11.7 million.

For additional information regarding this sale please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in the future may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Restatement

As discussed in the “Explanatory Note” at the beginning of this Report, we are restating our financial statements for the years ended December 31, 2008, 2009, 2010 and 2011 and for the quarter ended March 31, 2012.  As a consequence of that restatement, we were unable to timely file our Annual Report for the year ended December 31, 2012 and our Quarterly Reports for the quarters ended June 30, 2012, September 30, 2012 and March 31, 2013.  This Report contains restated financial statements for the three months ended March 31, 2012 (restated) and 2011 (restated), the three and six-months ended June 30, 2012 and 2011 (restated) and the three and nine-months ended September 30, 2012 and 2011 (restated).  Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report addresses each of the periods ended March 31, June 30 and September 30, 2012.  Additional information regarding the restatement, the events that necessitated the restatement and our response to those events is contained in the “Explanatory Note” at the beginning of this Report.

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

We serve a wide range of utility, public sector, institutional and commercial and industrial clients.  We work for a number of utilities for which we manage or operate under their energy demand-side management programs.  Our public sector clients include federal, state and local government agencies and educational institutions, which we serve through our relationships with Energy Service Companies (“ESCOs”) and directly.  ESCOs are awarded project contracts with the public sector, and we provide energy efficiency expertise to develop and implement tailored solutions under these contracts.  In addition we also work directly for public sector clients when the services of an ESCO are not required.  Our commercial and industrial clients include several Fortune 500 companies for which we provide our energy efficiency solutions directly.

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

•                  Energy Asset Development and Management:  We leverage our engineering and implementation capabilities and experience to provide energy asset development and management services to our clients who wish to benefit from alternative and/or renewable energy sources.  At the end of 2012 we made the decision to exit this business due to the difficulty of obtaining project financing for alternative and renewable projects.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and products that we purchase and resell to our clients.  The substantial majority of our revenue is derived from fixed-price contracts, although we occasionally bill on a time-and-materials basis. Under fixed-price contracts, we bill our clients for each project once the project is completed or throughout the project as specified in the contract. Under time-and-materials arrangements, we bill our clients on an hourly basis with material costs and other reimbursable expenses passed through and recognized as revenue. Our projects take a few days to a year or more to complete, with projects in our commercial and industrial markets typically taking less time to complete than the larger projects in our public sector markets.  We utilize the percentage-of-completion method for revenue recognition. The vast majority of our revenue is earned in the United States and has historically been somewhat seasonal, with 60% to 70% typically earned in the second half of the year.

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

elling, General and Administrative Expenses

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

•                                          legal and accounting expenses, including the costs related to the restatement of our historical financial statements; and

•                                          costs related to administrative functions that serve to support our existing businesses, as well as to provide the infrastructure for future growth.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated Results (in thousands)

	Three Months Ended
	March 31,
	2012	2011	Change
	Restated	Restated	$	%

Revenue	$25,939	$24,821	$1,118	4.5%
Cost of sales	22,117	20,186	1,931	9.6%
Gross profit	3,822	4,635	(813)	-17.5%

Selling, general and administrative expenses	7,772	7,159	613	8.6%
Amortization of intangibles	186	153	33	21.6%
Operating loss	(4,136)	(2,677)	(1,459)	54.5%

Other (expense) income	(52)	30	(82)	-273.3%
Net loss	$(4,188)	$(2,647)	$(1,541)	58.2%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2012	2011
	Restated	Restated

Revenue	100.0%	100.0%
Cost of sales	85.3%	81.3%
Gross profit	14.7%	18.7%

Selling, general and administrative expenses	30.0%	28.8%
Amortization of intangibles	0.7%	0.6%
Operating loss	-15.9%	-10.8%

Other (expense) income	-0.2%	0.1%
Net loss	-16.1%	-10.7%

Revenue.  Our consolidated revenue increased $1.1 million, or 4.5%, to $25.9 million during the first quarter of 2012, from $24.8 million during the first quarter of 2011.  Contributing to this increase was higher revenue from our public sector and utility businesses, partially offset by the loss of revenue from the commercial and industrial market (“C&I”) due to our decision to exit this market in 2011.  Also contributing to 2012 revenue was $255 thousand realized from the sale of electricity from the Zemel Road generating facility, which began operation in October 2011.

Gross Profit.  Our gross profit for the first quarter of 2012 was $3.8 million, an $813 thousand decline from the $4.6 million in gross profit earned during the first quarter of 2011.  Our gross profit margin for the first quarter of 2012 was 14.7%, compared to 18.7% for the year-earlier period.  An improvement in the margin earned by our utility business was more than offset by a decline in the margin earned by our public sector business, which was impacted by a mix of business that included lower margin projects.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $613 thousand or 8.6%, to $7.8 million during the first quarter of 2012, when compared to the $7.2 million of expense for the first quarter of 2011.  This increase was related to the continued growth of our utility business, and to a lesser extent, our continued investment in our asset development business.  These increases were partially offset by lower SG&A expense associated with all our other markets and corporate overhead.  Our SG&A expense as a percentage of revenue increased slightly from 28.8% for the first quarter of 2011, to 30.0% of revenue for the first quarter of 2012 as a result of our SG&A expense growing faster than our revenue.

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

Total contractual interest and fees increased $53 thousand, to $60 thousand, during the first quarter of 2012 from $7 thousand during the first quarter of 2011.  This increase was the result of borrowings under the term loan which we entered into in November 2011 to finance a portion of the construction of the Zemel Road generating facility, and the unused line fee on our line of credit, which we put in place in

March 2011.  Amortization of deferred financing fees increased $14 thousand, to $17 thousand during the first quarter of 2012, from $3 thousand during the same period in 2011.  This additional amortization expense was associated with the costs of securing the Zemel Road term loan, which are being amortized over the 5-year term of the loan.

Interest income decreased $15 thousand to $25 thousand during the first quarter of 2012, from $40 thousand during the first quarter of 2011.  This decline was the result of lower average invested cash balances and lower average balance on long-term receivables held by Lime Finance.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated Results (in thousands)

	Three Months Ended
	June 30,
		2011	Change
	2012	Restated	$	%

Revenue	$21,567	$22,110	$(543)	-2.5%
Cost of sales	16,948	19,160	(2,212)	-11.5%
Gross profit	4,619	2,950	1,669	56.6%

Selling, general and administrative expenses	9,027	6,745	2,282	33.8%
Amortization of intangibles	186	153	33	21.6%
Restructuring charge	—	1,109	(1,109)	-100.0%
Operating loss	(4,594)	(5,057)	463	-9.2%

Other (expense) income	(68)	15	(83)	-553.3%
Net loss	$(4,662)	$(5,042)	$380	-7.5%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	June 30,
		2011
	2012	Restated

Revenue	100.0%	100.0%
Cost of sales	78.6%	86.7%
Gross profit	21.4%	13.3%

Selling, general and administrative expenses	41.9%	30.5%
Amortization of intangibles	0.9%	0.7%
Restructuring charge	0.0%	5.0%
Operating loss	-21.3%	-22.9%

Other (expense) income	-0.3%	0.1%
Net loss	-21.6%	-22.8%

Revenue.  Total revenue declined $543 thousand, or 2.5% to $21.6 million for the three-month period ended June 30, 2012, when compared to the $22.1 million earned during the same period in 2011.  The loss of revenue from the C&I market, which we decided to exit during 2011, was the primary cause of the decline in revenue for the period.  Revenue from our public sector market also declined slightly, while revenue from our utility business increased approximately $1.6 million.

Gross Profit.  Gross profit increased $1.7 million, or 56.6%, during the second quarter of 2012 to $4.6 million, when compared to the $2.9 million earned in the second quarter of 2011.  Our gross profit margin improved from 13.3% for the second quarter of 2011 to 21.4% for the second quarter of 2012.  Improvements in the gross margin earned by our utility business partially offset by a decline in gross margin earned by our public sector business.  The improvement in the margin earned by the utility business was primarily the result of operational improvements, while the margins earned by the public sector business declined as a result of a shift in business mix.

Selling, General and Administrative Expenses.  Selling, general & administrative expense increased $2.3 million, or 33.8%, to $9.0 million for the three-month period ended June 30, 2012, when compared to $6.7 million for the same period in 2011.  SG&A expense as a percent of revenue increased from 30.5% to 41.9%.  The startup of new utility programs along with the continued growth of our utility business was responsible for the increase in our SG&A expense during the period.  New utility programs typically incur losses for several months while we establish a new office, hire employees and begin to build revenue.

Amortization of Intangibles.  Amortization expense increased $33 thousand to $186 thousand in the second quarter of 2012 when compared to $153 thousand for the second quarter of 2011.  All of this increase was associated with amortization of the Zemel Road gas rights, which we began amortizing in November 2011.

Restructuring Charge.  During the second quarter of 2011 we initiated a restructuring intended to reduce SG&A by approximately $3 million annually from what it would have been without the restructuring beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions.  We recorded a restructuring charge of approximately $1.1 million in connection with this restructuring, consisting primarily of severance related costs.

Other Income and Expense.  Other Income and Expense changed from $15 thousand of income during the second quarter of 2011 to $68 thousand of expense during the second quarter of 2012 due to interest expense on the Zemel Road term loan, which we put in place in November 2011.

The components of interest expense for the three-month periods ended June 30, 2012 and 2011 are as follows (in thousands):

Three months ended June 30,	2012	2011
Line of credit	$5	$5
Term note	93	—
Mortgage	—	5
Other	2	1
Total contractural interest	100	11
Amortiztion of deferred issuance costs	11	8
Increase in value of interest rate swap	(20)	—
Total interest expense	$91	$19

Total contractual interest increased $89 thousand to $100 thousand during the second quarter of 2012, when compared to $11 thousand for the second quarter of 2011.  This increase was due to the addition of the Zemel Road term loan, partially offset by the elimination of mortgage interest due to the October 2011 sale of our former headquarters in Elk Grove Village, Illinois.  Amortization of the costs associated with securing the term loan contributed to the $3 thousand increase in amortization of deferred issuance costs.  These increased costs were partially offset by an increase in the value of the interest rate swap on the term loan.

Interest income declined $11 thousand to $23 thousand during the second quarter of 2012, from $34 thousand earned in the year earlier period.  This decline was the result of lower invested cash balances and lower average long-term receivable balances held by Lime Finance.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated Results (in thousands)

	Six Months Ended
	June 30,
		2011	Change
	2012	Restated	$	%

Revenue	$47,507	$46,931	$576	1.2%
Cost of sales	39,066	39,345	(279)	-0.7%
Gross profit	8,441	7,586	855	11.3%

Selling, general and administrative expenses	16,799	13,904	2,895	20.8%
Amortization of intangibles	372	307	65	21.2%
Restructuring charge	—	1,109	(1,109)	100.0%
Operating loss	(8,730)	(7,734)	(996)	12.9%

Other (expense) income	(120)	45	(165)	-366.7%
Net loss	$(8,850)	$(7,689)	$(1,161)	15.1%

The following table presents the percentage of certain items to revenue:

	Six Months Ended
	June 30,
		2011
	2012	Restated

Revenue	100.0%	100.0%
Cost of sales	82.2%	83.8%
Gross profit	17.8%	16.2%

Selling, general and administrative expenses	35.4%	29.6%
Amortization of intangibles	0.8%	0.7%
Restructuring charge	0.0%	2.4%
Operating loss	-18.4%	-16.5%

Other income	-0.3%	0.1%
Net loss	-18.6%	-16.4%

Revenue.  Our consolidated revenue increased $576 thousand, or 1.2% to $47.5 million during the six-month period ended June 30, 2012, when compared to the $46.9 million generated during the first half of 2011.  Increases in revenue from both our utility and public sector businesses was partially offset by the loss of revenue from our C&I business, which we decided to exit during the second quarter of 2011.  The increase in revenue realized by both the utility and public sector businesses was the result of new contract awards.  Revenue from the Zemel Road landfill-gas-to-electricity facility, which began operation in November 2011, contributed $473 thousand to revenue during the first half of 2012.

Gross Profit.  Our gross profit increased $855 thousand, or 11.3% to $8.4 million during the first half of 2012, from $7.6 million earned during the first half of 2011.  The consolidated gross profit margin earned on sales improved from 16.2% for the first half of 2011 to 17.8% for the first half of 2012.  An increase in the gross margin earned by our utility business was partially offset by a decline in the margin earned by our public sector business.  Our utility business benefited from improved operating efficiencies while the public sector’s margin declined as a result of the mix of business that included lower margin jobs.  The combination of increased revenue and higher consolidated gross profit margin led to the reported increase in gross profit when compared to the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 20.8%, or $2.9 million to $16.8 million for the first six months of 2012, when compared to $13.9 million for the first six months of 2011.  Almost all of this increase in SG&A expense was associated with the growth of our utility business and startup of new utility programs.

Amortization of Intangibles.  Amortization expense increased $65 thousand to $372 thousand for the first half of 2012 when compared to $307 thousand for the same period in 2011.  All of this increase was associated with amortization of the Zemel Road gas rights, which we began amortizing in November 2011.

Restructuring Charge.  During the second quarter of 2011 we initiated a restructuring intended to reduce SG&A by approximately $3 million annually from what it would have been without the restructuring beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions.  We recorded a restructuring charge of approximately $1.1 million in connection with this restructuring, consisting primarily of severance related costs.

Other Income and Expense.   Other expense increased $165 thousand to $120 thousand of expense during the first half of 2012, from income of $45 thousand for the first half of 2011.  Total interest expense increased $138 thousand to $168 thousand during the 2012 period, from $30 thousand during the year-earlier period.  The components of interest expense for the six-month periods ended June 30, 2012 and 2011 are as follows (in thousands):

Six months ended June 30,	2012	2011

Line of credit	$11	$7
Term note	148	—
Mortgage	—	9
Other	2	4

Total contractural interest	161	20

Amortiztion of deferred issuance costs	28	10
Increase in value of interest rate swap	(21)	—

Total interest expense	$168	$30

Contractual interest expense increased $141 thousand during the six months ended June 30, 2012, to $161 thousand, when compared to $20 thousand for the first six months of 2011.  We closed on a term loan to finance the construction of Zemel Road generating facility in November 2011.  The interest on this term loan added $148 thousand to our 2012 interest expense.  This increase was partially offset by the elimination of the mortgage interest on our former headquarters, which we sold in October 2011.  Amortization of the closing costs associated the term loan was responsible for the increase in the reported amortization of deferred financing costs during the period.  These increases were partially offset by a $21 thousand gain resulting from an increase in the value of the interest rate swap on the term loan.

Interest income declined $27 thousand to $48 thousand during the first half of 2012, from $75 thousand for the first half of 2011.  This decline was the result of lower invested cash balances and a reduction in the average balance of long-term receivables held by Lime Finance.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated Results (in thousands)

	Three Months Ended
	September 30,
		2011	Change
	2012	Restated	$	%

Revenue	$18,166	$26,119	$(7,953)	-30.4%
Cost of sales	14,720	21,193	(6,473)	-30.5%
Gross profit	3,446	4,926	(1,480)	-30.0%

Selling, general and administrative expenses	9,815	6,370	3,445	54.1%
Amortization of intangibles	173	153	20	13.1%
Restructuring charge	—	172	(172)	-100.0%
Operating loss	(6,542)	(1,769)	(4,773)	269.8%

Other (expense) income	(56)	15	(71)	-473.3%
Net loss	$(6,598)	$(1,754)	$(4,844)	276.2%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	September 30,
		2011
	2012	Restated

Revenue	100.0%	100.0%
Cost of sales	81.0%	81.1%
Gross profit	19.0%	18.9%

Selling, general and administrative expenses	54.0%	24.4%
Amortization of intangibles	1.0%	0.6%
Restructuring charge	0.0%	0.7%
Operating loss	-36.0%	-6.8%

Other (expense) income	-0.3%	0.1%
Net loss	-36.3%	-6.7%

Revenue.  Consolidated revenue for the three-month period ended September 30, 2012 declined $8.0 million, or 30.4%, to $18.2 million when compared to $26.1 million for the same period in 2011.  Revenue from our utility business increased approximately 10% during the third quarter of 2012, when compared to the third quarter of 2011, primarily as the result of the startup of new utility programs.  This increase was more than offset by declines in revenue from our public sector business and the loss of revenue resulting from the exit from the C&I business.  Revenue generated by our public sector business declined as the result of our inability to bond recently secured projects due to concerns on the part of our surety provider’s following the announcement of our need to restate our historical financial statements.

Gross Profit.  The gross profit earned during the third quarter of 2012 declined $1.5 million, or 30.0%, to $3.4 million, from $4.9 million earned during the third quarter of 2011.  Our gross profit margin earned on sales improved slightly from 18.9% to 19.0% during the third quarter, primarily as a result of a change in the mix of business whereby our utility business represented a larger portion of our total revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.4 million, or 54.1% to $9.8 million during the third quarter of 2012, from $6.4 million for the third quarter of 2011.  The increase in SG&A expense, in combination with the decline in revenue caused the SG&A as a percentage of revenue to increase from 24.4% in the third quarter of 2011 to 54.0% in the third quarter of 2012.  Contributing to the increase in SG&A expense was $1.5 million of restatement related costs incurred during the quarter and an increase in the allowance for doubtful accounts of $615 thousand due an increase in the amount of extended accounts receivable to smaller businesses under our utility programs.  The balance of the increase was associated with the growth of our utility business and startup of new utility programs.

Amortization of Intangibles.  Amortization expense increased $20 thousand to $173 thousand in the second quarter of 2012 when compared to $153 thousand for the second quarter of 2011.  All of this increase was associated with amortization of the Zemel Road gas rights, which we began amortizing in November 2011.

Other Income and Expense.  Other expense increased $71 thousand to $56 thousand of expense during the third quarter of 2012 from income of $15 thousand during the third quarter of 2011.    Total interest expense increased $60 thousand to $79 thousand during the period, from $19 thousand in the year-earlier period.  The components of interest expense for the three-month periods ended September 30, 2012 and 2011 are as follows (in thousands):

Three months ended September 30,	2012	2011

Line of credit	$5	$5
Term note	53	—
Mortgage	—	5
Other	1	1
Total contractural interest	59	11

Amortiztion of deferred issuance costs	11	8
Decrease in value of interest rate swap	9	—

Total interest expense	$79	$19

Contractual interest expense increased $48 thousand during the third quarter of 2012 to $59 thousand, when compared to $11 thousand for the third quarter of 2011.  The term loan used to finance the Zemel Road generating facility added $53 thousand to the third quarter 2012 interest expense.  This was partially offset by the elimination of the mortgage interest, which was repaid in October 2011.  Also contributing to the increase in third quarter 2012 interest expense was a $3 thousand increase in amortization of deferred issuance costs and a $9 thousand charge to record the decline in the value of the interest rate swap on the term loan.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated Results (in thousands)

	Nine Months Ended
	September 30,
		2011	Change
	2012	Restated	$	%

Revenue	$65,673	$73,049	$(7,376)	-10.1%
Cost of sales	53,784	60,536	(6,752)	-11.2%
Gross profit	11,889	12,513	(624)	-5.0%

Selling, general and administrative expenses	26,614	20,274	6,340	31.3%
Amortization of intangibles	545	460	85	18.5%
Restructuring charge	—	1,281	(1,281)	100.0%
Operating loss	(15,270)	(9,502)	(5,768)	60.7%

Other (expense) income	(177)	60	(237)	-395.0%
Net loss	$(15,447)	$(9,442)	$(6,005)	63.6%

The following table presents the percentage of certain items to revenue:

	Nine Months Ended
	September 30,
		2011
	2012	Restated

Revenue	100.0%	100.0%
Cost of sales	81.9%	82.9%
Gross profit	18.1%	17.1%

Selling, general and administrative expenses	40.5%	27.8%
Amortization of intangibles	0.8%	0.6%
Restructuring charge	0.0%	1.8%
Operating loss	-23.3%	-13.0%

Other income	-0.3%	0.1%
Net loss	-23.5%	-12.9%

Revenue.  Our consolidated revenue for the nine-month period ended September 30, 2012 declined $7.4 million, or 10.1%, to $65.6 million from $73.0 million for the nine-month period ended September 30, 2011.  A 25% increase in revenue from our utility business was more than offset by loss of revenue from the exit from our C&I business and a decline in revenue from our public sector business.  Revenue generated by our public sector business declined as the result of our inability to bond recently secured projects due to concerns on the part of our surety provider’s following the announcement of our need to restate our historical financial statements.  This inability to bond new projects was the primary reason we decided to sell the public sector business during the first quarter of 2013.

Gross Profit.  Our gross profit declined $624 thousand, or 5.0% to $11.9 million during the first nine months of 2012 when compared to the $12.5 million earned during the 2011 period.  Our gross profit margin increased from 17.1% to 18.1% as a result of improved margins earned in the utility business and an increase in the portion of our revenue earned from the utility business.  The improvement in the gross margin earned by the utility business was the result of improvements in operational efficiencies as this business continues to grow and mature.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $6.3 million or 31.3%, to $26.6 million during the first nine months of 2012 from $20.3 million during the first nine months of 2011.  Contributing to this increase was $1.5 million in expenses related to our restatement and a $1.1 million increase in the allowance for doubtful accounts.  The balance of the increase was related to the growth of our utility business and the startup of new utility programs. The decline in revenue in combination with the increase in our SG&A expense resulted in our SG&A expense as a percentage of revenue increasing from 27.8% during the first nine months of 2011 to 40.5% during the first nine months of 2012.

Amortization of Intangibles.  Amortization expense increased $85 thousand to $545 thousand during the first nine months of 2012 from $460 thousand for the first nine months of 2011.  All of this increase was associated with amortization of the Zemel Road gas rights, which we began amortizing in November 2011.

Restructuring Charge.  During the second quarter of 2011 we initiated a restructuring intended to reduce SG&A by approximately $3 million annually from what it would have been without the restructuring beginning in 2012.  As part of this restructuring we realigned our C&I business unit to reduce costs, increase its efficiency and integrate it with the energy efficiency operations of our public sector group.  This change permitted us to also reduce certain corporate overhead costs through the consolidation of accounting and administrative functions.  We recorded a restructuring charge of approximately $1.3 million in connection with this restructuring, consisting primarily of severance related costs.

Other Income and Expense.  Other expense increased $237 thousand to $177 thousand during the first nine months of 2012 from income of $60 thousand during the same period in 2011.    Total interest expense increased $198 thousand to $247 thousand during the period, from $49 thousand in the year-earlier period.  The components of interest expense for the nine-month periods ended September 30, 2012 and 2011 are as follows (in thousands):

Nine months ended September 30,	2012	2011

Line of credit	$16	$12
Term note	200	—
Mortgage	—	14
Other	2	5
Total contractural interest	218	31

Amortiztion of deferred issuance costs	40	18
Increase in value of interest rate swap	(11)	—
Total interest expense	$247	$49

Total contractual interest increased $187 thousand, to $218 thousand, for the first nine months of 2012, when compared to $31 thousand for the nine-month period ended September 30, 2011.  We entered into a term loan to finance the Zemel Road generating facility in November 2011, which increased our interest expense for the nine-month period by $200 thousand.  This was partially offset by the reduction of $14 thousand in interest expense resulting from the repayment of the mortgage after the sale of our former headquarters building in October 2011.  Amortization of deferred issuance costs increase $22 thousand to $40 thousand as a result of costs incurred in closing the term loan.  Partially offsetting these increases was an $11 thousand benefit associated with a net decline in the value of the interest rate swap on the term loan during 2012.

Interest income decreased $39 thousand, to $70 thousand during the first nine months of 2012, from $109 thousand during the first nine months of 2011.  This decline was the result of lower average invested cash balances and lower average long-term receivables balances held by Lime Finance.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $2.2 million (including restricted cash of $500 thousand), compared to $9.0 million on December 31, 2011 (including restricted cash of $725 thousand). Our debt obligations as of September 30, 2012 consisted of a term note of $3.5 million and various vehicle loans totaling $19 thousand.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

		2011
Three months ended March 31,	2012	(Restated)

Net cash used in operating activities	$(4,396)	$(3,962)
Net cash used in investing activities	(233)	(1,108)
Net cash provided by (used in) financing activities	17	(69)

Net Decrease in Cash and Cash Equivalents	$(4,612)	$(5,139)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$3,678	$7,877

Net unrestricted cash decreased $4.6 million during the three-month period ended March 31, 2012 as compared to decreasing $5.1 million during the three-month period ended March 31, 2011.

Operating Activities

Operating activities consumed cash of $4.4 million during the three-month period ended March 31, 2012 as compared to consuming cash of $3.9 million during the same period in 2011.

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

	2012	2011
Three Months Ended March 31,	(Restated)	(Restated)

Net Loss	$(4,188)	$(2,647)

Provision for bad debt	40	76
Share-based compensation	553	348
Depreciation and amortization	450	288
Amortization of deferred financing costs	17	3
Issuance of stock in exchange for services received	20	—
Gain on disposition of property and equipment	—	(2)

Cash consumed by operating activities before changes in assets and liabilities	$(3,108)	$(1,934)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$6,635	$(2,240)
Inventories	40	121
Costs and estimated earnings in excess of billings on uncompleted contacts	2,379	(1,427)
Prepaid and other	60	(230)
Accounts payable	(4,712)	794
Accrued expenses	159	(400)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,694)	1,467
Other current liabilities	(155)	(113)

Cash consumed from changes in assets and liabilities	$(1,288)	$(2,028)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	2012	2011
	(Restated)	(Restated)

Cash consumed by operating activities before changes in assets and liabilities	$(3,108)	$(1,934)

Cash consumed from changes in assets and liabilities	(1,288)	(2,028)

Net cash used in operating activities	$(4,396)	$(3,962)

The cash consumed by operating activities before changes in assets and liabilities increased $1.2 million, to $3.1 million, during the three-month period ended March 31, 2012, as compared to consuming $1.9 million during the three-month period ended March 31, 2011.  The increase in cash consumed by operating activities before changes in assets and liabilities was primarily the result of a larger cash loss (net income less non-cash charges) incurred during the period.

We consumed approximately $1.3 million of cash from changes in assets and liabilities during the three-month period ended March 31, 2012, compared to consuming $2.0 million during the first three months of 2011.  The decrease in cash use was the result of the shift in the mix of business for the quarter that included a larger contribution from the utility business, which generally has a lower working capital requirement than the public sector business.

Investing Activities

During the first three months of 2012 we used $234 thousand in investing activities, compared to using $1.1 million during the same period in 2011.  During the three-month period ended March 31, 2012, we made purchases of property and equipment totaling $234 thousand, mostly comprised of internally developed software for the utility program and office equipment and furniture for new utility program offices.  During the same period in 2011 we used $1.1 million for capital purchases.  Approximately $800 thousand of the 2011capital expenditures were to fund the construction of the Zemel Road landfill-gas to electricity facility.  This facility was completed in October 2011.  The balance of the 2011 expenditures were associated with the growth of our utility program management business as we opened new offices to support new contracts.

Financing Activities

During the first three months of 2012 financing activities generated cash of $17 thousand, compared to consuming $69 thousand during the year earlier period.  During the 2012 period we received $80 thousand from the sale of shares to employees through our employee stock purchase plan.  These sources of cash were partially offset by $63 thousand of scheduled principal payments on our debt.  During the 2011 period we made scheduled principal payments on our debt of $38 thousand and incurred $31 thousand in costs related to securing our line of credit.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

		2011
Six months ended June 30,	2012	(Restated)

Net cash used in operating activities	$(6,666)	$(4,378)
Net cash used in investing activities	(508)	(2,018)
Net cash provided by (used in) financing activities	2,504	(96)

Net Decrease in Cash and Cash Equivalents	$(4,670)	$(6,492)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$3,620	$6,524

Net unrestricted cash decreased $4.7 million during the six-month period ended June 30, 2012 as compared to decreasing $6.5 million during the six-month period ended June 30, 2011.

Operating Activities

Operating activities consumed cash of $6.7 million during the six-month period ended June 30, 2012 as compared to consuming cash of $4.4 million during the same period in 2011.

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

	Six Months Ended June 30,
		2011
	2012	(Restated)

Net Loss	$(8,850)	$(7,689)

Provision for (recovery of) bad debt	528	95
Share-based compensation	1,475	1,166
Depreciation and amortization	920	597
Amortization of deferred financing costs	28	10
Issuance of stock in exchange for services received	20	—
(Gain) loss on disposition of property and equipment	—	(3)

Cash consumed by operating activities before changes in assets and liabilities	$(5,879)	$(5,824)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$6,890	$1,309
Inventories	40	(25)
Costs in excess uncompleted contracts	3,811	215
Other current assets	(17)	(220)
Accounts payable	(2,679)	1,366
Accrued expenses	(130)	539
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,512)	(1,489)
Other current liabilities	(190)	(249)

Cash (consumed) generated from changes in assets and liabilities	$(787)	$1,446

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Six Months Ended June 30,
		2011
	2012	(Restated)

Cash consumed by operating activities before changes in assets and liabilities	$(5,879)	$(5,824)

Cash (consumed) generated from changes in assets and liabilities	(787)	1,446

Net cash used in operating activities	$(6,666)	$(4,378)

The cash consumed by operating activities before changes in assets and liabilities increased $55 thousand, to $5.9 million, during the six-month period ended June 30, 2012 as compared to consuming $5.8 million for the same period in the 2011.  The increase in cash consumed by operating activities before changes in assets and liabilities was the result of the higher cash loss (net income less non-cash charges) recorded during the period.

Changes in assets and liabilities during the six-month period ended June 30, 2012 consumed $787 thousand, compared to generating $1.4 million during the first six months of 2011.  This increase in the use of cash was primarily the result of the timing of revenue during the period.

Investing Activities

We used $508 thousand in investing activities during the first six months of 2012, compared to using $2.0 million during the same period in 2011.  During the six-month period ended June 30, 2012, we made purchases of property and equipment totaling $733 thousand, which was partially offset by a decline in our restricted cash of $225 thousand.  During the same period in 2011 we used $3.2 million for capital purchases, which was offset by a $1.2 million reduction in restricted cash.  The equipment purchases during 2012 were primarily related to continuing to build out the software platform for our utility business and for furniture and office equipment largely associated with the growth of our utility programs.  Approximately $2.6 million of the 2011capital expenditures were to fund the construction of the Zemel Road landfill-gas to electricity facility, which was completed in October 2011.  The balance of the 2011 expenditures were associated with the growth of our utility program management business as we opened new offices to support new contracts.

Financing Activities

During the first six months of 2012 financing activities generated cash of $2.5 million, compared to consuming $96 thousand during the year earlier period.  In May 2012 we completed a private placement of 1 million shares of our common stock at $2.55 per share to our Chairman.  We also generated $80 thousand from the sale of shares to employees through our employee stock purchase plan.  These sources of cash were partially offset by $126 thousand of scheduled principal payments on our debt.  During the 2011 period we made scheduled principal payments on our debt of $65 thousand and incurred $31 thousand in costs related to securing our line of credit.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

		2011
Nine months ended September 30,	2012	(Restated)

Net cash used in operating activities	$(8,526)	$(4,868)
Net cash used in investing activities	(562)	(4,535)
Net cash provided by (used in) financing activities	2,525	(60)

Net Decrease in Cash and Cash Equivalents	$(6,563)	$(9,463)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$1,727	$3,553

Net unrestricted cash decreased $6.6 million during the nine-month period ended September 30, 2012 as compared to decreasing $9.4 million during the nine-month period ended September 30, 2011.

Operating Activities

Operating activities consumed cash of $8.5 million during the nine-month period ended September 30, 2012 as compared to consuming cash of $4.9 million during the same period in 2011.

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

	Nine Months Ended September 30,
		2011
	2012	(Restated)

Net Loss	$(15,447)	$(9,442)
Provision for (recovery of) bad debt	1,143	156
Share-based compensation	1,675	1,615
Depreciation and amortization	1,388	926
Amortization of deferred financing costs	40	18
Issuance of stock in exchange for services received	20	—
(Gain) loss on disposition of property and equipment	(2)	105

Cash consumed by operating activities before changes in assets and liabilities	$(11,183)	$(6,622)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$11,509	$(3,229)
Inventories	58	273
Costs and estimated earnings in excess of billings on uncompleted contacts	2,180	318
Other current assets	(96)	(144)
Accounts payable	(975)	1,205
Accrued expenses	29	501
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,858)	3,083
Customer deposits	(190)	(253)

Cash (consumed) generated from changes in assets and liabilities	$2,657	$1,754

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Nine Months Ended September 30,
		2011
	2012	(Restated)

Cash consumed by operating activities before changes in assets and liabilities	$(11,183)	$(6,622)

Cash (consumed) generated from changes in assets and liabilities	2,657	1,754

Net cash used in operating activities	$(8,526)	$(4,868)

The cash consumed by operating activities before changes in assets and liabilities increased $4.6 million, to $11.2 million, during the nine-month period ended September 30, 2012 as compared to consuming $6.6 million for the same period in the 2011.  The increase in cash consumed by operating activities before changes in assets and liabilities was the result of lower revenue, due to our inability to bond new projects, and increased SG&A expense, as a result of restatement related costs and the startup of new utility programs.

We generated $2.7 million of cash from changes in assets and liabilities during the first nine months of 2012, compared to generating $1.8 million of cash during the 2011 period.  The increase in cash generated from changes in assets and liabilities was due to the slowdown in public sector business during the third quarter.

Investing Activities

We used $562 thousand in investing activities during the first nine months of 2012, compared to using $4.5 million during the same period in 2011.  During the nine-month period ended September 30, 2012, we made purchases of property and equipment totaling $787 thousand, which was partially offset by a decline in our restricted cash of $225 thousand.  During the same period in 2011 we used $5.7 million for capital purchases, which was offset by a $1.2 million reduction in restricted cash.  The equipment purchases during 2012 were primarily related to continuing to build out the software platform for our utility business and for furniture and office equipment.  Approximately $4.8 million of the 2011capital expenditures were to fund the construction of the Zemel Road landfill-gas to electricity facility.  This facility was completed in October 2011.  The balance of the 2011 expenditures were associated with the growth of our utility program management business as we opened new offices to support new contracts.

Financing Activities

During the first three quarters of 2012 financing activities generated cash of $2.5 million, compared to consuming $60 thousand during the year earlier period.  In May 2012 we completed a private placement of 1 million shares of our common stock at $2.55 per share to our Chairman, we also generated $171 thousand from the sale of shares to employees through our employee stock purchase plan.  These sources of cash were partially offset by $183 thousand of scheduled principal payments on our debt and $13 thousand of costs related to the private placement.  During the 2011 period we received $64 thousand from the exercise of employee stock options, made scheduled principal payments on our debt of $93 thousand and incurred $31 thousand in costs related to securing our line of credit.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available cash reserves.  In October 2012, we closed on the issuance of a $6 million subordinated convertible note, the proceeds of which are being used for general corporate purposes.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Our plans in regard to these matters are also described in

Note 1 and on our annual report for the year ended December 31, 2012 on Form 10-K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue to expand the sales of our services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, unfunded capital expenditures, and the level and amount of product marketing and sales efforts, among other things.  In addition to normal capital requirements, there is a reasonable possibility that the total costs not covered by insurance to complete the restatement and respond to related shareholder suits will total between $4 and $5 million.

Whereas prior to the announcement of the need to restate our historical financials we were able to obtain surety bonds for our large public sector projects without having to post any collateral, following the announcement some of the surety companies that had been providing our surety bonds refused to issue any new bonds until our restated financial statements where available, while others started requiring collateral of between 30% and 100% of the amount of the bond.  Having recently been awarded a significant number of new public sector contracts that would require bonds, and knowing that we would not be able meet the sureties’ collateral requirements without impairing the working capital position of the company, we decided the to sell the public sector business.  This sale closed on February 28, 2013.

With the sale of the public sector business, we are focused on continuing to build our utility business, where we believe we are the leading provider of small business direct install services to utilities in the country.  The sale of the public sector business also allowed us to reduce our corporate overhead and therefore our anticipated breakeven level.  We believe that with the lower overhead costs we can achieve profitability with the utility contracts that we currently hold during the second half of 2013.

It is possible that we will seek some additional form of capital during 2013 to strengthen our working capital position and permit us to maximize the potential of each of the utility contracts that we currently hold.  It is possible that this new form of capital will have rights that are superior to the rights of our existing investors.  If we need to raise this additional capital but are unable to do so there may be interruptions to our business, we may not achieve the revenue levels we project for the balance of the year thereby preventing us from achieving profitability during 2013, and it is possible we may have to cease operations entirely.

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

ITEM 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and, include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer

(“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We had previously carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, at the time our 10-Q for the quarter ended March 31, 2012 was filed on May 10, 2012, management concluded that our disclosure controls and procedures were effective as of March 31, 2012.  Subsequent to that evaluation, in connection with the Restatement, management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of March 31, 2012 because of the deficiencies in our internal control over financial reporting discussed below. We also carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30 2012 and as of September 30, 2012. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of as of June 30, 2012 or as of September 30, 2012 because of the deficiencies in our internal control over financial reporting discussed below.

DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the direction of the Audit Committee and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its controls and procedures. Based on this evaluation, the Company has concluded that due to a material weakness in project accounting, these controls and procedures were not effective as of December 31, 2012.

Our prior project accounting controls failed to identify in a timely manner the conscious and coordinated efforts by certain members of our accounting and operations staff to prematurely recognize and to recognize revenue for which there was no underlying contract or in excess of the contract amount.  We have identified the following deficiencies in our prior controls:

•                                          The order entry function for each operational division reported to that division rather than to corporate accounting;

•                                          We failed to enforce our policies regarding required documentation for booking job cost accruals;

•                                          We did not require sufficient review and approval of vendor invoices to assure that work invoiced was properly completed before entry of vouchers for such invoices; and

•                                          We did not have sufficient monitoring controls in place to review journal entries posted to the general ledger and access rights to the system.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the restatements of our financial statements for the years ended December 31, 2008, 2009, 2010 and 2011 and the quarter ended

March 31, 2012, and contributed to the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012, September 30, 2012 and March 31, 2013 and, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, our management has taken the following steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

REMEDIATION

Following the Audit Committee’s independent review, and in response to the deficiencies discussed above, we have taken the following measures to improve internal control over financial reporting:

•                  We have terminated employees identified as having participated in the misreporting of revenue.

•                  We have modified our procedures so that the order entry function for each division now reports directly to corporate accounting; previously, the order entry function for each division reported to its division.

•                  We have implemented a program to more rigorously enforce our policies with respect to documentation required prior to booking accruals, including CFO review of supporting documentation for any job cost accrual.

•                  We have determined to require that our controller be a certified public accountant with extensive construction accounting experience acting in the role of a controller. We are currently engaged in a search to find candidates for the position with those qualifications.

•                  We have instituted several changes to our controls to require additional review and approval of vendor invoices to assure that work has been properly completed before entry of vouchers into the accounting system.

•                  Our CFO has conducted group meetings with accounting staff in our headquarters and our Woodbridge, NJ office to review revenue recognition policies and procedures.  The CFO has also conducted individual meetings with the accounting clerks in each of those offices to review their individual reporting responsibilities with respect to any misconduct in which they are asked to participate and ensure that they are aware of our procedures for reporting any misconduct and the importance of ethical behavior.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarters ended March 31, 2012, June 30, 2012 or September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of Lime Energy’s securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by Lime dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants issued false and misleading statements concerning Lime’s revenues during the class period and thereby artificially inflated Lime’s stock price.  On May 15, 2013, Defendants filed a motion to dismiss, arguing that the Consolidated Amended Class Action Complaint failed to plead facts sufficient to establish a “strong inference” that the defendants acted with scienter (i.e., either knowingly or recklessly) in connection with any of the alleged misstatements, as required by the PSLRA.  Plaintiffs’ filed their response to the motion to dismiss on July 22, 2013, and Defendants’ reply is due August 22, 2013.  A status hearing on the motion before Judge Gettleman has been set for October 24, 2013.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that Lime’s officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning Lime’s revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs’ filed their response on July 8, 2013, and Defendants’ reply was filed on July 22, 2013.   The Court has indicated that it will rule orally on the motion to dismiss on August 27, 2013.

SEC Investigation.  The Securities and Exchange Commission is conducting an investigation of, among other things, Lime’s revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  Lime is cooperating with the Commission’s investigation.

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

101

The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month period ended March 31, 2012 and 2011 (restated), the three and six-month periods ended June 30, 2012and 2011 (restated) and the three and nine-month month periods ended September 30, 2012 and 2011 (restated), (ii) the Consolidated Balance Sheets at March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2011 (restated), (iii) the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2012 and 2011 (restated), the six-month period ended June 30, 2012 and 2011 (restated) and the nine-month period ended September 30, 2012 and 2011 (restated), and (iv) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: July 31, 2013	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: July 31, 2013	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)