Form 10-K
period 2012-12-31
LIME ENERGY CO.
filed 2013-07-31
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $8,596,386 based on the reported last sale price of common stock on June 29, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of July 26, 2013, there were 25,152,693 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

EXPLANATORY NOTE

Lime Energy Co. (the “Company”) previously disclosed by means of Current Reports on Form 8-K filed on July 17, 2012, and December 28, 2012, that its consolidated financial statements for the years ended December 31, 2008, 2009, 2010 and 2011, as well as quarterly financial statement for the three-month period ended March 31, 2012, could no longer be relied on due to errors in recognition of revenue. Details on the restatement and its impact on the Company’s controls and procedures are included in Part IV, Item 15 (a)(1) Financial Statements under Note 3 – Restatement of Consolidated Financial Statements and Part II Item 9A Controls and Procedures.

This Report presents our restated financial statements for the year ended December 31, 2011, and our financial statements for the year ended December 31, 2012.  Note 3 to the financial statements presents a reconciliation of our previously filed 2008, 2009, 2010 and 2011 financial statements to our restated financial statements for these periods.

On July 31, 2013, we filed an Quarterly Report on Form 10-Q that contained the restated, unaudited financial statements for the quarter ended March 31, 2012, including a reconciliation to the previously filed financial statements for the quarter, along with the unaudited financial statements for the three-month and six-month period ended June 30, 2012 and the three-month and nine-month period ended September 30, 2012, and the comparative prior year periods as restated, including a reconciliation to the previously filed financial statements.

Background of the Restatement

Following a partial internal review of certain accounting records, on Friday, July 13, 2012, Jeffrey Mistarz, the Company’s Chief Financial, concluded that that there was preliminary evidence suggesting that there had been misreporting of revenue from the Company’s utilities division.  At the request of Mr. Mistarz and John O’Rourke, the Company’s Chief Executive Officer, the Company’s regular outside corporate counsel immediately began a preliminary investigation of the facts and circumstances related to the misreporting of revenue.

On Saturday, July 14, 2012, the directors of the Company were informed of the reasons for the internal investigation.  A meeting of the Audit Committee was held on Sunday, July 15, 2012.  At that meeting, the Audit Committee determined that the Company’s consolidated financial statements on Form 10-K for the periods ended December 31, 2010, and December 31, 2011, and quarterly report on Form 10-Q for the period ended March 31, 2012, could no longer be relied upon.

On July 22, 2012, the Audit Committee met and established a subcommittee to conduct an independent investigation of the misreporting of revenue.  The subcommittee retained its own independent counsel and forensic accountants.

As part of the independent investigation, limited reviews were made of selected projects from the Company’s divisions other than the utilities division.  That review led to the discovery of misreporting of revenues from the public sector division, including evidence suggesting that there had been misreporting of revenues in the years ended December 31, 2008 and 2009.  On December 21, 2012, the Audit Committee determined that the Company’s financial statements for those years could no longer be relied on.

The independent investigation determined that the utilities and public sector divisions did misreport revenue.  The misreporting of revenue comprised the recognition of approximately $17.4 million of cumulative revenue through the first quarter of 2012 in periods earlier than the period in which such revenue should have been recognized and the recognition of approximately $14.2 million of revenue for which there was no underlying contract or for which the revenue recognized exceeded the amount of the contract.  The requirements for recognizing all but $500 thousand of the revenue recognized earlier than appropriate have been met as of December 31, 2012. As a result of that determination, the Company has restated its financial statements for each of the years 2008 through 2011 and for the first quarter of 2012.  The effects of the restatements of the fiscal years are set forth in this Report and the restatement of the first quarter of 2012 and the first, second and third quarters of 2011 are set forth in our 10-Q for the third quarter of 2012. In addition, as a result of the independent investigation, the Company has discharged seven employees identified as having been involved in the misreporting of revenue.

The independent investigation also concluded that the Company had deficiencies in its internal control over financial accounting.  Consequently, the Company has revised its previous evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2008, 2009, 2010 and 2011, and as of March 31, June 30 and September 30, 2012, and concluded that its disclosure controls and procedures were ineffective as of those dates because of material weaknesses in the Company’s internal control over financial reporting.  The Company has instituted a remediation plan for its internal control over financial reporting.  Notwithstanding the control deficiencies identified, the Company has performed additional analyses and other procedures to enable its management to conclude that the Company’s financial statements included in this Form 10-K fairly present, in all material respects, its financial condition and results of operations as of and for the years ended December 31, 2008, 2009, 2010 and 2011, See “Item 9A — Controls and Procedures.”

Cautionary Statement on Forward-Looking Information

This annual report contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events.  Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,”  “should,” “outlook,” “potential,” continues,” “future” and similar expressions, including when used in the negative.

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

•                                          the loss, or renewal on less favorable terms, of customer contracts;

•                                          the adequacy of our remediation of our disclosure controls and procedures;

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

PART I

Item 1.  Business.

Overview

We are a leader in designing and implementing energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals.  Utility-sponsored energy efficiency programs help reduce customer demand for electricity.  Using less electricity when demand is high (like on a hot summer day) can mean fewer new power plants and a smaller electric distribution system, which saves money and benefits the environment.  We offer utilities energy efficiency program delivery services targeted to their small and medium-sized business customers.  Our programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment.  This service allows the utility to delay investments in transmission and distribution upgrades and new power plants, while at the same time providing benefits to their clients in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment.

Our energy efficiency programs operate exclusively within the utility sector and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  We also have expertise in water conservation, building controls, refrigeration and facility weatherization.  We are prepared to offer these measures should they become eligible within a utility program.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals. Our direct install model is a turnkey solution under which we contract with our utility clients to design and market their small and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. This model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment.

We believe the following factors drive demand for small business direct install energy efficiency programs within the utility marketplace:

•                  Magnitude: 93% of all commercial buildings in the U.S. are occupied by small commercial businesses whose annual energy demand is less than 200 kilowatts (kW).

•                  Consumption: These same businesses account for 43% of the electricity consumption and almost 49% of the electricity expenditures.

•                  Opportunity: The large majority of these customers have not yet participated in any demand-side management program and most are still using older, less efficient lighting and HVAC equipment.

•                  SBDI Proliferation: U.S. customer-funded electric efficiency budgets totaled $6.9 billion in 2012, comprised of programs promoting energy efficiency, load management/demand response and evaluation, measurement, and verification.  This market is forecasted to grow to between $9.5 and $14.3 billion by 2025.  Our research of this segment indicates that current SBDI spending is approximately 5% of all U.S. energy ffficiency programs.  Given the cost-effectiveness of SBDI programs and the associated benefits of customer engagement for the utilities, we believe that the SBDI market will grow to 10% of all customer funded spending by 2020.  As we continue to add services to our utility offerings, we believe that we will increase the market opportunity across the customer-funded electric efficiency market.

•                  Regulation: Increasing regulatory pressures on utilities to increase the amount of energy efficiency and renewable energy in their resource plans.  Twenty seven states now have some form of Energy Efficiency Resource Standard (EERS) or Energy Efficiency Portfolio Standard (EEPS) in place that requires utilities to achieve a target level of energy sales reductions through energy efficiency.

•                  Politics: Increasing political pressure on utilities to help small businesses manage their energy costs in order to facilitate economic recovery and offset rate increases.

•                  Resources: Due to their size and lower consumption, utilities have not actively managed their small business customers in the past. They do not have the resources internally to effectively bring products and services to these customers as internal customer relationship personnel are typically focused on large industrial, municipal and commercial customers.

History and Business Development

On December 5, 1997, we were formed as Electric City LLC, a Delaware limited liability company.  On June 5, 1998, we changed from a limited liability company into a corporation by merging Electric City LLC into Electric City Corp., a Delaware corporation. Trading in our common stock commenced on August 14, 1998, on the OTC Bulletin Board.

On September 13, 2006, we changed our name to Lime Energy Co. to reflect our new Energy Efficiency Services focus.  Lime is an acronym for Less is More Efficient, which reflects our focus on reducing energy consumption.

On February 25, 2008, our stock began trading on the NASDAQ Capital Market under the trading symbol “LIME.”

In June 2008, we acquired Applied Energy Management, Inc. (“AEM”).  AEM provided energy engineering and consulting services and energy efficiency services similar to our existing energy efficiency lighting solutions.  In addition, it provided mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities through its Energy Service Company (“ESCO”) partners.

During 2009, we began serving utility services clients and in late 2009 we won our first contract to provide utility energy efficiency program services.

During 2011, we implemented a corporate restructuring to better integrate and streamline our operations and reduce costs.  As part of this restructuring, we merged many of our subsidiaries, changed the name of Applied Energy Management, Inc., to Lime Energy Services Co. and moved our corporate headquarters to Huntersville, North Carolina.  We also commenced operations of our first energy asset, the 2.8 MW landfill gas-to-energy project in Punta Gorda, Florida, owned by our wholly-owned subsidiary GES-Port Charlotte.

On February 28th, 2013, we divested certain assets of our wholly owned subsidiary, Lime Energy Service Company, constituting our energy service companies (ESCO) subcontracting business to PowerSecure, Inc., a subsidiary of PowerSecure International, Inc. (NASDAQ:POWR).  We completed this sale to allow us to focus all our resources on utility direct install programs.

Products and Services

Utility Program Management Services

As part of our Utility Program Management and Implementation services, we provide utilities with a single point solution for acquiring energy efficiency resources in their customers’ facilities.  Our wide range of services includes program design, program administration, marketing and sales, customer recruitment, auditing and implementation of energy efficiency projects. These services provide our utility clients a reliable and economically attractive means to meet state-mandated Energy Efficiency Resource Standards and provide targeted relief to overburdened distribution systems, while also stimulating local economies, creating local jobs and making significant reductions to the environmental impacts of their utility operations.

We typically provide our clients with these services in a bundled offering, although they have historically been provided in the industry as stand-alone services. These include:

Program Design

We design direct install programs that utilize our technology platform and historical energy efficiency program data, to enable utilities to more cost effectively utilize their demand-side management budgets to acquire energy efficiency resources in customer facilities. Our primary focus has been the small business customer segment, where we have a great deal of historical program data. We have invested heavily since 2009 in the tools and processes that make the implementation of these programs cost-effective in a customer segment that has been traditionally ignored due to the high fixed cost of acquiring each small project.

Program Administration

We provide administration of utility direct install programs, managing all aspects of program implementation. In this role we work closely with the utility on areas including customer data management, program data tracking, coordination with utility protocols and standards and program reporting. Our engagements typically include heavy involvement by our technology team with our utility client’s IT team for data gathering and reporting, including end-use customer data security.

Customer Recruitment - Marketing and Sales

In support of recruiting customers to participate in our utility direct install programs, we design and implement marketing campaigns including telemarketing, brochures and mailers, traditional media, hosted events, social media and neighborhood canvassing. We have a sales force in each program that is responsible for identifying prospects, managing the audit and proposal process and obtaining signed contracts for energy efficiency project implementation within our contracted territory.

Auditing and Customer Project Implementation

We have a technical team that provides audits of a customer’s facilities in support of customer proposals. This technical staff is responsible for calculating projected customer energy savings, constructability review and equipment specification. Our construction management team manages our relationships with equipment vendors and installation subcontractors with the responsibility for turnkey project implementation through closeout and customer satisfaction.

We have a national presence in key states that have instituted mandates and initiatives to support utility energy efficiency programs.  We have approximately 160 employees in 10 offices across 8 states.  Our offices are staffed with professionals who have significant expertise in utility energy efficiency program implementation, marketing, sales, energy auditing and construction.  Each program team is supported by corporate resources from dedicated functional areas.  The majority of our professionals are hired locally in the service territory for our applicable utility client.  We are able to maintain a highly scalable business model that deploys our professional employees to both work on ongoing programs and quickly launch programs in new markets.

Our program delivery model is comprised of:

•                  Program Startup: We provide program design services that include development of a go-to market strategy, cost-benefit analysis, energy conservation measure selection and implementation plans. At this time, we also conduct in-depth territory analysis and put in place the resources and infrastructure needed to successfully operate the program.

•                  Customer Engagement:  Our customer engagement services include creation of a comprehensive program marketing plan as well as development of a customer database, efficiency measure database, and customized cloud-based audit, proposal, job tracking and real-time reporting tools utilizing our proprietary technology platform.

•      Implementation Services: We provide complete turnkey implementation services through a network of trade allies comprised of local contractors who have been thoroughly vetted based on experience, safety record and customer satisfaction.  Energy efficiency measures offered under current programs include energy efficient lighting upgrades and energy efficient mechanical and electrical retrofit and upgrade.  Our field teams of energy advisors consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available incentives and covered measures in selecting the best measure to implement at a customer’s facility.  Once a customer has signed a contract, we purchase the required equipment and supervise the installation performed by one of our trade allies.

FRR Contract

A legacy business not purchased by the buyer of our ESCO business is our Facility Repair and Renewal (FRR) program with the Army Corps of Engineers.  We are one of three contractors qualified to bid for work under this program.  As part of this program we provide project investigation and design-build execution for all types of facility repairs, conversions, renovations, alterations, additions, construction and equipment installation in the federal buildings in the U.S. and its territories.  Since late 2009, we have been awarded six FRR contracts with total contract value of $25.6 million.

Energy Service Business

The other legacy business not purchased by the buyer of our ESCO business is our HVAC service business located in Bethlehem, Pennsylvania.  This business was part of our larger mechanical business located in the same office that was included in the sale of our ESCO business in February 2013.  The HVAC service business services heating, ventilating and air-conditioning (HVAC) equipment under service contracts and on a time and material basis to small and medium sized businesses in and around Bethlehem, Pennsylvania.  We are also currently running a pilot program in which we are offering HVAC service contracts to customers of our New Jersey Clean Energy program who upgrade their HVAC equipment as part of the program.  If we find strong interest on the part of these customers in entering into a service contract for their new equipment we will explore expanding the program in New Jersey and offering it to customers of other programs that include HVAC and refrigeration as part of the program.

The New Jersey program is currently the only program that includes HVAC as an approved retrofit measure, but we believe other utility programs will begin to include these items in their programs in the future.

GES-Port Charlotte

We continue to own and operate a 2.8 MW landfill gas-to-energy project in Punta Gorda, Florida.

Technology

Our collaborative, secure technology platform, Lime DirectInstallTM, combines cloud-based computing technology with data analytics to provide real-time customer relationship management (“CRM”), field audit data and customer tracking.  The platform is integrated throughout our direct install process, from marketing campaigns through purchase orders, material pick lists, waste management and reporting.  Our utility clients have access to dashboard views and reporting, which enables them to track program process in real-time.  We offer the following solutions as part of our technology suite:

•                  Territory Analytics: Targeted utility customers are analyzed and scored to create an energy reduction profile.  We can then implement targeted marketing plans and identify sales opportunities by selected metrics such as behaviors, business type and available efficiency measures.

•                  Program Auditing: Mobile technology allows energy auditors to access a utility program’s full list of efficiency measures, select the correct measures for the application, produce a customer proposal and obtain a signature for approval, all in one step.

•                  Project Delivery: Once a proposal is signed, material and subcontractor purchase orders and scope of work documents are automatically generated.  Document management, change order management and vendor management are all built into the project area of the technology platform.

•                  Real-time Reporting: We track all program activities on a daily basis to quickly identify problems and allocate resources as needed.

Sales and Marketing

Our sales and marketing efforts are focused on three key areas:

•                  Developing and deploying direct install programs in states that are driving energy efficiency programs and regulations;

•                  Expanding existing programs into new territories with affiliates of existing utility clients; and

•                  Expanding product and service sets within existing programs and new program opportunities.

Our key competitive advantage involves a risk-mitigated offering to our utility clients whereby we bundle the costs of administering these programs and price the installed measures on a holistic basis.  By integrating the costs of program administration, customer sales and marketing, project scoping and implementation and reporting into a single cost, we eliminate upfront costs for our utility clients and only charge for delivered savings.  Our utility clients realize lower program costs and achieve a more attractive cost/benefit result with a higher level of outcome predictability.

Our primary core competencies and market differentiation include a deep expertise in customer identification and acquisition and project implementation for the small to medium-sized business segments.  This involvement in all aspects of the program gives us a second competitive advantage of providing a uniform experience to the business customer on behalf of the utility.  These deep customer touch points allow us to deliver additional services on behalf of our utility clients (e.g., multi-measure energy conservation measures, demand response, telemetry and distributed generation).  By reducing the upfront sales acquisition costs for these products and services, we can deliver a lower cost to the utilities, which allows them to realize more favorable cost/benefit tests for bundled programs.  Similarly, by delivering these products and services through a consistent and existing sales channel, we can realize higher margins.

We intend to leverage the advantages of our predictable delivery model by marketing these cost/benefit advantages to utilities and their regulatory commissions to drive new program funding and increase our likelihood of securing contracts for these programs.  We expect these program funding sources to come from newly formed cost recovery mechanisms as well as the reallocation of funds from existing programs that fail to achieve the cost/benefit advantages of our small to medium sized business program model.

Clients

We currently have nine active direct install programs, seven of which are with utilities that are ranked as one of the 25 largest electric utilities in the country.  The following is a summary of our current contracts. Substantially all of our business is dependent on these contracts:

Lime Program	Client	Eligible Customers	Contract Term
National Grid SBDI	National Grid	60,000 Small Businesses	2009-2013
NJ Direct Install	TRC	50,000 Small Businesses	2011-2013
PSE&G Municipal DI	PSE&G	1000 Municipalities and Non-profits	2012-2014
Long Island Power Authority SBDI	Long Island Power Authority	90,000 Small Businesses	2011-2015
Central Hudson Gas & Electric SBDI	Central Hudson Gas & Electric	50,000 Small & Medium Businesses	2012-2015
NSTAR SBDI	NSTAR	8,300 Small Businesses	2012-2013
Duke Energy Progress SBDI	Duke Energy Progress	180,000 Small Businesses	2012-2015
AEP Ohio SBDI	AEP Ohio	88,000 Small Businesses	2012-2014
Efficiency Maine SBDI	Efficiency Maine	3,000 Small Businesses	2013

National Grid, Small Business Direct Install Program

We are providing program management and implementation services for National Grid’s Small Business Energy Efficiency Program, one of the nation’s most successful Demand Side Management (DSM) programs. We are the exclusive provider for the Western New York and Frontier regions of National Grid’s New York State service territory.  This program is designed for the hard to reach small commercial & industrial market, serving customers with demand of less than 100 kW. The program provides incentives of up to 70% of project costs for upgrades including energy efficient lighting, lighting controls and refrigeration measures, and gives customers the ability to finance the customer share of the cost on-bill for up to 24 months.  We have been the top performer under this program every year since its inception in 2009.  This contract will be up for renewal in late 2013.

Central Hudson Gas & Electric, Commercial Lighting Direct Install Program

As the exclusive provider for this program, Lime Energy provides energy-efficient lighting facility upgrades for business customers throughout Central Hudson’s service territory, located in the Mid-Hudson Valley region of New York State.  Central Hudson’s Direct Install Programs serve small-sized commercial customers, as well as municipalities with peak demand of 100 kW or less, and medium-

sized businesses with peak demand of 100kW to 350 kW, providing incentives that cover up to 70 percent of the cost of implementing these energy efficiency projects. To date, Central Hudson has provided more than $3 million in incentives to help nearly 1,000 businesses upgrade to energy-efficient lighting, resulting in lower energy usage and improved lighting quality. We began work under this contract in late spring 2012 and it will be up for renewal in 2015.

American Electric Power – Ohio, Express Small Business Direct Install Program

We are the exclusive provider of comprehensive energy efficiency upgrades for the program.  The AEP Ohio Express program serves small commercial customers with annual consumption of less than 200,000 kWh.  As part of the program, AEP Ohio incentivizes these customers to reduce wasted energy and lower their monthly electric bills by paying up to 80% of the project cost to complete an energy retrofit. Our 3-year performance-based contract with AEP Ohio has the potential to save participating small business customers over 30,000 MWh of annual energy usage.  We began operations under this contract in late 2012 and it will be up for renewal in 2015.

Public Service Electric & Gas, Energy Efficiency Direct Install Program

We are providing comprehensive multi-measure efficiency retro-fits for municipalities, with territory exclusivity in forty-two Northern New Jersey towns under a two-year contract with Public Service Electric & Gas.  PSE&G is one of the largest combined electric and gas companies in the United States and is also New Jersey’s oldest and largest electric and gas utility. The Program serves municipalities and not-for-profits. The projects are funded in whole by PSE&G, with each municipality re-paying 20% of the project cost through on-bill financing. This 80% incentive allows municipalities to capitalize on PSE&G’s commitment to satisfy increasing power needs through investments in efficiency in their customers’ facilities.  We began to generate revenue under this contract in late 2012 and it will be up for renewal in 2014.

NSTAR Electric & Gas, Small Business Direct Install Program

We have territory exclusivity in Newton, Dedham, Needham, and Westwood Massachusetts to provide comprehensive electric and gas energy efficiency upgrades to small and mid-size businesses. NSTAR, the largest Massachusetts-based, investor-owned gas and electric utility, has been a leader in providing customer focused energy efficiency programs for the last two decades in Massachusetts, a state which recently overtook California as the #1 energy efficiency state.  We began operating under this contract in the spring of 2012 and it will be up for renewal during 2013.

Duke Energy (Progress-Carolinas), Small Business Energy Saver Program

Utilizing our experience with small-business direct install programs, we assisted Duke Energy Progress (formerly Progress Energy) in the design and execution of its first SBDI program.  Among other things, we provided assistance with the creation of a cost benefit analysis, public utility commission (PUC) document preparation, selection of energy efficiency measures to be included in the program and design of the overall program delivery process.  Once the program was approved by the PUC we began operation as the exclusive authorized contractor under the program, targeting small business customers in the Carolinas with peak demand of 100 kW or less.  Under this program, Duke covers up to 80% of the customer’s cost to implement an energy efficiency upgrade.  We began generating revenue under this program during the first quarter of 2013.  The contract will be up for renewal in 2015.

New Jersey’s Clean Energy Program, Small & Medium Business Direct Install Program

Under this state run program, we have exclusive rights to offer incentives to offset up to 70% of the cost of upgrading lighting and HVAC equipment to small businesses and municipalities with peak demand of up to 200kW located in Bergen, Essex, Passaic, Hudson and Union counties in New Jersey. Projects we have implemented under this program have resulted in savings of over 29.5 million kilowatt hours of electricity and over 348,000 therms of natural gas for New Jersey businesses and municipalities.  We have been the top performer under this program since being awarded our contract in early 2010.  This contract will be up for renewal in 2013.

Long Island Power Authority, Small Business Energy Efficiency Program

We are the exclusive provider under this program which covers selected portions of Long Island Power’s (LIPA) operating territory on Long Island, New York.  This program has a particular focus on reducing demand in load pockets susceptible to brown-outs and/or black-outs on peak demand days.  Under this program we are responsible for the program’s implementation and management, including marketing, lead development, customer enrollment, auditing and installation management of energy-efficient lighting.  The program offers qualifying small businesses with peak demand of up to 145 kW incentives of up to 70% toward the cost of implementing energy efficiency upgrades. The program is part of LIPA’s $900-plus million “Efficiency Long Island” strategy to defer distribution and generation system upgrade costs by reducing peak energy demand.  We began operating under this contract during the fourth quarter of 2009 and this contract will be up for renewal in 2015.

Efficiency Maine (Bangor Hydro & Maine Public Service), Commercial Small Business Direct Install Pilot Program

We are assisting Bangor Hydro and Main Public Service in the evaluation of the benefits of small business direct install programs by operating this small pilot program in their territories.  This pilot program which started in early 2013, targets small commercial businesses, municipalities and non-profit customers with peak demand of 100 kW or less.  As part of this pilot program, Efficiency Maine provides incentives to qualifying customers to offset up to 70% of the cost of implementing energy efficient lighting upgrades within their facilities.  This pilot program is scheduled to run through December 31, 2013.

Competition

Utility Program Administrators

Utility demand-side management programs have existed for more than 20 years in the U.S., primarily in northeast and west coast states.  Companies have been providing various forms of management services to utilities for these programs since their inception.  Traditionally these suppliers have been large consulting firms that design demand-side management programs for the utility and/or provide program administration, with their fees often unrelated to actual performance of the program.  In most cases they set up a network of trade ally contractors that are trained in the incentive program details, with these contractors responsible for marketing, developing and implementing the energy efficiency projects at utility customers’ facilities.  Typically there is no territorial exclusivity under these programs for trade allies.

SBDI Firms

As the effectiveness of traditional demand-side management programs has begun to decline or fail to keep up with the increasing requirements of EERS mandates, utilities have begun to focus on and expand funding to the largely underserved small business segment of their market to make up the shortfall.  Utilities that have not historically utilized SBDI programs have begun to implement them and utilities that have used these programs in the past are looking to expand them.  As the demand for these programs has grown, new players have entered the market to supply various forms of services to support the programs.  These new competitors include vertically integrated providers like Lime as well as a proliferation of smaller regional engineering firms and local contractors.  Some of these players have won multiple contracts, sometimes in different regions of the country; however we do not know of any competitor that has won as many contracts as we have.

We believe that our capabilities in marketing, engineering, energy auditing, project management and installation, in combination with the IT platform we have developed to support these activities, permits us to cost effectively deliver the energy efficiency goals of these utilities.  We believe that these capabilities have been demonstrated by the success we have achieved on our contracts to date, where our performance in most cases has exceeded the goals given us by our utility customers and the performance of any competitor.

We expect that competition in this market will continue to increase as the number and size of utility programs increases.  However, we believe that we are well positioned to compete for and win additional utility contracts in the future as a result of our experience, capabilities, track record of success and proprietary IT platform.

Compliance with Environmental Laws

The sale of our products and services generally does not require compliance with federal, state or local environmental laws.  We use licensed disposal firms to dispose of old lamps, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Intellectual Property

As of December 31, 2012, we had three registered trademarks or service marks and one copyright.

Employees

As of July 29, 2013 we had 160 full time employees and 7 part time or temporary employees, of which 20 were management and corporate staff, 7 were in information technology, 27 supported program administration, 71 were engaged in sales, sales support or marketing and 42 were engaged in project management, product installation, customer support and field service.

Item 1A.                             Risk Factors.

Risks Related to our Business

Our business model has changed significantly several times since our inception in response to a constantly changing and evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

Our business has evolved substantially over time through organic growth and strategic acquisitions.  We started operating in the energy efficiency services business in June 2006, when we launched our commercial and industrial energy efficiency services business.  In 2008, we made an acquisition that gave us access to the public sector energy efficiency market.  In late 2009, we won our first utility energy efficiency contract and began to build this new business.  In 2011, we scaled back our original commercial and industrial business and combined it with our public sector business, and in February 2013 we sold the public sector business. Accordingly, we have only a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:

•                  maintain and expand our current utility relationships and develop new relationships;

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

We have experienced annual losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern.  We must continue to increase sales while maintaining or improving our margins to operate profitably and sustain positive operating cash flows. We may be required to reduce the prices of our services in order to win new contracts or retain existing contracts. If we reduce prices, we may not be able to reduce costs sufficiently to achieve acceptable profit margins. As we strive to grow our business, we have spent and expect to continue to spend significant funds for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be adversely affected. If we experience slower than anticipated revenue growth or if the margins we earn on our sales are lower than expected or our operating expenses exceed our expectations, we may not achieve profitability in the future or if we achieve profitability in the future, we may not be able to sustain it.

Our auditors’ opinion on our audited financial statements for the year ended December 31, 2012, includes an emphasis paragraph, stating that our continuing losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.  As described in this Report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have developed a plan to address our continuing losses and negative cash flow from operations that includes among other things, selling our public sector business and reducing overhead costs, but we cannot provide assurance that we can succeed in implementing this plan.

We may not be able to raise additional capital to fund future operating losses.

Because of our negative cash flow, we have funded our operations through the issuance of common and preferred stock and debt. Our ability to continue to operate until our cash flow turns positive on a consistent basis may depend on our ability to continue to raise additional funds through the issuance of equity or debt. We may not be able to raise additional finds on terms that are acceptable to us or at all. If we are not successful in raising any needed additional funds, we might have to significantly scale back or delay our growth plans, seek to sell the Company or cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our services and technologies, which could have a material adverse effect on our business, results of operations and financial condition.

Our independent registered public accountants have issued a “going concern” opinion raising doubt about our financial viability.

As a result of our continuing losses and negative cash flows, our independent registered public accounting firm, BDO USA, LLP, issued a “going concern” opinion in connection with their audit of our financial statements for the year ended December 31, 2012. This opinion expressed substantial doubt as to our ability to continue as a going concern. The going concern opinion could have an adverse impact on our ability to execute our business plan, result in our inability to win new contracts or retain existing contracts due to potential customers’ concern about our ability complete our contract obligations, result in the reluctance on the part of certain suppliers to do business with us, or adversely affect our ability to raise additional capital.

If the bank holding the $3.3 million GES-Port Charlotte term note were to accelerate the note’s maturity or call on our guaranty it would have a material adverse impact on our ability to continue as a going concern.

The gas flow rate from the landfill supplying methane to our generators at the Zemel Road generating facility has declined since we started operation of the facility in late 2011, in part due to a fire that occurred in early 2012 in the collection system owned and maintained by Charlotte County.  This decline in gas flow has limited the output from our generators to between 60% and 70% of their capacity, thereby reducing monthly revenue of the facility.  While GES-Port Charlotte, LLC,  a subsidiary of ours that owns the facility, remains current in its payments of principal and interest on the loan, the reduction in revenue has caused it to violate the debt service coverage covenant.  Lime Energy and its wholly owned subsidiary Lime Energy Asset Development, LLC, each provided a guaranty to the bank to induce it to enter into the loan agreement.  The bank has declared a default under the loan, and increased the interest rate from LIBOR + 5.0% to LIBOR + 9.0%, but has elected to not take any further action at this time.  However, it does have the right to accelerate the loan or call on the guaranty at any time while the loan is in default.

We are in the process of engaging a design/build firm to implement enhancements to the gas collection system to correct some of the issues contributing to the reduction in gas flow.  These improvements are anticipated to be completed by early fall of 2013.  While the enhancements are being designed to increase the gas flow to a level that will permit us to operate the generators at full capacity, we will not know if they will achieve the desired gas flow rate until after they are finished.  It is also possible that enhancements will not result in a permanent increase in the gas flow, possibly leading to the need to implement further enhancements or expansion to the collection system in the future.

We have asked the bank to forbear accelerating the loan or calling on the guaranty for a period of time sufficient for us to complete work on the gas collection system and for us to attempt an orderly sale of the facility.  The bank is currently considering our request.  If the bank denies our request and proceeds to accelerate the loan or call on our guaranty, it is unlikely that we would have sufficient cash to pay the balance which would have a material adverse impact on our financial condition, possibly to the point that we would be unable to continue as a going concern.

We may not be able to find a buyer for the assets of GES-Port Charlotte and if we are able to do so, any proceeds from a sale of the assets may be less than the current outstanding balance on the term note, requiring us to use some of our available cash to pay off the loan.

It is our intent to market the generating facility held by GES-Port Charlotte for sale once we have completed the enhancements to the gas collection system.  We may not be able to find a buyer on terms acceptable to us, or at all, in which case we will need to pay the balance of the loan from our available cash or obtain a refinancing of the debt.  It is also possible that the price we receive from a buyer will be less than the outstanding balance on the term note, in which case we would have to use some of our available cash to make up the shortfall between the sale price and the loan balance.  Our use of cash for paying the balance of the loan if we are unable to sell the assets or making up any shortfall between a sale price and the loan balance could impact the growth of our utility business and have a material adverse impact on our financial condition or cause us to need to seek to raise additional capital.  If we need to raise additional capital, we may not be able to do so, or we may only be able to do so on terms that are not favorable to us.

Any award granted the plaintiffs under the current stockholder lawsuits, in combination with the cost of defending against the lawsuits, could exceed the limits of our director’s and officer’s insurance.

Several stockholder lawsuits were filed against current and former members of our executive management shortly after we announced that investors should not rely on our historical financial statements.  These lawsuits have been consolidated into one lawsuit.  In addition two derivative lawsuits were filed against current and former members of our Board of Directors, also in connection with the announcement, which have been consolidated.  The Company is generally obligated to indemnify its executives and board members from claims related to their position with the Company, including paying defense costs.  We have a Directors and Officers insurance policy to help offset the cost of that indemnification.  Subject to any defenses to coverage that the insurance carrier successfully asserts, this policy will cover the cost of that indemnification, up to the aggregate limit of $10 million, including our $150,000 retention, which we must pay.  The insurance carrier has not asserted any defenses to coverage, but has reserved its right to do so.

The plaintiffs have not specified the amount of damages they are seeking, but if they are ultimately awarded an amount that exceeds the limits of our D&O insurance policy after paying defense costs or if the insurance carrier successfully asserts any defenses to coverage, we will need to use our available cash to pay any defense costs or awards not covered by our D&O policy.  Any such payments, if large enough, could have an adverse impact on our financial condition, possibly to the point that we would be unable to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, our management identified a material weakness in our internal control over financial reporting related to revenue recognition, which led to the restatement of our consolidated financial statements for the fiscal years 2008 to 2011 and the first quarter of fiscal year 2012, as discussed in the Explanatory Note at the beginning of this Report and in Note 3 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Report.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework. We implemented a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

The Securities and Exchange Commission is investigating us and the results of that investigation could have a material adverse effect on our business, results of operations and financial condition.

The Securities and Exchange Commission is conducting an investigation of our revenue recognition practices and financial reporting.  If, as a result of that investigation, the SEC takes action against us or our officers, it could have a material adverse effect on our business, results of operations and financial condition.

Our customers and investors may lose confidence in us because of our restatement.

As discussed in Note 3 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Report and the Explanatory Note at the beginning of this Report, in this Report we have restated our consolidated financial statements for certain prior periods to correct certain errors in those financial statements.  The restatement may cause customers and investors to lose confidence in the accuracy of our financial disclosures, may raise reputational issues for our business and may result in a decline in share price or the loss of customers, each of which could have a material adverse effect on our business, results of operations and financial condition.

It is difficult for us to estimate our future quarterly operating results.

Despite the sale of our public sector business, our revenue remains somewhat seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the last two quarters of each year. In addition, utility contracts can be subject to changes in budget allocations for the programs.  In the past we experienced a situation where funds allocated for a program we were operating under were diverted to other uses with no warning, reducing our expected revenue under this program.  As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

We operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.

The energy efficiency solutions market is highly competitive, and we expect competition to increase and intensify as the energy efficiency solutions market continues to evolve. We face strong competition primarily from other providers of energy efficiency solutions, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and lighting fixture distributors. We compete primarily on the basis of client service and support, quality and scope of services and products, including proprietary technology, cost of services and products, name recognition and our performance track record for services provided.

In addition to our existing competitors, new competitors such as large national or multinational engineering and/or construction companies could enter our markets.  Many of these current and potential competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition, and more extensive engineering, technology and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency solutions that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy efficiency solutions at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our results of operations and financial condition.

Our success is largely dependent upon the skills, experience and efforts of our senior management and our ability to attract and retain other skilled personnel, and the loss of their services or our inability to attract and retain such personnel could have a material adverse effect on our ability to expand our business or to maintain profitable operations.

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

In addition, to execute our growth strategy and maintain our margins, we must attract and retain other skilled personnel with an extensive understanding of the energy efficiency regulatory framework and an effective sales force that can accurately price and manage our clients’ energy efficiency solution contracts. Competition for hiring these individuals is intense. If we fail to attract and retain highly qualified skilled personnel, our business and growth prospects could be materially adversely affected.

We depend upon a limited number of utility contracts to generate substantially all of our revenue.

With the sale of our public sector business, approximately 90% of our revenue will be derived from nine utility contracts, with four of these contracts generating 60% to 70% of the total revenue.  While these contracts are typically multi-year, the utilities are required to re-bid them at the end of their term, therefore our ability to retain these contracts is not assured.  It is also possible that utilities could have a change of strategy for achieving their energy efficiency goals, de-emphasizing the small-business direct install programs under which we currently operate.  A utility could also decide to reduce the incentives available to small businesses under our program, thereby reducing the effectiveness of our sales efforts.  The loss of, or substantial reduction in sales to any of our utility clients could have a material adverse effect on our business, results of operations and financial condition.

Failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

Our success depends on our ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by the subcontractors upon which we depend.  Almost all of our energy efficiency solutions are installed by contractors or subcontractors.  Any delays, malfunctions, inefficiencies or interruptions in the installation of our energy efficiency solutions caused by our subcontractors could put us at risk of a utility terminating a contract pre-maturely, jeopardize our ability to retain a contract when it comes up for renewal, and harm our reputation in the marketplace.  Such delays could also result in additional costs that could affect the profit margin of our projects.

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

Any interruption of our information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, client dissatisfaction and lawsuits, any of which could have a material adverse effect on our results of operations or financial condition.

Product liability and personal injury claims could have a material adverse effect on our business, results of operations and financial condition.

We face exposure to product liability and personal injury claims in the event that our energy efficiency solutions fail to perform as expected or cause bodily injury or property damage.  Since the majority of our products use electricity, it is possible that the products we sell could result in injury, whether due to product malfunctions, defects, improper installation or other causes. Further, we face exposure to personal injury claims in the event that an individual is injured as a result of our negligence or the negligence of one of our subcontractors.  Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our results of operations and financial condition.

Our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

When we retrofit a client’s facility, we assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous wastes disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability againts us, or could expose our workers, our subcontractor’s workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers and subcontractor’s workers are sometimes required to work in hazardous environments that present a risk of serious personal injury which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

If we are unable to manage our anticipated revenue growth effectively, our operations and profitability could be adversely affected.

We intend to undertake a number of strategies in an effort to grow our revenue. We cannot provide assurance that those strategies will be successful, but if they are, our revenue growth may place significant strain on our current resources. To properly manage any future revenue growth, we must continue to improve our management, operational, administrative, accounting and financial reporting systems and expand, train and manage our employee base, which may involve significant expenditures and increased operating costs. Due to our limited resources and experience, we may not be able to effectively manage the expansion of our operations or recruit and adequately train additional qualified personnel. If we are unable to manage our anticipated revenue growth effectively, the quality of our client care may suffer, we may experience client dissatisfaction, reduced future revenue or increased warranty claims, and our expenses could substantially and disproportionately increase. Any of these circumstances could adversely affect our business, results of operations and financial condition.

Our ability to use our net operating loss carry forwards will be subject to additional limitation, which could potentially result in increased future tax liability.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our public offering in 2009 and the conversion of all of our outstanding preferred stock and the conversion of all of our outstanding convertible notes.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $129 million as of December 31, 2012, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  In addition, future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

Risks Related to Ownership of Our Common Stock

Our common stock is at risk of being delisted by NASDAQ.

We have received delisting notices from NASDAQ for failure to timely file our financial statements and for failing to maintain a minimum closing bid stock price of $1.00 per share.  NASDAQ has notified us that even if we take all corporate action necessary for a reverse stock split, no reverse stock split can take effect.  We have until July 31, 2013, to file our quarterly and annual financial statements for 2012, August 9, 2013, to file our quarterly report for the first quarter of 2013 and August 26, 2013 to regain compliance with NASDAQ’s minimum bid price rule or we will be delisted from the NASDAQ Capital Market.  We expect to implement a reverse stock split if necessary to regain compliance with the minimum bid price rule, but we cannot do so until at least 20 days after we have completed our financial statements for the first and second quarters of 2013.  We believe that the filing of this Annual Report on Form 10-K and the accompanying Quarterly Report on Form 10-Q satisfies the first requirement listed above; however we cannot assure that we will be able file our quarterly report for the first quarter of 2013 by August 9, 2013 or that we will be in compliance with the minimum bid price rule prior to August 26, 2013.  If we fail to meet either of these deadlines NASDAQ is likely to delist our stock, in which case we would list our stock on the over-the-counter exchange.  If our stock is listed on the over-the-counter exchange it may become more thinly traded, making it more difficult for stockholders to sell large blocks of shares and our share price may experience greater volatility.  As an over-the-counter listed company we may also find it more difficult to attract analyst coverage, which may result in a lower trading multiple for the stock.

We expect to implement a reverse stock split if necessary to regain compliance with NASDAQ’s minimum bid price rule, which may adversely affect our market capitalization and the market for our stock.

As discussed in the preceding risk factor, we expect to implement a reverse stock split if necessary to regain compliance with NASDAQ’s minimum bid price rule.  A reverse stock split may adverse affect our market capitalization.  There can be no assurance that the market price per new share of our common stock after the reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.  A reverse stock split would also reduce the number of outstanding shares of our common stock, which may lead to reduced trading and a smaller number of market makers for our common stock. In addition, our low stock price may have resulted in less short selling of our shares than would have occurred were our stock price higher. Following the reverse stock split, to the extent our per-share trading price is higher, short selling of our stock could increase. This may increase the volatility of our stock price.

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

Our business is seasonal and can be affected by cyclical factors outside of our control.  Our quarterly revenue and operating results have fluctuated in the past and are likely to continue to vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could have an adverse effect on the market price of our common stock.  In addition, these fluctuations in our revenue may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock. If the price of our common stock falls significantly we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could have a material adverse effect on our business, results of operations and/or financial condition.

If securities analysts do not publish research or reports about our business or if they downgrade their evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business.  Since announcing the need to restate our historical results, all of the analysts that were following us have dropped or suspended coverage.  If these analysts don’t resume coverage or if we cannot find other analysts willing to pick up coverage of our stock the price of our stock could stagnate or decline.  If one or more analysts do pick up coverage on us, but subsequently downgrades their estimates or evaluations of our stock, the price of our stock could decline.

Due to the concentration of holdings of our stock, a limited number of investors may be able to control matters requiring common stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our common stock.

There were 25,152,693 shares of our common stock outstanding as of July 26, 2013, of which a total of seven members of our Board and executive management beneficially own in the aggregate approximately 48%.   As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

It is likely that we may find it necessary to raise capital again sometime in the future or to consummate additional acquisitions through the issuance of equity or equity-linked securities.  If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.  Depending on the terms, common stock holders may not have approval rights with respect to such issuances.

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

Item 2.                                      Properties.

Our headquarters are located at 16810 Kenton Drive, Suite 240, Huntersville, North Carolina. This office is approximately 13,145 square feet and our lease runs through February 2022.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Aiea, HI	2,512	December 2013
Bethlehem, PA	4,333	November 2016
Farmingdale, NY	11,100	July 2016
Newton, MA	4,594	August 2013
Beacon, NY	4,800	December 2015
Westerfield, OH	2,650	April 2015
Williamsville, NY	5,824	November 2013
Woodbridge, NJ	11,500	February 2017

We believe that the space and location of our current will be sufficient for the level of sales and production projected for the current year.

Item 3.                                      Legal Proceedings.

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants (the Company, John O’Rourke, Jeffrey Mistarz and David Asplund) issued false and misleading statements concerning Lime’s revenues during the class period and thereby artificially inflated our stock price.  On May 15, 2013, Defendants filed a motion to dismiss, arguing that the Consolidated Amended Class Action Complaint failed to plead facts sufficient to establish a “strong inference” that the Defendants acted with scienter (i.e., either knowingly or recklessly) in connection with any of the alleged misstatements, as required by the PSLRA.  Plaintiffs’ response to the motion to dismiss was filed on July 22, 2013, and Defendants’ reply is due August 22, 2013.  A status hearing on the motion before Judge Gettleman has been set for October 24, 2013.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on

April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs’ filed a response on July 8, 2013, and Defendants’ filed their reply on July 22, 2013.   The Court has indicated that it will rule orally on the motion to dismiss on August 27, 2013.

SEC Investigation.  The Securities and Exchange Commission is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  We are cooperating with the Commission’s investigation.

Item 4.                                      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Since February 25, 2008, our stock has traded on the NASDAQ Capital Market under the trading symbol “LIME.” See “Risk Factors — Risks Related to Ownership of Our Common Stock — Our Common Stock is at Risk of Being Delisted by NASDAQ.”

The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2011.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2011:
Fiscal Quarter Ended March 31, 2011	$5.50	$4.00
Fiscal Quarter Ended June 30, 2011	$5.53	$3.91
Fiscal Quarter Ended September 30, 2011	$5.50	$3.01
Fiscal Quarter Ended December 31, 2011	$3.49	$2.81

Fiscal Year Ended December 31, 2012:
Fiscal Quarter Ended March 31, 2012	$3.58	$2.77
Fiscal Quarter Ended June 30, 2012	$3.08	$2.20
Fiscal Quarter Ended September 30, 2012	$2.34	$0.68
Fiscal Quarter Ended December 31, 2012	$0.74	$0.47

Holders

As of July 26, 2013 we had approximately 1,307 holders of record, approximately 5,000 beneficial owners of our common stock and 25,152,693 shares of common stock outstanding.

Dividends

No dividends were declared or paid during the fiscal years ended December 31, 2011, and 2012.

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

Restatement

As discussed in the “Explanatory Note” at the beginning of this Report, we are restating our financial statements for the years ended December 31, 2008, 2009, 2010 and 2011 and for the quarter ended March 31, 2012.  As a consequence of that restatement, we were unable to timely file our Annual Report for the year ended December 31, 2012, and our Quarterly Reports for the quarters ended June 30, 2012, September 30, 2012, and March 31, 2013.  This Report contains our restated financial statements for the year ended December 31, 2011, and a reconciliation of those restated financial statements to those we previously filed for the same period, and a restatement of all line items in our 2008, 2009 and 2010 financial statements requiring restatement, as well as a reconciliation of those restated amounts to our previously filed financial statements for those years.  Additional information regarding the restatement, the events that necessitated the restatement and our response to those events is contained in the “Explanatory Note” at the beginning of this Report.

Overview

General

We are a leader in designing and implementing energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals.  We provide our energy efficiency program delivery services exclusively within the utility sector, and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base while satisfying aggressive state-mandated energy reduction goals. The direct install model is a turnkey solution under which we contract with the utility clients to design and market their small and mid-sized efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. The model makes it easy and affordable for small businesses to upgrade to energy efficiency equipment and is a dependable and cost effective way for our utility clients to achieve their energy efficiency goals.

Approximately 12% of our 2012 revenue was generated from work for the Army Corps of Engineers and from our regional service business.  We provide services to the Army Corps of Engineers under its Facility Repair and Renewal (FRR) program.  We are one of three contractors qualified to bid for work under this program.  As part of this program we provide project investigation, and design-build execution for all types of facility repairs, conversions, renovations, alterations, additions, construction and equipment installation in the federal buildings in the U.S. and U.S. territories.  Our regional service business is located in Bethlehem Pennsylvania and offers HVAC service to local commercial and industrial clients.  This group has been working with our New Jersey utility program to offer HVAC maintenance services to customers of this utility program who upgrade their HVAC equipment utilizing incentives available through the program.

Revenue and Expense Components

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.

We charge our utility clients based on an agreed to rate schedule based on the item installed or the savings generated.  Our contracts with the Army Corps of Engineers are all fixed-price contracts under which we bill the Army Corps on a monthly basis for work completed in the prior month as specified in the contract.  A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete, whereas our projects for the Army Corps can take six months to two years to complete.

Our revenues are somewhat seasonal with the strongest sales occurring in the second half of the year.

Revenue Recognition

We recognize our revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payments and client acceptance. Any amounts received prior to satisfying our revenue recognition criteria are recorded as billings in excess of costs and estimated earnings on uncompleted contracts.

We recognize the revenue utilizing the percentage of completion method of revenue recognition.  Under the percentage of completion method we recognize revenue throughout the term of the project based on the percentage of costs incurred.  Any anticipated losses on contracts are charged to operations as soon as they are determinable.

Revenue Concentration

During 2012 our three largest utility clients, Niagara Mohawk (National Grid), the New Jersey Board of Public Utilities and Long Island Power, were responsible for 32%, 15% and 12% of our consolidated revenue, respectively, while revenue generated from the Army Corps generated 12% of our consolidated revenue (all figures exclude discontinued operations).  During 2011, our two largest utility clients, Niagara Mohawk and the New Jersey Board of Public Utilities, were responsible for 43% and 17% of our consolidated revenue, respectively, while the Army Corps was responsible for 25% of our consolidated revenue.

We expect that contracts with large utilities will continue to be a significant and growing source of revenue for us in the future, while the Army Corps will continue to be responsible for a smaller portion of our total revenue.

Gross Profit

Gross profit equals our revenue less cost of sales.  Our cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance.  Gross profit depends in part on the volume and mix of products and services that we sell during any given period.  We subcontract the vast majority of our installation and construction work, therefore our cost of goods sold consists almost exclusively of variable costs.  Accordingly, our cost of sales will vary directly with changes in revenue.

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

Amortization of Intangibles

When we acquire other companies we are required to allocate the purchase price between identifiable tangible and intangible assets, with any remaining value allocated to goodwill.  The value allocated to intangible assets is amortized over the estimated life of the related asset.  The acquisitions we completed within 2006, 2007 and 2008 resulted in approximately $8.3 million of intangible assets, the substantial majority of which has already been amortized or has been reclassified to discontinued operations.  The acquisition of the Zemel Road gas rights also resulted in the creation of an intangible asset of $2.6 million.  We were amortizing this asset over the 20 year term of the contract; however, during the fourth quarter of 2012 we determined that the fair-market value of our investment in the Zemel Road facility was less than our carrying value.  Therefore, as part of reducing the carrying value to the fair-market value, we wrote-off the remaining value of this intangible asset.  Based on the value of our remaining intangible assets, we expect to record amortization expense of $10,000 in 2013, after which our intangible assets will be fully amortized.

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), the term note used to finance the construction of the Zemel Road generating facility, our line of credit, the mortgage on our headquarters building, and various vehicle loans.  We repaid the mortgage in October 2011.

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

Restatement of Prior Financial Statements

In July 2012, we discovered that certain members of our accounting and operations staff worked together to prematurely recognize revenue, and in some circumstances recognize revenue when no valid customer contract existed.  Upon making this discovery, we initiated an in-depth review of all material revenue transactions and discovered that these activities began in 2008.  As a result, we have restated our financial statements for the periods from January 2008 through March 31, 2012.  The restated annual financial statements are included in the accompanying financial statements, along with information regarding changes to financial statement accounts resulting from the restatement.  Restated quarterly financial statements for 2011 and the first quarter of 2012 are included in Quarterly Report on Form 10-Q for the nine-month period ended September 2012.  Investors should not rely on previously filed financial statements for the period from January 2008 through March 2012.  For additional information regarding the restatement please refer to Note 3 in the accompanying financial statements.

Sale of our ESCO business and shut-down of Lime Energy Asset Development

Most of the projects for public sector clients require that we post surety bonds to insure that we pay our subcontractors and perform our obligations under the contract.  Prior to the announcement of the need to restate our financial statements in July 2012, we were able to obtain these bonds without the need to post any type of collateral.  After announcing that our prior financial statements should not be relied upon, some of the surety companies that had been providing our surety bonds refused to issue any new bonds until our restated financial statements where available, while others started requiring collateral of between 30% and 100% of the amount of the bond.  Having recently been awarded a significant number of new public sector contracts that would require bonds, and knowing that we would not be able meet the sureties’ collateral requirements without impairing our working capital position, we decided to sell the public sector business.  On February 28, 2013, we sold all of the public sector business, except for the FRR contract with the Army Corps of Engineers and our regional HVAC service business located in Bethlehem, Pennsylvania.  The portion of the business that was sold is commonly referred to as the ESCO business because it is the portion whose primary customers were the large energy service companies.  This business represented about half of our 2012 revenue.  Compared to the utility business that we have retained, the ESCO business was growing at a slower rate, was less profitable and required higher levels of working capital.  Utilizing the sale price we received for this business as an indicator of its fair value, we determined that our carrying value of this business exceeded the fair value.  Accordingly, we reduced the carrying value to the estimated fair value during the fourth quarter of 2012, incurring a $3.2 million impairment charge as a result.  The ESCO business has been reported as discontinued operations in the accompanying financial statements.

We have also included our Asset Development group in discontinued operations.  Lime Energy Asset Development (“LEAD”) was established in 2010 to develop, construct and operate renewable and alternative energy projects.  This group was focused on leveraging the existing engineering and construction expertise contained in our public sector business to secure design-build contracts for projects ranging in size from $1 million to $20 million.  The Zemel Road landfill-gas to electricity facility was built in part to demonstrate our ability to develop these types of projects.  While LEAD found many opportunities to develop projects of the type it was targeting, it was unable to find a source of capital to finance the projects.  After having completed an extensive search for a source of capital, and given the decision to sell the public sector business, we decided to shut down the Asset Development business in the fourth quarter of 2012, though we continue to own and operate the Zemel Road facility.

For additional information regarding discontinued operations please refer to Note 8 in the accompanying financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that involve significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 4 in the notes to our consolidated financial statements.

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

Revenue and Profit Recognition

Since the acquisition of Applied Energy Management in June 2008, most of our revenue has been recognized using the percentage of completion method of revenue recognition.  Under the percentage of completion method, we recognize revenue based on the percentage of costs incurred.  Under this method of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is largely based upon specific knowledge of clients from whom collection is determined to be doubtful and our historical collection experience with such clients. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. Under certain of our utility contracts, we offer extended payment terms of 12 or 24 months to our small-business customers for the portion of the cost of the work we perform that is not covered by utility incentives.  We require that most of these customers provide us with a credit card or e-check authorization that we can charge for their monthly payment.  This reduces our administrative cost of invoicing and collecting many small monthly payments and also gives us an earlier indication of a potential collection issue.  As these programs have expanded and we have gained additional experience dealing with them we have increased our allowance for doubtful accounts.  During 2012 we increased our allowance by $869 thousand from $150 thousand to $1.0 million.  As of December 31, 2012, our allowance for doubtful accounts was equal to approximately 11% of our outstanding accounts receivable.  We will continue to monitor our collections experience with these small-business customers and adjust our allowance accordingly.

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

Intangible assets included acquired technology and software, customer and contractual relationships and gas rights. Acquired technology was initially recorded at its fair value based on the estimated after tax cost to replace the asset and is amortized over its estimated useful life on a straight-line basis.  Customer and contractual relationships represent contractual and separable relationships that we have with certain customers and partners.  These contractual relationships were initially recorded at their fair value based on the present value of expected future cash flows of the contractual relationships and are amortized over their estimated useful life.  The gas rights intangible asset represented the cost of acquiring the gas rights to the Zemel Road landfill.  This asset was being amortized over the term of the gas rights agreement, which is 20 years.

All of our intangible assets, other than the technology and software and gas rights, are associated with the public sector business and therefore included in discontinued operations in the accompanying financial statements.  Utilizing the price we received in February 2013 for the sale of the ESCO business as an indicator of its fair value, we determined that our carrying value of this business exceeded the fair value as of the end of 2012. In adjusting the carrying value of this business to reflect its indicated fair value we reduced the carrying value of the associated intangibles to $0 during the fourth quarter of 2012, which resulted in an impairment charge of $1.6 million.  Also during the fourth quarter of 2012, we reduced the carrying value of the Zemel Road gas rights to $0 as part of our decision to reduce the carrying value of the Zemel Road assets to their fair-market value which resulted in an impairment charge of $2.5 million.  As of December 31, 2012, the only intangible asset remaining in continuing operations was the technology and software intangible, which will become fully amortized during the first half of 2013.

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

Utilizing the price we received in February 2013 for the sale of the ESCO business as an indicator of its fair value, we determined that our carrying value of this business exceeded the fair value as of the end of 2012.  Accordingly, we reduced the carrying value to the estimated fair value during the fourth quarter of 2012, incurring a $3.2 million impairment charge as a result.  This charge included $129 thousand related to the write-off of property, plant and equipment.

During early 2012, the quality and quantity of gas coming from the well field on the Zemel Road landfill began to deteriorate, in part due to a fire in the well field. During the fourth quarter of 2012, we updated our projections for future cash flows from the facility given the lower gas flow rates and higher anticipated operating expenses and determined that the fair-market value was less than our current carrying value.  As a result, we recorded a $3.5 million impairment charge during the fourth quarter to reduce the value of this asset to our estimate of fair-market value.  This charge included $1.1 million related to the write-down of the carrying value of property, plant and equipment.

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

The price we received in February 2013 for the sale of the ESCO business indicated that the carrying value of the assets associated with this business was impaired.  In adjusting the carrying value to the indicated fair value, we reduced the value of goodwill associated with this business by $1.4 million during the fourth quarter of 2012.

During the fourth quarter of 2011 we completed our analyses for the C&I and AEM reporting units and concluded that the implied fair value of the AEM reporting unit, based on the discounted current value of the estimated future cash flows, substantially exceeded the carrying value, indicating that the goodwill was not impaired.  However, due to a significant decline in the performance of the C&I reporting unit during 2011, we determined that the fair value of its goodwill had declined to $923,000.  As a result, we reduced the carrying value of the goodwill from $6.7 million to $923,000, incurring a $5.8 million impairment loss during the period.

Our utility business was established in 2009 utilizing resources we acquired as part of the acquisition of Applied Energy Management.  With the decision to sell most of the original AEM business, while retaining the utility business, we have allocated the goodwill associated with the AEM reporting unit between the public sector business and the utility business based on their relative fair values as of December 31, 2012.  The portion of goodwill allocated to the public sector business has been included in discontinued operations in the accompanying financial statements.

During the fourth quarter of 2012, we completed an impairment analysis of the goodwill associated with the utility reporting unit and found that based on the discounted current value of the estimated future cash flows, the implied fair value substantially exceeded the carrying value, indicating that goodwill was not impaired.

We considered various factors in determining the fair value of the testing units, including discounted cash flows from projected earnings, values for comparable companies and the market price of our common stock. We will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that either testing unit does not achieve projected results, or, as the result of changes in facts or circumstances, we could incur an additional goodwill impairment charge in a future period.

Share-Based Compensation

We have stock incentive plans that provide for stock-based employee and director compensation, including the granting of stock options and shares of restricted stock, to certain key employees and non-employee directors. These plans are more fully described in Notes 22 and 23 to our consolidated financial statements. Consistent with ASC 718, “Share-Based Payment”, we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $1.8 million and $2.2 million of stock compensation related to employee options expense, employee stock purchase plan and restricted stock grants during 2012 and 2011, respectively.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services as well as the sale of the products that we purchase and resell to our clients. All of our revenue is earned in the United States.

We charge our utility customers utilizing an agreed to rate schedule based on the item installed or the savings generated.  Our contracts with the Army Corps of Engineers are all fixed-price contracts.  Under these fixed-price contracts, we bill the Army Corps on a monthly basis for work completed in the prior month as specified in the contract.  A typical project for a small business utility customer can take anywhere from a few hours to a few weeks to complete, whereas our projects for the Army Corps can take six months to two years to complete.

Our revenues are somewhat seasonal with the strongest sales occurring in the second half of the year.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. Since we subcontract almost all of our construction work to independent contractors there is very little fixed cost included in our cost of sales. The gross margin earned in our different markets and from different programs within markets varies, with our work under the FRR contract generating the lowest margins.  The mix of business generated from our various markets and programs will change throughout the year, due in part to varying activity levels under existing programs and the growth of new programs, which will affect our consolidated gross margin.

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

Interest income includes earnings on our invested cash balances and amortization of the discount on our long term receivables.  We offer certain customers extended payment terms.  When we record receivables with payments terms of more than 12 months we are required to discount them using a market rate of interest and amortize the discount over the term of the receivable.  This amortization is recognized as interest income.

Twelve-Month Period Ended December 31, 2012

Compared With the

Twelve-Month Period Ended December 31, 2011 (restated)

Consolidated Results

	Twelve Months Ended
		12/31/2011	Change
	12/31/2012	(restated)	$	%

Revenue	$43,412	$41,928	$1,484	3.5%
Cost of sales	35,516	35,221	295	0.8%
Gross profit	7,896	6,707	1,189	17.7%

Selling, general and administrative	24,257	14,607	9,650	66.1%
Amortization of intangibles	257	196	61	31.1%
Restructuring charge	—	1,281	(1,281)	-100.0%
Impairment loss	3,547	—	3,547	0.0%
Operating loss	(20,165)	(9,377)	(10,788)	115.0%

Total other (expense) income	(408)	18	(426)	-2366.7%

Loss from continuing operations	(20,573)	(9,359)	(11,214)	119.8%

Loss from operation of discontinued business	(11,239)	(9,574)	(1,665)	17.4%

Net Loss	$(31,812)	$(18,933)	$(12,879)	68.0%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
		12/31/2011
	12/31/2012	(restated)

Revenue	100.0%	100.0%
Cost of sales	81.8%	84.0%
Gross profit	18.2%	16.0%

Selling, general and administrative	55.9%	34.8%
Amortization of intangibles	0.6%	0.5%
Restructuring charge	0.0%	3.1%
Impairment loss	8.2%	0.0%
Operating loss	-46.5%	-22.4%

Total other income	-0.9%	0.0%

Loss from continuing operations	-47.4%	-22.3%

Loss from operation of discontinued business	-25.9%	-22.8%

Net Loss	-73.3%	-22.3%

Revenue

Our revenue for the twelve-month period ended December 31, 2012, increased $1.5 million, or 3.5%, to $43.4 million from $41.9 million for the same period during 2011.  A $5.7 million or 19% increase in revenue from our utility business was partially offset by a $4.8 million decline in revenue generated under the FRR contract.  The utility business benefited from a full year of contributions from our program with Long Island Power and the start-up of the Central Hudson and NStar programs, but this was partially offset by lower revenue from the National Grid program.  Most of our utility contracts have annual goals.  During 2011 we met our goal for National Grid by early fall and were given additional goals to make up for under-performing territories being run by other companies.  During 2012, we again met our goal by early fall, but did not receive as much additional goal for the year, contributing to the decline in revenue for this program over the prior year.

Increased revenue contributions from Central Hudson and NStar, in combination with contributions from our new AEP Ohio and Duke Energy contracts and to a lesser extent, the Efficiency Maine contract, are all expected to contribute to higher revenue from the utility business in 2013.  We also continue to bid on new contracts in different regions of the country, which if we are successful in winning, could also contribute to increased revenue.

We have two utility contracts up for renewal in 2013: National Grid and New Jersey Direct.  We have been the top performer under both of these programs in every year we have been a part of the program, consequently, we believe that there is a good possibility that these contracts will be retained, however, this is not assured.  Combined these two contracts were responsible for approximately 60% of our 2012 revenue.

Revenue under the FRR program varies depending on the number of projects we are working on at any particular time and the stage the project is in.  We had fewer active projects during 2012 than we did during 2011 and these projects were either wrapping up or in the design phase for much of the year.  This all contributed to the decline in revenue under this program for 2012, when compared to 2011. We expect that FRR will generate between $3 million and $5 million in revenue during 2013, but we currently have no expectation for this program to generate any significant revenue in 2014.

Revenue from GES-Port Charlotte increased $622 thousand, to $893 thousand in 2012 from $270 thousand in 2011.  The facility began generating electricity in November 2011 with sufficient gas flow to operate both generators at capacity.  During 2012 the gas flow declined, in part due to a fire in the collection system, to the point where the generators were only able to operate at 60% to 70% of capacity.  Charlotte County, the owner of the gas collection system, has recently completed some work on the collection system that has helped to improve the gas flow, however we expect that we will have to invest $100,000 to $200,000 to make additional changes to the system in order to increase the gas flow to a level that will permit us to operate our generators at capacity.  We are currently seeking proposals for this work and hope to have it completed by the end of September 2013.

Although we expect our quarterly revenue will be higher during 2013 on a year-over-year basis, we expect between 60% and 70% of our revenue will be earned during the second half of the year as new utility programs continue to grow and our FRR projects move from the design phase into construction.

Gross Profit

Our gross profit increased $1.2 million, or 17.7%, to $7.9 million during the twelve months ended December 31, 2012, when compared to the $6.7 million earned during 2011.  Our gross profit margin improved from 16.0% in 2011 to 18.2% in 2012.  The increase in the gross margin was the result of a reduction in the portion of total consolidated revenue generated by the low margin FRR program, combined with an increase in the gross margin earned by the utility business, which benefited from improvements in operating efficiencies.  We believe that our gross margin should continue to improve as new utility programs begin to contribute more to our total revenue and we continue to implement improvements to increase efficiencies within the programs.

Selling, General & Administrative Expense

Our SG&A expense increased $9.6 million, or 66.1%, to $24.2 million during the twelve months ended December 31, 2012, from $14.6 million during the year earlier period.  SG&A as a percent of revenue increased from 34.8% in 2011 to 55.9% in 2011.  Costs related to the restatement and related stockholder lawsuits contributed $2.8 million to the 2012 increase in SG&A.  The balance of the increase in SG&A was due to the start-up of new utility programs and the annualization of costs associated with programs started in 2011.  As we entered 2012 we were operating under three utility programs: National Grid which started in late 2009, New Jersey Direct, which started in the spring of 2010 and Long Island Power, which began operation during the fourth quarter of 2011.  During 2012 we started-up, or were in the process of starting-up: Central Hudson, NStar, AEP Ohio, Duke Energy, and Efficiency Maine.  When we start-up a new program we incur several months of expenses before we start to generate any revenue, as we open an office in the territory, hire a program manager and staff, train the staff, prepare a marketing plan and materials and start calling on customers.  It usually takes three to six months before a program’s revenue reaches the level necessary to generate a profit.  During 2012, we had five programs in various stages of start-up, contributing to the increase in SG&A as a percentage of revenue.  We expect that SG&A as a percentage of revenue will decline during 2013, as revenue from new programs ramps up.  We also expect to incur an additional $2.0 million to $2.5 million in costs related to the restatement and stockholder lawsuits during 2013.

Amortization of Intangibles

Amortization expense increased $61 thousand, to $257 thousand during 2012, from $196 thousand during 2011.  The increase was due to the inclusion of a full year of amortization expense for the Zemel Road gas rights.  The gas rights were written off at the end of 2012, therefore the only remaining intangible asset as of the end of 2012 was technology and software, which will become fully amortized during the first half of 2013.

Restructuring Charge

During 2011, we initiated a restructuring to reduce costs, streamline our organization and better integrate our operations.  As part of this we moved our corporate headquarters to Huntersville, North Carolina, sold our former headquarters building in Elk Grove Village, Illinois, and consolidated certain accounting and administrative functions in Huntersville.  In connection with this restructuring we incurred a restructuring charge of approximately $1.3 million consisting primarily of severance related costs and costs associated with the sale of our building.  Included in the $1.3 million charge is approximately $487 thousand of non-cash share-based compensation expense incurred when the vesting of equity based compensation was accelerated due to involuntary terminations.

Impairment Loss

During the fourth quarter of 2012, we updated our projections for the Zemel Road landfill-gas to electricity facility based on the first year of operating results and expectations regarding planned improvements to the gas collection system.  The discounted expected future cash flows for the facility indicated than the current carrying value of this asset exceeded its estimated fair-market value by $3.5 million.  We recorded an impairment charge of an equal amount during the fourth quarter of 2012 to reduce the carrying value to our estimated fair-market value.  Also, utilizing the price we received for the sale of the ESOC business in February 2013 as an indicator of its fair value, we determined that the carrying value of the assets associated with this business were impaired.  In adjusting the carrying value to the fair value we incurred a $3.2 million impairment charge during the fourth quarter of 2012.

Other Income

Other non-operating expense increased from $18 thousand of net income during 2011 to $408 thousand of net expense for 2012.  Interest expense increased $373 during the year-ended December 31, 2012 to $496 thousand from $123 thousand during the year-earlier period.  The components of interest expense for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2012	2011
Line of credit	$21	$17
Term Note	212	15
Mortgage note	—	15
Subordinated convertible notes	137	—
Other	8	7
Change in value of interest rate swap	22	43
Amortization of deferred issuance costs and debt discount	103	32
Total Interest Expense	$503	$129
Less discontinued operations	7	6
Continuing operations	$496	$123

Total contractual interest expense (the interest on outstanding loan balances) increased $324 thousand, to $378 thousand during 2012 from $54 thousand in 2011.  The increase in contractual interest expense was primarily the result of the term note added in November 2011, and the subordinated convertible notes, which were put in place in October 2012.

We have deferred certain costs associated with the issuance of the term loan, subordinated convertible Notes and our line of credit.  These costs are being amortized over the terms of the associated debt.  We incurred $103 thousand and $32 thousand of amortization expense during 2012 and 2011, respectively.

In December 2011, we entered into an interest rate swap agreement to fix the interest rate on $1.9 million of the $3.6 million original balance on the term note.  This interest rate swap was not designated for hedge accounting under ASC 815, therefore we record changes in its fair value as non-operating interest income or expense with an offsetting entry to a swap asset or swap liability.  We recorded expense of $22 thousand and $43 thousand due to a declines in the fair-market value of this interest rate swap during 2012 and 2011, respectively.

Our interest income decreased $53 thousand to $88 thousand during 2012, from $141 thousand during 2011.  All of the income recorded during 2012 was amortization of the discount on our long-term receivables, while approximately $137 thousand of the 2011 interest income was amortization of the discount on our long-term receivables.  The decline in amortization is due to a reduction in our long-term receivables, which had historically been used by our C&I customers.  We expect these balances to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

Liquidity and Capital Resources

Overview

During the twelve-month period ended December 31, 2012, we incurred a net loss of $31.8 million and used $13.6 million of cash for operating activities.  Primarily as a result of our continuing losses and lack of liquidity, our independent registered public accounting firm modified their opinion on our December 31, 2012 Consolidated Financial Statement to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern.  We have taken steps to reduce our losses and improve out liquidity, the most significant of which was to sell our ESCO business.  We provide additional insight into our strategy for strengthening our financial position below.

As of December 31, 2012, we had cash and cash equivalents of $2.9 million, including $500 thousand of restricted cash, compared to cash of $9.0 million, including restricted cash of $725 thousand as of December 31, 2011.  Our contractual obligations as of December 31, 2012 totaled $16.4 million, and include $12.1 million of debt (including expected interest payments of $2.5 million) and $4.2 million in future lease obligations.  Our contractual commitments for 2013 total approximately $1.8 million, which we believe we will be able to satisfy through operating cash flows and our cash reserve.

Our principal cash requirements are for operating expenses, including employee costs, the cost of outside services including those providing accounting, legal and contracting services, and the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of our common and preferred stock, as well as through various forms of secured debt.

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows (in thousands):

Year ended December 31	2012	2011

Net cash used in operating activities	$(13,577)	$(4,246)
Net cash used in investing activities	(761)	(3,404)
Net cash provided by financing activities	8,440	2,924

Net Decrease in Cash and Cash Equivalents	(5,898)	(4,726)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$2,392	$8,290

2012 Compared to 2011

Net cash declined $5.9 million during the twelve-month period ended December 31, 2012, compared to declining $4.7 million during twelve-month period ended December 31, 2011.

Operating Activities

Operating activities consumed $13.6 million of cash during the twelve-month period ended December 31, 2012, compared to consuming $4.3 million during twelve-month period ended December 31, 2011.

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

		Year ended
	Year ended	December 31,
	December 31,	2011
	2012	(Restated)

Net Loss	$(31,812)	$(18,933)

Provision for bad debts	866	361
Share-based compensation	1,784	2,191
Depreciation and amortization	1,821	1,325
Amortization of original issue discount	50	—
Amortization of deferred financing costs	57	32
Issuance of stock and warrants in exchange for services received	20	6
PIK notes issued for interest	137	—
Assert impairment	5,282	—
Loss on disposition of fixed assets	(2)	107
Goodwill impairment	1,435	5,846

Cash consumed by operating activities before changes in assets and liabilities	$(20,362)	$(9,065)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$9,272	$(12,511)
Inventories	(17)	—
Costs in excess uncompleted contracts	(2,357)	5,911
Prepaid expenses and other current assets	337	(201)
Assets of discontinued operations	7,361	2,401
Accounts payable	(6,727)	5,317
Accrued expenses	771	1,259
Billings in excess uncompleted contracts	(3,516)	2,451
Other current liabilities	5,110	(545)
Liabilities of discontinued operations	(3,449)	737

Cash generated (consumed) from changes in assets and liabilities	$6,785	$4,819

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

		Year ended
	Year ended	December 31,
	December 31,	2011
	2012	(Restated)
Cash consumed by operating activities before changes in assets and liabilities	$(20,362)	$(9,065)

Cash generated from changes in assets and liabilities	6,785	4,819

Net cash used in operating activities	$(13,577)	$(4,246)

The cash consumed by operating activities before changes in assets and liabilities increased $11.3 million, or 124.6%, to $20.4 million during the twelve months ended December 31, 2012 from $9.1 million for the same period during 2011.  The increase in cash consumed was the result of the increase in cash SG&A expense for the period due to the combination of the restatement related expenses and the start-up of new utility programs.

We believe that expected growth in our revenue resulting from implementation of recently won contracts, in combination with an improvement in our gross margin and continued reductions in our SG&A as a percentage of revenue, will result in a significant reduction in cash use during 2013.  If we are successful in executing the strategy outlined below, we believe that we could begin to generate cash from operating activities before changes in assets and liabilities during the second half of 2013.

Cash generated from changes in assets and liabilities increased $2.0 million, or 41.4%, to $6.8 million during the twelve months ended December 31, 2012, from $4.8 million for the twelve months ended December 31, 2011.  The change in business mix resulting from the slowdown in activity at our public sector business, which generally has higher working capital requirements, and the continued growth of our utility business, which generally has lower working capital requirements, led to the increase in cash generated from changes in assets and liabilities during 2012.  With the sale of the public sector business in February 2013, we expect to see additional improvement in the amount of working capital required to support the business in the future.

Investing Activities

Cash used in investing activities declined $2.6 million, or 77.6%, to $761 thousand during the year ended December 31, 2012, compared to using $3.4 million during the same period during 2011.  During 2012, we used $986 thousand for the purchase of property and equipment, compared to using $5.3 million during 2011.  Approximately $3.8 million of the 2011 expenditures were used to construct the Zemel Road landfill-gas to electricity facility.  The balance of the 2012 and 2011 capital expenditures were for computers, software and office equipment, primarily for the expansion of our utility business.  These expenditures were partially offset during 2011 by $765 thousand received from the sale of our former headquarters in Elk Grove Village, IL.  Reductions in restricted cash also helped to offset the purchase of property and equipment during both 2012 and 2011.  During 2012 restricted cash used to support bonds declined by $225 thousand while in 2011 there was a $1.2 million reduction in restricted cash.

Financing Activities

Financing activities generated cash of $8.4 million during 2012, compared to generating $2.9 million during 2011.  In May 2012, we sold 1 million shares of our common stock, raising $2.5 million and in October we raised $6.1 million through the issuance of subordinated convertible notes.  During the year we also raised $171 thousand from the sale of stock to employees under our Employee Stock Purchase Plan.  These 2012 sources of cash were partial offset by scheduled principal payments of $234 thousand and $37 thousand of costs incurred in the issuance of the subordinated notes and $60 thousand incurred in the issuance of the common stock.  During 2011, we received $3.6 million from a term loan used to finance a portion of the cost of the Zemel Road landfill-gas to electricity facility, and $65 thousand from the issuance of shares of our stock under employee benefit plans.  This was partially offset by $481 thousand used to repay the mortgage on our former headquarters and other scheduled debt payments, and $260 thousand of debt issuance costs.

Sources of Liquidity

Our primary sources of liquidity are our available, unrestricted cash reserves.

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

We incurred a $31.8 million loss during 2012 and consumed $13.6 million of cash in operating activities during the 2012, as we dealt with the impact on the business of the announcement regarding our discovery of improper revenue recognition, the inability of our Asset Development business to secure the financing required to fund its projects and the start-up of five new utility programs.  Late last year our management, in consultation with our Board of Directors, decided that we needed to shed businesses that we could not finance, narrow our focus to our most promising business and reduce overhead costs.  Consistent with this strategy, we shut down the asset development business, sold the ESCO business and made significant reductions in remaining headcount.

Approximately 88% of our 2013 revenue is expected to be generated by our utility business, which has been our fastest growing business for the past three years.  It is also a business in which we believe we are the market leader, in a market we believe has good prospects for future growth.  The other remaining businesses will either be integrated into the utility business, if integration makes strategic sense, sold or operated until we have met all our obligations under our contracts and then shut down.  We most likely will not resolve the future of these other businesses until sometime in 2014.  Fortunately, they are each fairly autonomous and not expected to be a drain on cash.

We have experienced a marked improvement in cash flow as we have begun to implement this strategy.  We expect continued improvements as new utility programs start to achieve profitability and restatement related costs decline.  We believe that as a result of these changes, there is a chance we will achieve profitability on a consolidated basis before the end of the year, though it is likely we will report a loss for full year 2013.  We continue to closely monitor our cash position and are prepared to attempt to raise additional capital if it is necessary to meet day-to-day operating needs.  If we do determine it necessary to raise additional capital there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company or our existing shareholders.  We believe that we would be more likely to receive less onerous terms from a financing source the further we are along in executing our strategy of focusing on our utilities business when attempting to raise capital.  Therefore, we will continue to focus on the execution of that strategy, while closely monitoring cash and  deferring any capital raise as long as possible.

The information set forth above represents certain expectations of our business over time based on our business model.  We caution you that these expectations may not materialize and are not indicative of the actual results we will achieve.  See “Risk Factors” and “Cautionary Statement On Forward-Looking Information.”

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Item 9A.                             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and, include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the deficiencies in our internal control over financial reporting discussed below.

We also had previously carried out evaluations, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of each of December 31, 2008, 2009, 2010 and 2011. Based upon that evaluation, at the time our 10-Ks for those years were filed, management concluded that our disclosure controls and procedures were effective as of each of December 31, 2008, 2009, 2010 and 2011.  Subsequent to that evaluation, in connection with the restatement, management concluded that our disclosure controls and procedures were not effective as of each of December 31, 2008, 2009, 2010 and 2011 because of the deficiencies in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of December 31, 2012, our management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012, based on criteria in Internal Control —Integrated Framework issued by the COSO.

We also had previously carried out evaluations, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting, based on the same framework, as of each of December 31, 2008, 2009, 2010 and 2011. Based upon that evaluation, at the time our 10-Ks for those years were filed, management concluded that our internal control over financial reporting was effective as of each of December 31, 2008, 2009, 2010 and 2011.  Subsequent to that evaluation, in connection with the restatement, management concluded that our internal control over financial reporting was not effective as of each of

December 31, 2008, 2009, 2010 and 2011 based on criteria in Internal Control —Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, and as of each of December 31, 2008, 2009, 2010 and 2011 because of the deficiencies in our internal control over financial reporting discussed below. These control deficiencies resulted in the restatement of our consolidated financial statements for the years ended December 31, 2008, 2009, 2010 and 2011 and our unaudited quarterly financial information for the material weaknesses.

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the restatements of our financial statements for the years ended December 31, 2008, 2009, 2010 and 2011 and the quarter ended March 31, 2012, and contributed to the delay in filing of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012, September 30, 2012 and March 31, 2013, should be considered material weaknesses in our internal control over financial reporting.

As set forth below, our management has taken the following steps to remediate each of the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the years ended December 31, 2011 and 2012, and that the restatement of all line items in our 2008, 2009 and 2010 financial statements requiring restatement and reconciliation of those amounts to our previously filed financial statements for those years, together with those previously filed financial statements, fairly present, in all material respects, our financial condition and results of operations as of and for the years ended December 31, 2008, 2009 and 2010.

REMEDIATION

Following the Audit Committee’s independent review, and in response to the deficiencies discussed above, we have taken the following measures to improve internal control over financial reporting:

•                  We have terminated employees identified as having been involved in the misreporting of revenue.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                            Other Information.

Not applicable.

PART III

Item 10.                               Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table presents the names of our directors and executive officers as well as certain information about them.

Name	Age	Position Held with the Company	Director Since

Gregory T. Barnum	57	Director (1)(2)	2006
Christopher W. Capps	29	Director (1)	2009
Stephen Glick	65	Director (1)(2)(3)	2009
Richard P. Kiphart	70	Chairman of the Board (2)(3)	2006
John O’Rourke	52	Director; President and Chief Executive Officer	2011
Jeffrey Mistarz	54	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	—

(1)  Member of our Audit Committee.

(2)  Member of our Compensation Committee.

(3)  Member of our Governance and Nominating Committee.

Below, we provide the following information for each director and Board of Directors’ nominee:

•                  principal occupations for at least the past five years

•                  the names of any other public companies where the nominee or director currently serves as a director or has served during the past five years

•                  the particular experience, qualifications, attributes or skills that led the Board to conclude that the person should serve as a director for the company

Gregory T. Barnum is currently the vice president of finance, chief financial officer and corporate secretary of Datalink Corporation, a provider of data center infrastructure services.  Prior to joining Datalink in March 2006, Mr. Barnum was the vice president of finance, chief financial officer and corporate secretary of Computer Network Technology Corporation since July 1997.  From September 1992 to July 1997, Mr. Barnum served as senior vice president of finance and administration, chief financial officer and corporate secretary at Tricord Systems, Inc., a manufacturer of enterprise servers.  From May 1988 to September 1992, Mr. Barnum served as the executive vice president, finance, chief financial officer, treasurer and corporate secretary for Cray Computer Corporation, a development stage company engaged in the design of supercomputers.  Prior to that time, Mr. Barnum served in various accounting and financial management capacities for Cray Research, Inc.  Mr. Barnum is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Barnum’s 20+ years of accounting experience and experience as a chief financial officer of publicly traded companies qualify him to serve on our board of directors and act as a financial expert.

Christopher W. Capps served as President and Chief Executive Officer of Advanced Biotherapy, Inc. from August 2006 until we acquired Advanced Biotherapy, Inc., on March 3, 2010.  Since September 2005, Mr. Capps has also served as President and CEO of KGC Partners, a private equity firm.  Mr. Capps’s experience working with small and mid-sized companies and knowledge of current corporate finance techniques and market activities qualifies him to serve on our board.

Stephen Glick has been one of our directors since July 2009.  Mr. Glick was the President of Applied Energy Management, Inc., a company he founded in 1984, until we acquired the company in

June 2008. Mr. Glick’s 20 plus years of experience running an energy efficiency business serving some of the nation’s largest ESCOs makes him qualified to serve on our board.

Richard P. Kiphart is currently the head of the Private Client Advisors group and a principal of William Blair & Company for over 44 years.  In addition, Mr. Kiphart is currently chairman of Ranair Inc. and the former chairman of Nature Vision and The Merit Music School, and is currently the president and chief executive officer of the Lyric Opera of Chicago, the chairman of the Erikson Institute and serves on the board of Children’s Memorial Hospital and Columbia College.  Mr. Kiphart’s leadership skills and extensive investment banking experience, as well as his experience serving on numerous boards makes him qualified to serve on our board.

John O’Rourke has served as our president and chief executive officer since May 2011.  From February 2010 to May 2011 he served as our chief operating officer.  Mr. O’Rourke was previously president and chief executive officer of our subsidiary, Lime Energy Services Co. (fka Applied Energy Management, Inc.), which we acquired in June 2008.  Prior to joining Applied Energy Management, Mr. O’Rourke was the president of Landmark Service Company, LLC from July 2003 until September 2004, when the company was acquired by Applied Energy Management.  Prior to working at Landmark, he was vice president of engineering and operations at Duke Solutions, a Duke Energy subsidiary.  Mr. O’Rourke has served on the Board of the National Association of Energy Services Companies (NAESCO).  Mr. O’Rourke’s industry experience and responsibility for executing the Company’s strategic plan qualify him for his position on the Lime Energy board.

Jeffrey R. Mistarz has been our chief financial officer since January 2000, our treasurer since October 2000, an executive vice president since November 2002, our assistant secretary since February 2003 and our secretary since June 2006. From January 1994 until joining us, Mr. Mistarz served as chief financial officer for Nucon Corporation, a privately held manufacturer of material handling products and systems, where he was responsible for all areas of finance and accounting, managing capital and stockholder relations. Prior to joining Nucon, Mr. Mistarz was with First Chicago Corporation (now JPMorgan Chase & Co.) for 12 years where he held several positions in corporate lending, investment banking and credit strategy.

Family Relationships

Mr. Capps, one of our directors, is the son-in-law of Mr. Kiphart, our Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

None

Codes of Conduct and Business Ethics

We have adopted a code of ethics as part of our compliance program.  This code of ethics applies to our chief executive officer and our chief financial officer.  In addition, we have a Code of Conduct and Business Ethics that applies to all of our officers, directors and employees. These codes of ethics are available on our website (www.lime-energy.com) under the heading “Investors.” We intend to post amendments to or waivers from the Code of Ethics which are applicable to our directors, principal executive officer and principal financial officer at this location on our website.

Audit Committee

Our board of directors has established an audit committee, as defined in section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s current members are directors Greg Barnum (Committee Chairman), Christopher Capps and Stephen Glick. Our Board of Directors has determined that Mr. Barnum qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K. The Board also believes that Messrs. Barnum, Glick and Capps are “independent” as defined by NASDAQ Rule 5605(a)(2).

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We compensate our executives by using a balanced approach, which combines fixed and performance-based compensation, annual and long-term compensation, and cash and equity compensation. We determine this mix by reviewing the mix offered by other companies of our size and in our industry. We do not have a specific policy for the allocation of compensation between fixed and performance-based compensation, annual and long-term compensation, and cash and equity compensation.

We manage our business with the long-term goal of creating and maximizing shareholder value, and, accordingly, a significant percentage or our executive compensation is at risk and weighted towards company performance, long-term incentives and stock price appreciation. We think this is a key to our long-term success. The following chart illustrates the allocation of the principal compensation components for our current named executive officers for 2011. The percentages reflect the amounts of 2011 salary and targeted annual cash incentive compensation and the aggregate grant date fair values of stock options and shares of restricted stock granted in 2011. For 2011, 60.2% of these principal compensation components for our current named executive officers in the aggregate were variable, including 53.2% which was tied to performance of our stock price.

(1)         Includes severance paid to Mr. Parke.

Due to the ongoing investigation and restatement during 2012, we did not pay our named executives a bonus or grant them any equity compensation during 2012, however we anticipate that the components of future compensation will more closely mirror those received in 2011.

Current Executive Officers

We currently have two executive officers:  John O’Rourke, our President and Chief Operating Officer, and Jeffrey Mistarz, our Chief Financial Officer.

Overview of Executive Compensation Program

Prior to 2009, we did not have a formalized program for determining executive compensation.  One of the two current executive officers (Mr. O’Rourke) receives the majority of his compensation pursuant to a written employment agreement that was negotiated in connection with his becoming our employee.  The Board of Directors approved the employment agreement and the terms were negotiated at the time in light of specific circumstances.

Notwithstanding the absence of a formalized compensation program, our executive officers have generally received compensation consisting of three components:

•                  a cash component, consisting of salary meant to be competitive with salaries such individuals could obtain from other employers;

•                  eligibility for annual cash bonuses determined by the Compensation Committee based on our performance and the executive’s achievement of individual objectives; and

•                  stock options intended to reward achievement of long-term goals and align the interests of our executive officers with those of our stockholders.

In addition, we also provided Mr. O’Rourke with a monthly allowance due to the fact that he uses his car extensively for Company business.  Executive officers participate in group health and disability insurance on the same basis as other full-time employees and certain executives were offered individual life and disability insurance policies as part of their hiring agreements.

Except as noted above with respect to the current employment agreement with Mr. O’Rourke, the Compensation Committee of the Board of Directors makes all compensation decisions for our executive officers.  Generally, compensation decisions for executive officers other than our chief executive officer have been made by the Compensation Committee pursuant to recommendations made by our chief executive officer.

In 2009 we retained the consulting firm of Towers Perrin (which has since changed its name to Towers Watson) to assist us in formalizing our executive compensation program and to help ensure that our compensation program is consistent with current market practices.   After consultation with Towers Perrin, on August 4, 2009, our Compensation Committee recommended to our board, and our board adopted, our 2009 Management Incentive Compensation Plan (the “2009 Plan”). Under the terms of the 2009 Plan, our executive officers are the initial group of participants eligible for cash awards and, in lieu of cash awards, equity-based awards (subject to the availability of shares of common stock and the other terms our 2008 Long-Term Incentive Plan) based upon specified criteria to be determined and approved of by our Compensation Committee, or as otherwise provided in the 2009 Plan.

Performance goals for 2009 Plan participants were set in various goal categories, including, but not necessarily limited to: (a) Company performance objectives, comprising revenue and earnings before interest, taxes, depreciation, amortization and stock-based compensation targets, and (b) individual performance objectives.  The relative weight among the performance goal categories vary based on the participant’s position within the Company.  The weighting will be reviewed annually and may be adjusted by our Compensation Committee.

Each participant is informed at the beginning of, or soon after the beginning of, each fiscal year, of his or her 2009 Plan base salary, which will be the basis for determining the award opportunity for that participant, and which amount will be allocated among the participant’s performance goal categories. In addition, the 2009 Plan provides that the Compensation Committee will set three performance levels, Threshold, Target and Maximum levels set as a percentage for each performance goal category.  Award objectives for 2012 were set based in part upon the 2012 budget which was approved by the Board prior to the end of 2011.

Objectives of Compensation Program

Compensation of our executive officers is intended to reward improved overall financial performance of the Company, and to reward performance achievements and increases in stockholder value over the long term.

•                  Annual salaries for executive officers have been established with the goal of attracting and retaining qualified individuals for the positions.  These salaries have been determined on a case-by-case basis.

•                  Short-term incentive compensation awards are intended to reward our Executives for the achievement of annual performance criteria and are flexible and change based on the needs of our business.  These awards are generally determined pursuant to our 2009 Plan, although the 2009 Plan does not prohibit discretionary bonuses in addition to those under the plan.  Short-term compensation has historically taken the form of cash bonuses and stock awards.

•                  Restricted stock grants and stock options awards are intended to reward achievement leading to increases in our profitability and stockholder value over the longer term.  The amounts awarded are determined as prescribed in the 2009 Plan.

To motivate executive officers to achieve the longer-term goal of increasing our profitability and stockholder value, and to reward them for achieving such long-term goals, stock awards and stock options have been included as part of the compensation structure for our executive officers.  These awards provide an increased opportunity for equity ownership by our executive officers, thereby further aligning their interest with those of our stockholders.  These grants are generally made in a manner consistent with the 2009 Plan, though the Compensation Committee has latitude to determine the amount of short-term incentive compensation to be paid in the form of cash versus stock grants.  All stock grants have been in the form of restricted stock, which vests ratably over a three-year period dependent on the executive’s continued employment by us.  A typical stock option grant has been structured to have a ten-year exercise period, to vest over a three year period, with vesting also depending upon the executive remaining employed by us, and to have an exercise price equal to the market price on the grant date.  In certain cases, options have been granted at an exercise price higher than the market price.  We have not granted options with an exercise price that is less than the market price on the grant date.  As further incentive to achieve certain long-term objectives, during 2010 we granted nine employees, including the named executive officers, options that will only vest if certain specific financial and stock performance objectives are achieved within a five-year period.  These options are further described below.

We do not have a formula for allocating between cash and non-cash compensation.  The number of shares of restricted stock and stock options awarded to an executive officer has been decided on a case-by-case basis taking into consideration other components of compensation, not pursuant to any specific guidelines or program.

A copy of the 2009 Management Incentive Compensation Plan was filed as an exhibit to our Current Report on Form 8-K dated August 4, 2009 filed with the Securities and Exchange Commission on August 7, 2009.

On April 16, 2010, the Compensation Committee approved the grant of options (the “Cliff Options”) to purchase 720,000 shares of stock to a group of nine senior employees of the Company, including the three named executive officers.  These options were granted to provide additional incentive to these senior managers to achieve certain objectives within a set period of time which the Board believes will greatly benefit stockholders.  The significant terms of these options are as follows:

•                  Exercise price of $4.50 per share;

•                  The options will vest at any time prior to December 31, 2015 if:

•                  the closing market price for our common stock has exceeds $20 per share on any trading day,

•                  we have publicly reported annual revenue for any fiscal year in excess of $242 million, and

•                  our publicly reported adjusted EBITDA for any fiscal year in excess of $24 million;

•                  The options will immediately vest on a Change of Control in which more than 50% of the shares of our common stock are acquired by any individual, entity or group for a price in excess of $15 per share, excluding, subject to certain exceptions, acquisitions by the Company, acquisitions from the Company and acquisitions by employee benefit plans; and

•                  The options will terminate 10 years from the grant date or three months following the termination of the holder’s employment with the Company unless such termination is involuntary and not for Due Cause.

Each of the named executive officers received Cliff Options to purchase 100,000 shares of our common stock under these terms.

A copy of the Form of these Cliff Options was filed as an exhibit to our Current Report on Form 8-K dated April 16, 2010 filed with the Securities and Exchange Commission on April 22, 2010.

Clawback Provisions

The Company does not currently have a policy requiring a fixed course of action with respect to compensation adjustments following later restatements of financial results beyond what is required under the Sarbanes-Oxley Act. Under those circumstances, the Compensation Committee would evaluate whether compensation adjustments are appropriate based upon the facts and circumstances surrounding the restatement. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the Securities and Exchange Commission is required to promulgate new regulations to require companies to adopt a policy to recover certain compensation in the event of a material accounting restatement. The SEC has not yet issued these regulations, but we will adopt a policy after the regulations are finalized and their requirements are known.

Accounting and Tax Considerations

Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as SFAS No. 123(R)), requires a charge to compensation expense for the fair value of equity compensation awards.  Grants of options and restricted stock are accounted for under ASC 718. The Compensation Committee considers the accounting implications of significant compensation decisions, particularly in connection with decisions that relate to the Company’s long-term incentive awards.

2012 Summary Compensation Table

The following table sets forth the compensation earned, awarded or paid for services rendered to us for the year ended December 31, 2012 and the year ended December 31, 2011 by our principal executive officer (PEO), our principal financial officer (PFO), our executive chairman of the board and our former president.  These persons are referred to, collectively, as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	All Other Compensation ($)		Total ($)

David R. Asplund	2012	117,575	—	—	—	22,561	(6)	140,136
Executive Chairman (1)	2011	296,160	90,000	109,500	184,639	48,757	(7)	729,056

Jeffrey R. Mistarz	2012	225,000	—	—	—	5,141	(8)	230,141
Executive Vice President & Chief Financial Officer (PFO)	2011	222,117	67,500	70,875	108,375	4,612	(9)	473,479

John O’Rourke	2012	285,000	—	—	—	7,712	(10)	292,712
President & Chief Executive Officer(PEO)(2)	2011	268,226	85,500	86,250	1,177,075	7,763	(11)	1,624,814

Daniel W. Parke	2011	114,586	—	109,500	184,639	416,743	(12)	825,468
President(3)

(1)                                 Mr. Asplund was our Chief Executive Officer until May 20, 2011 and was our Executive Chairman from May 20, 2011 until June 2, 2012. He took a leave of absence from his position as Executive Chairman on June 2, 2012 and has since died.

(2)                                 Mr. O’Rourke was named President and Chief Executive Officer on May 20, 2011, prior to this he served as Chief Operating Officer.

(3)                                 Mr. Parke resigned on June 2, 2011, effective May 31, 2011.

(4)                                 Represents the value of restricted shares based on the market price of the shares on the date of grant.

(5)                                 Amounts for 2012 and 2011 represent the aggregate grant date fair value of option awards granted during the periods, calculated using a trinomial lattice option pricing model.  The value weighted-average significant assumptions used to determine the grant date fair values are as follows:

Significant Assumption (value weighted-average)	2012 (1)	2011
Risk-free rate	—%	0.08%
Dividend yield	—%	0%
Expected volatility	—%	81.9%
Expected life (years)	—%	6.0
Turn-over rate	—%	4.8%
Exercise multiple		2.2

(1)   No options were granted to any of the named executives during 2012

(6)                                 Includes $18,443 for the cost of life and long-term disability insurance, $2,792 of auto-allowance and the $1,325 cost of membership to a business club provided to Mr. Asplund.

(7)                                 Includes $38,977 for the cost of life and long-term disability insurance, $6,600 of auto allowance and the $3,180 cost of membership to a business club provided to Mr. Asplund.

(8)                                 Represents the cost of life insurance and long-term disability insurance provided to Mr. Mistarz.

(9)                                 Represents the cost of life insurance and long-term disability insurance provided to Mr. Mistarz.

(10)                          Includes $7,200 for the cost of a leased vehicle provided to Mr. O’Rourke and $512 cost of group life and disability insurance provided to Mr. O’Rourke.

(11)                          Includes $7,200 for the cost of a leased vehicle provided to Mr. O’Rourke and $563 cost of group life and disability insurance provided to Mr. O’Rourke

(12)                      Includes $394,344 severance payment, $18,156 of accrued vacation, $4,000 of auto allowance and $243 for the cost of group life and long-term disability insurance provided Mr. Parke.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Messrs. Mistarz and O’Rourke

We have employment agreements with each of our current named executive officers:  Jeffrey Mistarz and John O’Rourke.  These agreements fix each of the officer’s minimum base compensation, and the current annual salary for 2013 for each is as follows: Mr. Mistarz—$225,000 and Mr. O’Rourke—$285,000.  Each of these employment agreements terminates on December 31, 2014 and provides for the automatic renewal of each contract for an additional, successive two year periods if the Company does not provide the Executive with a notice of non-renewal before July 1st of the year in which the contract is scheduled to expire.  In addition to his base salary, Mr. O’Rourke is also entitled to a monthly automobile allowance of $600.

Under their employment agreements, each of the current named executive officers are entitled to certain benefits if their employment terminates for certain reasons.  If he should die during the term of his contract, most, if not all, of his unvested stock options would immediately vest.  In addition, all such stock options and any previously vested stock options would be exercisable for a period of one year following the date of death.

If any of the current named executive officers should become permanently disabled such that he could not perform his duties for 180 consecutive days or for 180 days in any period of 12 consecutive months, we would have the right to terminate his employment, then any stock options which were then already vested would be exercisable for a period of between 90 and 180 days following such termination.

If any of the current named executive officers should terminate his employment during the term of the contract for reasons other than death, disability or uncured default by us under the agreement, then any vested stock options as of the date of termination shall be exercisable for 90 days following the date of termination.

If we should terminate any of the current named executive officers prior to the scheduled expiration of his respective contract, for any reason other than death, disability or “Due Cause,” as defined in the employment agreement, or if any of the current named executive officers should choose to terminate his employment because we defaulted in our obligations under the agreement and failed to cure such default after notice, then all of his unvested stock options will immediately vest and would be exercisable for a period of three months following the date of termination.  Additionally, we will pay the terminated current named executive officer, as severance compensation, (i) six months’ salary at his then current rate, in installments in accordance with our regular payroll, plus (ii) any bonus earned as of the termination date, in accordance with the terms of such bonus, plus (iii) any accrued unused vacation, which will be paid on the next regular payroll date.

“Due Cause” is defined as any of (i) a material breach by the respective current named executive officer of his agreement not cured within 15 calendar days following written notice thereof, (ii) commission of a felony, or theft or embezzlement of our property, (iii) actions which result in material injury to our businesses, properties or reputation, (iv) refusal to perform or substantial neglect of the duties assigned to the respective officer not remedied within 15 calendar days following written notice thereof, or (v) any material violation of any statutory or common law duty of loyalty to us.

In addition to the foregoing, upon occurrence of a change of control, the all the stock options granted to the current named executive officers shall immediately vest and become exercisable, except for an option to purchase 25,000 shares granted to Mr. O’Rourke as part of his initial hiring agreement.  In addition, the Cliff Options will only vest if the change of control occurs at a stock price in excess of $15 per share.  In general, a “Change of Control” is deemed to have occurred when (i) we are merged or consolidated with another entity that is not then controlled by us and an unrelated entity acquires the ability to elect a majority of our Board of Directors or holds a majority of our common stock, or (ii) a majority of our assets are sold or otherwise transferred to another entity that is not then controlled by or affiliated with us.

Each of the employment agreements of Messrs. Mistarz and O’Rourke imposes non-competition, non-solicitation and confidentiality obligations, which are not separately compensated.  The non-competition obligation covers the employment period and extends for two years after termination in the case of Mr. Mistarz and for six months after termination in the case of Mr. O’Rourke.

Potential Payments Upon Termination or Change In Control

The following table show potential payments to the current named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change-in-control or termination of employment assuming a December 31, 2012 termination date and, where applicable, using the closing price of our common stock of $0.58 per share on that date.

Name	Voluntary Termination (1)	Involuntary Termination - Not For Cause (2)	Involuntary Termination - For Cause (3)	Change in Control (4)	Death (5)	Disability (5)

Jeffrey R. Mistarz	$4,327	$116,827	$4,327	$0	$4,327	$4,327

John O’Rourke	$5,481	$147,981	$5,481	$0	$5,481	$5,481

(1)                                 None of the listed persons are entitled to more than accrued but unpaid salary and vacation upon a voluntary termination of their employment.

(2)                                 Under the terms of their employment contracts, Messrs. Mistarz and O’Rourke are entitled to any accrued but unpaid salary and vacation as well as six months severance pay for an involuntary termination of their employment without cause.

(3)                                 None of the listed persons are entitled to more than accrued but unpaid salary and vacation upon an involuntary termination for cause.

(4)                                 None of the listed persons would be entitled to any payments upon a change of control unless they were involuntarily terminated without cause, but upon a change of control certain unvested options held by Messrs. Mistarz and O’Rourke would immediately vest.  As of December 31, 2012 the intrinsic value of executives’ options were as follows:

Value*
Jeffrey Mistarz	$0
John O’Rourke	0

* Calculated as the excess, if any, of the market value on December  31, 2012 of $0.58 per share over the option strike price

(5)                                 None of the listed persons are entitled to more than accrued but unpaid salary and vacation upon their death or permanent disability, but upon a upon such an event certain unvested options held by Mr. Mistarz would immediately vest.

Grants of Plan-Based Awards for 2012

There were no equity grants to any of the named executives for 2012.  Options and restricted stock granted on January 3, 2012 were in connection with 2011 compensation.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers at December 31, 2012:

	Option Awards					Stock Awards
								Equity incentive plan awards:
									Market of
								Number of	payout value
								unearned	of unearned
						Number of	Market Value	shares, units	shares, units
		Number of Securities				Shares or	of Shares of	or other	or other
		Underlying		Option	Option	Units of Stock	Units That	rights that	rights that
		Unexercised Options		Exercise	Expiration	That Have Not	Have Not	have not	have not
	Grant Date	Exercisable	Unexercisable (1)	Price	Date	Vested	Vested	vested	vested
Asplund, David	06/10/03	24	—	$3.66	06/10/13	—	—	—	—
	06/10/04	24	—	$3.66	06/10/14	—	—	—	—
	06/10/05	24	—	$3.66	06/10/15	—	—	—	—
	01/23/06	476	—	$3.66	01/22/16	—	—	—	—
	06/12/06	952	—	$3.66	01/22/16	—	—	—	—
	06/12/06	28,572	—	$6.72	01/22/16	—	—	—	—
	07/11/06	200,000	—	$4.65	07/11/16	—	—	—	—
	07/11/06	214,286	—	$7.14	07/11/16	—	—	—	—
	07/11/06	200,000	—	$10.33	07/11/16	—	—	—	—
	10/01/07	107,142	—	$11.13	10/01/17	—	—	—	—
	12/10/08	60,000	—	$3.50	12/10/18	—	—	—	—
	01/04/10	74,951	—	$4.42	12/31/19	—	—	—	—
	04/16/10	100,000	—	$4.50	04/16/20	—	—	—	—
	01/03/11	82,439	—	$4.04	12/31/20	—	—	—	—
	01/03/12	102,211	—	$3.26	12/31/21	—	—	—	—
Mistarz, Jeffrey	07/11/06	107,142	—	$7.14	07/11/16	—	—	—	—
	08/15/06	42,858	—	$7.00	08/15/16	—	—	—	—
	10/01/07	35,715	—	$11.13	10/01/17	—	—	—	—
	12/10/08	45,000	—	$3.50	12/10/18	—	—	—	—
	01/04/10	43,993	—	$4.42	12/31/19	—	—	—	—
	04/16/10	—	100,000	$4.50	04/16/20	—	—	—	—
	01/03/11	32,259	16,129	$4.04	12/31/20	5,847	3,391	—	—
	01/03/12	18,928	37,856	$3.26	12/31/21	7,668	4,447	—	—
O’Rourke, John	06/11/08	25,000	—	$7.93	06/11/18	—	—	—	—
	01/04/10	57,028	—	$4.42	12/31/19	—	—	—	—
	04/16/10	—	100,000	$4.50	04/16/20	—	—	—	—
	01/03/11	41,817	20,908	$4.04	12/31/20	7,117	4,128	—	—
	06/03/11	150,000	300,000	$4.23	06/03/21	—	—	—	—
	01/03/12	34,071	68,140	$3.26	12/31/21	13,804	8,006	—	—

(1)             The vesting dates for the unexercisable options are as follows:

	Option Exercise Price	Quantity	Vesting Date
Mistarz, Jeffrey	$4.04	16,129	12/31/13
	$3.26	18,928	12/31/13
	$4.50	100,000	04/16/15	(1)
	$3.26	18,928	12/31/14
O’Rourke, John	$4.23	150,000	06/03/13
	$4.04	20,908	12/31/13
	$3.26	34,070	12/31/13
	$4.23	150,000	06/03/14
	$4.50	100,000	04/16/15	(1)
	$3.26	34,070	12/31/14

(1)               These options will vest if prior to December 31, 2015 the following conditions have been met:

•            the closing market price for our common stock has exceeds $20 per share on any trading day,

•            we have publicly reported annual revenue for any fiscal year in excess of $242 million, and

•            our publicly reported adjusted EBITDA for any fiscal year in excess of $24 million.

•            Additionally, these options will immediately vest on a Change of Control in which more than 50% of the shares of our common stock are acquired by any individual, entity or group for a price in excess of $15 per share, excluding, subject to certain exceptions, acquisitions by the Company, acquisitions from the Company and acquisitions by employee benefit plans.

Stock Options and Incentive Compensation

On June 4, 2008, our stockholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 2001 Stock Incentive Plan, as amended.  The 2008 Plan provided that up to 280,000 shares of our common stock could be delivered under the Plan to certain of our employees and to consultants and directors who are not employees.  In addition, the 2008 Plan originally provided for an additional number of shares of our common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2010, in an amount equal to 100,000 shares.  On November 26, 2008, our Compensation Committee approved amendments the 2008 Plan to i) increase the maximum number of shares of Common Stock authorized for issuance under the 2008 Plan by 350,000 shares, from 280,000 shares to 630,000 shares, and (ii) raise the automatic increases in the number of shares available for awards by 150,000 shares, from 100,000 to 250,000, each year beginning in 2010.  The holders of a majority of our outstanding capital stock approved the Plan Amendment pursuant to a consent dated November 26, 2008.  On March 25, 2010, the Compensation Committee approved a second amendment to the 2008 Plan to increase the shares available under the plan by an additional 1,720,000 shares, from 1,130,000 shares to 2,850,000 shares.  The second amendment was approved by our stockholders on June 3, 2010.

The awards to be granted under the Plan may be incentive stock options eligible for favored treatment under Section 422 of the Internal Revenue code of 1986, as amended from time to time, or non-qualified options that are not eligible for such treatment, or stock of the Company, which may be subject to contingencies or restrictions, as well as grants of stock appreciation rights or grants of shares of common stock.  Approximately 274 employees and officers of the Company and our subsidiaries are currently eligible to participate in the Plan.

As of December 31, 2012, there were 1,991,731 shares of common stock reserved under the Plan for outstanding options and shares of restricted stock. We granted 68,926 shares of restricted stock and options to purchase 576,249 shares under the Plan during 2012, and options to purchase 1,740,236 shares were outstanding under the Plan as of December 31, 2012.

Option Exercises and Stock Vested During 2012

The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by our Named Executive Officers during fiscal 2012:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

David R. Asplund	—	—	45,892	110,600
Jeffrey R. Mistarz	—	—	14,093	8,174
John O’Rourke	—	—	20,285	11,765

(1)                                 Calculated using the market value of the shares on the date of vesting

Option Re-Pricing

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards during fiscal year 2012.

COMPENSATION OF DIRECTORS

Director Compensation Program

In June 2010, we adopted out 2010 Non-Employee Directors’ Stock Plan.  The 2010 Non-Employee Directors’ Plan provides for the granting of stock to Non-Employee directors to compensate them for their services to the Company.  The use of the shares available under the 2010 Directors’ Plan is administered by the Company’s Board of Directors, which has delegated its powers to the Compensation Committee of the Board of Directors.  The Compensation Committee has determined under the 2010 Directors’ Plan to grant non-employee directors restricted shares of Company stock with the following market values on the date of grant:

Market Value of Grant

For Board Service:

Each director upon initial election:	$40,000
Annual grant to each director:	$20,000

For Committee Service:

Audit Committee:
Chairman	$15,000
Members	$10,000

Compensation Committee:
Chairman	$10,000
Members	$5,000

Nominating Committee:
Chairman	$5,000
Members	$2,500

Half of the shares received pursuant to this plan vest immediately and the remaining shares vest on the one year anniversary of the initial grant, or in the case of grants for committee service, on the date that the term of the service ends, typically the date of our annual meeting of stockholders.  Shares for Board service are granted on the first business day of the year and shares for committee service are granted upon appointment to the committee following the annual meeting of stockholders.  Newly appointed directors receive their initial grant on a prorated basis on their date of appointment.

During 2012, we granted 30,675 shares of restricted stock to directors for their service to the Board and 30,419 shares for service on Board committees.  Of these shares, 46,456 shares vested during 2012 and 14,638 will vest in 2013, if the holder is still a member of the committee on the vesting date.

Directors who are also our employees receive no additional compensation for their services as directors.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2012 for each of our non-executive directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)

Gregory T. Barnum	—	40,000	—	—	40,000

Christopher Capps	—	32,499	—	—	32,499

Joseph F. Desmond (2)	—	20,000	—	—	20,000

Stephen Glick	—	43,389	—	—	43,389

Richard P. Kiphart	—	32,499	—	—	32,499

(1)                                 Represents the grant date market value of shares granted during 2012.

(2)                                 Mr. Desmond resigned from the Board effective April 27, 2012 at which time half of his 2012 stock award was forfeited.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information regarding the beneficial ownership of our securities as of July 26, 2013 by:

•                  each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our voting securities;

•                  each of our directors and named executive officers, and

•                  all of our directors and executive officers as a group (ten persons).

Each stockholder’s beneficial ownership is based on 25,152,693 shares of Lime common stock outstanding as of July 26, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them, and the address of each person listed in the following table is c/o Lime Energy Co., 16810 Kenton Drive, Suite 240, Huntersville, NC 28078.

Beneficial Owners of Greater Than 5% of Our Common Stock:

Name	Common Shares Directly Held	Issuable Upon Exercise of Options Exercisable Within 60 Days	Issuable Upon Conversion of Warrants	Issuable Upon Conversion of Subordianted Convertible Notes	Total	%
The John Thomas Hurvis Revocable Trust dated March 8, 2002 (1)	79,575	—	1,865,672	3,711,416	5,656,663	18.408%
Nettlestone Enterprises Limited (2)	912,887	—	746,269	1,472,278	3,131,434	11.441%
Richard Kiphart (3)	10,669,308	43,722	2,215,672	3,711,416	16,640,118	53.465%

(1)         Until our shareholders approve the October 22, 2012 transaction in which the Trust received the subordinated convertible notes and warrants it holds, the Trust is limited to exercising or converting such notes and warrants to an aggregate maximum of 1,987,112 shares.

(2)         Until our shareholders approve the October 22, 2012 transaction in which Nettlestone received the subordinated convertible notes and warrants it holds, Nettlestone is limited to exercising or converting such notes and warrants to an aggregate maximum of 794,845 shares.

(3)         Until our shareholders approve the October 22, 2012 transaction in which Mr. Kiphart received the subordinated convertible notes and 1,865,672 of the warrants he holds, Mr. Kiphart is limited to exercising or converting such notes and warrants to an aggregate maximum of 1,987,112 shares.

Directors and Executive Officers:

Name	Common Shares Directly Held	Issuable Upon Exercise of Options Exercisable Within 60 Days (1)	Issuable Upon Conversion of Warrants	Issuable Upon Conversion of Subordianted Convertible Notes	Total		%
Greg Barnum	64,919	139,356	—	—	204,275	*
Chris Capps (2)	61,934	110,448	37,314	68,259	277,955		1.096%
Stephen Glick	663,676	14,286	—	—	677,962		2.694%
Richard Kiphart	10,669,308	43,722	2,215,672	3,711,416	16,640,118		53.465%
Jeffrey Mistarz	61,121	325,895	—	—	387,016		1.519%
John O’Rourke	211,226	457,916	—	—	669,142		2.613%

All Directors and Executive Officers as a Group	11,732,184	1,091,623	2,252,986	3,779,675	18,856,468		91.782%

*          Denotes beneficial ownership of less than 1%.

(1)                     Represents warrants and options to purchase our common stock exercisable within 60 days of July 26, 2013.

(2)                      Until our shareholders approve the October 22, 2012 transaction in which Mr. Capps received the subordinated convertible notes and the warrants he holds, Mr. Capps is limited to exercising or converting such notes and warrants to an aggregate maximum of 39,742 shares.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our stock, the operation of which may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2012:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,800,236	$3.94	1,429,179

Equity compensation plans not approved by security holders (2)	1,769,022	$6.64	—
Total	3,569,258	$5.27	1,429,179

(1)         Includes warrants granted to a consultant to purchase 10,000 shares at an average price of $3.85 per share.

(2)         Prior to June 2010, we granted stock options to our non-employee directors pursuant to a Directors Stock Option Plan (See “Compensation of Directors” in our Proxy Statement), which grants are included in this category. As amended on July 11, 2006, that Plan provided that eligible directors received an initial option grant upon being appointed to our Board of Directors to purchase 14,286 shares of our common stock, and a grant of options to purchase an additional 7,143 shares on the first day of January beginning on the second January following the date the director became an eligible director.  These options had an exercise price equal to the closing price of our common stock on the grant date and a term of ten years.  The initial options vested on first day of January following the initial grant date or six months following the initial grant date, whichever was later, if the individual was still a director on the vesting date.

Item 13.                               Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Control Persons

On May 15, 2012, we sold Richard Kiphart one million shares of our common stock at the then-most recent consolidated closing bid price on the NASDAQ Capital Market of $2.55 per share or $2,550,000 in the aggregate pursuant to a subscription agreement between us and him..  The sale of the shares was registered on the Company’s Registration Statement on Form S-3 (SEC File No. 333-176622).  Mr. Kiphart is our Chairman of the Board and holds more than five percent of our outstanding common stock.  Proceeds from the sale were used for general corporate purposes.

On October 22, 2012, we entered into a Convertible Note and Warrant Purchase Agreement with a group of investors including Mr. Kiphart and Christopher Capps, a member of our Board of Directors.  Pursuant to the terms of the purchase agreement, the investors loaned us $6,050,000 pursuant to Subordinated Secured Convertible Pay-In-Kind Notes. The notes have a term of five years and accrue interest at the rate of 12-1/2% per year, payable semi-annually at the Company’s election in cash or additional notes.  Mr. Kiphart purchased notes with a principal amount of $2,500,000 and Mr. Capps purchased noted with a principal amount of $50,000. No principal payments have been made.  The principal amount outstanding as of July 29, 2013 was $6,050,000.  During fiscal year 2012, we paid $59,932 of interest on the notes, all in the form of additional notes of like tenor.   In connection with the entry into the purchase agreement, we  issued the investors warrants to purchase 4,129,694 shares of its common stock at $0.67 per share.  These warrants expire on the 5th anniversary of their issuance and contain a cashless-exercise option.  Mr. Kiphart received warrants to purchase 1,865,672 shares and Mr. Capps received warrants to purchase 37,314 shares.

On December 7, 2012, we entered into a Letter of Credit Agreement Mr. Kiphart.  Pursuant to the agreement, Mr. Kiphart agreed to cause the issuance of one or more letters of credit for the benefit of a surety at our request, up to an aggregate amount of $1,000,000.  Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the letter of credit will terminate on December 7, 2013.  We will indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the letter of credit.  We will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the letter of credit.  As consideration for his obligations under the letter of credit agreement, we issued Mr. Kiphart a warrant to purchase 275,000 shares of the our common stock at an exercise price of $0.51.  The warrant has a three year term and may be exercised on a cashless basis at Mr. Kiphart’s election.

Director Independence

Of the five directors currently serving on the Board, he Board has determined that each of Messrs. Barnum, Capps, Glick and Kiphart are independent as defined in NASDAQ Rule 5605(a)(2).  Mr. O’Rourke is not considered independent because he also serves as our President and Chief Executive Officer.

Item 14.                                Principal Accountant Fees and Services.

Independent Auditors’ Fees

The Audit Committee, with the approval of the stockholders, engaged BDO USA, LLP to perform an annual audit of our financial statements for the fiscal year ended December 31, 2012.  The following table summarizes the total fees paid to BDO, our principal accountant, for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other professional services provided during these periods:

Type of Fee	2012	2011

Audit fees (1)	$648,820	$267,830
Audit-related fees (2)	—	—
Tax fees (3)	67,200	67,520
All other fees (4)	—	—

Total	$716,020	$335,350

(1)                                 Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of our consolidated financial statements included in our quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)                                 Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but not included in footnote (1) above.

(3)                                 Tax services fees consist of professional fees billed for products and services rendered by BDO for tax compliance, tax advice and tax planning.  All of these fees were pre-approved by our Audit Committee.

(4)                                 All other fees consist of fees billed by BDO for services other than those listed in categories 1 thru 3 above.  There were no other fees for 2011 or 2012.

PART IV

Item 15.                               Exhibits

(a)(1)                                          Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

F-4	Consolidated Statements of Operations for the years ended December 31, 2012, and 2011

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2012, and 2011

F-8 - F-52	Notes to Consolidated Financial Statements

(a)(3)                                          Exhibits

All exhibits incorporated herein by reference are located in SEC File No. 001-16265.

Exhibit Number	Description of Exhibit

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

10.7.5 +

Second Amendment to Employment Agreement dated July 1, 2009 between Parke Acquisition, LLC and Daniel W. Parke (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7, 2009)

10.7.6+

Assignment and Second Amendment to Employment Agreement dated June 3, 2010 between Parke Industries Incorporated (formerly known as “Parke Acquisition, LLC”), a California corporation (“Parke Industries”), and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 7, 2010)

10.7.7+

Separation Agreement, Severance and Release dated June 3, 2011 between Daniel W. Parke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2011)

10.8.1 +

Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.8.2 +

Amendment to Employment Agreement dated October 1, 2007 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

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

Exhibit Number	Description of Exhibit

10.9.3+

Second Amendment to Employment Agreement dated June 3, 2011 between John O’Rourke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 6, 2011)

10.9.4+	Employee Stock Option Agreement dated June 3, 2011 between John O’Rourke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 6, 2011)

10.1 +	Lime Energy 2010 Non-Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 8, 2010)

10.2 +	2009 Management Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2009)

10.3+

Form of Option Agreement dated April 17, 2010 granted to nine employees, including David Asplund, Daniel Parke, John O’Rourke, and Mr. Jeffrey Mistarz. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 22, 2010)

10.4.1

Credit and Security Agreement between Lime Energy Co. and American Chartered Bank dated March 9, 2011, together with the Revolving Note and exhibits (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 10, 2011)

10.4.2

Amendment to Credit and Security Agreement between Lime Energy Co. and American Chartered Bank dated May 11, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 13, 2011)

10.4.3

Second Amendment to Credit and Security Agreement between Lime Energy Co. and American Chartered Bank dated August 5, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 9, 2011)

10.5	Loan Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 7, 2011)

10.6	Commercial Promissory Note between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 7, 2011)

10.7

Continuing Guaranty Agreement between Lime Energy Co., Lime Energy Asset Development, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 7, 2011)

10.8	Security Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 7, 2011)

10.9	Mortgage by GES-Port Charlotte, LLC (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 7, 2011)

10.10

Collateral Assignment of Site Lease Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on November 7, 2011)

Exhibit Number	Description of Exhibit

10.11	Form of Collateral Assignment (Incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on November 7, 2011)

10.12

Hazardous Substances Indemnity Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on November 7, 2011)

10.13

Pledge, Assignment and Security Agreement between Lime Energy Asset Development, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on November 7, 2011)

10.14

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
July 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John O’Rourke	President, Chief Executive Officer & Director	July 31, 2013
John O’Rourke	(principal executive officer)

/s/ Jeffrey Mistarz	Executive Vice President, Chief Financial Officer,	July 31, 2013
Jeffrey Mistarz	Treasurer & Corporate Secretary
(principal financial officer and principal accounting officer)

/s/ Richard Kiphart	Chairman of the Board	July 31, 2013
Richard Kiphart

/s/ Gregory Barnum	Director	July 31, 2013
Gregory Barnum

/s/ Christopher Capps	Director	July 31, 2013
Christopher Capps

/s/ Stephen Glick	Director	July 31, 2013
Stephen Glick

Report of Independent Registered Public Accounting Firm

Lime Energy Co.

Huntersville, North Carolina

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying consolidated financial statements as of and for the year ended December 31, 2011 were restated for the correction of an error.

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

Chicago, Illinois	/s/ BDO USA, LLP
July 31, 2013

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

		2011
December 31,	2012	(As Restated)

Assets

Current assets
Cash	$2,392	$8,290
Restricted cash	500	725
Accounts receivable, less allowance for doubtful accounts of $1,019 and $150 at December 31, 2012 and 2011, respectively	9,917	20,115
Inventories	17	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,685	1,328
Prepaid expenses and other	504	841
Current assets of discontinued operations (Note 8)	10,891	18,252
Total Current Assets	27,906	49,551

Property and Equipment, net of accumulated
depreciation of $1,727 and $797 at December 31, 2012 and 2011, respectively (Note 9)	5,224	6,283

Long-Term Receivables	214	154

Deferred Financing Costs, net of accumulated amortization
of $89 and $32 at December 31, 2012 and 2011, respectively	212	228

Long-term assets of discontinued operations (Note 8)	5,581	9,270

Intangibles, net of accumulated amortization of $716 and
$459 at December 31, 2012 and 2011, respectively (Note 10)	10	2,762

Goodwill (Note 10)	6,009	6,009

	$45,156	$74,257

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands)

		2011
December 31,	2012	(As Restated)

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt (Note 16)	$3,405	$180
Accounts payable	5,100	11,827
Accrued expenses (Note 11)	3,243	2,472
Billings in excess of costs and estimated earnings on uncompleted contracts	1,506	5,022
Customer deposits	41	201
Current liability to trade creditor	2,029	—
Current liabilities of discontinued operations (Note 8)	12,517	16,013
Total Current Liabilities	27,841	35,715

Long-Term Debt, less current maturities
and unamortized discount of $1,439 and $0 as of December 31, 2012 and 2011, respectively (Note 16)	4,748	3,405
Long-Term Liability to Trade Creditor	3,241	—
Long-Term Liabilities of Discontinued Operations (Note 8)	5	13

Total Liabilities	35,835	39,133

Stockholders’ Equity (Notes 21, 23 and 24)
Common stock, $.0001 par value; 50,000,000 shares authorized 25,036,719 and 23,842,616 issued and outstanding as of December 31, 2012 and 2011, respectively	2	2
Additional paid-in capital	191,411	185,402
Accumulated deficit	(182,092)	(150,280)

Total Stockholders’ Equity	9,321	35,124

	$45,156	$74,257

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statement of Operations

($ in thousands)

	Year ended December 31,	Year ended December 31, 2011
	2012	(As Restated)

Revenue	$43,412	$41,928

Cost of sales	35,516	35,221

Gross Profit	7,896	6,707

Selling, general and administrative expense	24,257	14,607
Amortization of intangibles (Note 10)	257	196
Restructuring charge (Note 6)	—	1,281
Impairment loss (Note 7)	3,547	—

Operating loss	(20,165)	(9,377)

Other Income (Expense)
Interest income	88	141
Interest expense (Note 17)	(496)	(123)

Total other (expense) income	(408)	18

Loss from continuing operations	(20,573)	(9,359)

Discontinued Operations:
Loss from operation of discontinued business (Note 8)	(11,239)	(9,574)

Net loss	$(31,812)	$(18,933)

Basic and diluted loss per common share from Continuing operations	$(0.84)	$(0.39)

Discontinued operations	(0.46)	(0.40)

Basic and Diluted Loss Per Common Share	$(1.29)	$(0.79)

Weighted Average Common Shares Outstanding (Note 4)	24,635,798	23,823,814

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2010 (Restated)	23,662	2	183,140	(131,347)	51,795

Share-based compensation	—	—	2,191	—	2,191
Shares issued for benefit plans and option exercises	181	—	65	—	65
Warrant issued for services received	—	—	6	—	6
Net loss	—	—	—	(18,933)	(18,933)
Balance, December 31, 2011 (Restated)	23,843	2	185,402	(150,280)	35,124

Share-based compensation	—	—	1,784	—	1,784
Issuance of common stock	1,000	—	2,490	—	2,490
Shares issued for benefit plans and option exercises	188	—	171	—	171
Shares issued for services received	6	—	20	—	20
Value of beneficial conversion option	—	—	362	—	362
Warrant issued	—	—	1,182	—	1,182
Net loss	—	—	—	(31,812)	(31,812)
Balance, December 31, 2012	25,037	2	191,411	(182,092)	9,321

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

		Year ended
	Year ended	December 31,
	December 31,	2011
	2012	(As Retated)

Cash Flows From Operating Activities
Net Loss	$(31,812)	$(18,933)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	866	361
Share-based compensation	1,784	2,191
Depreciation and amortization	1,821	1,325
Amortization of original issue discount	50	—
Amortization of deferred financing costs	57	32
Issuance of stock and warrants in exchange for services received	20	6
PIK notes issued for interest	137	—
Asset impairment	5,282	—
Loss on disposition of fixed assets	(2)	107
Goodwill impairment	1,435	5,846
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	9,272	(12,511)
Inventories	(17)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,357)	5,911
Prepaid expenses and other current assets	337	(201)
Assets of discontinued operations	7,361	2,401
Accounts payable	(6,727)	5,317
Accrued expenses	771	1,259
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,516)	2,451
Other current liabilities	5,110	(545)
Liabilities of discontinued operations	(3,449)	737

Net cash used in operating activities	(13,577)	(4,246)

Cash Flows From Investing Activities
Net proceeds from sale of property and equipment	—	765
Purchases of property and equipment	(986)	(5,357)
Decrease in restricted cash	225	1,188

Net cash used in investing activities	(761)	(3,404)

Cash Flows From Financing Activities
Proceeds from long-term debt	6,050	3,600
Payments of long-term debt	(234)	(481)
Debt issuance costs	(37)	(260)
Proceeds from issuance of common stock	2,550	—
Costs related to stock issuances	(60)	—
Proceeds from issuance of shares for benefit plans	171	65

Net cash provide by financing activities	8,440	2,924

Decrease in Cash and Cash Equivalents	(5,898)	(4,726)

Cash and Cash Equivalents, at beginning of period	8,290	13,016

Cash and Cash Equivalents, at end of period	$2,392	$8,290

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest — continuing operations	$217	$31

Cash paid during the period for interest — discontinued operations	2	6

Stock, warrants and options issued in exchange for services received	20	6

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Huntersville, North Carolina, is a provider of energy efficiency and renewable energy solutions.  The Company’s operations are comprised of two distinct segments: the Energy Efficiency Services segment; and the Renewable Energy segment.

As of December 31, 2012, the Company was in the process of seeking a buyer for its Public Sector business that served the public, institutional and commercial and industrial markets.  This business was subsequently sold on February 28, 2013.  In addition, the Company had shut down its asset development business as of the end of 2012.  The operating results and associated assets and liabilities of these two businesses have been reported as discontinued operations in the accompanying financial statements.

Note 2 — Basis of Presentation

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit.  It is also not currently in compliance with a financial covenant on a $3 million term loan.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to achieve profitability before it exhausts its currently available capital, shed non-core assets and/or obtain additional funding.  Management has decided to focus its resources on its rapidly growing utility business and to reduce overhead costs to the extent possible.  Consistent with this strategy, on February 28, 2013, it sold its public sector business which represented slightly more than half of its 2012 revenue. Management has also indicated that it continues to closely monitor and forecast its cash requirements and is prepared to attempt to raise additional capital if they foresee a need to do so to fund day-to-day operations. The Company has historically funded its operations through the issuance of additional equity and secured debt.  However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving its operating results.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements include the accounts of Lime Energy Co. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 — Restatement of Financial Statements

The Company restated as a result of an error in its financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250 requires a company that corrects for an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position, as of the beginning of the earliest period presented.

Lime Energy Co.

Notes to Consolidated Financial Statements

As previously disclosed on July 17, 2012, in a Current Report on Form 8-K, the Company’s Audit Committee determined that the Company’s consolidated financial statements on Form 10-K for the periods ended December 31, 2010 and December 31, 2011, and quarterly report on Form 10-Q for the period ended March 31, 2012, could no longer be relied upon due to concerns regarding improper revenue recognition. The Audit Committee came to this conclusion based on the results of a partial internal review conducted by the Company’s management which was completed on July 13, 2012.  Under the supervision of a subcommittee of the Audit Committee and with the assistance of outside counsel and forensic accountants, a detailed investigation was performed (the “Investigation”) during which it was discovered that the issues relating to improper revenue recognition began in 2008.  This determination was reported in a Current Report on Form 8-K filed on December 21, 2012.  The Investigation found that certain individuals, including members of its accounting and operations staff, working together, circumvented its internal controls by obtaining or modifying documents in a fraudulent manner in order to recognize revenue earlier that appropriate and in some instances to support revenue that was not associated with valid customer contracts.

The Company, with the assistance of outside forensic accountants, investigative attorneys and its auditors, has completed a detailed review and analysis of all material revenue transactions for the period from January 1, 2008 through December 31, 2012.  As a result of this review and analysis, it determined that approximately $14.2 million of revenue was recognized where no valid customer contract existed or the amount recognized exceeded the contract value and $17.4 million of cumulative revenue through March 31, 2012 was recognized earlier than appropriate under generally accepted accounting principles.  The Company has restated its financial statements to properly recognize the revenue recognized prematurely and remove the revenue that was not supported by valid customer contracts.  The increase in the cumulative retained deficit through December 31, 2010, resulting from these overstatements was $2.6 million.  As of December 31, 2012, all but $500 thousand of the revenue that was recognized early had been recognized properly.

Throughout this Annual Report on Form 10-K, all amounts presented from prior periods and prior period comparisons in the financial statements and footnote tables have been revised and labeled “As Restated” and reflect the balances and amounts on a restated basis.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported audited results for the year ended December 31, 2011:

	Consolidated Balance Sheet
	For Year Ended December 31, 2011
	Previously
	Reported	Adjustments	Restated

Current assets
Cash and cash equivalents	$8,290	$—	$8,290
Restricted cash	725	—	725
Accounts receivable, net	31,201	—	31,201
Inventories	630	—	630
Costs and estimated earnings in excess of billings on uncompleted contracts	32,787	(25,316)	7,471
Prepaid expenses and other	1,214	21	1,235
Total Current Assets	74,847	(25,295)	49,552

Net Property and Equipment	6,736	—	6,736
Long-Term Receivables	154	—	154
Deferred Financing Costs, Net	228	—	228
Intangibles, Net	4,808	—	4,808
Goodwill	12,781	—	12,781

Total Assets	$99,554	$(25,295)	$74,259

Current liabilities
Current maturities of long-term debt	$234	$—	$234
Accounts payable	21,796	(5,446)	16,350
Accrued expenses	27,128	(22,439)	4,689
Billings in excess of costs and estimated earnings on uncompleted contracts	1,623	12,590	14,213
Customer deposits	231	—	231
Total Current Liabilities	51,012	(15,295)	35,717

Long-Term Debt, less current maturities	3,418	—	3,418

Total Liabilities	54,430	(15,295)	39,135

Stockholders’ Equity
Common stock	2	—	2
Additional paid-in capital	185,402	—	185,402
Accumulated deficit	(140,280)	(10,000)	(150,280)

Total Stockholders’ Equity	45,124	(10,000)	35,124

Total Liabilities and Stockholders’ Equity	$99,554	$(25,295)	$74,259

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Operations
	For Year Ended December 31, 2011
	Previously
	Reported	Adjustments	Restated

Revenue	$120,083	$(20,710)	$99,373

Cost of sales	95,657	(13,257)	82,400

Gross Profit	24,426	(7,453)	16,973

Selling, general and administrative expense	28,255	(99)	28,156
Amortization of intangibles	635	—	635
Restructuring charge	1,281	—	1,281
Impairment loss	5,846	—	5,846

Operating loss	(11,591)	(7,354)	(18,945)

Other Income (Expense)
Interest income	141	—	141
Interest expense	(129)	—	(129)

Total other income (expense)	12	—	12

Net loss	$(11,579)	$(7,354)	$(18,933)

Basic and Diluted Loss Per Common Share	$(0.49)	$(0.30)	$(0.79)

Weighted Average Common Shares Outstanding	23,823,814	—	23,823,814

Lime Energy Co.

Notes to Consolidated Financial Statements

	For Year Ended December 31, 2011
	Previously
	Reported	Adjustments	Restated

Cash Flows From Operating Activities
Net Loss	$(11,579)	$(7,354)	$(18,933)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	361	—	361
Share-based compensation	2,191	—	2,191
Depreciation and amortization	1,325	—	1,325
Amortization of deferred financing costs	32	—	32
Issuance of stock and warrants in exchange for services received	6	—	6
Loss on disposition of fixed assets	107	—	107
Goodwill impairment	5,846	—	5,846
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(4,780)	—	(4,780)
Inventories	368	—	368
Costs and estimated earnings in excess of billings on uncompleted contracts	(17,370)	17,630	260
Prepaid expenses and other current assets	(229)	1	(228)
Accounts payable	2,653	2,187	4,840
Accrued expenses	16,758	(15,437)	1,321
Billings in excess of costs and estimated earnings on uncompleted contracts	625	2,973	3,598
Other current liabilities	(560)	—	(560)

Net cash used in operating activities	(4,246)	—	(4,246)

Cash Flows From Investing Activities
Net proceeds from sale of property and equipment	765	—	765
Purchases of property and equipment	(5,357)	—	(5,357)
Decrease (increase) in restricted cash	1,188	—	1,188

Net cash used in investing activities	(3,404)	—	(3,404)

Cash Flows From Financing Activities
Proceeds from long-term debt	3,600	—	3,600
Payments of long-term debt	(481)	—	(481)
Debt issuance costs	(260)	—	(260)
Proceeds from issuance of shares for benefit plans	65	—	65

Net cash provide by (used in) financing activities	2,924	—	2,924

Net (Decrease) Increase in Cash and Cash Equivalents	(4,726)	—	(4,726)

Cash and Cash Equivalents, at beginning of period	13,016	—	13,016

Cash and Cash Equivalents, at end of period	$8,290	$—	$8,290

Lime Energy Co.

Notes to Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported audited results for the year ended December 31, 2010:

	Consolidated Balance Sheet
	For Year Ended December 31, 2010
	Previously
	Reported	Adjustments	Restated

Current assets
Cash and cash equivalents	$13,016	$—	$13,016
Restricted cash	1,913	—	1,913
Accounts receivable, net	26,393	—	26,393
Inventories	998	—	998
Costs and estimated earnings in excess of billings on uncompleted contracts	15,417	(7,685)	7,732
Prepaid expenses and other	985	1	986
Total Current Assets	58,722	(7,684)	51,038

Net Property and Equipment	2,940	—	2,940
Long-Term Receivables	543	—	543
Intangibles, Net	5,444	—	5,444
Goodwill	18,627	—	18,627

Total Assets	$86,276	$(7,684)	$78,592

Current liabilities
Current maturities of long-term debt	$115	$—	$115
Accounts payable	19,143	(7,633)	11,510
Accrued expenses	10,370	(7,022)	3,348
Billings in excess of costs and estimated earnings on uncompleted contracts	998	9,617	10,615
Customer deposits	791	—	791
Total Current Liabilities	31,417	(5,038)	26,379

Long-Term Debt, less current maturities	418	—	418

Total Liabilities	31,835	(5,038)	26,797

Stockholders’ Equity
Common stock	2	—	2
Additional paid-in capital	183,140	—	183,140
Accumulated deficit	(128,701)	(2,646)	(131,347)

Total Stockholders’ Equity	54,441	(2,646)	51,795

Total Liabilities and Stockholders’ Equity	$86,276	$(7,684)	$78,592

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Operations
	For Year Ended December 31, 2010
	Previously
	Reported	Adjustments	Restated

Revenue	$95,718	$(12,377)	$83,341

Cost of sales	74,657	(9,115)	65,542

Gross Profit	21,061	(3,262)	17,799

Selling, general and administrative expense	25,883	(130)	25,753
Amortization of intangibles	589	—	589

Operating loss	(5,411)	(3,132)	(8,543)

Other Income (Expense)
Interest income	205	—	205
Interest expense	(33)	—	(33)

Total other income (expense)	172	—	172

Net loss	$(5,239)	$(3,132)	$(8,371)

Basic and Diluted Loss Per Common Share	$(0.22)	$(0.13)	$(0.35)

Weighted Average Common Shares Outstanding	23,622,028	—	23,622,028

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Cash Flows
	For Year Ended December 31, 2010
	Previously
	Reported	Adjustments	Restated

Cash Flows From Operating Activities
Net Loss	$(5,239)	$(3,132)	$(8,371)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	33	—	33
Share-based compensation	1,325	—	1,325
Depreciation and amortization	1,095	—	1,095
Issuance of stock and warrants in exchange for services received	8	—	8
Loss on disposition of fixed assets	11	—	11
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(7,094)	—	(7,094)
Inventories	(768)	—	(768)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,885)	8,760	(1,125)
Prepaid expenses and other current assets	(233)	(1)	(234)
Accounts payable	10,719	(5,848)	4,871
Accrued expenses	5,478	(3,516)	1,962
Billings in excess of costs and estimated earnings on uncompleted contracts	364	3,737	4,101
Other current liabilities	(8)	—	(8)

Net cash used in operating activities	(4,194)	—	(4,194)

Cash Flows From Investing Activities
Purchase of gas rights	(2,650)	—	(2,650)
Net proceeds from sale of property and equipment	16	—	16
Purchases of property and equipment	(1,557)	—	(1,557)
Decrease (increase) in restricted cash	(1,413)	—	(1,413)

Net cash used in investing activities	(5,604)	—	(5,604)

Cash Flows From Financing Activities
Payments of long-term debt	(198)	—	(198)
Proceeds from issuance of shares for benefit plans	142	—	142

Net cash provide by (used in) financing activities	(56)	—	(56)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,854)	—	(9,854)

Cash and Cash Equivalents, at beginning of period	22,870	—	22,870

Cash and Cash Equivalents, at end of period	$13,016	$—	$13,016

Lime Energy Co.

Notes to Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported audited results for the year ended December 31, 2009:

	Consolidated Balance Sheet
	For Year Ended December 31, 2009
	Previously
	Reported	Adjustments	Restated

Current assets
Cash and cash equivalents	$22,870	$—	$22,870
Restricted cash	500	—	500
Accounts receivable	19,330	—	19,330
Inventories	230	—	230
Costs and estimated earnings in excess of billings on uncompleted contracts	5,532	1,075	6,607
Prepaid expenses and other	752	—	752
Total Current Assets	49,214	1,075	50,289

Net Property and Equipment	1,917	—	1,917
Long Term Receivables	545	—	545
Intangibles, net	3,382	—	3,382
Goodwill	18,627	—	18,627

Total Assets	$73,685	$1,075	$74,760

Current liabilities
Lines of credit	$—	$—	$—
Current maturities of long-term debt	187	—	187
Accounts payable	8,424	(1,879)	6,545
Accrued expenses	4,892	(6,148)	(1,256)
Billings in excess of costs and estimated earnings on uncompleted contracts	634	5,881	6,515
Customer deposits	799	—	799
Total Current Liabilities	14,936	(2,146)	12,790

Long-Term Debt, less current maturities	544	—	544

Total Liabilities	15,480	(2,146)	13,334

Stockholders’ Equity
Common stock	2	—	2
Additional paid-in capital	181,665	—	181,665
Accumulated deficit	(123,462)	3,221	(120,241)

Total Stockholders’ Equity	58,205	3,221	61,426

Total Liabilities and Stockholders’ Equity	$73,685	$1,075	$74,760

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Operations
	For Year Ended December 31, 2009
	Previously
	Reported	Adjustments	Restated

Revenue	$70,802	$(4,991)	$65,811

Cost of sales	57,192	(7,362)	49,830

Gross Profit	13,610	2,371	15,981

Selling, general and administrative	23,940	69	24,009
Amortization of intangibles	1,221	—	1,221
Impairment loss	2,652	—	2,652

Operating loss	(14,203)	2,302	(11,901)

Other Income (Expense)
Interest income	137	—	137
Interest expense	(3,210)	—	(3,210)

Total other income (expense)	(3,073)	—	(3,073)

Loss from continuing operations before discontinued operations	(17,276)	2,302	(14,974)

Discontinued Operations:
Loss from operation of discontinued business	(1,786)	—	(1,786)

Loss before income taxes	(19,062)	2,302	(16,760)

Income tax benefit	1,034	—	1,034

Net loss	(18,028)	2,302	(15,726)

Preferred Dividend	(1,499)	—	(1,499)

Net Loss Available to Common	$(19,527)	$2,302	$(17,225)

Basic and diluted loss per common share from continuing operations	$(1.12)	$0.14	$(0.97)

Discontinued operations	(0.11)	—	(0.11)

Basic and Diluted Loss Per Common Share	$(1.23)	$0.14	$(1.08)

Weighted Average Common Shares Outstanding (Note 3)	15,892,768	—	15,892,768

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Cash Flows
	For Year Ended December 31, 2009
	Previously
	Reported	Adjustments	Restated

Cash Flows Used in Operating Activities
Net Loss	$(18,028)	$2,302	$(15,726)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debt	304	—	304
Share based compensation	1,803	—	1,803
Preferred stock dividends	(1,499)	—	(1,499)
Depreciation and amortization	1,906	—	1,906
Amortization of deferred financing costs	313	—	313
Amortization of original issue discount	1,411	—	1,411
Issuance of warrants in exchange for services received	27	—	27
Beneficial value of change in conversion price of suborinated notes	938	—	938
PIK notes issued for interest	21	—	21
Accrued interest converted to common stock	204	—	204
Accrued interest converted to preferred stock	781	—	781
Loss on disposition of fixed assets	12	—	12
Trade name impairment	2,652	—	2,652
Imapirment on disposal of Energy Technology business	503	—	503
Deferred income tax benefit	(1,034)	—	(1,034)
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	4,967	—	4,967
Inventories	(224)	—	(224)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,454)	1,187	(267)
Prepaid expenses and other current assets	666	—	666
Accounts payable	(7,044)	(1,488)	(8,532)
Accrued liabilities	1,905	(5,807)	(3,902)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,324)	3,806	2,482
Deferred revenue	(95)	—	(95)
Other current liabilities	(418)	—	(418)

Net cash used in operating activities	(12,707)	—	(12,707)

Cash Flows Used in Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(1,047)	—	(1,047)
Proceeds from sale of fixed assets	11	—	11
Purchase of property and equipment	(378)	—	(378)
Restricted cash	(500)	—	(500)

Net cash used in investing activities	(1,914)	—	(1,914)

Cash Flows From Financing Activities
(Payments) borrowings on line of credit	(3,966)	—	(3,966)
Proceeds from long-term debt	27	—	27
Payments of long-term debt	(1,611)	—	(1,611)
Proceeds from issuance of common stock	42,301	—	42,301
Costs related to stock issuances	(3,130)	—	(3,130)
Proceeds from issuance shares for benefit plans	91	—	91
Proceeds from exercise of options and warrants	45	—	45

Net cash provided by financing activities	33,757	—	33,757

Net Increase (Decrease) in Cash and Cash Equivalents	19,136	—	19,136

Cash and Cash Equivalents, at beginning of period	3,734	—	3,734

Cash and Cash Equivalents, at end of period	$22,870	$—	$22,870

Lime Energy Co.

Notes to Consolidated Financial Statements

The following tables summarize the adjustments made to our previously reported audited results for the year ended December 31, 2008:

	Consolidated Balance Sheet
	For Year Ended December 31, 2008
	Previously
	Reported	Adjustments	Restated

Current assets
Cash and cash equivalents	$3,734	$—	$3,734
Accounts receivable	24,227	—	24,227
Inventories	665	—	665
Costs and estimated earnings in excess of billings on uncompleted contracts	4,078	2,261	6,339
Prepaid expenses and other	1,418	—	1,418
Total Current Assets	34,122	2,261	36,383

Net Property and Equipment	2,081	—	2,081
Long Term Receivables	1,031	—	1,031
Deferred Financing Costs	4	—	4
Intangibles, net	7,137	—	7,137
Goodwill	18,513	—	18,513

Total Assets	$62,888	$2,261	$65,149

Current liabilities
Lines of credit	$3,987	$—	$3,987
Current maturities of long-term debt	187	—	187
Accounts payable	15,452	(391)	15,061
Accrued expenses	3,855	(342)	3,513
Billings in excess of costs and estimated earnings on uncompleted contracts	1,958	2,075	4,033
Current portion of deferred revenue	358	—	358
Customer deposits	1,289	—	1,289
Total Current Liabilities	27,086	1,342	28,428

Deferred Revenue, less current portion	90	—	90
Long-Term Debt, less current maturities	5,717	—	5,717
Deferred Tax Liability	1,034	—	1,034

Total Liabilities	33,927	1,342	35,269

Stockholders’ Equity
Preferred stock	4	—	4
Common stock	1	—	1
Additional paid-in capital	134,390	—	134,390
Accumulated deficit	(105,434)	919	(104,515)

Total Stockholders’ Equity	28,961	919	29,880

Total Liabilities and Stockholders’ Equity	$62,888	$2,261	$65,149

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Operations
	For Year Ended December 31, 2008
	Previously
	Reported	Adjustments	Restated

Revenue	$54,975	$(301)	$54,674

Cost of sales	43,281	(914)	42,367

Gross Profit	11,694	613	12,307

Selling, general and administrative	18,100	(342)	17,758
Amortization of intangibles	1,568	—	1,568

Operating loss	(7,974)	955	(7,019)

Other Income (Expense)
Interest income	87	—	87
Interest expense	(2,668)	—	(2,668)

Total other income (expense)	(2,581)	—	(2,581)

Loss from continuing operations before discontinued operations	(10,555)	955	(9,600)

Discontinued Operations:
Loss from operation of discontinued business	(2,480)	—	(2,480)

Net loss	(13,035)	955	(12,080)

Preferred Dividend	(288)	—	(288)

Net Loss Available to Common	$(13,323)	$955	$(12,368)

Basic and diluted loss per common share from continuing operations	$(1.29)	$0.11	$(1.18)

Discontinued operations	(0.30)	—	(0.30)

Basic and Diluted Loss Per Common Share	$(1.59)	$0.11	$(1.48)

Weighted Average Common Shares Outstanding (Note 3)	8,381,697	—	8,381,697

Lime Energy Co.

Notes to Consolidated Financial Statements

	Statement of Cash Flows
	For Year Ended December 31, 2008
	Previously
	Reported	Adjustments	Restated

Cash Flows Used in Operating Activities
Net Loss	$(13,035)	$955	$(12,080)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debt	128	—	128
Share based compensation	3,784	—	3,784
Preferred stock dividends	(288)	—	(288)
Depreciation and amortization	2,540	—	2,540
Amortization of deferred financing costs	3	—	3
Amortization of original issue discount	1,001	—	1,001
Issuance of warrants in exchange for services received	113	—	113
PIK notes issued for interest	228	—	228
Accrued interest converted to common stock	250	—	250
Accrued interest converted to preferred stock	207	—	207
Loss on disposition of fixed assets	2	—	2
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(13,302)	—	(13,302)
Inventories	28	—	28
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,286)	(1,890)	(4,176)
Prepaid expenses and other current assets	(542)	9	(533)
Accounts payable	7,054	(831)	6,223
Accrued liabilities	455	(433)	22
Billings in excess of costs and estimated earnings on uncompleted contracts	800	2,190	2,990
Deferred revenue	(691)	—	(691)
Other current liabilities	107	—	107

Net cash used in operating activities	(13,444)	—	(13,444)

Cash Flows Used in Investing Activities
Acquisition (including acquisition costs), net of cash acquired	(3,804)	—	(3,804)
Proceeds from sale of fixed assets	3	—	3
Purchase of property and equipment	(403)	—	(403)

Net cash used in investing activities	(4,204)	—	(4,204)

Cash Flows From Financing Activities
(Payments) borrowings on line of credit	14,726	—	14,726
Proceeds from long-term debt	134	—	134
Payments of long-term debt	(620)	—	(620)
Proceeds from issuance of common stock	3,001	—	3,001
Costs related to stock issuances	(760)	—	(760)
Proceeds from exercise of options and warrants	120	—	120

Net cash provided by financing activities	16,601	—	16,601

Net Increase (Decrease) in Cash and Cash Equivalents	(1,047)	—	(1,047)

Cash and Cash Equivalents, at beginning of period	4,781	—	4,781

Cash and Cash Equivalents, at end of period	$3,734	$—	$3,734

Note 4 - Summary of Significant Accounting Policies

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

Concentration of Risk

The Company’s customers are primarily utilities and their small business customers and the Army Corp. of Engineers.  During 2012, three utility customers represented 59% of the Company’s consolidated revenue from continuing operations while the Army Corp. of Engineers represented an additional 12%.  During 2011, two utility customers were responsible for 60% and the Army Corp. of Engineers was responsible for 25% of the Company’s consolidated revenue from continuing operations.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  During 2012 and 2011, one supplier was responsible for 44% and 38% of the Company consolidated supplier purchases, respectively.

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

The following is a summary of changes to the allowance for doubtful accounts (in thousands):

Year ended December 31,	2012	2011

Balance at the beginning of the period	150	28

Additions charged to costs and expenses	866	144

Deductions: Amounts (written-off) recovered	3	(22)

Balance at the end of the period	1,019	150

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

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  Following completion of the Investigation, the Company undertook

Lime Energy Co.

Notes to Consolidated Financial Statements

an assessment of its goodwill for possible impairment and concluded that the fair value of the continuing business, based on the discounted current value of the estimated future cash flows, exceeded the carrying value, indicating that the goodwill was not impaired.  For the purposes of this analysis it split its existing goodwill between the continuing and discontinued businesses and assessed them separately.  As explained further in Note 30, the Company sold the majority of its discontinued business on February 28, 2013.  Utilizing the sales price of this business as an indicator of its fair market value, it concluded that the goodwill associated with this business was partially impaired.  As a result, it reduced the carrying value of the goodwill by $1.4 million, to $5.3 million and recorded a $1.4 million impairment loss during the fourth quarter of 2012.

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

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on restated, historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value.

These estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.  During the fourth quarter of 2012, the Company determined that the future cash flows of its Zemel Road generating facility were likely to be less than initially anticipated, due to lower than projected gas flow rates and higher than expected operating costs.  As a result the fair market value was determined to be less than the Company’s current carrying value, indicating an impairment of this asset’s value.

On February 28, 2013, the Company sold its ESCO business. The sales price received upon the sale of this business was less than the Company’s carrying value as of December 31, 2013, indicating that the asset was partially impaired.  The Company therefore reduced the carrying value of the assets associated with this business during the fourth quarter of 2012, recoding an impairment loss in the process.

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

Intangible Assets

The Company’s finite life intangible assets are comprised of technology and software and gas-rights.  Finite life intangible assets are amortized based on the timing of expected economic benefits associated with the asset over their estimated useful lives.  The Company has generally used estimated useful lives of five to seven years for technology and software and the corresponding term of gas-rights agreements, which is 20 years.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

On February 28, 2013, the Company sold its ESCO business. The sales price received upon the sale of this business was less than the Company’s carrying value as of December 31, 2013, indicating that the asset was partially impaired.  As part of the adjustment to reduce the carrying value of the assets of this business to the implied fair value, it wrote off all of the intangibles assets associated with the business.

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

Billings on contracts that do not meet the Company’s revenue recognition policy requirements for which it has been paid or has a valid account receivable are recorded as “Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts” (“Billings in Excess”). Billings in Excess totaled $1.5 million and $5.0 million as of December 31, 2012 and 2011, respectively.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

As of December 31, 2012, the Company had customer projects underway for which it had incurred costs but not yet recognized revenue due to its revenue recognition policies, or had recognized revenue but not yet invoiced the customer.  The Company records these expenses and unbilled revenue as a current asset titled “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.” The expenses included in this account will be recognized as the related projects are completed and revenue is recognized.  The Company had Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts of $3.7 million and $1.3 million at December 31, 2012 and 2011, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $218,000 and $275,000 for the periods ended December 31, 2012 and 2011, respectively.

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

The Company has not included the outstanding options, warrants or convertible debt as common stock equivalents when calculating the diluted loss per share for the years ended December 31, 2012 or 2011, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and convertible debt that is not included in the basic and diluted loss per share available to common stockholders:

December 31,	2012	2011

Weighted average shares issuable upon exercise of outstanding options	4,370,361	4,010,381

Weighted average shares issuable upon exercise of outstanding warrants	1,019,823	613,252

Weighted average shares issuable upon conversion of convertible debt	5,728,986	—

Total	11,119,170	4,623,633

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.  The Company’s long-term debt approximates fair value based on comparison to instruments with similar terms for companies with similar credit quality.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

The following are the components of the Company’s stock compensation expense during the years ended December 31, 2012 and 2011, respectively:

	2012	2011

Stock Options	$1,322	$1,501

Restricted Stock	481	610

Employee Stock Purchase Plan (1)	(19)	80

Total Stock Compensation Expense	$1,784	$2,191

(1)         The Employee Stock-Purchase Plan was terminated before its planned expiration during 2012 due to the Company inability to maintain a current registration statement for the shares.  Upon the termination of the Plan, the Company reversed previously recorded compensation expense associated with employee’s rights to purchase shares under the Plan.

Please refer to Notes 22, 23 and 24 for additional information regarding share-based compensation expense.

Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 5 — GES-Port Charlotte

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets.  In October 2010, LEAD paid $2.65 million to acquire GES-Port Charlotte, an entity that held the gas rights to the Zemel Road landfill in Punta Gorda, Florida.  Shortly thereafter GES-Port Charlotte entered into a 20-year power purchase agreement with a utility for the sale of electricity and certain environmental attributes to be generated from the landfill gas.  In October 2011, it completed construction of a 2.8 megawatt landfill-gas to electricity facility on the site and began delivery of electricity under the power purchase agreement.  The cost to construct the facility was approximately $4.7 million, net of a $1.8 million U.S. Treasury Grant received for the project in December 2011.  The Company financed a portion of the construction costs with a $3.6 million term loan.  Refer to Note 13 for information regarding the terms of this loan.

The Company evaluates all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with ASC 360-10-35, “Accounting for the

Lime Energy Co.

Notes to Consolidated Financial Statements

Impairment or Disposal of Long-Lived Assets.” It records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Its cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. During the fourth quarter of 2012, it estimates regarding future cash flows indicated that the fair-market value of the Zemel Road landfill-gas to electricity generating facilities was less than its current carrying value.  Accordingly, it recorded a $3.5 million impairment charge for impairment to both the intangible asset and the associated PP&E to reduce the value of these assets to their estimate of fair-market values during the fourth quarter of 2012.

Note 6 — Restructuring Charge

During 2011, the Company initiated a restructuring to reduce costs, better integrate its operations and consolidate certain accounting and administrative functions.  In connection with this restructuring, it recorded a $1.1 million restructuring charge during the second quarter and an additional $172 thousand charge during the third quarter.  The second quarter charge consisted primarily of severance related costs and the third quarter charge was primarily costs associated with the sale of real estate.  Activity in this account during 2011 and 2012 was as follows:

As of December 31,	2012	2011

Beginning Balance	$12	$—

Additions	—	1,281

Reductions	(12)	(1,269)

Ending Balance	$—	$12

Note 7 — Impairment Loss

During the fourth quarter of 2012, the Company completed a review of the assets of its GES-Port Charlotte subsidiary, which holds the Zemel Road landfill gas to electricity generating facility, and determined that based on its discounted projected future operating cash flows, that the fair market value of the assets was less than the Company’s current carrying value.  The $2.5 million carrying amount of the intangible asset associated with the facility (Level 3 asset) was written-down to its fair value of $0, resulting in an impairment charge of $2.5 million, which is included in selling, general and administrative expenses. The $4.6 million carrying amount of the generating assets (Level 3 assets) were written-down to their fair value of $3.5 million, resulting in an impairment charge of $1.1 million, which is included in selling, general and administrative expenses during the fourth quarter of 2012.  The total impairment loss for 2012 was $3.5 million.

On February 28, 2013, the Company sold its ESCO business, with comprised the majority of its public sector business.  The sales price received for this business was less than the Company’s carry value, indicating that the assets were impaired.  Accordingly, the Company reduced the carrying value of

Lime Energy Co.

Notes to Consolidated Financial Statements

the property, plant and equipment and intangible assets to $0 and reduced the value of the goodwill associated with the business by $1.4 million.  The total impairment loss record during the fourth quarter of 2012 as a result of these adjustments was $3.2 million.  The impairment loss has been included in the loss from operation of the discontinued business in the accompanying financial statements.

During the fourth quarter of 2011, the Company completed a step 1 impairment analysis and determined that, due to a significant decline in the performance of its C&I reporting unit, the carrying value of its goodwill was impaired.  It then completed a step 2 analysis as required by ASC 350, to calculate the implied fair value of the goodwill.  In a step 2 analysis, the implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles, as if the reporting unit was being acquired in a business combination.  Utilizing this two-step method the Company determined the implied fair value of the goodwill to be $923 thousand.  To adjust the carrying value of the goodwill from $6.7 million to $923 thousand, it recorded a $5.8 million impairment loss during the period, which is included in discontinued operations in the accompanying financial statements.

Fair value assessment of the reporting unit is considered a Level 3 measurement due to the significant unobservable inputs developed using company specific information. We used a discounted cash flow analysis, which requires unobservable inputs (Level 3) including the selection of an appropriate discount rate and the amount and timing of expected future cash flows, to determine the fair value of the reporting unit. Additionally, fair values reflect a risk premium to the discount rate due to the uncertainty in forecasting future cash flows.

Note 8 — Discontinued Operations

As of December 31, 2012, the Company was in active discussions to sell its Public Sector business and ultimately came to terms with a buyer and closed on the sale of this business on February 28, 2013.  It also shut down its Asset Development business (excluding GES-Port Charlotte) effective December 31, 2012.  The operating results and associated assets and liabilities of these two businesses have been reported as discontinued operations in the accompanying financial statements.

The revenue and loss related to discontinued operations were as follows (in thousands):

Year ended December 31,	2012	2011

Revenue	35,920	57,447

Operating Loss	(11,239)	(9,574)

Lime Energy Co.

Notes to Consolidated Financial Statements

The assets and liabilities related to discontinued operations were as follows (in thousands):

December 31,	2012	2011

Accounts Receivable	9,664	11,086
Inventory	—	630
Costs and estimated earnings in excess of billings on uncompleted contracts	1,210	6,143
Prepaid expenses and other	17	393
Total current assets	10,891	18,252

Deferred financing costs	51	—
Net Property and Equipment, net	193	452
Goodwill	5,337	6,772
Intangibles	—	2,046
Total long-term assets	5,581	9,270

Total Assets	16,472	27,522

Current portion of long-term debt	8	54
Accounts Payable	2,178	4,524
Accrued Expense	2,781	2,213
Billings in excess of costs and estimated earnings on uncompleted contracts	7,550	9,191
Customer Deposits	—	31
Total current liabilities	12,517	16,013

Long-Term Debt, less current portion	5	13

Total Liabilities	12,522	16,026

Note 9 — Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2012	2011

Buildings	$34	$16
Generating equipment	3,782	4,664
Furniture	278	195
Office equipment	2,857	2,204
	6,951	7,079

Less accumulated depreciation	(1,727)	(796)

	$5,224	$6,283

Lime Energy Co.

Notes to Consolidated Financial Statements

Total depreciation expense was $1.1 million and $690 thousand for the years ended December 31, 2012 and 2011, respectively.  Included in this expense was depreciation from discontinued operations of $196 thousand and $533 thousand for the years ended December 31, 2012 and 2011 respectively.

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

	Continuing
	Operations	Discontinued Operations
	AEM	AEM	C&I	Total

Balance at December 31, 2010	$6,009	$5,849	$6,769	$18,627

Goodwill Impairment	—	—	(5,846)	(5,846)

Balance at December 31, 2011	$6,009	$5,849	$923	$12,781

Corporate reorganization	—	923	(923)	—
Goodwill Impairment	—	(1,435)	—	(1,435)

Balance at December 31, 2012	$6,009	$5,337	$—	$11,346

The components of intangible assets as of December 31, 2012 and 2011 are as follows (in thousands):

	Weighted Average Remaining Life (months)	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
As of December 31, 2012
Amortized intangible assets:
Contract rights	—	$446	$446	$—	$—
Technology and software	3.0	125	115	—	10
Gas-rights	0.0	2,650	155	2,495	—
Total		$3,221	$716	$2,495	$10

As of December 31, 2011
Amortized intangible assets:
Contract rights	4.5	$446	$347	$—	99
Technology and software	9.0	125	90	—	35
Gas-rights	119.5	2,650	22	—	2,628
Total		$3,221	$459	$—	$2,762

Lime Energy Co.

Notes to Consolidated Financial Statements

The aggregate amortization expense from continuing operations was $257,000 and $196,000 for the years ended December 31, 2012 and 2011, respectively.  The aggregate amortization expense from discontinued operations was $437,000 and $440,000 for the years ended December 31, 2012 and 2011, respectively.

Note 11 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2012	2011

Accrued rent	$507	$101
Compensation	715	1,354
Interest	2	1
Interest Rate Swap Liability	66	43
Job costs	77	4
Restructuring reserve	—	12
Sales tax payable	1,159	19
Taxes	27	33
Other	690	905

	$3,243	$2,472

Note 12 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit was tied to eligible receivables and borrowings were secured by all the Company’s assets.  Borrowings were to incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and had an unused fee of 0.30% per annum.  The line contained covenants that required the Company to maintain a minimum current ratio of 1.55 to 1.0 or greater and a maximum tangible leverage ratio of 1.30 to 1.0.  While the Company was not in compliance with these covenants at the end of December 31, 2012, the Company never drew on the line.  The line expired on March 9, 2013.

Note 13 — Notes Payable

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC was subsequently acquired by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement matures on, and all outstanding balances are due and payable on, October 31, 2016.  The Loan Agreement requires the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow is defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service is defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).  No Excess Cash Flow payment was due for 2012.  The loan carries an interest rate

Lime Energy Co.

Notes to Consolidated Financial Statements

equal to 30-day LIBOR plus 500 basis points.  As of December 31, 2012 the 30-day LIBOR rate was 0.21%.

Borrowings pursuant to the Loan Agreement are secured by all of the assets of GES and guaranteed by Lime. The Loan Agreement contains customary events of default, including the failure to make required payments, borrower’s failure to comply with certain covenants or other agreements, borrower’s breach of the representations and covenants contained in the agreement, the filing or attachment of a lien to the collateral, the occurrence of a material adverse change, borrower’s default of other certain indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated.

The Loan Agreement contains a covenant that requires GES to maintain a minimum Debt Service Coverage Ratio to 1.35 to 1.0.  The Debt Service Ratio is defined as the ratio of (a) EBITDA, less cash taxes and unfunded capital expenditures to (b) Debt Service.  As of December 31, 2012, the company was not in compliance with the debt Service Coverage Ratio.  On January 4, 2013, PNC notified the Company that the loan was in default as a result of the failure to meet the minimum debt Coverage Ratio, but that it has chosen not to exercise its rights, but reserved the right to do so in the future.  On July 2, 2013, PNC notified the Company that it was requiring the Company to start paying interest at the default rate of LIBOR plus 9.00% per annum.  The Company remains current with all scheduled loan payments and is currently in discussions with PNC to forebear from taking any actions while the Company attempts to sell the asset.  The entire balance of the note has been presented as a current liability in the accompanying financial statements due to the fact that the default was on-going and had not been waived by the bank.

The Company entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap is being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The mark-to-market value of the swap was a liability of $66,000 and $43,000 as of December 31, 2012 and 2011, respectively.  The liability associated with the decline in the fair value has been included in accrued expense.

Note 14 — Subordinated Convertible Term Notes

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of Directors (collectively with the other investors, the “Holders”).  Pursuant to the terms of the Purchase Agreement, the Holders lent the Company $6,050,000 under a Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”).  The Note has a term of five years, will accrue interest at the rate of 12-1/2% per year, payable semi-annually at the Company’s election in cash or additional Notes.

The Holders are entitled to convert the Notes at any time, at their election, into shares of the Company’s common stock at a conversion price equal to $0.7325 per share (the “Conversion Price’).  The Company can require conversion of the notes  if the weighted average price for the its common stock (i) during the period commencing on the issuance date and terminating on the first anniversary of the issuance date, is at least two hundred percent (200%) of the Conversion Price for at least 20 trading days during a 30 trading day period ending within 5 trading days prior to the Company sending a notice of forced conversion to the holders of the Notes, or (ii) during the period commencing on the day following the first anniversary of the issuance date and terminating on the maturity date, is at least one hundred seventy-five percent (175%) of the Conversion Price for at least 20 trading days during a 30-trading day period ending within 5 trading days prior to the Company sending a forced conversion notice to the holders of the Notes.  The number of shares the Company shall be obligated to issue will be limited such at it would not violate any requirements of any exchange upon which it might be listed at the time of the conversion.

The Holders can require that the Company redeem all or any portion of the Notes upon the occurrence of a Trigger Event.  Trigger Events include (i) failure to have sufficient authorized shares at any time following the 60th day after issuance, (ii) failure to pay any amount of principal, interest or other amounts when and as due under the notes, (iii) if it voluntarily or involuntarily seeks protection under bankruptcy laws, or iv) if it breaches any representation, warranty or covenant or other term or condition of any transaction document.

The Company is required to redeem the Notes upon a Change of Control at the Change of Control Premium.  The Change of Control Premium is defined as (i) 130% from the Issuance Date through the second anniversary of the Issuance Date, (ii) 120% after the second anniversary of the Issuance Date through the fourth anniversary of the Issuance Date and (iii) 100% thereafter.

Under the terms of the Note, the Company covenants not to ( i) redeem debt that is subordinated to the Notes, or (ii) redeem, repurchase or declare or pay a cash dividend or distribution on its capital stock.  The Notes are subordinated to (i) all commercial loans or other credit facilities that are or will be secured by all or substantially all of the assets of the Company and that have been approved by the Company’s Board of Directors as senior in rank to the Notes and (ii) any and all obligations to the issuers of surety bonds and performance bonds for which the Company or any of its subsidiaries is the principal obligor.

In connection with the entry into the Purchase Agreement, the Company issued the Holders warrants to purchase 4,514,927 shares of its common stock at $0.67 per share (the “Warrants”).  These warrants expire on the 5th anniversary of their issuance and contain a cashless-exercise option.  The Company determined the value of the Warrants to be $1.4 million using a trinomial option pricing model.

The Purchase Agreement requires that the Company seek stockholder approval and file an amendment to the Company Certificate of Incorporation with the Delaware Secretary of State to increase the Company’s authorized number of shares of Common Stock by February 28, 2013 to, at a minimum, a number that will allow the Company to issue all shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants.  In addition, in accordance with NASDAQ rules, the aggregate number of shares issuable upon conversion of the Notes and exercise of the Warrants shall not exceed 20% of the issued and outstanding shares prior to the transaction unless the stockholders of the Company have approved the transaction.  The Company has determined that it has a sufficient number of authorized shares to cover the conversion of the Notes and exercise of the Warrants, therefore did not need to seek stockholder approval to increase the number of authorized shares.

In recording the transaction, the Company allocated the value of the proceeds to the Notes and Warrants based on their relative fair values.  In doing so, it determined that the Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Notes (determined on the Note issuance date) exceeded the value allocated to the Notes of $4,924,000.  The Term Notes are convertible into 8,259,386 shares of common stock, which at the market price of $0.64 per share on date of issuance of the Notes was worth $5,286,000.  The difference between the market value of the shares issuable upon conversion and the value allocated to the Notes of $362,000 was considered to be the value of the beneficial conversion feature.

Lime Energy Co.

Notes to Consolidated Financial Statements

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Notes which was then amortized over the term of the Notes using the effective interest method.  Amortization of the discount of $50,000 was included in interest expense during the year ended December 31, 2012.

In addition, the Company incurred costs of approximately $37,000 relative to issuance of the Notes.  These costs were capitalized and were also being amortized over the term of the Notes using the effective interest method.  Amortization of the deferred issuance costs of $2,000 was included in interest expense during the year ended December 31, 2012.

The Company elected to pay the interest accrued through December 31, 2012, of $137,000 in additional Notes.

Note 15 — Letter of Credit Agreement

On December 7, 2012, the Company entered into a Letter of Credit Agreement (the “Agreement”) with Richard P. Kiphart, the Company’s Chairman and largest individual stockholder.  Pursuant to the Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,000,000.  The Letter of Credit will be used to support the issuance of performance bonds required by certain of the Company’s contracts with customers.  Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Letter of Credit will terminate on December 7, 2013.

The Company has agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Letter of Credit.  The Company will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the Letter of Credit.  All such indemnification, fees and expenses will be payable by the Company within ten business days of the Company’s receipt of Mr. Kiphart’s written demand.

Pursuant to the Agreement, the Company has issued Mr. Kiphart a warrant (the “Warrant”) to purchase 275,000 shares of the Company’s common stock at an exercise price of $0.51 as consideration for his obligations under the Agreement.  The warrant has a three year term and may be exercised on a cashless basis at Mr. Kiphart’s election.  The Company determined the value of the Warrant to be $56,000 using a trinomial option pricing model.  The value of the Warrant was recorded to deferred financing costs and is being amortized on a straight-line basis over the term of the agreement, with the amortization included in interest expense.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 16 — Long Term Debt

The Company’s long term debt consists of the following (in thousands):

December 31,	2012	2011

Term note to PNC Bank, 30-day LIBOR plus 5.0%, payable $15,000 per month plus interest, with annual mandatory prepayment equal to 50% of excess cash flow commencing after calendar year 2012. A final payment of the lesser of $3,090,000 and the outstanding principal balance is due on October 31, 2016.	$3,405	$3,585

Subordinated convertible term notes (less debt discount of $1.4 million as of December 31, 2012), 12-1/2% due on October 22, 2017	4,748	—

Total debt	8,153	3,585

Less current portion	3,405	180

Long-term debt, less current maturities	$4,748	$3,405

The aggregate amounts of long-term debt maturing in future years (excluding a debt discount of $1.4 million) as of December 31, 2012, are as follows (in thousands):

Year Ended December 31,	Total
2013	$3,405
2014	—
2015	—
2016	—
2017	6,188
$9,593

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 17 — Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31,	2012	2011
Line of credit (1) (Note 12)	$21	$17
Term Note (Note 13)	212	15
Mortgage note	—	15
Subordinated convertible notes (Note 14)	137	—
Other	8	7
Change in value of interest rate swap (Note 13)	22	43
Amortization of deferred issuance costs and debt discount (Notes 12, 14 and 15)	103	32
Total Interest Expense	$503	$129
Discontinued operations	7	6
Continuing operations	$496	$123

(1)         Expense represents unused line fees.

Note 18 — Lease Commitments

The Company leases offices in California, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania and Texas from unrelated third parties expiring in 2022, for which it paid a total of $1.9 million and $1.3 million during 2012 and 2011, respectively.

Future minimum rentals to be paid by the Company under these non-cancellable operating leases as of December 31, 2012 are as follows (in thousands):

Year ending December 31,	Total
2013	1,033
2014	705
2015	556
2016	468
2017	290
2018	281
2019	286
2020	287
2021	290
2022	47
Total	$4,243

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 19 — Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Year ended December 31	2012	2011
Deferred
Federal	$(12,200)	$(1,393)
State	(2,943)	(336)
Change in valuation allowance	15,143	1,729
Income tax benefit	$—	$—

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

December 31	2012	2011
Deferred Tax Assets:
Federal and state net operating loss carryforwards	$47,020	$33,848
Stock-based compensation	6,242	6,242
Allowance for doubtful accounts	938	130
Goodwill	239	338
Property & equipment	681	237
Other	870	158
Valuation allowance	(55,517)	(40,374)
Total deferred tax assets	$473	$579

Deferred Tax Liabilities:
Amortization of intangibles	(473)	(579)
Net deferred tax asset (liability)	$—	$—

The Company has recorded a valuation allowance equaling the net deferred tax asset due to the uncertainty of its realization in the future.  At December 31, 2012, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $129 million, which expire in the years 2018 through 2032.  Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of our net operating loss carryfowards will be significantly limited under certain circumstances.  Based on an analysis of ownership changes prior to 2008, approximately $8.5 million of the net operating losses will expire unused due to Section 382 limitations.  The Company is currently in the process of reviewing the 2008 through 2012 ownership changes to determine if these transactions will result in further Section 382 limitations of the Company’s net operating losses.

Lime Energy Co.

Notes to Consolidated Financial Statements

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate to the Company’s net loss is as follows (in thousands):

Year ended December 31	2012	2011
Deferred
Federal	$(12,200)	$(1,393)
State	(2,943)	(336)
Change in valuation allowance	15,143	1,729
Income tax benefit	$—	$—

The Company has recorded a valuation allowance of $55.5 million due to the uncertainty of future utilization of the deferred tax assets.

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2012.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.  The statute of limitations is normally three years from the extended due date of the return for federal and state tax purposes.  However, for taxpayer’s with NOLs, the statute is effectively open to any year in which an NOL was generated.  The statute of limitations for the Company is therefore effectively open for the years 1998 through 2012.  The Company’s federal returns have been audited for the 2008 and 2009 tax years.

Note 20 — Commitments and Contingencies

The Company entered into employment agreements with certain executive officers expiring in 2013.  Total future commitment under these agreements totaled $510 thousand as of December 31, 2012.  The company also occasionally enters into employment contracts with other, non-executive employees.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 21 — Equity Transactions

2010 Transactions

a)             During 2010, holders of options to purchase 15,061 shares of the Company’s common stock exercised their options on a cashless basis, exchanging 9,626 shares they were entitled to purchase pursuant to the options to satisfy the exercise price for 5,435 shares.

b)             During 2010, the Company issued 80,552 shares of restricted stock to its executive officers.  These shares vest ratably on December 31, 2010, 2011 and 2012 if the executive is still employed by the Company on each vesting date.

c)              In June 2010, following stockholder approval of the 2010 Non-Employee Directors’ Stock Plan, the Company granted 18,359 shares of its common stock to five of its outside directors that participate on various Board committees.  These shares vest 50% on grant and 50% on the first anniversary of grant if the director is still serving on the Company’s board of directors on the vesting date.  2,825 of these shares were forfeited in December 2010 when one of the directors resigned from the Board.

d)            During 2010, the Company received $145,000 in exchange for issuing 49,739 shares of its common stock to employees who participated in its Employee Stock Purchase Plan.

e)              During 2010, the Company issued 250 shares of its common stock to employees under its Employee Recognition Program.

2011 Transactions

f)               During 2011, the holders of options to purchase 53,949 shares of the Company’s common stock exercised their options.  Of these, options to purchase 36,378 were exercised on a cashless basis whereby the holder exchanged 28,213 shares they were entitled to purchase pursuant to the options to cover the exercise price.  The total shares issued as a result of the exercise of the options exercised on a cash and cashless basis were 25,736 shares.

g)              During 2011, the Company granted 46,453 shares of its common stock to seven of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board and various Board committees.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

h)             During the first quarter of 2011, the Company issued 108,025 shares of restricted stock to eight senior employees.  These shares vest equally on December 31, 2011, 2012 and 2013 if the holder is still employed by the Company on the vesting date.

i)                 During 2011, the Company issued 230 shares of its common stock to ten employees as part of its Employee Recognition Program.

2012 Transactions

j)                In January 2012, the Company issued 6,135 shares of its common stock to a consultant as compensation for services.

Lime Energy Co.

Notes to Consolidated Financial Statements

k)             In January 2012, the Company issued 66,966 shares of restricted stock to nine senior employees.  These shares vest equally on December 31, 2012, 2013 and 2014 if the holder is still employed by the Company on the vesting date.

l)                On May 15, 2012, the Company sold 1,000,000 shares of its common stock to Richard Kiphart, the Company’s Chairman, at the prior day closing bid price of $2.55 per share.

m)         During 2012, the Company issued 72,793 shares of its common stock in exchange for $170,599 received from employees who participated in its Employee Stock Purchase Plan.

n)             During 2012, the Company granted 61,094 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

o)             During 2012, the Company issued 90 shares of its common stock to two employees as part of its Employee Recognition Program.

p)             On December 7, 2012, the Company issued a warrant to purchase 275,000 shares of its common stock at $0.51 per share to Richard Kiphart, its Chairman, in exchange for his agreement to cause the issuance of a letter of credit in the amount of $1 million to support the issuance of surety bonds for use by the Company.

q)             The Company had outstanding warrants to purchase 4,880,403 and 135,853 shares of its common stock as of December 31, 2012 and 2011, respectively.  Outstanding warrants can be exercised at any time prior to their expiration dates which range between August 2013 and October 2017.  The following table summarizes information about warrants outstanding as of December 31, 2012:

	Warrants Outstanding
Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.51 - $1.00	4,789,927	4.7 years	$0.66
$1.01 - $5.00	15,000	2.0 years	4.67
$5.01 - $7.00	75,000	0.6 years	6.40
$7.01 - $105.00	476	2.3 years	105.00

	4,880,403	4.6 years	$0.77

Note 22 — Stock Options

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

As of December 31, 2012, there were approximately 245 employees of the Company eligible to participate in the 2008 Plan, and 1,991,731 shares of common stock reserved for issuance under the 2008 Plan.

Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above.  The Directors’ Plan was replaced during 2010 by the 2010 Non-Employee Directors’ Stock Plan, which is described in Note 23.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table summarizes the options granted, exercised, forfeited and outstanding through December 31, 2012:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2010	3,374,045	$3.04 - $1,363.95	$7.07

Granted	915,536	$4.04 - $4.74	$4.17
Exercised	(53,949)	$3.30 - $4.65	$3.77
Forfeited	(95,548)	$3.50 - $1,363.95	$38.16

Outstanding at December 31, 2011	4,140,084	$3.04 - $263.55	$5.83

Granted	576,249	$0.52 – $3.54	$2.58
Exercised	—
Forfeited	(1,157,075)	$3.04 - $140.70	$5.91

Outstanding at December 31, 2012	3,559,258	$0.52 - $263.55	$5.28

Options exercisable at December 31, 2012	2,463,646	$3.26 – $263.55	$6.00
Options exercisable at December 31, 2011	2,548,936	$3.04 – $263.55	$6.76
Options exercisable at December 31, 2010	2,303,152	$3.30 – $1,363.95	$8.32

The intrinsic value of options exercised was $6,000 and $67,000 during the years ended December 31, 2012 and 2011, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price

$.52 - $1.00	150,000	9.8 years	$0.60	—	$0.00
$1.01 - $4.00	784,266	6.5 years	$3.37	598,413	$3.39
$4.01 - $6.00	1,650,066	7.2 years	$4.38	890,307	$4.39
$6.01 - $7.00	85,714	3.5 years	$6.79	85,714	$6.79
$7.01 - $8.00	507,132	3.9 years	$7.28	507,132	$7.28
$8.01 - $12.00	379,210	4.1 years	$10.69	379,210	$10.69
$12.01 - $263.55	2,870	1.0 years	$179.25	2,870	$179.25

$3.04 - $263.55	3,559,258	6.3 years	$5.28	2,463,646	$6.00

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2012 of $0.58 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012 was $6,000. The aggregate intrinsic value of the exercisable options as of December 31, 2012 was $0. These amounts will change based on changes in the fair market value of the Company’s common stock.

The Company uses an Enhanced Hull-White Trinomial model to value its employee options. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Year ended December 31,	2012	2011

Weighted average fair value per options granted	$1.60	$2.24

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.02%	0.09%
Expected stock price volatility	71%	82%
Expected dividend payout	—	—
Expected option life (years) (1)	6.0	6.0
Expected turn-over rate	5.0%	5.90%
Expected exercise multiple	2.2	2.2

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

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant.  The Company recognized stock compensation expense for stock options of $1,322,000 and $1,501,000, during the years ended December 31, 2012, and 2011, respectively.

As of December 31, 2012, $477,000 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized as follows:

Year ending December 31,
2013	$373,000
2014	103,000
2015	1,000
Total	$477,000

In addition, there was approximately $778 thousand of unrecognized expense related to the Cliff Options that vest based on the occurrence of certain events which may be recognized over the next 2.3 years if the requirements for vesting are met.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 23 —Restricted Stock

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

In January 2011, 29,700 shares of restricted stock were granted to directors for their board service, and in June 2012, 14,769 shares of restricted stock were granted to directors serving on Board committees.  Half of each of these grants vested immediately and half will vest on the one year anniversary of the grant if the director is still serving on the Board or committee on the vesting date.  The Company also granted 1,984 shares of restricted stock to a new director that that joined the Board in August.  Half of these share vested immediately and the remaining half vested on December 31, 2012.

In January 2012 the Company granted 30,675 shares of restricted stock to directors for their board service, and in June 2012, it granted 29,278 shares of restricted stock to directors serving on Board committees.  Half of each of these grants vested immediately and half will vest on the one year

Lime Energy Co.

Notes to Consolidated Financial Statements

anniversary of the grant if the director is still serving on the Board or committee on the vesting date.  The Company also granted 1,141 shares of restricted stock to a director that agreed to join two of the Board’s committees in the middle of the year.  Half of these share vested immediately and the remaining half vested in June 2013.

During 2010, the Company granted 80,552 shares of restricted stock to executive officers under the 2008 Stock Incentive Plan.  These shares will vest one third on each of December 31, 2010, 2011 and 2012, if the officer has not voluntarily resigned from the Company or been terminated for cause prior to the vesting date.

During 2011, the Company granted 108,025 shares of restricted stock to eight senior employees, including it executive officers under the 2008 Stock Incentive Plan.  These shares will vest one third on each of December 31, 2011, 2012 and 2013, if the holder has not voluntarily resigned from the Company or been terminated for cause prior to the vesting date.

The following table summarizes the shares of restricted stock granted, vested, forfeited and outstanding as of December 31, 2011:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested Shares at December 31, 2010	59,740	$4.33

Granted	154,478	$4.08
Vested	(108,597)	$4.14
Forfeited	—	—

Unvested Shares at December 31, 2011	105,621	$4.16

Granted	130,020	$3.02
Vested	(139,990)	$3.63
Forfeited	(18,319)	$3.68

Unvested Shares at December 31, 2012	77,332	$3.31

The Company accounts for grants of restricted stock in accordance with ASC 718. This pronouncement requires companies to measure the cost of the service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.  The Company recognized $481,000 of stock compensation expense related to the issuances of restricted stock in each of the years ended December 31, 2012 and 2011.  As of December 31, 2012, there was approximately $242,000 of unrecognized expense related to these restricted stock issuances which will be recognized over a weighted-average period of 6.8 months.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 24 - Employee Stock Purchase Plan

The Company’s stockholders authorized the 2011 Employee Stock Purchase Plan at the 2011 annual stockholders meeting.  The 2011 Plan has six-month offering periods during which employees set aside after-tax contributions from their paychecks to purchase shares of the Company’s common stock at a 15% discount to the closing market price on the first day of the offering period or the last day of the offering period, whichever is lower.  The Plan was scheduled to continue until June 30, 2013, or until the 300,000 shares allocated to the plan where exhausted, however, the Company terminated the plan effective July 1, 2012 because the registration statement for the shares issuable under the plan went stale when the Company was unable to file its quarterly report for the second quarter of 2012 due to the ongoing restatement process.

The Company issued 25,905 shares of its stock to participants in the Plan in January 2012 for contributions made during the first offering period which ended on December 31, 2011.  The Company received $80,000 for the shares sold during the first offering period.  It issued an additional 47,067 shares in July 2012 for contributions made during the second offering period, which ended on June 30, 2012.  It received a total of $91,000 for the shares received during the second offering period.

For accounting purposes, each employee participating in the Employee Stock Purchase Plan is considered to have received a series of options to purchase shares at a price equal to the closing price on the first day of the offering period, less 15%.  The employee is considered to have received options for the current and future offering periods under the plan.  The Company calculates the value of these options using a trinomial option pricing model and amortizes the values as share-based compensation expense over the term of option, which is considered to extend through the end of the related offering period.  The Company recognized $80,000 of share-based compensation expense during 2011 related to the Employee Stock Purchase Plan.  The Company recorded net share-based compensation expense during 2012 of ($19,000), as the previously recognized cost associated with future offering periods was reversed due to the early cancellation of the Plan.

Note 25 — Delisting Notices

On August 21, 2012, the Company announced that the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 would be delayed because of its previously disclosed internal investigation of its recording of certain revenue and its related accounting review.  Because of the delayed filing of the Form 10-Q with the SEC, the Company received a letter from The NASDAQ OMX Group (“NASDAQ”) indicating that the Company was not in compliance with the filing requirements for continued listing under NASDAQ Listing Rule 5250(c).  The NASDAQ letter notes that the Company is required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing within 60 calendar days of the date of the NASDAQ notification letter. The Company did file its plan with NASDAQ within the required 60 days and was granted additional time to file its delinquent financial statements.

On August 29, 2012, Company received a letter from NASDAQ notifying the Company that for the prior 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ based on Listing Rule 5450(a)(1), and describing a timetable for bringing the Company into compliance with that rule.  The Company was provided 180 calendar days, or until February 25, 2013, to regain compliance, in accordance with Listing Rule 5810(c)(3)(A). The Company continued to meet all other applicable standards for initial listing on The NASDAQ Capital Market (other than the minimum bid price requirement).

Lime Energy Co.

Notes to Consolidated Financial Statements

In February 2013, the Company presented its plan for coming back into compliance with the filing requirements of Listing Rule 5250(c) to the NASDAQ Listing Qualification Panel and was granted continued listing is subject to the following conditions:

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

On June 26, 2013, the Company submitted a request to the NASDAQ Listing Qualification Panel to amend the foregoing conditions to the following conditions:

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

The NASDAQ Listing Qualification Panel granted the Company’s request for an amendment of the conditions on July 1, 2013.

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

Note 26 — Legal Matters

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of Lime Energy’s securities between May 14, 2008 and December 27, 2012, inclusive.  Following our announcement on July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that David Asplund, the Company’s former CEO, John O’Rourke, the Company’s current President and CEO, and Jeffrey Mistarz, the Company’s current CFO (the

Lime Energy Co.

Notes to Consolidated Financial Statements

“Defendants”) issued false and misleading statements concerning its revenues during the class period and thereby artificially inflated its stock price.  On May 15, 2013, we filed a motion to dismiss, arguing that the Consolidated Amended Class Action Complaint failed to plead facts sufficient to establish a “strong inference” that the defendants acted with scienter (i.e., either knowingly or recklessly) in connection with any of the alleged misstatements, as required by the PSLRA.  Plaintiffs’ filed a response to the motion to dismiss on July 22, 2013, and our reply to their response is due August 22, 2013.  A status hearing on the motion before Judge Gettleman has been set for October 24, 2013.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that Lime’s officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning Lime’s revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs’ filed a response on July 8, 2013, and we filed a reply to Plaintiffs’ response on July 22, 2013.  The Court has indicated that it will rule orally on the motion to dismiss on August 27, 2013.

SEC Investigation.  The Securities and Exchange Commission is conducting an investigation of, among other things, our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  We are cooperating with the Commission’s investigation.

Note 27 — Related Parties

As described in Note 14 above, on October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement with a group of investors that included Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Chris Capps, one of its directors.  For additional information regarding this transaction please refer to Note 14 above.

As described in Note 15 above, on December 7, 2012, the Company entered into a Letter of Credit Agreement with Richard Kiphart, the Company’s Chairman and largest individual stockholder, pursuant to which Mr. Kiphart agreed to provide collateral in connection with the issuance of letters of credit to support the issuance of surety bonds required under construction contracts won by the Company.  For additional information regarding this transaction please refer to Note 15 above.

The Company does not have a written policy concerning transactions between the Company or a subsidiary of the Company and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person.  However, the Company’s practice is that such transactions shall be reviewed by the Company’s Board of Directors and found to be fair to the Company prior to the Company (or a subsidiary) entering into any such transaction, except for (i) executive officers’ participation in employee benefits which are available to all employees generally; (ii) transactions involving routine goods or services which are purchased or sold by the Company (or a subsidiary) on the same terms as are generally available in arm’s length transactions with unrelated parties (however, such transactions are still subject to approval by an authorized representative of the Company in accordance with internal policies and procedures applicable to such transactions with

Lime Energy Co.

Notes to Consolidated Financial Statements

unrelated third parties); and (iii) compensation decisions with respect to executive officers other than the CEO, which are made by the Compensation Committee pursuant to recommendations of the CEO.

Note 28 — Business Segment Information

The Company operates in two business segments: the Energy Efficiency Services segment and the Renewable Energy segment.  In classifying its operational entities into a particular segment, the Company segregated its businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution into distinct operating groups.

The Energy Efficiency Services segment includes the Utility Program Management business.  The services of this segment include program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures for small business customers of utilities or public utility commissions.

The Renewable Energy segment includes the operations of GES-Port Charlotte, which operates the Zemel Road landfill-gas electric generating facility located in Punta Gorda, Florida.

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

Lime Energy Co.

Notes to Consolidated Financial Statements

		2011
Year ended December 31,	2012	(Restated)

Revenues:
Energy Efficiency Services	$42,519	$41,658
GES Port Charlotte	893	270

Total	$43,412	$41,928

Operating Income (Loss):
Energy Efficiency Services (1)(2)	$(3,747)	$(3,183)
GES Port Charlotte (3)	(3,881)	98
Corporate (1)(4)	(12,537)	(6,292)

Total	$(20,165)	$(9,377)

Interest Expense, net	(408)	18

Loss from continuing operations	$(20,573)	$(9,359)

Depreciation and Amortization:
Energy Efficiency Services	$627	$183
GES Port Charlotte	345	57
Corporate	214	112
Discontinued Operations	635	973

Total	$1,821	$1,325

Capital Additions:
Energy Efficiency Services	$436	$1,423
GES Port Charlotte	170	3,753
Corporate	314	28
Discontinued Operations	66	153

Total	$986	$5,357

Total Assets:
Energy Efficiency Services	$23,394	$37,243
GES Port Charlotte	4,178	8,080
Corporate	1,112	1,412
Discontinued Operations	16,472	27,522

Total	$45,156	$74,257

(1) The Company implemented a restructuring in 2012 that moved all sales and marketing from business units into corporate.

(2) Includes $5.8 million impairment loss in 2011

(3) Includes $3.5 million impairment loss in 2012

(4) Includes $1.3 million restructuring charge in 2011

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 29 — Selected Quarterly Financial Data (unaudited)

The following presents the Company’s unaudited quarterly results for fiscal 2012 and fiscal 2011. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data are presented in thousands.

	Fiscal 2012 Quarters Ended,
	March 31
	(Restated)	June 30	September 30	December 31	Total
Revenue	$11,525	$10,119	$10,611	$11,157	$43,412
Gross profit	2,050	1,985	1,649	2,212	7,896
Loss from continuing operations	(3,393)	(3,417)	(6,705)	(7,058)	(20,573)
(Loss) income from discontinued operations	(795)	(1,244)	106	(9,306)	(11,239)
Net loss	(4,188)	(4,661)	(6,599)	(16,364)	(31,812)
Basic and Diulted Loss Per Common Share From:
Continuing operations	$(0.13)	$(0.14)	$(0.27)	$(0.28)	$(0.84)
Discontinued Operations	$(0.03)	$(0.05)	$0.00	$(0.37)	$(0.46)
Weighted averages shares	23,971	24,470	25,042	25,040	24,636

	Fiscal 2011 Quarters Ended,
	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)	(Restated)	Total
Revenue	$7,675	$9,830	$11,090	$13,333	$41,928
Gross profit	1,130	1,687	1,909	1,981	6,707
Loss from continuing operations	(2,452)	(2,736)	(1,466)	(2,705)	(9,359)
Loss from discontinued operations	(194)	(2,307)	(287)	(6,786)	(9,574)
Net (loss) income	(2,646)	(5,043)	(1,753)	(9,491)	(18,933)
Basic and Diulted Loss Per Common Share From:
Continuing operations	$(0.10)	$(0.11)	$(0.06)	$(0.11)	$(0.39)
Discontinued Operations	$(0.01)	$(0.10)	$(0.01)	$(0.28)	$(0.40)
Weighted averages shares	23,799	23,812	23,841	23,843	23,824

Note 30 — Subsequent Events

On February 28, 2013, the Company sold certain assets, including contracts with customers relating to energy efficiency projects, of its ESCO business to PowerSecure, Inc.  The ESCO business represents the Company’s public sector business, excluding the contract with the Army Corp. of Engineers under the Facilities Repair and Renewal program (“FRR”) and its HVAC service business located in Bethlehem, Pennsylvania.

The total purchase price for the assets sold was $4.0 million in cash, subject to a working capital adjustment, and the assumption of approximately $9.2 million of liabilities, comprising certain other debts, liabilities and obligations relating to the acquired business and assumed contracts.  After application of the working capital adjustment in accordance with the Purchase Agreement, the cash purchase price is approximately $1.9 million, subject to post-closing confirmation of the working capital adjustment, resulting in an effective purchase price, including the assumption of liabilities, of approximately $11.1 million.