Form 10-Q
period 2013-03-31
LIME ENERGY CO.
filed 2013-08-09
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

25,152,693 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 7, 2013.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2013

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2013	December 31,
	(Unaudited)	2012 (1)

Assets

Current Assets
Cash and cash equivalents	$2,437	$2,392
Restricted cash	500	500
Accounts receivable, net	9,245	9,917
Inventories	17	17
Costs and estimated earnings in excess of billings on uncompleted contracts	4,446	3,685
Prepaid expenses and other	509	504
Current assets of discontinued operations	3,312	10,891
Total Current Assets	20,466	27,906

Net Property and Equipment	5,328	5,224
Long-Term Receivables	311	214
Deferred Financing Costs, Net	199	212
Long-term Assets of Discontinued Operations	40	5,581
Intangibles, Net	4	10
Goodwill	6,009	6,009

	$32,357	$45,156

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2013	December 31,
	(Unaudited)	2012 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$3,360	$3,405
Accounts payable	7,516	5,100
Accrued expenses	3,701	3,243
Billings in excess of costs and estimated earnings on uncompleted contracts	1,894	1,506
Customer deposits	71	41
Other current liabilities	2,618	2,029
Current liabilities of discontinued operations	3,191	12,517
Total Current Liabilities	22,351	27,841

Long-Term Debt, less current maturities	4,814	4,748
Other Long-Term Liabilities	2,395	3,241
Long-Term Liabilities of Discontinued Operations	—	5

Total Liabilities	29,560	35,835

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 25,152,693 and 25,036,719 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	191,593	191,411
Accumulated deficit	(188,798)	(182,092)

Total Stockholders’ Equity	2,797	9,321

	$32,357	$45,156

See accompanying notes to condensed consolidated financial statements

(1)                                             Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2012

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

Three Months Ended March 31,	2013	2012

Revenue	$11,999	$11,525

Cost of sales	9,377	9,475

Gross Profit	2,622	2,050

Selling, general and administrative	6,241	5,321
Amortization of intangibles	6	70

Operating loss	(3,625)	(3,341)

Other Income (Expense)
Interest income	14	25
Interest expense	(318)	(77)

Total other (expense) income	(304)	(52)

Loss from continuing operations	(3,929)	(3,393)

Discontinued Operations:
Loss from operation of discontinued business (Note 8)	(2,777)	(795)

Net loss	(6,706)	(4,188)

Basic and diluted loss per common share from Continuing operations	$(0.16)	$(0.14)

Discontinued operations	(0.11)	(0.03)

Basic and Diluted Loss Per Common Share	$(0.27)	$(0.17)

Weighted Average Common Shares Outstanding	25,161	23,971

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2012	25,037	$2	$191,411	$(182,092)	$9,321

Share based compensation	—	—	182	—	182
Shares issued for benefit plans and option exercises	116	—	—	—	—
Net loss	—	—	—	(6,706)	(6,706)
Balance, March 31, 2013	25,153	$2	$191,593	$(188,798)	$2,797

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Three Months Ended March 31,	2013	2012

Cash Flows From Operating Activities
Net Loss	$(6,706)	$(4,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	—	40
Share-based compensation	182	553
Depreciation and amortization	268	450
Amortization of deferred financing costs	26	17
Amortization of original issue discount	66	—
Issuance of stock in exchange for services received	—	20
Loss on disposition of property and equipment	13	—
Changes in assets and liabilities:
Accounts receivable	575	9,918
Inventories	—	(11)
Costs and estimated earnings in excess of billings on uncompleted contracts	(761)	(750)
Prepaid expenses and other	(5)	183
Assets of discontinued operations	1,252	(206)
Accounts payable	2,416	(6,810)
Accrued expenses	457	(1,607)
Billings in excess of costs and estimated earnings on uncompleted contracts	388	(1,213)
Other current liabilities	(227)	(8)
Liabilities of discontinued operations	475	(784)

Net cash used in operating activities	(1,581)	(4,396)

Cash Flows From Investing Activities
Proceeds from sale of ESCO business	1,860	—
Purchases of property and equipment	(187)	(234)
Increase in restricted cash	—	1

Net cash provided by (used in) investing activities	1,673	(233)

Cash Flows From Financing Activities
Payments of long-term debt	(47)	(63)
Proceeds from issuance of shares for benefit plans	—	80

Net cash (used in) provided by financing activities	(47)	17

Net Decrease in Cash and Cash Equivalents	45	(4,612)

Cash and Cash Equivalents, at beginning of period	2,392	8,290

Cash and Cash Equivalents, at end of period	$2,437	$3,678

As of March 31,	2013	2012

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest
Continuing operations	$50	$54
Discontinued operations	—	1

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

The Financial Statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to achieve profitability before it exhausts its currently available capital, shed non-core assets and/or obtain additional funding.  Management has decided to focus its resources on its rapidly growing utility business and to reduce overhead costs to the extent possible. Consistent with this strategy, on February 28, 2013, it sold its public sector business. Management has also indicated that it continues to closely monitor and forecast its cash requirements and is prepared to attempt to raise additional capital if they foresee a need to do so to fund day-to-day operations. The Company has historically funded its operations through the issuance of additional equity and secured debt. However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improve its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may results from the possible inability of the Company to continue as a going concern.

The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2012.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP was suspended in August 2012 after the registration statement supporting the ESPP went stale due to the Company’s failure to file its second quarter quarterly report.  The ESPP expired on December 31, 2012 and has not been renewed.

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

The following table summarizes the Company’s total share-based compensation expense for the three-month periods ended March 31, 2013 and 2012:

Three months ended March 31,	2013	2012

Stock options	$126	$388

Restricted stock	56	135

Employee Stock Purchase Plan	—	30

	$182	$553

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company uses an enhanced Hull-White trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an enhanced Hull-White trinomial model for stock options under ASC 718, are as follows:

Three months ended March 31,	2013 (1)	2012

Weighted average fair-value per option granted	—	$1.68

Significant assumptions (weighted average):
Risk-free rate	—	0.01%
Dividend yield	—	0.00%
Expected volatility	—	71.7%
Expected life (years)	—	6.0
Expected turn-over rate	—	5.00%
Expected exercise multiple	—	2.20

(1)               No options were issued during the 2013 period

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of March 31, 2013 and changes during the three months then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2012	3,559,258	$0.52 - $263.55	$5.28

Granted	—		—
Exercised	—		—
Forfeited	(240,420)	$3.26 - $11.13	$4.93

Outstanding at March 31, 2013	3,318,838	$0.52 - $263.55	$5.30

Options exercisable at March 31, 2013	2,329,078	$3.26 - $263.55	$6.03

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price

$.52 - $1.00	150,000	9.6 years	$0.60	0	$0.00
$1.01 - $4.00	685,413	6.3 years	$3.35	525,914	$3.37
$4.01 - $6.00	1,573,068	7.0 years	$4.37	892,807	$4.39
$6.01 - $7.00	85,714	3.3 years	$6.79	85,714	$6.79
$7.01 - $8.00	443,991	3.5 years	$7.24	443,991	$7.24
$8.01 - $12.00	377,782	3.9 years	$10.69	377,782	$10.69
$12.01 - $263.55	2,870	.7 years	$179.25	2,870	$179.25

$3.04 - $263.55	3,318,838	6.0 years	$5.30	2,329,078	$6.03

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the first quarter of 2013 of $0.75 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013 was $23 thousand. The aggregate intrinsic value of exercisable options as of March 31, 2013 was $0.  These amounts will change based on changes in the fair market value of the Company’s common stock.

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of March 31, 2013	(in 000’)	(in Months)

Stock options	$354	1.1

Restricted stock	83	6.5

In addition, there was approximately $786 thousand of unrecognized expense related to the Cliff Options which may be recognized over the next 25 months if vesting requirements are met.

Note 3 — Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2013 and 2012, because the effect would be anti-dilutive.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of March 31, 2013:

Three months ended March 31,	2013	2012

Weighted average shares issuable upon exercise of outstanding options	3,461,905	4,545,788

Weighted average shares issuable upon exercise of outstanding warrants	4,880,403	135,953

Total	8,342,308	4,681,741

Note 5 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit was tied to eligible receivables and borrowings were secured by all the Company’s assets.  Borrowings were to incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and had an unused fee of 0.30% per annum.  The line contained covenants that required the Company to maintain a minimum current ratio of 1.55 to 1.0 or greater and a maximum tangible leverage ratio of 1.30 to 1.0.  The line expired on March 9, 2013.

Note 6 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC was subsequently acquired by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement matures on, and all outstanding balances are due and payable on, October 31, 2016.  The Loan Agreement requires the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow is defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service is defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).  No Excess Cash Flow payment was due for 2012.  The loan carries an interest rate equal to 30-day LIBOR plus 500 basis points.  As of March 31, 2013 the 30-day LIBOR rate was 0.2035%.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement may be accelerated.

The Loan Agreement contains a covenant that requires GES to maintain a minimum Debt Service Coverage Ratio to 1.35 to 1.0.  The Debt Service Ratio is defined as the ratio of (a) EBITDA, less cash taxes and unfunded capital expenditures to (b) Debt Service.  As of December 31, 2012, the company was not in compliance with the debt Service Coverage Ratio.  On January 4, 2013, PNC notified the Company that the loan was in default as a result of the failure to meet the minimum debt Coverage Ratio, but that it has chosen not to exercise its rights; however, it reserved the right to do so in the future.  On July 2, 2013, PNC notified the Company that it was requiring the Company to start paying interest at the default rate of LIBOR plus 9.00% per annum.  The Company remains current with all scheduled loan payments and is currently in discussions with PNC to forebear from taking any actions while the Company attempts to sell the asset.  The entire balance of the note has been presented as a current liability in the accompanying financial statements due to the fact that the default was on-going and had not been waived by the bank.

The Company entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap is being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The mark-to-market value of the swap was a liability of $60,445 and $66,000 as of March 31, 2013 and December 31, 2012, respectively.  The liability associated with the decline in the fair value has been included in accrued expense.

Note 7 — Sale of ESCO Business

On February 28, 2013, the Company sold its ESCO business to Powersecure, Inc., a wholly-owned subsidiary of PowerSecure International, Inc. (“Powersecure”).  The ESCO business, which represented the largest portion of the Company’s public sector business, designed, installed and maintained energy conservation measures, primarily as a subcontractor to large energy service company providers (“ESCOs”), for the benefit of public sector, commercial, industrial and institutional customers as end users.  The sale was structured as an asset sale.  The total purchase price for the assets sold was $4.0 million in cash, subject to a working capital adjustment, and the assumption of approximately $9.8 million of liabilities, comprising certain other debts, liabilities and obligations relating to the acquired business and assumed contracts.  After application of the working capital adjustment in accordance with the Purchase Agreement, the cash purchase price is approximately $1.9 million, subject to post-closing confirmation of the working capital adjustment, resulting in an effective purchase price, including the assumption of liabilities, of approximately $11.7 million.  In connection with the acquisition of the ESCO business, PowerSecure assumed certain unfinished contracts and projects in the acquired business, along with the accounts receivables and accounts payables associated with those projects.

During the fourth quarter of 2012, utilizing the purchase price received for the sale of the ESCO business as an indication of its fair market value, the Company determined that its carrying value associated with the business exceeded the fair market value by approximately $3.2 million.  Accordingly, it reduced the carrying value to the fair market value, recording a $3.2 million impairment loss in the process.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The value of assets and liabilities sold to Powersecure on February 28, 2013, were as follows (in thousands):

As of February 28, 2013

Accounts receivable	4,680
Retention receivable	1,048
Costs and estimated earnings in excess of billings on uncompleted contracts	591
Precontract cost	8
Goodwill	5,337

Total Assets	11,664

Accounts payable	1,226
Accrued expenses	133
Billings in excess of costs and estimated earnings on uncompleted contracts	8,432
Vehicle loans	11
Other liabilities	1

Total Liabilities	9,803

After adjusting the carrying value of the assets during the fourth quarter of 2012, the net carrying value of the assets and liabilities of the ESCO business was equal to the proceeds received for the sale of the business on February 28, 2013, therefore there was no gain or loss resulting from the sale.

Note 8 — Discontinued Operations

As discussed in Note 7, the Company sold the majority of its public sector business on February 28, 2013 to Powersecure.  The Company retained contracts with certain customers of its public sector business that were largely complete or which it felt it would not be able to obtain the consent of the customer to transfer to a new owner.  Once these contracts are completed, the Company will shut down the remaining public sector business.  It expects this will occur before the end of 2013.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The loss from the operation of discontinued business reported in the accompanying financial statements includes the operation of the portion of the public business sold to Powersecure through February 28, 2013, as well as operation of the portion of the public sector business retained by the company through March 31, 2013.  The revenue and operating loss related to discontinued operations was as follows (in thousands):

Through March 31,	2013	2012

Revenue	$2,660	$14,424

Operating loss	(2,764)	(795)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	March 31,	December 31,
	2013	2012

Accounts Receivable	1,978	9,664
Costs and estimated earnings in excess of billings on uncompleted contracts	1,325	1,210
Prepaid expenses and other	9	17
Total current assets	3,312	10,891

Deferred financing costs	39	51
Net Property and Equipment, net	1	193
Goodwill	—	5,337
Intangible assets	—	—
Total long-term assets	40	5,581

Total Assets	3,352	16,472

Current portion of long-term debt	—	8
Accounts Payable	2,464	2,178
Accrued Expense	193	2,781
Billings in excess of costs and estimated earnings on uncompleted contracts	534	7,550
Total current liabilities	$3,191	$12,517

Long-Term Debt, less current portion	—	5

Total Liabilities	$3,191	$12,522

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

The Energy Efficiency Services segment includes the Utility Program Management business.  The services of this segment include program design, program management, marketing & customer recruitment, auditing and installation of energy conservation measures for small business customers of utilities or public utility commissions.  This segment also includes its contract with the Army Corps of Engineers under its facilities repair and renewal program.

The Renewable Energy segment includes the operations of GES-Port Charlotte, which operates the Zemel Road landfill-gas electric generating facility located in Punta Gorda, Florida.

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Three months ended March 31,	2013	2012

Revenues:
Energy Efficiency Services	$11,783	$11,270
Asset Development	216	255

Total	$11,999	$11,525

Operating Loss:
Energy Efficiency Services	$(252)	$(327)
Asset Development	(61)	(238)
Corporate	(3,312)	(2,776)

Total	$(3,625)	$(3,341)

Interest (Expense) Income, net	(304)	(52)

Loss from Continuing Operations	$(3,929)	$(3,393)

	March 31,	December 31,
	2013	2012
Total Assets:
Energy Efficiency Services	$24,036	$23,394
Asset Development	3,967	4,178
Corporate	1,002	1,112
Discontinued Operations	3,352	16,472

Total	$32,357	$45,156

Note 10 — Other Equity Issuances

(a)         During the first quarter of 2013, the Company granted 132,540 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board, of which 13,254 were forfeited when a director resigned from the Board in March 2013.  The shares granted under the 2010 Non-Employee Directors’ Stock Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2013 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

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

Our nine energy efficiency programs operate exclusively within the utility sector and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  We also have expertise in water conservation, building controls, refrigeration and facility weatherization.  We are prepared to offer these measures should they become eligible within a utility program.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals. Our direct install model is a turnkey solution under which we contract with our utility clients to design and market their small and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. This model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment.

We are also a qualified contractor under the Army Corps of Engineers’ Facility Repair and Renewal program (“FRR”).  As part of this program we provide project investigation and design-build execution for all types of facility repairs, conversions, renovations, alterations, additions, construction and equipment installation in the federal buildings in the U.S. and its territories.  Since late 2009, we have been awarded six FRR contracts with total contract value of $25.6 million.

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

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs), the term note used to finance the construction of the Zemel

Road generating facility.  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three months Ended March 31, 2013 Compared to Three months Ended March 31, 2012

Consolidated Results (in thousands)

	Three Months Ended
	March 31,		Change
	2013	2012	$	%

Revenue	$11,999	$11,525	$474	4.1%
Cost of sales	9,377	9,475	(98)	-1.0%
Gross profit	2,622	2,050	572	27.9%

Selling, general and administrative expenses	6,241	5,321	920	17.3%
Amortization of intangibles	6	70	(64)	-91.4%
Operating loss	(3,625)	(3,341)	(284)	8.5%

Interest expense, net	(304)	(52)	(252)	484.6%

Loss from continuing operations	(3,929)	(3,393)	(536)	15.8%

Loss from operation of discontinued business	(2,777)	(795)	(1,982)	249.3%

Net loss	$(6,706)	$(4,188)	$(2,518)	60.1%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2013	2012

Revenue	100.0%	100.0%
Cost of sales	78.1%	82.2%
Gross profit	21.9%	17.8%

Selling, general and administrative expenses	52.0%	46.2%
Amortization of intangibles	0.1%	0.6%
Operating loss	-30.2%	-29.0%

Interest expense, net	-2.5%	-0.5%

Loss from continuing operations	-32.7%	-29.4%

Loss from operation of discontinued business	-23.1%	-6.9%

Net loss	-55.9%	-36.3%

Revenue.  Our consolidated revenue increased $474 thousand, or 4.1%, to $12.0 million during the first quarter of 2013, from $11.5 million during the first quarter of 2012.  Revenue from our utility business increased approximately 27%, or $2.4 million.  The increase in revenue from the utility business was partially offset by a decline in revenue from our FRR contract of approximately $1.9 million.  Revenue from our utility business benefited from contributions from new utility programs started within the past year, including our contracts with Central Hudson, AEP Ohio and Duke Energy Progress.  Revenue under the FRR program varies depending on the number of projects we are working on at any particular time and the stage the project is in.  We were working on three projects during both the first quarter of 2012 and 2013, however two of the three 2013 projects were in the design phase, during which we generate significantly less revenue.  We expect continued growth in the revenue from our utility business, as all of our new programs ramp up to a steady state of operation during the second half of 2013.  We also expect increased revenue from the FRR contract during the second half of the year, as projects move from design to construction.

Gross Profit.  Our gross profit for the first quarter of 2013 increased $572 thousand or 27.9%, to $2.6 million during the first quarter of 2013, when compared to the $2.0 million earned during the first quarter of 2012.  This increase was the result of higher revenue and an improvement in our gross profit margin, which increased from 17.8% during the first quarter of 2012, to 21.9% during the first quarter of 2013.  Our gross profit margin improved due to the shift in the mix of business resulting from the change in revenue contribution from our utility business and the FRR contract.  The gross margin also benefited from an improvement in the gross margin earned by the utility business due to improvements in operating efficiencies and increased revenue from our new programs.  We expect our gross margins will continue to fluctuate on a quarterly basis as a result of changes in our mix of business.  However, we believe our gross margins should continue to exceed the levels earned during 2012, due to the changes we have implemented in our utility business and from contributions from new utility programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $920 thousand or 17.3%, to $6.2 million during the first quarter of 2013, when compared to the $5.3 million of expense for the first quarter of 2012.  All of the increase in the 2013 SG&A expense was the result of costs related to the restatement of our financial statements and to the stockholder lawsuits, which totaled $1.3 million during the quarter.  Adjusting for these expenses, our SG&A expense would have declined approximately $360 thousand, or 6.7%.  Our SG&A expense, including the restatement and lawsuit related costs, increased from 46.2% of revenue to 52.0%, however it declined to 41.4% when these one-time expenses are excluded.  We believe that it is reasonably possible that we will incur an additional $750 thousand to $1.2 million of costs related to the restatement and lawsuits.  We believe that as revenue increases, with increased contributions from our new utility programs, and the restatement and lawsuit related costs decline, our SG&A as a percentage of revenue will decline to less than 25% of revenue later this year.

Amortization of Intangibles.  Amortization expense declined $64 thousand to $6 thousand during the first quarter of 2013 from $70 thousand for the first quarter of 2012.  This decline was the result of our decision in the fourth quarter of 2012 to reduce the carrying value of assets of the Zemel Road facility.  As part of this adjustment, we wrote off the intangible assets associated with this business.  After this write-off, our only remaining intangible asset is certain software and technology acquired as part of the acquisition of Applied Energy Management, Inc. in June 2008.  This software and technology intangible will become fully amortized during the second quarter of 2013.

Interest Expense, Net.  Net interest expense increased $252 thousand, to $304 thousand during the first quarter of 2013 when compared to $52 thousand during the first quarter of 2012.  The components of interest expense for the three-month periods ended March 31, 2013 and 2012 are as follows (in thousands):

Three months ended March 31,	2013	2012

Line of credit	$3	$5

Term note	50	54

Subordinated notes	191	—

Other	—	1

Total contractural interest	244	60

Amortiztion of deferred issuance costs	13	17

Amortization of debt discount	66	—

(Increase) decrease in value of interest rate swap	(5)	—

Total interest expense	$318	$77

Total contractual interest and fees (the interest and fees on outstanding debt) increased $184 thousand, to $244 thousand during the first quarter of 2013, from $60 thousand during the first quarter of 2012.  Interest expense associated with the subordinated notes which we issued in October 2012 was responsible for all of the increase in our interest expense relative to 2012.  The interest on our term note declined $4 thousand dollars, due to reductions in the outstanding principal over the past year.

We have deferred certain costs associated with the issuance of the term loan, subordinated convertible notes and our line of credit.  These costs are being amortized over the terms of the associated debt.  We incurred $13 thousand and $17 thousand of amortization expense during three-month periods ended March 31, 2013 and 2012, respectively.

In December 2011, we entered into an interest rate swap agreement to fix the interest rate on $1.9 million of the $3.6 million original balance on the term note.  This interest rate swap was not designated for hedge accounting under ASC 815, therefore we record changes in its fair value as non-operating interest income or expense with an offsetting entry to a swap asset or swap liability.  We recorded income of $5 thousand during the first quarter of 2013 due to an increase in the fair-market value of this interest rate swap during the period.  There was no change in the value of the swap during the first quarter of 2012.

Our interest income declined $11 thousand to $14 thousand during the first quarter of 2013, from $25 thousand during the same period in 2012.  Almost all of the interest income during both periods was amortization of the discount on our long-term receivables.  The decline in amortization was due to a reduction in our long-term receivables, which had historically been used by our C&I customers.  We expect these balances to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $2.9 million (including restricted cash of $500 thousand), largely unchanged from the balance as of December 31, 2012. Our debt obligations as of March 31, 2013 consisted of a term loan of $3.4 million used to fund a portion of the Zemel Road generating facility, and $6.2 million of subordinated convertible notes.

Our principal cash requirements are for operating expenses, debt service, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

Three months Ended March 31, 2013 Compared to Three months Ended March 31, 2012

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended March 31,	2013	2012

Net cash used in operating activities	$(1,581)	$(4,396)
Net cash provided by (used in) investing activities	1,673	(233)
Net cash (used in) provided by financing activities	(47)	17

Net Decrease in Cash and Cash Equivalents	$45	$(4,612)

Cash and Cash Equivalents, at beginning of period	2,392	8,290

Cash and Cash Equivalents, at end of period	$2,437	$3,678

Net unrestricted cash increased $45 thousand during the three-month period ended March 31, 2013 as compared to decreasing $4.6 million during the same period in 2012.

Operating Activities

Operating activities consumed cash of $1.6 million during the three-month period ended March 31, 2013 as compared to consuming cash of $4.4 million during the same period of 2012.

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

Three Months Ended March 31,	2013	2012

Net Loss	$(6,706)	$(4,188)

Provision for bad debt	—	40
Share-based compensation	182	553
Depreciation and amortization	268	450
Amortization of deferred financing costs	26	17
Amortization of original issue discount	66	—
Issuance of stock in exchange for services received	—	20
Loss on disposition of property and equipment	13	—

Cash consumed by operating activities before changes in assets and liabilities	$(6,151)	$(3,108)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$575	$9,918
Inventories	—	(11)
Costs and estimated earnings in excess of billings on uncompleted contacts	(761)	(750)
Prepaid and other	(5)	183
Assets of discontinued operations	1,252	(206)
Accounts payable	2,416	(6,810)
Accrued expenses	457	(1,607)
Billings in excess of costs and estimated earnings on	388	(1,213)
Other current liabilities	(227)	(8)
Liabilities of discontinued operations	475	(784)

Cash generated (consumed) from changes in assets and liabilities	$4,570	$(1,288)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended March 31,	2013	2012

Cash consumed by operating activities before changes in assets and liabilities	$(6,151)	$(3,108)

Cash generated (consumed) from changes in assets and liabilities	4,570	(1,288)

Net cash used in operating activities	$(1,581)	$(4,396)

The cash consumed by operating activities before changes in assets and liabilities increased $3.0 million, to $6.2 million, during the first quarter of 2013 as compared to consuming $3.1 million during the first quarter of 2012.  This increase was result of the $1.3 million of expense incurred to restate our financial statements and respond to stockholder lawsuits and an increase in the cash loss from discontinued operations.  After adjusting for the one-time costs associated with the restatement and lawsuits, the cash consumed by operating activities before changes in assets and liabilities increased by $1.8 million.  We believe that the operating activities before changes in assets and liabilities will begin to generate cash during the second half of the year if our revenue increases as we expect it will.

Changes in assets and liabilities generated cash of approximately $4.6 million during the first quarter of 2013, compared to consuming $1.3 million during the first quarter of 2012.  This improvement was primarily the result of an improvement in our working capital management during the period.  We expect that the quarterly cash consumed by changes in assets and liabilities will increase from first quarter levels as business activity increases during the remainder of 2013.

Investing Activities

We generated $1.7 million of cash from investing activities during the first quarter of 2013, compared to using $233 thousand during the first quarter of 2012.  During the first quarter of 2013, we sold the assets of our ESCO business, generating $1.9 million.  This was partially offset by $187 thousand of property and equipment purchases, comprised mostly of software development costs related to continued investment of our IT platform for the utility business.  During the first quarter of 2012 we used cash to purchase a new customer relationship management system, a human resources intranet and computers and furniture for new utility programs.

Financing Activities

During the first quarter of 2013 financing activities consumed cash of $47 thousand compared to generating $17 thousand during the year-earlier period.  During the first quarter of 2013, we used $47 thousand for the scheduled principal payments on our debt, a decline of $16 thousand from the $63 thousand used for the same purpose during the first quarter of 2012.  During the 2012 period we received $80 thousand from the sale of stock to our employees under our employee stock purchase plan.

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

We have experienced a marked improvement in cash flow as we have begun to implement this strategy.  We expect continued improvements as new utility programs start to achieve profitability and restatement related costs decline.  We believe that as a result of these changes, there is a chance we will achieve profitability on a consolidated basis before the end of 2013, though it is likely we will report a loss for full year 2013.  We continue to closely monitor our cash position and are prepared to attempt to raise additional capital if it is necessary to meet day-to-day operating needs.  If we do determine it necessary to raise additional capital there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company or our existing shareholders.  We believe that we would be more likely to receive less onerous terms from a financing source the further we are along in executing our strategy of focusing on our utilities business when attempting to raise capital.  Therefore, we will continue to focus on the execution of that strategy, while closely monitoring cash and deferring any capital raise as long as possible.

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

•                  we may not be able to raise additional capital to fund future operating losses;

•                  our independent registered public accountants have issued a “going concern” opinion raising doubt about our financial viability;

•                  if the bank holding the $3.3 million GES-Port Charlotte term note were to accelerate the note’s maturity or call on our guaranty it would have a material adverse impact on our ability to continue as a going concern;

•                  we may not be able to find a buyer for the assets of GES-Port Charlotte and if we are able to do so, any proceeds from a sale of the assets may be less than the current outstanding balance on the term note, requiring us to use some of our available cash to pay off the loan;

•                  any award granted the plaintiffs under the current stockholder lawsuits, in combination with the cost of defending against the lawsuits, could exceed the limits of our director’s and officer’s insurance;

•                  we have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements;

•                  the Securities and Exchange Commission is investigating us and the results of that investigation could have a material adverse effect on our business, results of operations and financial condition;

•                  our customers and investors may lose confidence in us because of our restatement;

•                  it is difficult for us to estimate our future quarterly results; and

•                  we operate in a highly competitive industry and if we are unable to compete successfully our revenue; and profitability will be adversely affected.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of as of March 31, 2013 because of the deficiencies in our internal control over financial reporting discussed below.

DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the direction of the Audit Committee and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of its controls and procedures. Based on this evaluation, we have concluded that due to a material weakness in one of our controls, our controls and procedures were not effective as of March 31, 2013.

We have identified the following deficiencies in our controls:

•                                          We did not have sufficient monitoring controls in place to review journal entries posted to the general ledger and access rights to the database underlying our accounting system.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

As set forth below, we have taken the following steps to remediate each of our control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2013.

REMEDIATION

To remediate the control deficiencies identified above, we have taken the following measures to improve internal control over financial reporting:

•                  We have limited the number of employees who have the ability to post journal entries to the accounting system and have added formal review policies surrounding the posting of journal entries.

•                  We are working with the value added reseller of our accounting system to find a solution that will permit us to continue to build customized SQL queries of the information in our accounting system while assuring the integrity of our accounting data.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on August 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and three-month month periods ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the three-month ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 9, 2013	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: August 9, 2013	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)