Form 10-Q
period 2013-06-30
LIME ENERGY CO.
filed 2013-08-19
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

25,152,693 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 12, 2013.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended June 30, 2013

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2013	December 31,
	(Unaudited)	2012 (1)

Assets

Current Assets
Cash and cash equivalents	$2,061	$2,392
Restricted cash	500	500
Accounts receivable, net	9,188	9,917
Inventories	14	17
Costs and estimated earnings in excess of billings on uncompleted contracts	5,665	3,685
Prepaid expenses and other	525	504
Current assets of discontinued operations	2,970	10,891

Total Current Assets	20,923	27,906

Net Property and Equipment	5,168	5,224
Long-Term Receivables	328	214
Deferred Financing Costs, Net	186	212
Long-Term Assets of Discontinued Operations	26	5,581
Intangibles, Net	—	10
Goodwill	6,009	6,009

	$32,640	$45,156

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,
	2013	December 31,
	(Unaudited)	2012 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$3,330	$3,405
Accounts payable	10,855	5,100
Accrued expenses	3,501	3,243
Billings in excess of costs and estimated earnings on uncompleted contracts	1,821	1,506
Customer deposits	190	41
Other current liabilities	3,118	2,029
Current liabilities of discontinued operations	2,116	12,517
Total Current Liabilities	24,931	27,841

Long-Term Debt, less current maturities	5,264	4,748
Other Long-Term Liabilities	1,493	3,241
Long-Term Liabilities of Discontinued Operations	—	5

Total Liabilities	31,688	35,835

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 25,152,693 and 25,036,719 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	191,788	191,411
Accumulated deficit	(190,838)	(182,092)

Total Stockholders’ Equity	952	9,321

	$32,640	$45,156

See accompanying notes to condensed consolidated financial statements

(1)                   Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2012

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$13,741	$10,120	$25,740	$21,645

Cost of sales	9,780	8,134	19,157	17,609

Gross Profit	3,961	1,986	6,583	4,036

Selling, general and administrative	5,798	5,264	12,040	10,585
Amortization of intangibles	4	71	10	141

Operating loss	(1,841)	(3,349)	(5,467)	(6,690)

Other Income (Expense)
Interest income	12	23	26	48
Interest expense	(304)	(90)	(621)	(167)

Total other (expense) income	(292)	(67)	(595)	(119)

Loss from continuing operations	(2,133)	(3,416)	(6,062)	(6,809)

Discontinued Operations:
Income (loss) from operation of discontinued business	95	(1,245)	(2,684)	(2,040)

Net loss	$(2,038)	$(4,661)	$(8,746)	$(8,849)

Basic and diluted loss per common share from
Continuing operations	$(0.08)	$(0.14)	$(0.24)	$(0.28)

Discontinued operations	0.00	(0.05)	(0.11)	(0.09)

Basic and Diluted Loss Per Common Share	$(0.08)	$(0.19)	$(0.35)	$(0.37)

Weighted Average Common Shares Outstanding	25,153	24,470	25,157	24,222

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2012	25,037	$2	$191,411	$(182,092)	$9,321

Share based compensation	—	—	377	—	377
Shares issued for benefit plans and option exercises	116	—	—	—	—
Net loss	—	—	—	(8,746)	(8,746)
Balance, June 30, 2013	25,153	$2	$191,788	$(190,838)	$952

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cash Flows From Operating Activities
Net Loss	$(2,038)	$(4,661)	$(8,746)	$(8,849)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	131	488	341	528
Share-based compensation	195	922	377	1,475
Depreciation and amortization	264	470	532	920
PIK notes issued for interest	384	—	384	—
Amortization of deferred financing costs	26	11	52	28
Amortization of original issue discount	66	—	132	—
Issuance of stock in exchange for services received	—	—	—	20
Loss on disposition of property and equipment	—	—	13	—
Changes in assets and liabilities:
Accounts receivable	(91)	400	274	10,318
Inventories	3	—	3	(11)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,219)	376	(1,980)	(374)
Prepaid expenses and other	(16)	(38)	(21)	145
Assets of discontinued operations	342	872	1,594	666
Accounts payable	3,339	3,385	5,755	(3,425)
Accrued expenses	(201)	471	258	(1,136)
Billings in excess of costs and estimated earnings on uncompleted contracts	(73)	(1,258)	315	(2,471)
Other current liabilities	(283)	(131)	(510)	(139)
Liabilities of discontinued operations	(1,075)	(3,577)	(600)	(4,361)

Net cash used in operating activities	(246)	(2,270)	(1,827)	(6,666)

Cash Flows From Investing Activities
Proceeds from sale of ESCO business	—	—	1,860	—
Purchases of property and equipment	(100)	(499)	(287)	(733)
Increase in restricted cash	—	224	—	225

Net cash (used in) provided by investing activities	(100)	(275)	1,573	(508)

Cash Flows From Financing Activities
Payments of long-term debt	(30)	(63)	(77)	(126)
Proceeds from issuance of common stock	—	2,550	—	2,550
Proceeds from issuance of shares for benefit plans	—	—	—	80

Net cash (used in) provided by financing activities	(30)	2,487	(77)	2,504

Net Decrease in Cash and Cash Equivalents	(376)	(58)	(331)	(4,670)

Cash and Cash Equivalents, at beginning of period	2,437	3,678	2,392	8,290

Cash and Cash Equivalents, at end of period	$2,061	$3,620	$2,061	$3,620

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest (in thousands):
Continuing operations	$36	54	$86	110
Discontinued operations	—	1	1	1

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

The results of operations for the three-month and six-month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes the Company’s total share-based compensation expense for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Stock options	$110	$670	$235	$1,057

Restricted stock	85	242	142	377

Employee Stock Purchase Plan	—	11	—	41

	$195	$923	$377	$1,475

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company uses an enhanced Hull-White trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an enhanced Hull-White trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013 (1)	2012 (1)	2013 (1)	2012

Weighted average fair-value per option granted	—	—	—	$1.68

Significant assumptions (weighted average):
Risk-free rate	—	—	—	0.01%
Dividend yield	—	—	—	0.00%
Expected volatility	—	—	—	71.7%
Expected life (years)	—	—	—	6.0
Expected turn-over rate	—	—	—	5.00%
Expected exercise multiple	—	—	—	2.20

(1)               No options were issued during these periods

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of June 30, 2013 and changes during the three-month and six-month periods then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at March 31, 2013	3,318,838	$0.52 - $263.55	$5.30

Granted	—		—
Exercised	—		—
Forfeited	(84,663)	$3.26 - $136.50	$6.89

Outstanding at June 30, 2013	3,234,175	$0.52 - $263.55	$5.26

Options exercisable at June 30, 2013	2,495,081	$0.52 - $263.55	$5.67

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2012	3,559,258	$0.52 - $263.55	$5.28

Granted	—		—
Exercised	—		—
Forfeited	(325,083)	$3.26 - $136.50	$5.44

Outstanding at June 30, 2013	3,234,175	$0.52 - $263.55	$5.26

Options exercisable at June 30, 2013	2,495,081	$0.52 - $263.55	$5.67

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price

$0.52 - $1.00	150,000	9.4 years	$0.60	100,000	$0.52
$1.01 - $4.00	666,722	6.0 years	$3.35	507,223	$3.37
$4.01 - $6.00	1,547,066	6.7 years	$4.37	1,017,471	$4.36
$6.01 - $7.00	85,714	3.0 years	$6.79	85,714	$6.79
$7.01 - $8.00	411,063	3.2 years	$7.19	411,063	$7.19
$8.01 - $12.00	371,356	3.6 years	$10.69	371,356	$10.69
$12.01 - $263.55	2,254	.5 years	$194.03	2,254	$194.03

$0.52 - $263.55	3,234,175	5.8 years	$5.26	2,495,081	$5.67

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the second quarter of 2013 of $0.66 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013 was $14 thousand. The aggregate intrinsic value of exercisable options as of June 30, 2013 was $14 thousand.  These amounts will change based on changes in the fair market value of the Company’s common stock.

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of June 30, 2013	(in 000’)	(in Months)

Stock options	$245	12.0

Restricted stock	$100	4.7

In addition, there was approximately $785 thousand of unrecognized expense related to the Cliff Options which may be recognized over the next 22 months if vesting requirements are met.

Note 3 — Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three and six months ended June 30, 2013 and 2012, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average shares issuable upon exercise of outstanding options	3,279,180	4,484,132	3,301,548	4,486,921

Weighted average shares issuable upon exercise of outstanding warrants	4,880,403	135,953	4,880,403	135,953

Total	8,159,583	4,620,085	8,181,951	4,622,874

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

Note 6 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC was subsequently acquired by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement matures on, and all outstanding balances are due and payable on, October 31, 2016.  The Loan Agreement requires the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow is defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service is defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Treasury Grant).  No Excess Cash Flow payment was due for 2012.  The loan carries an interest rate equal to 30-day LIBOR plus 500 basis points.  As of June 30, 2013 the 30-day LIBOR rate was 0.1932%.

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

The Company entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap is being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The mark-to-market value of the swap was a liability of $41,070 and $66,000 as of June 30, 2013 and December 31, 2012, respectively.  The liability associated with the decline in the fair value has been included in accrued expense.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

After adjusting the carrying value of the assets during the fourth quarter of 2012, the net carrying value of the assets and liabilities of the ESCO business was equal to the proceeds received for the sale of the business on February 28, 2013, therefore there was no gain or loss resulting from the sale recorded during the second quarter of 2013.  However, the Asset Purchase agreement provided that within 90 days of the closing the seller provide the buyer a final calculation of the Closing Net Working Capital as of February 28, 2013.  To the extent that this calculation showed an increase in the Closing Net Working Capital from the amount estimated on the closing date, the buyer would owe the seller an amount equal to the increase and to the extent the Closing Net Working Capital was less than the amount estimated on the closing date, the seller would owe the buyer an amount equal to the reduction.  The calculation of the final Closing Net Working Capital was completed in August 2013 and it was determined that the buyer owed the seller an additional $128 thousand.  This additional consideration has been included in the income from discontinued operations during the quarter ended June 30, 2013.

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

The loss from the operation of discontinued business reported in the accompanying financial statements includes the operation of the portion of the public sector business sold to Powersecure through February 28, 2013, as well as operation through June 30, 2013, of the portion of the public sector business retained by the company which it is in the process of exiting.  The revenue and operating loss related to discontinued operations was as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Revenue	$230	$11,439	$2,890	$25,863

Operating income (loss)	$107	$(1,245)	$(2,658)	$(2,040)

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The assets and liabilities related to discontinued operations were as follows (in thousands):

	June 30,	December 31,
	2013	2012

Accounts Receivable	1,886	9,664
Costs and estimated earnings in excess of billings on uncompleted contracts	952	1,210
Prepaid expenses and other	132	17
Total current assets	2,970	10,891

Deferred financing costs	26	51
Net Property and Equipment, net	—	193
Goodwill	—	5,337
Intangible assets	—	—
Total long-term assets	26	5,581

Total Assets	2,996	16,472

Current portion of long-term debt	—	8
Accounts Payable	1,427	2,178
Accrued Expense	110	2,781
Billings in excess of costs and estimated earnings on uncompleted contracts	579	7,550
Total current liabilities	$2,116	$12,517

Long-Term Debt, less current portion	—	5

Total Liabilities	$2,116	$12,522

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Energy Efficiency Services	$13,541	$9,902	$25,324	$21,172
Renewable Energy	200	218	416	473

Total	$13,741	$10,120	$25,740	$21,645

Operating Income (Loss):
Energy Efficiency Services	$430	$(355)	$177	$(682)
Renewable Energy	(89)	159	(150)	(79)
Corporate	(2,182)	(3,153)	(5,494)	(5,929)

Total	$(1,841)	$(3,349)	$(5,467)	$(6,690)

Interest (Expense) Income, net	(292)	(67)	(595)	(119)

Loss from Continuing Operations	$(2,133)	$(3,416)	$(6,062)	$(6,809)

	June 30,	December 31,
	2013	2012
Total Assets:
Energy Efficiency Services	$25,293	$23,394
Renewable Energy	3,789	4,178
Corporate	562	1,112
Discontinued Operations	2,996	16,472

Total	$32,640	$45,156

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

Three months Ended June 30, 2013 Compared to Three months Ended June 30, 2012

Consolidated Results (in thousands)

	Three Months Ended
	June 30,		Change
	2013	2012	$	%

Revenue	$13,741	$10,120	$3,621	35.8%
Cost of sales	9,780	8,134	1,646	20.2%
Gross profit	3,961	1,986	1,975	99.4%

Selling, general and administrative expenses	5,798	5,264	534	10.1%
Amortization of intangibles	4	71	(67)	-94.4%
Operating loss	(1,841)	(3,349)	1,508	-45.0%

Interest expense, net	(292)	(67)	(225)	335.8%

Loss from continuing operations	(2,133)	(3,416)	1,283	-37.6%

Income (loss) from operation of discontinued business	95	(1,245)	1,340	-107.6%

Net loss	$(2,038)	$(4,661)	$2,623	-56.3%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	June 30,
	2013	2012

Revenue	100.0%	100.0%
Cost of sales	71.2%	80.4%
Gross profit	28.8%	19.6%

Selling, general and administrative expenses	42.2%	52.0%
Amortization of intangibles	0.0%	0.7%
Operating loss	-13.4%	-33.1%

Interest expense, net	-2.1%	-0.7%

Loss from continuing operations	-15.5%	-33.8%

Income (loss) from operation of discontinued business	0.7%	-12.3%

Net loss	-14.8%	-46.1%

Revenue.  Our consolidated revenue increased $3.6 million, or 35.8%, to $13.7 million during the second quarter of 2013, from $10.1 million during the second quarter of 2012.  Revenue from our utility business increased approximately $4.9 million, or 61%, which was partially offset by a decline in revenue from our FRR contract of approximately $1.3 million.  Revenue from our utility business benefited from contributions from new utility programs started within the past year, including our contracts with Central Hudson, AEP Ohio, Duke Energy Progress and NStar and as well as increases in revenue from our existing programs with Long Island Power and the New Jersey’s Clean Energy program.  Revenue under the FRR program varies from period-to-period depending on the number of projects we are working on at any particular time and the stage the project is in.  We were working on three projects during the second quarter of 2012 and four projects during the second quarter of 2013, however two of the four 2013 projects were in the design phase and one was in the close-out phase of construction, during which we generate significantly less revenue.

Gross Profit.  Our gross profit for the second quarter of 2013 increased $2.0 million or 99.4%, to $4.0 million during the second quarter of 2013, when compared to the $2.0 million earned during the same period in 2012.  This increase was the result of higher revenue and an improvement in our gross profit margin.  Our gross profit margin increased from 19.6% during the second quarter of 2012 to 28.8% during the second quarter of 2013.  This improvement in our gross profit margin was due to an increase in the portion of revenue derived from our utility business and improvements in the margins earned by this business resulting from improvements in operating efficiencies and increased revenue from our new programs.  Our gross margins will fluctuate from period to period depending on the portion of our revenue derived from our lower margin FRR contract, the mix of individual utility projects contributing to revenue in a given period.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $534 thousand or 10.1%, to $5.8 million during the three-month period ended June 30, 2013, when compared to the $5.3 million of expense for same period during 2012.  Costs related to the restatement we completed in July 2013 and the ongoing stockholder lawsuits were responsible for $287 of the increase in costs during 2013.  The balance of the increase is associated with the new utility programs we have started up during the past year.  Our SG&A as a percentage of revenue declined from 52% during the second quarter of 2012 to 42.2% during the second quarter of 2013 as new utility programs have begun to generate revenue to help offset their overhead costs.  We expect continued improvements in this ratio as these new utility programs continued to ramp-up toward their steady-state level of operation during the second half of 2013.

Amortization of Intangibles.  Amortization expense declined $67 thousand to $4 thousand during the second quarter of 2013 from $71 thousand during the second quarter of 2012.  This decline was the result of our decision in the fourth quarter of 2012 to reduce the carrying value of assets of the Zemel Road facility to its estimated fair value.  As part of this adjustment, we wrote off the intangible assets associated with this business.  After this write-off, our only remaining intangible asset is certain software and technology acquired as part of the acquisition of Applied Energy Management, Inc. in June 2008, which became fully amortized during the second quarter of 2013.

Interest Expense, Net.  Net interest expense increased $225 thousand, to $292 thousand during the second quarter of 2013 when compared to $67 thousand during the second quarter of 2012.  The components of interest expense for the three-month periods ended June 30, 2013 and 2012 are as follows (in thousands):

Three months ended June 30,	2013	2012

Line of credit	$—	$5

Term note	51	54

Subordinated notes	193	—

Total contractural interest	244	59

Amortiztion of deferred issuance costs	13	11

Amortization of debt discount	67	—

Increase in value of interest rate swap	(20)	20

Total interest expense	$304	$90

Total contractual interest and fees (the interest and fees on outstanding debt) increased $185 thousand, to $244 thousand during the second quarter of 2013, from $59 thousand during the second quarter of 2012.  Interest expense associated with the subordinated notes which we issued in October 2012 was responsible for all of the increase in our interest expense relative to 2012.  The interest on our term note declined $3 thousand dollars, due to reductions in the outstanding principal over the past year.

We have deferred certain costs associated with the issuance of the term loan and subordinated convertible notes.  These costs are being amortized over the terms of the associated debt.  We incurred $13 thousand and $11 thousand of amortization expense during three-month periods ended June 30, 2013 and 2012, respectively.  In addition, the holders of the subordinated notes received warrants to purchase additional shares of our common stock.  In recording the sale of the notes, we allocated the value of the proceeds to the notes and warrants based on their relative fair values.  In doing so, we determined that the notes contained a beneficial conversion feature since value of the common stock into which the notes were convertible exceeded the value we allocated to the notes.  The value of the warrants and the beneficial conversion feature have been recorded as a discount to the notes.  This discount is being amortized over the term of the notes using the effective interest method.  During the second quarter of 2013, we recorded $67 thousand of amortization on this discount.

In December 2011, we entered into an interest rate swap agreement to fix the interest rate on $1.9 million of the $3.6 million original balance on the term note.  This interest rate swap was not designated for hedge accounting under ASC 815, therefore we record changes in its fair value as non-operating interest income or expense with an offsetting entry to a swap asset or swap liability.  We recorded income of $20 thousand during the second quarter of 2013 due to an increase in the fair-market value of this interest rate swap during the period, whereas during the second quarter of 2012 we recorded $20 thousand of expense due to a decline in value of the swap.

Our interest income declined $11 thousand to $12 thousand during the second quarter of 2013, from $23 thousand during the same period in 2012.  Substantially all of the interest income during both periods was amortization of the discount on our long-term receivables.  The decline in amortization was due to a reduction in our long-term receivables, which had historically been used by our C&I customers.  We expect our long-term receivable balances to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

Consolidated Results (in thousands)

	Six Months Ended
	June 30,		Change
	2013	2012	$	%

Revenue	$25,740	$21,645	$4,095	18.9%
Cost of sales	19,157	17,609	1,548	8.8%
Gross profit	6,583	4,036	2,547	63.1%

Selling, general and administrative expenses	12,040	10,585	1,455	13.7%
Amortization of intangibles	10	141	(131)	-92.9%
Operating loss	(5,467)	(6,690)	1,223	-18.3%

Interest expense, net	(595)	(119)	(476)	400.0%

Loss from continuing operations	(6,062)	(6,809)	747	-11.0%

Loss from operation of discontinued business	(2,684)	(2,040)	(644)	31.6%

Net loss	$(8,746)	$(8,849)	$103	-1.2%

The following table presents the percentage of certain items to revenue:

	Six Months Ended
	June 30,
	2013	2012

Revenue	100.0%	100.0%
Cost of sales	74.4%	81.4%
Gross profit	25.6%	18.6%

Selling, general and administrative expenses	46.8%	48.9%
Amortization of intangibles	0.0%	0.7%
Operating loss	-21.2%	-30.9%

Interest expense, net	-2.3%	-0.5%

Loss from continuing operations	-23.6%	-31.5%

Loss from operation of discontinued business	-10.4%	-9.4%

Net loss	-34.0%	-40.9%

Revenue.  Our consolidated revenue increased $4.1 million, or 18.9%, to $25.7 million during the first half of 2013, from $21.6 million earned during the first six months of 2012.  Revenue from our utility business increased approximately $7.3 million, or 43%, which was partially offset by a decline in revenue from our FRR contract of approximately $3.2 million.  Revenue from our utility business benefited from contributions from new utility programs started within the past year, including our contracts with Central Hudson, AEP Ohio, Duke Energy Progress and NStar and as well as increases in revenue from our existing programs with Long Island Power and the New Jersey’s Clean Energy program.  Revenue under the FRR program declined due to fewer projects in active construction phases during 2013 than in 2012.  We expect continued growth in the revenue from our utility business, as all of our new programs ramp up to a steady state of operation during the second half of 2013.  We also expect increased revenue from the FRR contract during the second half of the year, as projects move from design to construction.

Gross Profit.  Our gross profit for the six-month period ended June 30, 2013 increased $2.5 million or 63.1%, to $6.6 million, when compared to the $4.0 million earned during the same period in 2012.  This increase was the result of higher revenue and an improvement in our gross profit margin.  Our consolidated gross profit margin increased from 18.6% during the first half of 2012 to 25.6% during the first half of 2013.  This improvement in our gross profit margin was due to an increase in the portion of revenue derived from our utility business and improvements in the margins earned by this business resulting from improvements in operating efficiencies and increased revenue from our new programs.  We expect our gross margins will continue to fluctuate on a quarterly basis as a result of changes in our mix of business.  However, we believe our gross margins should continue to exceed the levels earned during 2012, due to the changes we have implemented in our utility business and from contributions from new utility programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $1.5 million or 13.7%, to $12.0 million during the six-month period ended June 30, 2013, when compared to the $10.6 million of expense for same period during 2012.  Included in the 2013 expenses was $1.6 million of costs related to the restatement we completed in July 2013 and the ongoing stockholder lawsuits.  2013 expense also includes the costs of new utility programs started during the past year.  Our SG&A as a percentage of revenue declined from 48.9% during the first half of 2012, to 46.8% during the first half of 2013.  Adjusting for the one-time restatement costs and legal fees, SG&A would have declined $110 thousand, or 40.7% of revenue.  We expect continued improvements in this ratio as these new utility programs continued to ramp-up toward their steady state level of operation and the restatement and legal costs decline during the second half of 2013.

Amortization of Intangibles.  Amortization expense declined $131 thousand to $10 thousand during the first half of 2013 from $141 thousand during the same period in 2012.  This decline was the result of our decision in the fourth quarter of 2012 to reduce the carrying value of assets of the Zemel Road facility to its estimated fair value.  As part of this adjustment, we wrote off the intangible assets associated with this business, thereby eliminating the related amortization expense.  After this write-off, our only remaining intangible asset is certain software and technology acquired as part of the acquisition of Applied Energy Management, Inc. in June 2008, which became fully amortized during the second quarter of 2013.

Interest Expense, Net.  Net interest expense increased $476 thousand, to $595 thousand during the first half of 2013 when compared to $119 thousand during the first half of 2012.  The components of interest expense for the six-month periods ended June 30, 2013 and 2012 are as follows (in thousands):

Six months ended June 30,	2013	2012

Line of credit	$3	$11

Term note	101	108

Subordinated notes	384	—

Total contractural interest	488	119

Amortiztion of deferred issuance costs	26	28

Amortization of debt discount	132	—

Increase in value of interest rate swap	(25)	20

Total interest expense	$621	$167

Total contractual interest and fees (the interest and fees on outstanding debt) increased $369 thousand, to $488 thousand during the first half of 2013, from $119 thousand during the first half of 2012.  Interest expense associated with the subordinated notes which we issued in October 2012 was responsible for all of the increase in our interest expense relative to 2012.  The interest on our term note declined $7 thousand dollars, due to reductions in the outstanding principal over the past year.

We have deferred certain costs associated with the issuance of the term loan and subordinated convertible notes.  These costs are being amortized over the terms of the associated debt.  We incurred $26 thousand and $28 thousand of amortization expense during six-month periods ended June 30, 2013 and 2012, respectively.  In addition, the holders of the subordinated notes received warrants to purchase additional shares of our common stock.  In recording the sale of the notes, we allocated the value of the proceeds to the notes and warrants based on their relative fair values.  In doing so, we determined that the notes contained a beneficial conversion feature since value of the common stock into which the notes were convertible exceeded the value we allocated to the notes.  The value of the warrants and the beneficial conversion feature have been recorded as a discount to the notes.  This discount is being amortized over the term of the notes using the effective interest method.  During the first half of 2013, we recorded $132 thousand of amortization on this discount.

In December 2011, we entered into an interest rate swap agreement to fix the interest rate on $1.9 million of the $3.6 million original balance on the term note.  This interest rate swap was not designated for hedge accounting under ASC 815, therefore we record changes in its fair value as non-operating interest income or expense with an offsetting entry to a swap asset or swap liability.  We recorded income of $25 thousand during the first half of 2013 due to an increase in the fair-market value of this interest rate swap during the period, whereas during the first half of 2012 we recorded $20 thousand of expense due to a decline in value of the swap.

A decline in the amortization of the discount on our long-term receivables led to a $22 thousand decline in interest income during the first six months of 2013, to $26 thousand compared to $48 thousand earned during the first half of 2012.  The decline in amortization was due to a reduction in our long-term receivables, which had historically been used by our C&I customers.  We expect our long-term receivable balances to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $2.6 million (including restricted cash of $500 thousand), compared to $2.9 million (including $500 thousand of restricted cash) as of December 31, 2012. Our debt obligations as of June 30, 2013 consisted of a term loan of $3.3 million used to fund a portion of the Zemel Road generating facility, and $6.6 million of subordinated convertible notes.

Our principal cash requirements are for operating expenses, debt service, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

Three months Ended June 30, 2013 Compared to Three months Ended June 30, 2012

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended June 30,	2013	2012

Net cash used in operating activities	$(246)	$(2,270)
Net cash used in investing activities	(100)	(275)
Net cash (used in) provided by financing activities	(30)	2,487

Net Decrease in Cash and Cash Equivalents	$(376)	$(58)

Cash and Cash Equivalents, at beginning of period	2,437	3,678

Cash and Cash Equivalents, at end of period	$2,061	$3,620

Net unrestricted cash declined $376 thousand during the three-month period ended June 30, 2013 as compared to decreasing $58 thousand during the same period in 2012.

Operating Activities

Operating activities consumed cash of $246 thousand during the three-month period ended June 30, 2013 as compared to consuming cash of $2.3 million during the same period of 2012.

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

Three months ended June 30,	2013	2012

Net Loss	$(2,038)	$(4,661)

Provision for bad debt	131	488
Share-based compensation	195	922
Depreciation and amortization	264	470
PIK notes issued for interest	384	—
Amortization of deferred financing costs	26	11
Amortization of original issue discount	66	—

Cash consumed by operating activities before changes in assets and liabilities	$(972)	$(2,770)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(91)	$400
Inventories	3	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,219)	376
Prepaid and other	(16)	(38)
Assets of discontinued operations	342	872
Accounts payable	3,339	3,385
Accrued expenses	(201)	471
Billings in excess of costs and estimated earnings on uncompleted contracts	(73)	(1,258)
Other current liabilities	(283)	(131)
Liabilities of discontinued operations	(1,075)	(3,577)

Cash generated by changes in assets and liabilities	$726	$500

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three months ended June 30,	2013	2012

Cash consumed by operating activities before changes in assets and liabilities	$(972)	$(2,770)

Cash generated by changes in assets and liabilities	726	500

Net cash used in operating activities	$(246)	$(2,270)

The cash consumed by operating activities before changes in assets and liabilities decreased $1.8 million, to $1.0 million, during the second quarter of 2013 as compared to consuming $2.8 million during the second quarter of 2012.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter.

Changes in assets and liabilities generated cash of approximately $726 thousand during the second quarter of 2013, compared to generating $500 thousand during the second quarter of 2012.  This improvement was primarily the result of an improvement in our working capital management during the period.

Investing Activities

We consumed $100 thousand of cash in investing activities during the second quarter of 2013, compared to consuming $275 thousand during the second quarter of 2012.  Almost all of the cash used during both periods was related to our continued investment in our utility business software platform as well as purchases of office equipment and computers for new utility programs.

Financing Activities

During the second quarter of 2013 financing activities consumed cash of $30 thousand compared to generating $2.5 million thousand during the year-earlier period.  All of the cash used during the second quarter of 2013 was for scheduled principal payments on our debt.  During the second quarter of 2012, we raised $2.6 million through the sale of our common stock.  This was partially offset by scheduled principal payments of $63 thousand.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Six months ended June 30,	2013	2012

Net cash used in operating activities	$(1,827)	$(6,666)
Net cash provided by (used in) investing activities	1,573	(508)
Net cash (used in) provided by financing activities	(77)	2,504

Net Decrease in Cash and Cash Equivalents	$(331)	$(4,670)

Cash and Cash Equivalents, at beginning of period	2,392	8,290

Cash and Cash Equivalents, at end of period	$2,061	$3,620

Net unrestricted cash declined $331 thousand during the six-month period ended June 30, 2013 as compared to decreasing $4.7 million during the six-month period ended June 30, 2012.

Operating Activities

Operating activities consumed cash of $1.8 million during the first half of 2013 as compared to consuming cash of $6.7 million during the same period in 2012.

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

Six Months Ended June 30,	2013	2012

Net Loss	$(8,746)	$(8,849)

Provision for bad debt	341	528
Share-based compensation	377	1,475
Depreciation and amortization	532	920
PIK notes issued for interest	384	—
Amortization of deferred financing costs	52	28
Amortization of original issue discount	132	—
Issuance of stock in exchange for services received	—	20
Loss on disposition of property and equipment	13	—

Cash consumed by operating activities before changes in assets and liabilities	$(6,915)	$(5,878)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$274	$10,318
Inventories	3	(11)
Costs and estimated earnings in excess of billings on uncompleted contacts	(1,980)	(374)
Prepaid and other	(21)	145
Assets of discontinued operations	1,594	666
Accounts payable	5,755	(3,425)
Accrued expenses	258	(1,136)
Billings in excess of costs and estimated earnings on uncompleted contracts	315	(2,471)
Other current liabilities	(510)	(139)
Liabilities of discontinued operations	(600)	(4,361)

Cash generated (consumed) from changes in assets and liabilities	$5,088	$(788)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Six Months Ended June 30,	2013	2012

Cash consumed by operating activities before changes in assets and liabilities	$(6,915)	$(5,878)

Cash generated (consumed) from changes in assets and liabilities	5,088	(788)

Net cash used in operating activities	$(1,827)	$(6,666)

The operating activities before changes in assets and liabilities consumed $6.9 million of cash during the first six months of 2013, compared to consuming $5.9 million during the same period in 2012.  This increase was due to costs related to the restatement and stockholder lawsuits and an increase in the loss generated by discontinued operations during the 2013 period.  We believe that the operating activities before changes in assets and liabilities will begin to generate cash during the second half of the year if our revenue increases as we expect it will and as restatement and legal costs decline.

Changes in assets and liabilities generated cash of approximately $5.1 million during the first half of 2013, compared to consuming $788 thousand during the first half of 2012.  This improvement was primarily the result of an improvement in our working capital management during the period.  We expect that changes in assets and liabilities will consume cash during the second half of the year as business activity increases during the remainder of 2013.

Investing Activities

Investing activities generated $1.6 million during the six-month period ended June 30, 2013, compared to consuming $508 thousand during the year-earlier period.  In February 2013, we sold our ESCO business, generating $1.9 million in cash proceeds.  This was partially offset by $287 thousand used for the continued development of our utility business software platform and purchases of office equipment for our new utility programs.  During the 2012 period, we used $733 thousand for software development and equipment purchases for new utility programs, which was partially offset by a $225 thousand reduction in restricted cash.  We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

Financing activities consumed $77 thousand of cash during the first half of 2013, compared to generating $2.5 million of cash during the first half of 2012.  The cash used during the 2013 period was all for scheduled principal payments on our debt.  During the first half of 2012, we raised $2.6 million from the sale of shares of our common stock, including $80 thousand from the sale to employees as part of our Employee Stock Purchase Plan.  This was partially offset by scheduled principal payments of $126 thousand.

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

We have experienced a marked improvement in cash flow as we have begun to implement this strategy.  We expect continued improvements as new utility programs start to achieve profitability and restatement related costs decline.  We believe that as a result of these changes, there is a chance we will achieve profitability on a consolidated basis before the end of 2013, though it is likely we will report a loss for full year 2013.  However, our total stockholders’ equity at June 30, 2013 was less than the minimum stockholders’ equity required for continued listing on the NASDAQ Capital Market.  To remedy that deficiency, we have had, and continue to have, discussions with some of the holders of our outstanding subordinated secured convertible pay-in-kind notes.  Based on those discussions, the Company expects that some of those outstanding notes will be exchanged for preferred stock and that some of the holders of those notes will purchase additional preferred stock in a private placement.   The preferred stock offered to those holders has not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  We cannot assure you that we will be able to complete the exchange of the notes for preferred stock or the sale of additional preferred stock.  If we are able to complete the exchange and sale, it may be on terms that are not favorable to us or our existing stockholders.  Any sale of additional preferred stock to the holders of the notes will provide us with additional cash, which we expect will be sufficient to meet our day-to-day operating needs currently forecast.

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

•                  we may not be able to raise additional capital to fund future operating losses and to meet the NASDAQ Stock Market’s minimum stockholders’ equity requirement;

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of as of June 30, 2013 because of the deficiencies in our internal control over financial reporting discussed below.

DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the direction of the Audit Committee and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of its controls and procedures. Based on this evaluation, we have concluded that due to a material weakness in one of our controls, our controls and procedures were not effective as of June 30, 2013.

We have identified the following deficiencies in our controls:

•                                          We did not have sufficient monitoring controls in place to review journal entries posted to the general ledger, review project account reconciliations, review project budgets and access rights to the database underlying our accounting system.

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

As set forth below, we have taken the following steps to remediate each of our control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2013.

REMEDIATION

To remediate the control deficiencies identified above, we have taken the following measures to improve internal control over financial reporting:

•                  We have limited the number of employees who have the ability to post journal entries to the accounting system and have added formal review policies surrounding the posting of journal entries.

•                  We have implemented a more detailed review of account reconciliations and budgets at the project level by upper management.

•                  We are working with the value added reseller of our accounting system to find a solution that will permit us to continue to build customized SQL queries of the information in our accounting system while assuring the integrity of our accounting data.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 19, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six-month month periods ended June 30, 2013 and 2012, (ii) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the three and six-month ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 19, 2013	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: August 19, 2013	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)