Form 10-K/A
period 2012-12-31
LIME ENERGY CO.
filed 2013-10-11
CIK 1065860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of October 9, 2013, there were 25,152,693 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on July 31, 2013, to include a discussion of the years ended December 31, 2008, 2009 and 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As described below, and in the original filing of this Report, we restated our financial statements for those years, as well as our financial statements for the year ended December 31, 2011 and the quarter ended March 31, 2012. Note 3 of the “Notes to Consolidated Financial Statements” in Item 15 of the original filing of this Report contained a restatement of all line items in our 2008, 2009 and 2010 financial statements requiring restatement, as well as a reconciliation of those restated amounts to our previously filed financial statements for those years.

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

Presentation of Discontinued Operations

The results of our Public Sector and Asset Development businesses have been reported as discontinued operations in the accompanying financial statements; they have been included, however in continuing operations in the financial statements presented in Note 3 – Restatement of Financial Statements in order to provide the reader with a better understanding of the changes to the historical financial statements resulting from the restatement. Consistent with the presentation of these businesses in the financial statements, the discussion of the results of operations that follows has included the results of these businesses in discontinued operations for the comparison of 2012 results to 2011 results, while including them in continuing operations for comparisons of 2011 to 2010, 2010 to 2009 and 2009 to 2008.

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

Twelve-Month Period Ended December 31, 2012

Compared With the Twelve-Month Period Ended December 31, 2011 (restated)

Consolidated Results

	Twelve Months Ended
		12/31/2011	Change
	12/31/2012	(restated)	$	%

Revenue	$43,412	$41,928	$1,484	3.5%
Cost of sales	35,516	35,221	295	0.8%
Gross profit	7,896	6,707	1,189	17.7%

Selling, general and administrative	24,257	14,607	9,650	66.1%
Amortization of intangibles	257	196	61	31.1%
Restructuring charge	—	1,281	(1,281)	-100.0%
Impairment loss	3,547	—	3,547	0.0%
Operating loss	(20,165)	(9,377)	(10,788)	115.0%

Total other (expense) income	(408)	18	(426)	-2366.7%

Loss from continuing operations	(20,573)	(9,359)	(11,214)	119.8%

Loss from operation of discontinued businesses (1)	(11,239)	(9,574)	(1,665)	0.0%

Net Loss	$(31,812)	$(18,933)	$(12,879)	68.0%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
		12/31/2011
	12/31/2012	(restated)

Revenue	100.0%	100.0%
Cost of sales	81.8%	84.0%
Gross profit	18.2%	16.0%

Selling, general and administrative	55.9%	34.8%
Amortization of intangibles	0.6%	0.5%
Restructuring charge	0.0%	3.1%
Impairment loss	8.2%	0.0%
Operating loss	-46.5%	-22.4%

Total other income	-0.9%	0.0%

Loss from continuing operations	-47.4%	-22.3%

Loss from operation of discontinued businesses (1)	-25.9%	-22.8%

Net Loss	-73.3%	-22.3%

(1)         Includes the results of the Public Sector and Asset Development businesses

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

Selling, General & Administrative Expense

Our SG&A expense increased $9.7 million, or 66.1%, to $24.3 million during the twelve months ended December 31, 2012, from $14.6 million during the year earlier period. SG&A as a percent of revenue increased from 34.8% in 2011 to 55.9% in 2012. Costs related to the restatement and related stockholder lawsuits contributed $2.8 million to the 2012 increase in SG&A. The balance of the increase in SG&A was due to the start-up of new utility programs and the annualized costs associated with programs started in 2011. As we entered 2012 we were operating under three utility programs: National Grid which started in late 2009, New Jersey Direct, which started in the spring of 2010 and Long Island Power, which began operation during the fourth quarter of 2011. During 2012 we started-up, or were in the process of starting-up: Central Hudson, NStar, AEP Ohio, Duke Energy, and Efficiency Maine. When we start-up a new program we incur several months of expenses before we start to generate any revenue, as we open an office in the territory, hire a program manager and staff, train the staff, prepare a marketing plan and materials and start calling on customers. It usually takes three to six months before a program’s revenue reaches the level necessary to generate a profit. During 2012, we had five programs in various stages of start-up, contributing to the increase in SG&A as a percentage of revenue. We expect that SG&A as a percentage of revenue will decline during 2013, as revenue from new programs ramps up.We also expect to incur an additional $2.0 million to $2.5 million in costs related to the restatement and stockholder lawsuits during 2013.

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

In December 2011, we entered into an interest rate swap agreement to fix the interest rate on $1.9 million of the $3.6 million original balance on the term note. This interest rate swap was not designated for hedge accounting under ASC 815, therefore we record changes in its fair value as non-operating interest income or expense with an offsetting entry to a swap asset or swap liability. We recorded expense of $22 thousand and $43 thousand due to a decline in the fair-market value of this interest rate swap during 2012 and 2011, respectively.

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

Twelve-Month Period Ended December 31, 2011(restated)

Compared With the Twelve-Month Period Ended December 31, 2010 (restated)

Consolidated Results

	Twelve Months Ended
	12/31/2011	12/31/2010	Change
	(restated) (1)	(restated)	$	%

Revenue	$99,373	$83,341	$16,032	19.2%
Cost of sales	82,400	65,542	16,858	25.7%
Gross profit	16,973	17,799	(826)	-4.6%

Selling, general and administrative	28,156	25,753	2,403	9.3%
Amortization of intangibles	635	589	46	7.8%
Restructuring charge	1,281	—	1,281	0.0%
Impairment loss	5,846	—	5,846	0.0%
Operating loss	(18,945)	(8,543)	(10,402)	121.8%

Total other (expense) income	12	172	(160)	-93.0%

Net Loss	(18,933)	(8,371)	(10,562)	126.2%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2011	12/31/2010
	(restated) (1)	(restated)

Revenue	100.0%	100.0%
Cost of sales	82.9%	78.6%
Gross profit	17.1%	21.4%

Selling, general and administrative	28.3%	30.9%
Amortization of intangibles	0.6%	0.7%
Restructuring charge	1.3%	0.0%
Impairment loss	5.9%	0.0%
Operating loss	-19.1%	-10.3%

Total other income	0.0%	0.2%

Net Loss	-19.1%	-10.0%

(1)       2011 consolidated results as originally filed in the Form 10-K, presented the Public Sector and Asset Development businesses as discontinued operations. For the comparison of 2011 consolidated results to 2010 consolidated results in the Form 10-K/A, presentation is made on a pre-discontinued operations basis. This was done for improved comparability purposes.

Revenue

Our revenue for the twelve-month period ended December 31, 2011, increased $16.0 million, or 19.2%, to $99.4 million from $83.3 million for the same period during 2010.  During 2011 revenue from our utility clients, the FRR contract and our Public Sector clients increased approximately 63%, 100% and 3%, respectively, as a result of new contracts in these areas.  These increases were partially offset by a 37% decline in revenue from our C&I clients.  The economic environment during 2011 continued to cause many of our C&I clients to postpone decisions to move forward with significant projects.  Revenue from our C&I clients in banking, an industry that has been responsible for a significant portion of our C&I revenue in prior years, saw significant contraction during 2011.

GES-Port Charlotte contributed revenue of approximately $270 thousand during 2011 from the startup of the Zemel Road generating facility during the fourth quarter of the year.

Gross Profit

Our gross profit declined $826 thousand, or 4.6%, to $17.0 million during the twelve months ended December 31, 2011, when compared to the $17.8 million earned during 2010.  Our gross profit margin declined from 21.4% in 2010 to 17.1% in 2011.  The decline in our gross profit was largely due to a 42% decline in the gross profit earned from our C&I market, which was impacted by lower revenue and an increase in competition during the period.  During the year, many of our larger C&I clients, particularly banking clients, deferred significant retrofit projects, as a result most of our revenue from this market was derived from smaller, regional clients, where we had to compete with local contractors willing to accept lower margins in order to win the work.

Selling, General & Administrative Expense

Our SG&A expense increased $2.4 million, or 9.3%, to $28.2 million during the twelve months ended December 31, 2011 from $25.8 million during the year earlier period.  SG&A as a percent of revenue declined from 30.9% in 2010 to 28.3% in 2011, as SG&A expense grew at a slower rate than revenue.  The $2.4 million increase in SG&A expense during 2011 was primarily driven by higher expense associated with our utility program management and asset development businesses, partially offset by lower SG&A expense from our C&I market and corporate overhead.  SG&A expense for the utility program management business increased at a slightly slower rate than the increase in revenue for this business as we staffed up for the new Long Island Power contract and expanded the National Grid and New Jersey Direct programs.  Our Asset Development activities were new in 2010, so the increase in SG&A for Asset Development was the result of inclusion of a full year of expense as well as an expansion of our marketing efforts in this area.

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

Restructuring Charge

During 2011, we initiated a restructuring to reduce costs, streamline our organization and better integrate our operations.  As part of this we moved our corporate headquarters to Huntersville, North Carolina, sold our building in Elk Grove Village, Illinois and consolidated certain accounting and administrative functions in Huntersville.  In connection with this restructuring we incurred a restructuring charge of approximately $1.3 million consisting primarily of severance-related costs and costs associated with the sale of our building.  Included in the $1.3 million charge is approximately $487 thousand of non-cash share-based compensation expense incurred when the vesting of equity based compensation was accelerated due to involuntary terminations.

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

Twelve-Month Period Ended December 31, 2010 (restated)

Compared With the Twelve-Month Period Ended December 31, 2009 (restated)

Consolidated Results

	Twelve Months Ended
	12/31/2010	12/31/2009	Change
	(restated)	(restated)	$	%

Revenue	$83,341	$65,811	$17,530	26.6%
Cost of sales	65,542	49,830	15,712	31.5%
Gross profit	17,799	15,981	1,818	11.4%

Selling, general and administrative	25,753	24,009	1,744	7.3%
Amortization of intangibles	589	1,221	(632)	-51.8%
Impairment loss	—	2,652	(2,652)	-100.0%
Operating loss	(8,543)	(11,901)	3,358	-28.2%

Total other (expense) income	172	(3,073)	3,245	-105.6%

Loss from continuing operations	(8,371)	(14,974)	6,603	-44.1%

Loss from operation of discontinued business	—	(1,786)	1,786	100.0%

Loss before income taxes	(8,371)	(16,760)	8,389	-50.1%

Income tax benefit	—	1,034	(1,034)	100.0%

Net Loss	$(8,371)	$(15,726)	$7,355	-46.8%

Preferred Dividend	—	(1,499)	1,499	100.0%

Net Loss Available to Common	$(8,371)	$(17,225)	$8,854	-51.4%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2010	12/31/2009
	(restated)	(restated)

Revenue	100.0%	100.0%
Cost of sales	78.6%	75.7%
Gross profit	21.4%	24.3%

Selling, general and administrative	30.9%	36.5%
Amortization of intangibles	0.7%	1.9%
Impairment loss	0.0%	4.0%
Operating loss	-10.3%	-18.1%

Total other income	0.2%	-4.7%

Loss from continuing operations	-10.0%	-22.8%

Loss from operation of discontinued business	0.0%	-2.7%

Loss before income taxes	-10.0%	-25.5%

Income tax benefit	0.0%	1.6%

Net Loss	-10.0%	-23.9%

Preferred Dividend	0.0%	-2.3%

Net Loss Available to Common	-10.0%	-26.2%

Revenue

Our revenue for the twelve-month period ended December 31, 2010 increased $17.5 million or 26.6%, to $83.3 million when compared to $65.8 million earned for 2009.  Contributing to this increase was revenue generated by our utility program management business and FRR contract.  Both of these were new business initiatives we began in late 2009 and neither of them generated significant revenue during 2009.  The higher revenue generated by the utility business and FRR contract was partially offset by lower revenue from our C&I and public sector markets

Gross Profit

Our gross profit increased $1.8 million, or 11.4%, to $17.8 million during 2010 from $16.0 million in 2009.  Our gross profit margin declined from 24.3% in 2009 to 21.4% in 2010.  The decline in our gross margin was due primarily to a shift in the mix of our business.

Selling General &Administrative Expense

Our selling, general and administrative expense increased $1.7 million or 7.3%, to $25.8 million during the twelve-month period ended December 31, 2010, when compared to $24.0 million for the same period during 2009.  All of the increase in our SG&A expense was related to our three new business initiatives: the utility program management business, the FRR contract and the Asset Development and Management business.  We started the utility program management business and won the FRR contract late in 2009, so neither of these businesses had significant expenses during 2009.  We began the Asset Development and Management business during 2010 and it had no expenses during 2009.  We reduced our SG&A expense during 2010 through realignment of resources and headcount reductions in areas that support our public sector and C&I markets and in our corporate overhead.

Our SG&A expense as a percentage of revenue declined from 36.5% in 2009 to 30.9% during 2010 as our revenue grew at a faster rate than our SG&A in 2010.

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

Twelve-Month Period Ended December 31, 2009 (restated)

Compared With the Twelve-Month Period Ended December 31, 2008 (restated)

Consolidated Results

	Twelve Months Ended
	12/31/2009	12/31/2008	Change
	(restated)	(restated)	$	%

Revenue	$65,811	$54,674	$11,137	20.4%
Cost of sales	49,830	42,367	7,463	17.6%
Gross profit	15,981	12,307	3,674	29.9%

Selling, general and administrative	24,009	17,758	6,251	35.2%
Amortization of intangibles	1,221	1,568	(347)	-22.1%
Impairment loss	2,652	—	2,652	0.0%
Operating loss	(11,901)	(7,019)	(4,882)	69.6%

Total other (expense) income	(3,073)	(2,581)	(492)	19.1%

Loss from continuing operations	(14,974)	(9,600)	(5,374)	56.0%

Loss from operation of discontinued business	(1,786)	(2,480)	694	-28.0%

Loss before income taxes	(16,760)	(12,080)	(4,680)	38.7%

Income tax benefit	1,034	—	1,034	0.0%

Net Loss	$(15,726)	$(12,080)	$(3,646)	30.2%

Preferred Dividend	(1,499)	(288)	(1,211)	420.5%

Net Loss Available to Common	$(17,225)	$(12,368)	$(4,857)	39.3%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2009	12/31/2008
	(restated)	(restated)

Revenue	100.0%	100.0%
Cost of sales	75.7%	77.5%
Gross profit	24.3%	22.5%

Selling, general and administrative	36.5%	32.5%
Amortization of intangibles	1.9%	2.9%
Impairment loss	4.0%	0.0%
Operating loss	-18.1%	-12.8%

Total other income	-4.7%	-4.7%

Loss from continuing operations	-22.8%	-17.6%

Loss from operation of discontinued business	-2.7%	-4.5%

Loss before income taxes	-25.5%	-22.1%

Income tax benefit	1.6%	0.0%

Net Loss	-23.9%	-22.1%

Preferred Dividend	-2.3%	-0.5%

Net Loss Available to Common	-26.2%	-22.6%

Revenue

Our consolidated revenue for the twelve-month period ended December 31, 2009 increased $11.1 million or 20.4%, to $65.8 million from $54.7 million recognized during the twelve-month period ended 2008.  The increase was primarily due to the inclusion of a full twelve months of revenue from Applied Energy Management, Inc., which was acquired in June 2008.  This increase was partially offset by a $4.0 million decline in revenue derived from our C&I market, where customers deferred projects due to concerns regarding the economy.

Gross Profit

Our gross profit increased $3.7 million or 29.9% to $16.0 million during 2009 from $12.3 million during 2008.  Our gross profit margin was 24.3% during 2009 compared to 22.5% for 2008.  The improvement in our gross margin was due to a change in our shift of business that included higher margin projects from our public sector.

Selling General &Administrative Expense

Our selling, general and administrative expenses increased $6.3 million or 35.2% during 2009 to $24.0 million from $17.8 million for 2008.  The majority of the increase in our SG&A was due to the inclusion of twelve months of expense from AEM, which was acquired in June 2008.  Our SG&A as a percent of revenue increased during 2009 to 36.5% from 32.5% in 2008 on a historical basis.  The increase in SG&A expense was primarily the result of the investment in the utility program management and FRR initiatives during 2009.  Neither of these initiatives generated material revenue during 2009.  The 2009 SG&A expense also included a one-time reserve of $300,000 for a legal settlement.   Other changes in SG&A included a $1.9 million decline in our share based compensation expense, which was largely offset by increases in wages, outside services, franchise taxes and rent expense.  A significant portion of the increase in outside services was related to implementation of a new accounting system at AEM and a new corporate email system.

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

Amortization of deferred issuance costs and debt discount increased $720,000 to $1,724,000 in 2009 from $1,004,000 in 2008.  The 2009 expense included a $1,411,000 debt discount of which $756,000 and $2,000 of deferred issuance costs were expensed when the subordinated notes converted to common stock during the third quarter of 2009.

In August 2009 we issued warrants in connection with the new bridge line of credit.  These warrants were valued at $309,000 using a trinomial tree option pricing model and the value was recorded as a debt discount, which we began to amortize over the schedule term of the facility.  We terminated the bridge line of credit in October 2009, following the completion of a follow-on offering of common stock, at which time we expensed the remaining unamortized debt discount.

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

	Year ended December 31, 2012	Year ended December 31, 2011 (Restated)
Net Loss	$(31,812)	$(18,933)

Provision for bad debts	866	361
Share-based compensation	1,784	2,191
Depreciation and amortization	1,821	1,325
Amortization of original issue discount	50	—
Amortization of deferred financing costs	57	32
Issuance of stock and warrants in exchange for services received	20	6
PIK notes issued for interest	137	—
Assert impairment	5,282	—
Loss on disposition of fixed assets	(2)	107
Goodwill impairment	1,435	5,846

Cash consumed by operating activities before changes in assets and liabilities	$(20,362)	$(9,065)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$9,272	$(12,511)
Inventories	(17)	—
Costs in excess uncompleted contracts	(2,357)	5,911
Prepaid expenses and other current assets	337	(201)
Assets of discontinued operations	7,361	2,401
Accounts payable	(6,727)	5,317
Accrued expenses	771	1,259
Billings in excess uncompleted contracts	(3,516)	2,451
Other current liabilities	5,110	(545)
Liabilities of discontinued operations	(3,449)	737
Cash generated (consumed) from changes in assets and liabilities	$6,785	$4,819

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011 (Restated)
Cash consumed by operating activities before changes in assets and liabilities	$(20,362)	$(9,065)
Cash generated from changes in assets and liabilities	6,785	4,819
Net cash used in operating activities	$(13,577)	$(4,246)

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

Operating Activities

Operating activities consumed $4.2 million during both the twelve-month period ended December 31, 2011, and the twelve-month period ended December 31, 2010.  Changes in current assets and liabilities generated cash of $4.8 million during 2011, which was offset by the operating loss and non-cash charges totaling $9.1 million.  During 2010 changes in current assets and liabilities generated cash of $1.7 million, which was offset by an operating loss and non-cash charges totaling $5.9 million.

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

Operating Activities

Operating activities consumed $4.2 million and $12.7 million during 2010 and 2009, respectively.  The net loss, less non-cash charges consumed cash of $5.9 million during 2010, compared to consuming $7.4 million during 2009.  Changes in current assets and current liabilities generated cash of $1.7 million during 2010, compared to generating $5.3 million in 2009.

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

Operating Activities

Operating activities consumed $12.7 million during 2009 and $13.4 million during 2008.  The net loss, less non-cash charges consumed cash of $7.4 million during 2009, compared to consuming $4.1 million during 2008.  Changes in current assets and current liabilities generated cash of $5.3 million in 2009, compared to consuming $9.3 million during 2008.

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

(a)(3)              Exhibits

Exhibit
Number	Description of Exhibit

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ John O’Rourke
John O’Rourke
Chief Executive Officer October 11, 2013