Form 10-Q
period 2013-09-30
LIME ENERGY CO.
filed 2013-11-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

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

3,593,422 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 12, 2013.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended September 30, 2013

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2013	December 31,
	(unaudited)	2012 (1)

Assets

Current Assets
Cash and cash equivalents	$2,647	$2,012
Restricted cash	500	500
Accounts receivable, net	9,050	9,564
Inventories	14	17
Costs and estimated earnings in excess of billings on uncompleted contracts	5,083	3,327
Prepaid expenses and other	365	481
Current assets of discontinued operations	3,983	12,005
Total Current Assets	21,642	27,906

Net Property and Equipment	1,630	1,685
Long-Term Receivables	317	214
Deferred Financing Costs, Net	—	35
Long-term assets of discontinued operations	3,553	9,297
Intangibles, Net	—	10
Goodwill	6,009	6,009

	$33,151	$45,156

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,
	2013	December 31,
	(unaudited)	2012 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$12,927	$5,710
Accrued expenses	3,006	2,579
Billings in excess of costs and estimated earnings on uncompleted contracts	665	1,506
Customer deposits	116	41
Current liability to trade creditor	3,484	2,029
Current liabilities of discontinued operations	5,994	15,978
Total Current Liabilities	26,192	27,843

Long-Term Debt	—	4,748
Long-Term Liability to Trade Creditor	509	3,241
Long-Term Liabilities of Discontinued Operations	—	5

Total Liabilities	26,701	35,837

Stockholders’ Equity
Preferred stock, $0.01 par value; 2,000,000 authorized 927,992 and 0 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	9	—
Common stock, $.0001 par value; 50,000,000 shares authorized 3,593,422 and 3,576,855 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	201,122	191,411
Accumulated deficit	(194,681)	(182,092)

Total Stockholders’ Equity	6,450	9,319

	$33,151	$45,156

See accompanying notes to condensed consolidated financial statements

(1)         Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2012

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenue	$13,354	$8,622	$37,513	$25,173

Cost of sales	9,651	6,978	27,433	19,976

Gross Profit	3,703	1,644	10,080	5,197

Selling, general and administrative	5,697	6,461	17,142	16,432
Amortization of intangibles	—	6	10	19

Operating loss	(1,994)	(4,823)	(7,072)	(11,254)

Other Income (Expense)
Interest income	13	23	39	70
Interest expense	(1,530)	(5)	(2,052)	(21)

Total other (expense) income	(1,517)	18	(2,013)	49

Loss from continuing operations	(3,511)	(4,805)	(9,085)	(11,205)

Discontinued Operations:
Loss from operation of discontinued business	(329)	(1,792)	(3,504)	(4,242)

Net loss	$(3,840)	$(6,597)	$(12,589)	$(15,447)

Preferred stock dividend	(22)	—	(22)	—

Net loss available to common	(3,818)	(6,598)	(12,567)	(15,447)

Basic and diluted loss per common share from
Continuing operations	$(0.98)	$(1.34)	$(2.53)	$(3.20)
Discontinued operations	(0.09)	(0.50)	(0.97)	(1.21)

Basic and Diluted Loss Per Common Share	$(1.07)	$(1.84)	$(3.50)	$(4.41)

Weighted Average Common Shares Outstanding	3,593	3,578	3,594	3,500

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Series A	Series A	Additional		Total
	Common	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2012	3,577	$—	—	$—	$191,411	$(182,092)	$9,319

Conversion of subordinated notes	—	—	678	7	6,755	—	6,762
Issuance of series A preferred stock	—	—	250	2	2,498	—	2,500
Issuance costs	—	—	—	—	(12)	—	(12)
Preferred stock dividends	—	—	—	—	(22)	—	(22)
Shares issued for benefit plans	16	—	—	—	—	—	—
Share-based compensation	—	—	—	—	492	—	492
Net loss	—	—	—	—	—	(12,589)	(12,589)
Balance, September 30, 2013	3,593	$—	928	$9	$201,122	$(194,681)	$6,450

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cash Flows From Operating Activities
Loss Before Stock Dividends	$(3,840)	$(6,597)	$(12,589)	$(15,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	432	615	773	1,143
Share-based compensation	115	200	492	1,675
Depreciation and amortization	261	468	793	1,388
Asset impairment	27	—	27	—
PIK notes issued for interest	191	—	575	—
Preferred stock dividends	(22)	—	(22)	—
Amortization of deferred financing costs	56	12	108	40
Amortization of original issue discount	1,307	—	1,439	—
Issuance of stock in exchange for services received	—	—	—	20
Loss on disposition of property and equipment	(127)	(2)	(114)	(2)
Changes in assets and liabilities:
Accounts receivable	(626)	2,558	(362)	12,734
Inventories	—	—	3	(11)
Costs and estimated earnings in excess of billings on uncompleted contracts	(32)	(2,029)	(1,756)	(2,658)
Prepaid expenses and other	152	28	116	159
Assets of discontinued operations	107	2,434	1,695	3,031
Accounts payable	2,675	4,133	7,217	1,140
Accrued expenses	181	386	428	(824)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,150)	(368)	(841)	(3,061)
Other current liabilities	(692)	(62)	(1,202)	(201)
Liabilities of discontinued operations	(681)	(3,573)	(48)	(8,069)

Net cash used in operating activities	(1,666)	(1,797)	(3,268)	(8,943)

Cash Flows From Investing Activities
Proceeds from sale of ESCO business	128	—	1,988	—
Proceeds from sale of property and equipment	1	—	1	—
Purchases of property and equipment	(150)	(54)	(437)	(787)
Increase in restricted cash	—	—	—	225

Net cash (used in) provided by investing activities	(21)	(54)	1,552	(562)

Cash Flows From Financing Activities
Payments of long-term debt	(60)	(57)	(137)	(183)
Proceeds from the issuance of preferred stock	2,500	—	2,500	—
Proceeds from issuance of common stock	—	—	—	2,550
Costs related to stock issuances	(12)	(93)	(12)	(13)
Proceeds from issuance of shares for benefit plans	—	171	—	171

Net cash provided by financing activities	2,428	21	2,351	2,525

Net Increase (Decrease) in Cash and Cash Equivalents	741	(1,830)	635	(6,980)

Cash and Cash Equivalents, at beginning of period	1,906	3,140	2,012	8,290

Cash and Cash Equivalents, at end of period	$2,647	$1,310	$2,647	$1,310

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest (in thousands):
Continuing operations	$—	—	$—	—
Discontinued operations	65	53	151	202

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

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

The Financial Statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to achieve profitability before it exhausts its currently available capital, sheds non-core assets and/or obtains additional funding.  The Company has decided to focus its resources on its utility business and to reduce overhead costs to the extent possible. Consistent with this strategy, during 2013, it sold its public sector business, its landfill-gas-to-electricity generating facility in Punta Gorda, Florida and its regional service business. It raised $2.5 million during the third quarter of 2013 through the sale of shares of its preferred stock and management continues to closely monitor and forecast its cash requirements and is prepared to attempt to raise additional capital if they foresee a need to do so to fund day-to-day operations. The Company has historically funded its operations through the issuance of additional equity and secured debt. However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improve its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on December 31, 2012, but the Company’s Board of Directors has authorized management to seek stockholder approval at the Company’s November 2013 annual meeting to renew the ESPP for a one year period commencing January 1, 2014.

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

The following table summarizes the Company’s total share-based compensation expense for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Stock options	$72	$200	$307	$1,256

Restricted stock	43	60	185	438

Employee Stock Purchase Plan	—	(60)	—	(19)

	$115	$200	$492	$1,675

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company uses an enhanced Hull-White trinomial model to value its employee options.  The weighted-average, grant-date fair value of stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using an enhanced Hull-White trinomial model for stock options under ASC 718, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average fair-value per option granted	$1.98	$11.76	$1.98	$12.39

Significant assumptions (weighted average):
Risk-free rate	0.02%	0.10%	0.02%	0.03%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	61.80%	68.8%	61.80%	70.6%
Expected life (years)	5.7	6.0	5.7	6.0
Expected turn-over rate	4.80%	4.80%	4.80%	5.20%
Expected exercise multiple	2.20	2.20	2.20	2.20

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Option activity under the Company’s stock option plans as of September 30, 2013 and changes during the three-month and nine-month periods then ended are presented below:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at June 30, 2013	462,126	$3.64 - $1,844.85	$36.61

Granted	2,859	$4.27 - $4.27	$4.27
Exercised	—	—	—
Forfeited	(3,103)	$23.10 - $786.45	$39.83

Outstanding at September 30, 2013	461,882	$3.64 - $1,844.85	$36.65

Options exercisable at September 30, 2013	355,805	$3.64 - $1,844.85	$39.49

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2012	508,636	$3.64 - $1,844.85	$37.00

Granted	2,859	$4.27 - $4.27	$4.27
Exercised	—	—	—
Forfeited	(49,613)	$22.82 - $955.50	$38.31

Outstanding at September 30, 2013	461,882	$3.64 - $1,844.85	$36.65

Options exercisable at September 30, 2013	355,805	$3.64 - $1,844.85	$39.49

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2013	Weighted Average Exercise Price

$3.64 - $4.00	14,286	9.2 years	$3.64	14,286	$3.64
$4.01 - $5.00	2,859	10.0 years	$4.27	0	$0.00
$5.01 - $6.00	7,143	8.9 years	$5.25	2,381	$5.25
$6.01 - $20.00	0	0.0	$0.00	0	$0.00
$20.01 - $50.00	380,274	5.7 years	$32.18	281,818	$33.34
$50.01 - $100.00	57,056	3.4 years	$73.47	57,056	$73.47
$100.01 - $1,844.85	264	.4 years	$1,509.82	264	$1,509.82

$3.64 - $1,844.85	461,882	5.6 years	$36.65	355,805	$39.49

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of the third quarter of 2013 of $3.43 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013 was $0. The aggregate intrinsic value of exercisable options as of September 30, 2013 was $0.  These amounts will change based on changes in the fair market value of the Company’s common stock.

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of September 30, 2013	(in 000’)	(in Months)

Stock options	$178	10.2

Restricted stock	$57	3.8

In addition, there was approximately $784 thousand of unrecognized expense related to the Cliff Options which may be recognized over the next 19 months if vesting requirements are met.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 — Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three and nine months ended September 30, 2013 and 2012, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average shares issuable upon exercise of outstanding options	460,683	619,241	474,533	633,871

Weighted average shares issuable upon exercise of outstanding warrants	710,543	17,564	701,700	18,802

Total	1,171,226	636,805	1,176,233	652,673

Note 5 — Revolving Line of Credit

On March 9, 2011, the Company entered into a $7 million revolving line of credit agreement with American Chartered Bank.  Availability under the line of credit was tied to eligible receivables and borrowings were secured by all the Company’s assets.  Borrowings were to incur interest at the Prime Rate, plus 0.625%, with a minimum rate of 4.675%, and had an unused fee of 0.30% per annum.  The line expired on March 9, 2013.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC was subsequently acquired by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement was to mature on, and all outstanding balances were due and payable on, October 31, 2016.  The Loan Agreement required the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow was defined in the Loan Agreement as EBITDA less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service was defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).  No Excess Cash Flow payment was due for 2012 or 2013.  The loan carried an interest rate equal to 30-day LIBOR plus 500 basis points.  As of September 30, 2013 the 30-day LIBOR rate was 0.1806%.

Borrowings pursuant to the Loan Agreement were secured by all of the assets of GES and guaranteed by Lime. The Loan Agreement contained customary events of default, including the failure to make required payments, borrower’s failure to comply with certain covenants or other agreements, borrower’s breach of the representations and covenants contained in the agreement, the filing or attachment of a lien to the collateral, the occurrence of a material adverse change, borrower’s default of other certain indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement could have been accelerated.

The Loan Agreement contained a covenant that required GES to maintain a minimum Debt Service Coverage Ratio to 1.35 to 1.0.  The Debt Service Ratio is defined as the ratio of (a) EBITDA, less cash taxes and unfunded capital expenditures to (b) Debt Service.  As of December 31, 2012, the company was not in compliance with the debt Service Coverage Ratio.  On January 4, 2013, PNC notified the Company that the loan was in default as a result of the failure to meet the minimum debt Coverage Ratio, but that it had chosen not to exercise its rights; however, it reserved the right to do so in the future.  On July 2, 2013, PNC notified the Company that it was requiring the Company to start paying interest at the default rate of LIBOR plus 9.00% per annum.  The Company sold GES on November 1, 2013, and repaid the loan in full.

The Company had entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap was being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The mark-to-market value of the swap was a liability of $43,673 and $66,000 as of September 30, 2013 and December 31, 2012, respectively.  The liability associated with the decline in the fair value has been included in accrued expense.  The swap was terminated on November 1, 2013, when the Company paid off the Term Loan.

Note 7 — Conversion of Subordinated Debt and Sale of Preferred Stock

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Directors (collectively with the other investors, the “Investors”).  Pursuant to the terms of the Purchase Agreement, the Investors purchased 927,992 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”) at a price per Preferred Share of $10.00.  The purchase price was paid with (a) $2,500,000 in cash and (b) the exchange of $6,779,950 (principal amount and accrued interest) of the Company’s Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”), representing all of the outstanding Notes.

The Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series A Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.

The Preferred Shares may be converted, at any time following the approval of such conversion by the Company’s common stockholders, at the election of the holder of such share, into shares of the Company’s common stock at a conversion price equal to $3.78 per share (the “Conversion Price’).  The Conversion Price shall be proportionately adjusted for stock splits, combinations and similar recapitalizations, and, subject to a floor of $3.50, shall be adjusted for future issuances of common stock (excluding certain issuances) at a price per share less than the Conversion Price on a broad based, weighted average basis.  The Company can require conversion of the Preferred Shares if the weighted average price for the its common stock is at least two hundred percent (200%) of the Conversion Price, or $7.56, for at least 20 trading days during a 30 trading day period ending within 5 trading days prior to the Company sending a notice of forced conversion to the holders of the Notes.

The Company may redeem all or a portion of the Preferred Shares at its option at any time unless prohibited by Delaware law governing distributions to stockholders.  The redemption price for each Preferred Share shall be its original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) plus any accrued but unpaid dividends multiplied by a factor based on the date of the notice of such redemption is sent to holders of the Preferred Shares. If such notice is sent before the first anniversary of the issuance of the Preferred Shares, the factor shall be 103%, if thereafter but before the second such anniversary, the factor shall be 102%, if thereafter but before the third such anniversary, the factor shall be 101% and thereafter, the factor shall be 100%.

In connection with the entry into the Purchase Agreement, the Company issued the Investors warrants to purchase 264,551 shares of its common stock at $3.78 per share (the “Warrants”).  These warrants expire on the 5th anniversary of their issuance and contain a cashless-exercise option.  The Warrants may not be exercised until the Company’s common stockholders approve the exercise of the Warrants.

The Purchase Agreement requires that the Company seek stockholder approval of the conversion of the Preferred Shares and the exercise of the Warrants on or before December 31, 2013.  The Company is seeking such approval at its annual meeting of stockholders scheduled for November 21, 2013.

The Company intends to use the cash proceeds from the sale of the Preferred Shares for general corporate purposes.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 — Sale of ESCO Business

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

The value of assets and liabilities sold to Powersecure on February 28, 2013, were as follows (in thousands):

As of February 28, 2013

Accounts receivable	$4,680
Retention receivable	1,048
Costs and estimated earnings in excess of billings on uncompleted contracts	591
Precontract cost	8
Goodwill	5,337

Total Assets	$11,664

Accounts payable	$1,226
Accrued expenses	133
Billings in excess of costs and estimated earnings on uncompleted contracts	8,432
Vehicle loans	11
Other liabilities	1

Total Liabilities	$9,803

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

After adjusting the carrying value of the assets during the fourth quarter of 2012, the net carrying value of the assets and liabilities of the ESCO business was equal to the proceeds received for the sale of the business on February 28, 2013, therefore there was no gain or loss resulting from the sale recorded during the third quarter of 2013.  However, the Asset Purchase Agreement provided that within 90 days of the closing the seller provide the buyer a final calculation of the Closing Net Working Capital as of February 28, 2013.  To the extent that this calculation showed an increase in the Closing Net Working Capital from the amount estimated on the closing date, the buyer would owe the seller an amount equal to the increase and to the extent the Closing Net Working Capital was less than the amount estimated on the closing date, the seller would owe the buyer an amount equal to the reduction.  The calculation of the final Closing Net Working Capital was completed in August 2013 and it was determined that the buyer owed the seller an additional $128 thousand.  This additional consideration has been included in income from discontinued operations during the quarter ended September 30, 2013.

Note 9 — Discontinued Operations

As discussed in Note 8, the Company sold the majority of its public sector business on February 28, 2013 to Powersecure.  During the third quarter of 2013, the Company’s board of directors authorized management to sell or dispose of GES-Port Charlotte, its contract with the Army Corp. of Engineers under the Federal Renewal and Renovation program (the FRR contract), and the regional service business located in Bethlehem, Pennsylvania.  These businesses, along with the remaining public sector business, which it is in the process of exiting, and Asset Development business, which the Company shut down at the end of 2012, have all been reported as discontinued operations in the accompanying financial statements.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The revenue and operating loss related to discontinued operations was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenue	$1,546	$9,543	$6,018	$40,500

Operating loss (1)	$(252)	$(1,718)	$(3,301)	$(4,015)

(1)                  Excludes interest expense

The assets and liabilities related to discontinued operations were as follows (in thousands):

	September 30,	December 31,
	2013	2012

Cash	$31	$380
Accounts Receivable	2,123	10,017
Costs and estimated earnings in excess of billings on uncompleted contracts	1,814	1,567
Prepaid expenses and other	15	41
Total current assets	3,983	12,005

Deferred financing costs	154	229
Net Property and Equipment, net	3,399	3,731
Goodwill	—	5,337
Intangible assets	—	—
Total long-term assets	3,553	9,297

Total Assets	$7,536	$21,302

Current portion of long-term debt	3,270	3,413
Accounts Payable	1,289	1,568
Accrued Expense	1,078	3,447
Billings in excess of costs and estimated earnings on uncompleted contracts	357	7,550
Total current liabilities	5,994	15,978

Long-Term Debt, less current portion	—	5

Total Liabilities	$5,994	$15,983

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 — Business Segment Information

With the sale of the public sector business and renewable energy business during 2013, all of the Company’s remaining operations are focused on one business segment, its energy efficiency segment.

Note 11 — Other Equity Issuances

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

Note 12 — Subsequent Events

Holders of a majority of the Company’s outstanding common stock, acting by written consent, approved amending the Company’s certificate of incorporation to effect a one-for seven reverse split of the Company’s stock in order for the Company to continue to meet the NASDAQ Stock Exchange’s requirement that it maintain a $1.00 minimum closing bid price for continued listing on the exchange.  The reverse stock split was effective October 10, 2013.  All share amounts presented in these financial statements have been adjusted to reflect the reverse stock split.

On November 1, 2013, Lime Energy Asset Development, LLC (“LEAD), a wholly owned subsidiary of the Company, sold 100% of the membership interests in GES-Port Charlotte, LLC (“GESPC”) to Green Gas Americas, Inc. (“Green Gas” or the “Buyer”).  GESPC owns and operates the 2.8 MW Zemel Road landfill-gas to electricity generating facility in Punta Gorda, Florida.

The sale was consummated pursuant to a Membership Interest Purchase Agreement (the ‘Purchase Agreement”), dated November 1, 2013, by and between LEAD, as the seller, and Green Gas, as the purchaser.  The total purchase price paid for the membership interest was $3.3 million, less: (1) a $152,300 contribution on the part of the Seller toward the cost of wellfield improvements.  The agreement also provides for a 5%, or $165,000, hold-back of the purchase price (the ‘Hold-Back’) to be held in escrow to cover the indemnification obligations of the seller and any additional pre-closing liabilities.  The Hold-Back will be reduced by $60,000 on February 2, 2014; $40,000 on July 2, 2014; and $65,000 on November 2, 2014, to the extent it has not been applied by the Buyer to any obligations of the Seller.  The Seller also entered into a promissory note (the “Sellers Note”) for $3.3 million of which $330,000 is secured by a lien on the assets of Lime Energy Services Co., a wholly owned subsidiary of Lime’s, to further support LEAD’s indemnification obligations to the Buyer.  The Seller’s Note has a term of one year and the Buyer has agreed to subordinate its lien to that of a senior lender to the Company after six months and following the payment of the interconnection costs described below.

As part of the Purchase Agreement, Lime agreed to assume GESPC’s obligation to Florida Power and Light (“FP&L”) for the cost of completing an interconnect between GESPC’s facility and the FP&L’s

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

transmission system.  This obligation totaled $400,000 as of November 1, 2013, and requires monthly payments of $50,000 to FP&L.

The Company will recognize a $27,000 loss on the sale of GESPC.  In recognition of this, it reduced the carrying value of GESPC’s assets by this amount during the third quarter of 2013, incurring a $27,000 impairment charge as a result.

Upon the closing of the transaction, Lime repaid in full the PNC Bank term loan it used to fund the construction of the Zemel Road facility.  The repayment cures the on-going default under the loan and releases Lime and LEAD from all obligations to the bank.

On November 6, 2013, the Company sold the assets of its regional service business located in Bethlehem, Pennsylvania.

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

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.  We charge our utility clients based upon an agreed to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete.  Our revenues are somewhat seasonal with the strongest sales occurring in the second half of the year.

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

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs).  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three months Ended September 30, 2013 Compared to Three months Ended September 30, 2012

Consolidated Results (in thousands)

	Three Months Ended
	September 30,		Change
	2013	2012	$	%

Revenue	$13,354	$8,622	$4,732	54.9%
Cost of sales	9,651	6,978	2,673	38.3%
Gross profit	3,703	1,644	2,059	125.2%

Selling, general and administrative expenses	5,697	6,461	(764)	-11.8%
Amortization of intangibles	—	6	(6)	-100.0%
Operating loss	(1,994)	(4,823)	2,829	-58.7%

Interest (expense) income, net	(1,517)	18	(1,535)	-8527.8%

Loss from continuing operations	(3,511)	(4,805)	1,294	-26.9%

Loss from operation of discontinued business	(329)	(1,793)	1,464	-81.7%

Net loss	$(3,840)	$(6,598)	$2,758	-41.8%

Preferred stock dividends	(22)	—	(22)	100.0%

Net loss available to common stockholders	$(3,818)	$(6,598)	$2,780	-42.1%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	September 30,
	2013	2012

Revenue	100.0%	100.0%
Cost of sales	72.3%	80.9%
Gross profit	27.7%	19.1%

Selling, general and administrative expenses	42.7%	74.9%
Amortization of intangibles	0.0%	0.1%
Operating loss	-14.9%	-55.9%

Interest (expense) income, net	-11.4%	0.2%

Loss from continuing operations	-26.3%	-55.7%

Loss from operation of discontinued business	-2.5%	-20.8%

Net loss	-28.8%	-76.5%

Preferred stock dividends	-0.2%	0.0%
Net loss available to common stockholders	-28.6%	-76.5%

Revenue.  Our consolidated revenue increased $4.7 million, or 54.9%, to $13.4 million during the third quarter of 2013, from $8.6 million during the third quarter of 2012.  The increase in revenue was driven primarily by higher revenue from the new utility programs we started within the past twelve months.  Most of the programs are now up and running at close to steady state levels, therefore we expect our growth to slow to more modest levels in future periods absent adding additional programs.

Gross Profit.  The increase in revenue, in combination with and improved gross profit margin, led to a $2.1 million, or 125.2%, increase in our gross profit during the third quarter of 2013 when compared to the third quarter of 2012.  Our gross profit margin improved from 19.1% during the third quarter of 2012 to 27.7% during the third quarter of 2013.  This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new programs.  We expect our margins will improve modestly in future periods as we continue to improve our operating efficiencies.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses declined $764 thousand, or 11.8%, to $5.7 million during the three-month period ended September 30, 2013, when compared to the $6.5 million of expense for same period in 2012.  Costs related to the restatement we completed in July 2013, and the ongoing stockholder lawsuits, totaled $657 thousand during the current quarter, which was $841 thousand lower than the $1.5 million incurred during the third quarter of 2012.  When adjusted for these charges, our SG&A expense increased $77 thousand, or 1.6%, to $5.1 million during the third quarter of 2013 from $5.0 million during the year earlier period.  Utility program related SG&A expense increased approximately $245 thousand due to new programs started within the past 12 months.  This was largely offset by reductions in overhead-related SG&A expense.  We expect our restatement and lawsuit related expenses to decline and other overhead costs to remain relatively unchanged during the fourth quarter of this year.

Amortization of Intangibles.  Intangible assets associated with the continuing business became fully amortized during the second quarter of 2013; as a result there was no amortization expense for the third quarter of 2013.  Amortization expense for the third quarter of 2012 totaled $6 thousand.

Interest Expense, Net.  Net interest expense increased $1.5 million, to $1.5 million of expense during the third quarter of 2013, compared to $18 thousand of income during the third quarter of 2012.  The components of interest expense for the three-month periods ended September 30, 2013 and 2012 are as follows (in thousands):

Three months ended September 30,	2013	2012

Line of credit	$—	$5

Subordinated notes	191	—

Total contractural interest	191	5

Amortiztion of deferred issuance costs	32	—

Amortization of debt discount	1,307	—

Total interest expense	$1,530	$5

Total contractual interest and fees (the interest and fees on outstanding debt) increased $186 thousand, to $191 thousand during the third quarter of 2013, from $5 thousand during the third quarter of 2012.  Interest expense associated with the subordinated notes, which we issued in October 2012, was responsible for all of the increase in our interest expense relative to 2012.  Our line of credit expired in March 2013, leading to a $5 thousand decline in expense associated with this obligation when compared to the year earlier period.

We deferred certain costs associated with the issuance of the subordinated convertible notes.  These costs were being amortized over the term of the associated debt.  In addition, when recording the sale of the notes, we allocated the value of the proceeds to the notes and warrants based on their relative fair values.  In doing so, we determined that the notes contained a beneficial conversion feature since the value of the common stock into which the notes were convertible exceeded the value we allocated to the notes.  The value of the warrants and the beneficial conversion feature were recorded as a discount to the notes.  This discount was being amortized over the term of the notes using the effective interest method.  In September 2013, the notes converted to preferred stock, at which time we expensed the unamortized deferred issuance costs and debt discount.

Our interest income declined $10 thousand to $13 thousand during the third quarter of 2013, from $23 thousand during the same period in 2012.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The decline in amortization was due to a reduction in our long-term receivables, which had historically been related to our C&I customers.  We expect our long-term receivable balances to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

During the third quarter of 2013 we accrued $22 thousand of dividend expense on the preferred stock issued in September 2013 upon the conversion of the subordinated notes. There was no preferred stock outstanding prior to this conversion and therefore there was no dividend expense prior to the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Consolidated Results (in thousands)

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%

Revenue	$37,513	$25,173	$12,340	49.0%
Cost of sales	27,433	19,976	7,457	37.3%
Gross profit	10,080	5,197	4,883	94.0%

Selling, general and administrative expenses	17,142	16,432	710	4.3%
Amortization of intangibles	10	19	(9)	-47.4%
Operating loss	(7,072)	(11,254)	4,182	-37.2%

Interest (expense) income, net	(2,013)	49	(2,062)	-4208.2%

Loss from continuing operations	(9,085)	(11,205)	2,120	-18.9%

Loss from operation of discontinued business	(3,504)	(4,242)	738	-17.4%

Net loss	$(12,589)	$(15,447)	$2,858	-18.5%

Preferred stock dividends	(22)	—	(22)	100.0%

Net loss available to common stockholders	$(12,567)	$(15,447)	$2,880	-18.6%

The following table presents the percentage of certain items to revenue:

	Nine Months Ended
	September 30,
	2013	2012

Revenue	100.0%	100.0%
Cost of sales	73.1%	79.4%
Gross profit	26.9%	20.6%

Selling, general and administrative expenses	45.7%	65.3%
Amortization of intangibles	0.0%	0.1%
Operating loss	-18.9%	-44.7%

Interest (expense) income, net	-5.4%	0.2%

Loss from continuing operations	-24.2%	-44.5%

Loss from operation of discontinued business	-9.3%	-16.9%

Net loss	-33.6%	-61.4%

Preferred stock dividends	-0.1%	0.0%
Net loss available to common stockholders	-33.5%	-61.4%

Revenue.  Our consolidated revenue increased $12.3 million, or 49.0%, to $37.5 million during the first nine months of 2013, from $25.2 million for the first nine months of 2012.  Substantially all of this increase was related to new utility programs started during the prior year.

Gross Profit.  Our gross profit for the nine-month period ended September 30, 2013 increased $4.9 million, or 94.0%, to $10.1 million, from $5.2 million earned during the same period in 2012.  This increase was the result of increased revenue and improved gross profit margin.  Our gross profit margin increased from 20.6% during the first nine months of 2012 to 26.9% during the first nine months of 2013.  This improvement in our gross margin was the result of improved efficiencies in our existing programs and higher average margins earned from our newer programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $710 thousand, or 4.3%, to $17.1 million during the nine-month period ended September 30, 2013, from $16.4 million for same period during 2012.  Costs related to the restatement and stockholder lawsuits totaled $2.9 million during the first three quarters of 2013, an increase of $1.4 million over the $1.5 million incurred during the first three quarters of 2012.  SG&A expense, excluding these charges, declined $665 thousand, or 4.5%, to $14.3 million during the 2013 period, from $14.9 million during the first nine months of 2012.  Utility program-related SG&A expense increased approximately $1.2 million during the first nine months of 2013, when compared to the year-earlier period, as the result of the start up of new programs.  This increase was more than offset by reductions in overhead related SG&A expense.

Amortization of Intangibles.  Amortization expense declined $9 thousand, to $10 thousand, during the nine-month period ended September 30, 2013 from $19 thousand during the same period in 2012.  This decline was due to our remaining intangible assets becoming fully amortized during the third quarter of 2013.

Interest Expense, Net.  Net interest expense increased $2.1 million, to $2 million of expense during the first nine months of 2013, from $49 thousand of income earned during the first half of 2012.  The components of interest expense for the nine-month periods ended September 30, 2013 and 2012 are as follows (in thousands):

Nine months ended September 30,	2013	2012

Line of credit	$3	$21

Subordinated notes	575	—

Total contractural interest	578	21

Amortiztion of deferred issuance costs	35	—

Amortization of debt discount	1,439	—

Total interest expense	$2,052	$21

Total contractual interest and fees (the interest and fees on outstanding debt) increased $557 thousand, to $578 thousand, during the nine-month period ended September 30, 2013, from $21 thousand during the same period in 2012.  Interest expense associated with the subordinated notes issued in October 2012 was responsible for all of the increase in our interest expense relative to 2012.  Expense related to our line of credit, which expired in March 2013, declined from $21 thousand to $3 thousand.

We deferred certain costs associated with the issuance of the subordinated convertible notes.  These costs were being amortized over the term of the associated debt.  In addition, in recording the sale of the notes, we allocated the value of the proceeds to the notes and warrants based on their relative fair values.  In doing so, we determined that the notes contained a beneficial conversion feature since the value of the common stock into which the notes were convertible exceeded the value we allocated to the notes.  The value of the warrants and the beneficial conversion feature were recorded as a discount to the notes.  This discount was being amortized over the term of the notes using the effective interest method.  In September 2013, the notes converted to preferred stock, at which time we expensed the unamortized deferred issuance costs and debt discount.

A decline in the amortization of the discount on our long-term receivables led to a $31 thousand decline in interest income during the first nine months of 2013, to $39 thousand from $70 thousand earned during the year-earlier period.  The decline in amortization was due to a reduction in our long-term receivables, which had historically been used by our C&I customers.  We expect our long-term receivable balances to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

During the first nine months of 2013, we accrued $22 thousand of dividend expense associated with the preferred stock issued upon the conversion of the subordinated notes in September 2013.  There was no preferred stock outstanding prior to this conversion and therefore there was no dividend expense during 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $3.1 million (including restricted cash of $500 thousand), compared to $2.9 million (including $500 thousand of restricted cash) as of December 31, 2012. Our debt obligations as of September 30, 2013 consisted of a term loan of $3.3 million used to fund the construction of the Zemel Road generating facility.  We sold this facility on November 1, 2013 and used the proceeds to pay off the term loan.  The note and results from the operation of Zemel are included in discontinued operations in the accompanying financial statements.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as through various forms of secured debt.

Three months Ended September 30, 2013 Compared to Three months Ended September 30, 2012

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended September 30,	2013	2012

Net cash used in operating activities	$(1,666)	$(1,797)
Net cash used in investing activities	(21)	(54)
Net cash provided by financing activities	2,428	21

Net Increase (Decrease) in Cash and Cash Equivalents	$741	$(1,830)

Cash and Cash Equivalents, at beginning of period	1,906	3,140

Cash and Cash Equivalents, at end of period	$2,647	$1,310

Net unrestricted cash increased $741 thousand during the three-month period ended September 30, 2013 as compared to decreasing $1.8 million during the same period in 2012.

Operating Activities

Operating activities consumed cash of $1.7 million during the three-month period ended September 30, 2013 as compared to consuming cash of $1.8 million during the same period of 2012.

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

	Three Months Ended September 30,
Three Months Ended September 30,	2013	2012

Loss Before Stock Dividends	$(3,840)	$(6,597)

Provision for bad debt	432	615
Share-based compensation	115	200
Depreciation and amortization	261	468
Asset impairment	27	—
PIK notes issued for interest	191	—
Preferred stock dividends	(22)	—
Amortization of deferred financing costs	56	12
Amortization of original issue discount	1,307	—
Issuance of stock in exchange for services received	—	—
Loss on disposition of property and equipment	(127)	(2)

Cash consumed by operating activities before changes in assets and liabilities	$(1,600)	$(5,304)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(626)	$2,558
Inventories	—	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(32)	(2,029)
Prepaid and other	152	28
Assets of discontinued operations	107	2,434
Accounts payable	2,675	4,133
Accrued expenses	181	386
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,150)	(368)
Other current liabilities	(692)	(62)
Liabilities of discontinued operations	(681)	(3,573)

Cash (consumed) generated by changes in assets and liabilities	$(66)	$3,507

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Three Months Ended September 30,
Three Months Ended September 30,	2013	2012

Cash consumed by operating activities before changes in assets and liabilities	$(1,600)	$(5,304)

Cash generated (consumed) by changes in assets and liabilities	(66)	3,507

Net cash used in operating activities	$(1,666)	$(1,797)

The cash consumed by operating activities before changes in assets and liabilities declined $3.7 million or 69.8%, to $1.6 million, during the third quarter of 2013 as compared to consuming $5.3 million during the third quarter of 2012.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter resulting from improvements in the gross profit earned, reductions in SG&A expense and a reduction in the loss from discontinued operations.  We believe that continued improvements in all these areas and a reduction in the restatement and lawsuit related expenses will lead to continued improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $66 thousand during the third quarter of 2013, compared to generating $3.5 million during the third quarter of 2012.  Our revenue declined from the second quarter of 2012 to the third quarter of 2012, contributing to a decline in our working capital during the third quarter period.  Our revenue during the third quarter of 2013 increased from the revenue generated during the second quarter of the year, leading to the increase in cash consumed by changes in current assets and liabilities during the period.  We expect to consume modest amounts of cash from changes in working capital related assets and liabilities in future periods if our revenue continues to grow as we believe it will.

Investing Activities

We consumed $21 thousand of cash in investing activities during the third quarter of 2013, compared to consuming $54 thousand during the third quarter of 2012.  During the 2013 period we made capital expenditures totaling purchased $150 thousand, most of which was associated with the continued development of the software platform for our utility business.  This was partially offset by $128 thousand we received as a post-closing adjustment on the sale of the ESCO business and $1 thousand from the sale fixed assets.  During the third quarter of 2012, we used $54 thousand for capital expenditures.  We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the third quarter of 2013 financing activities generated $2.4 million of cash, while during the third quarter of 2012 financing activities generated $21 thousand of cash.  During the three-month period ended September 30, 2013, we raised $2.5 million through the sale of shares of preferred stock.  This was partially offset by $60 thousand of scheduled principal payments on debt and $12 thousand of costs related to the preferred stock issuance.  During the third quarter of 2012, $171 thousand generated from our employee stock purchase program was partially offset by $57 thousand of scheduled principal payments on our debt and $93 thousand of costs related to stock issuances completed during the second and third quarters of the year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Nine months ended September 30,	2013	2012

Net cash used in operating activities	$(3,268)	$(8,943)
Net cash provided by (used in) investing activities	1,552	(562)
Net cash provided by financing activities	2,351	2,525

Net Increase (Decrease) in Cash and Cash Equivalents	$635	$(6,980)

Cash and Cash Equivalents, at beginning of period	2,012	8,290

Cash and Cash Equivalents, at end of period	$2,647	$1,310

Net unrestricted cash increased $635 thousand during the nine-month period ended September 30, 2013, as compared to declining $7.0 million during the nine-month period ended September 30, 2012.

Operating Activities

Operating activities consumed cash of $3.3 million during the first nine months of 2013, as compared to consuming cash of $8.9 million during the same period in 2012.

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

	Nine Months Ended September 30,
Nine Months Ended September 30,	2013	2012

Loss Before Stock Dividends	$(12,589)	$(15,447)

Provision for bad debt	773	1,143
Share-based compensation	492	1,675
Depreciation and amortization	793	1,388
Asset impairment	27	—
PIK notes issued for interest	575	—
Preferred stock dividends	(22)	—
Amortization of deferred financing costs	108	40
Amortization of original issue discount	1,439	—
Issuance of stock in exchange for services received	—	20
Gain on disposition of property and equipment	(114)	(2)

Cash consumed by operating activities before changes in assets and liabilities	$(8,518)	$(11,183)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(362)	$12,734
Inventories	3	(11)
Costs and estimated earnings in excess of billings on uncompleted contacts	(1,756)	(2,658)
Prepaid and other	116	159
Assets of discontinued operations	1,695	3,031
Accounts payable	7,217	1,140
Accrued expenses	428	(824)
Billings in excess of costs and estimated earnings on uncompleted contracts	(841)	(3,061)
Other current liabilities	(1,202)	(201)
Liabilities of discontinued operations	(48)	(8,069)

Cash generated from changes in assets and liabilities	$5,250	$2,240

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Nine Months Ended September 30,	2013	2012

Cash consumed by operating activities before changes in assets and liabilities	$(8,518)	$(11,183)

Cash generated from changes in assets and liabilities	5,250	2,240

Net cash used in operating activities	$(3,268)	$(8,943)

The operating activities before changes in assets and liabilities consumed $8.5 million of cash during the first nine months of 2013, compared to consuming $11.2 million during the same period in 2012.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter resulting from improvements in the gross profit earned and a reduction in the loss from discontinued operations, partially offset by an increase in SG&A expense resulting from the costs associated with the restatement and stockholder lawsuits.

Changes in assets and liabilities generated cash of approximately $5.2 million during the first nine months of 2013, compared to generating $2.2 million during the first nine months of 2012.  This improvement was primarily the result of an improvement in our working capital management during the period which benefited from improved payment terms from many of our suppliers.

Investing Activities

Investing activities generated $1.6 million during the nine months ended September 30, 2013, compared to consuming $562 thousand during same period last year.  In February 2013, we sold our ESCO business, generating $2.0 million in cash proceeds.  This was partially offset by $437 thousand used for the continued development of our utility business software platform and purchases of office equipment for our new utility programs.  During the 2012 period, we used $787 thousand for software development and equipment purchases for new utility programs, which was partially offset by a $225 thousand reduction in restricted cash.

Financing Activities

Financing activities generated $2.4 million of cash during the nine months ended September 30, 2013, compared to generating $2.5 million of cash during the same period last year.  During the third quarter of 2013, we raised $2.5 million through the sale of preferred stock.  This was partially offset by $137 thousand used for scheduled debt principal payments and $12 thousand of costs associated with the preferred stock placement.  During the first nine months of 2012, we raised $2.7 million from the sale of shares of our common stock, including $171 thousand from the sale to employees as part of our Employee Stock Purchase Plan.  This was partially offset by scheduled principal payments of $183 thousand and costs related to the stock offering of $13 thousand.

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

We incurred a $31.8 million loss during all of 2012 and consumed $13.6 million of cash in operating activities during 2012, as we dealt with the impact on the business of the announcement regarding our discovery of improper revenue recognition, the inability of our Asset Development business to secure the financing required to fund its projects and the start-up of five new utility programs.  Late last year our management, in consultation with our Board of Directors, decided that we needed to shed businesses that we could not finance, narrow our focus to our most promising business(es) and reduce overhead costs.  Consistent with this strategy, we shut down the Asset Development business, sold the ESCO business, sold GES-Port Charlotte, sold our regional service business and made significant reductions in remaining headcount.

In the future we will be solely focused on our utility business, which has been our fastest growing business for the past three years.  It is also a business in which we believe we are the market leader based on the number of programs we manage, and it is a market that we believe has good prospects for future growth.  Our FRR contract, which is currently part of our discontinued operations, will either be sold or operated until we have met all our obligations under our current contracts and then be shut down.

We have experienced an improvement in our cash flows as we have begun to implement this strategy, though as a as a result of our continuing losses we are still consuming cash.  If our utility programs continue to grow and mature, and our restatement and lawsuit related costs decline, as we believe they will, we expect our cash flow to turn positive in the near future.  Despite the capital we raised through the sale of preferred stock during the third quarter of 2013, our liquidity remains tighter than we would like.  While it is possible that our current capital will be sufficient to carry us until we reach profitability, it is also possible that we will need to raise additional capital before our cash flow turns positive and we are able to internally fund our operations.  If we do determine it is necessary to raise additional capital there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company and/or our existing shareholders.  If we need to raise additional capital and are unable to do so, our future growth and/or profitability could be impaired, possibly jeopardizing our continued operation.

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

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under “Part II, Item 1A—Risk Factors” and the following:

•                  Our business model has changed in significant ways several times since our inception in response to a constantly changing and evolving market, including our decision to focus on utility programs, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties;

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of as of September 30, 2013 because of the deficiencies in our internal control over financial reporting discussed below.

DEFICIENCIES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the direction of the Audit Committee and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of its controls and procedures. Based on this evaluation, we have concluded that due to a material weakness in one of our controls, our controls and procedures were not effective as of September 30, 2013.

We have identified the following deficiencies in our controls:

•                  We did not have sufficient monitoring controls in place to limit access rights to the database underlying our accounting system.

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

As set forth below, we have taken the following steps to remediate each of our control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2013.

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

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                                                Legal Proceedings.

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants (the Company, John O’Rourke, Jeffrey Mistarz and David Asplund) issued false and misleading statements concerning Lime’s revenues during the class period and thereby artificially inflated our stock price.  On May 15, 2013, Defendants filed a motion to dismiss, arguing that the Consolidated Amended Class Action Complaint failed to plead facts sufficient to establish a “strong inference” that the Defendants acted with scienter (i.e., either knowingly or recklessly) in connection with any of the alleged misstatements, as required by the PSLRA.  Briefing on the motion was completed on October 9, 2013.  The Court has not set a hearing date for Defendants’ motion to dismiss.  The parties participated in mediation on August 8, 2013, and have continued to engage in settlement discussions since that time.  On November 12, 2013, the parties informed the Court that they have reached a tentative settlement, but have not yet exchanged draft settlement papers.  The Court ordered that the parties submit for preliminary approval of the settlement on January 14, 2014, and set a hearing on the motion for January 28, 2014.  The Company believes that any settlement will be covered by insurance.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs’ filed a response on July 8, 2013, and Defendants’ filed their reply on July 22, 2013.  The Court has indicated that it will rule by mail on the motion but has not provided an expected date for the ruling.

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

ITEM 2.                                                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.                                                  Exhibits

3.1                               Amended and Restated Certificate of Incorporation

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

101                           The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine-month month periods ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (iii) the Consolidated Statement of Cash Flows for the three and nine-month ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: November 14, 2013	By:	/s/ John O’Rourke
John O’Rourke
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2013	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal
financial and accounting officer)