Form 10-K
period 2013-12-31
LIME ENERGY CO.
filed 2014-03-31
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $8,596,386 based on the reported last sale price of common stock on June 29, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 28, 2014, there were 3,726,705 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

•                                          the loss, or renewal on less favorable terms, of utility contracts;

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

Part I

Item 1.  Business.

We are a leader in designing and implementing demand-side energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals.  Utility-sponsored energy efficiency programs help reduce customer demand for electricity.  Using less electricity when demand is high (like on a hot summer day) can mean fewer new power plants and a smaller electric distribution system, which saves money and benefits the environment.  We offer utilities energy efficiency program delivery services targeted to their small and medium-sized business customers.  Our programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment.  This service allows the utility to delay investments in transmission and distribution upgrades and new power plants, while at the same time providing benefits to their clients in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment.

Our energy efficiency programs operate exclusively within the utility sector and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical (HVAC) upgrades.  We also have expertise in water conservation, building controls, refrigeration and facility weatherization and we are prepared to offer these measures should they become eligible within a utility program.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals. Our direct install model is a turnkey solution under which we contract with our utility clients to design and market their small and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. This model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment.

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

•                  SBDI Proliferation: U.S. customer-funded electric efficiency budgets totaled $6.9 billion in 2012, comprised of programs promoting energy efficiency, load management/demand response and evaluation, measurement, and verification.  This market is forecasted to grow to between $9.5 and $14.3 billion by 2025.  Our research of this segment indicates that current SBDI spending is approximately 5% of all U.S. energy efficiency programs.  Given the cost-effectiveness of SBDI programs and the associated benefits of customer engagement for the utilities, we believe that the SBDI market will grow to 10% of all customer funded spending by 2020.  As we continue to add services to our utility offerings, we believe that we will increase the market opportunity across the customer-funded electric efficiency market.

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

We have a national presence in key states that have instituted mandates and initiatives to support utility energy efficiency programs.  We have approximately 125 employees in seven offices across seven states.  Our offices are staffed with professionals who have significant expertise in utility energy efficiency program implementation, marketing, sales, energy auditing and construction.  Each program team is supported by corporate resources from dedicated functional areas.  The majority of our professionals are hired locally in the service territory for our applicable utility client.  We are able to maintain a highly scalable business model that deploys our professional employees to both work on ongoing programs and quickly launch programs in new markets.

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

Clients

During 2013 we had nine active direct install programs, seven of which are with utilities that are ranked as one of the 25 largest electric utilities in the country.  We derived approximately 75% of our 2013 consolidated revenue from continuing operations from our four largest utility programs, with the New Jersey Board of Public Utilities, Niagara Mohawk (National Grid), Long Island Power , and Central Hudson Gas & Electric each responsible for 24%, 22%, 16% and 11% of our revenue, respectively.  During 2012 our three largest utility clients, Niagara Mohawk (National Grid), the New Jersey Board of Public Utilities and Long Island Power, were responsible for 40%, 25% and 21% of our consolidated revenue, respectively.  The following is a summary of our current contracts. Substantially all of our business is dependent on these contracts:

Lime Program	Client	Eligible Customers	Contract Term
National Grid SBDI	National Grid	60,000 Small Businesses	2014 - 2015
NJ Direct Install	TRC	50,000 Small Businesses	2011 - 2014
PSE&G Municipal DI	PSE&G	1,000 Municipalities and Non-profits	2012 - 2014
Long Island Power Authority SBDI	Long Island Power Authority	90,000 Small Businesses	2011 - 2015
Central Hudson Gas & Electric SBDI	Central Hudson Gas & Electric	50,000 Small & Medium Businesses	2012 - 2015
NSTAR SBDI	NSTAR	8,300 Small Businesses	2012 - 2014
Duke Energy Progress SBDI	Duke Energy Progress	180,000 Small Businesses	2012 - 2015
AEP Ohio SBDI	AEP Ohio	88,000 Small Businesses	2012 - 2014
Efficiency Maine SBDI	Efficiency Maine	3,000 Small Businesses	2013

National Grid, Small Business Direct Install Program

We are providing program management and implementation services for National Grid’s Small Business Energy Efficiency Program, one of the nation’s most successful Demand Side Management (DSM) programs. We are the exclusive provider for the Western New York and Frontier regions of National Grid’s New York State service territory.  This program is designed for the hard to reach small commercial & industrial market, serving customers with demand of less than 100 kW. The program provides incentives of up to 70% of project costs for upgrades including energy efficient lighting, lighting controls and refrigeration measures, and gives customers the ability to finance the customer share of the cost on-bill for up to 24 months.  We have been the top performer under this program every year since its inception in 2009.  In late 2013 this contract was renewed and extended for an additional two years through the end of 2015.

Central Hudson Gas & Electric, Commercial Lighting Direct Install Program

As the exclusive provider for this program, Lime Energy provides energy-efficient lighting facility upgrades for business customers throughout Central Hudson’s service territory, located in the Mid-Hudson Valley region of New York State.  Central Hudson’s Direct Install Programs serve small-sized commercial customers, as well as municipalities with peak demand of 100 kW or less, and medium-sized businesses with peak demand of 100kW to 350 kW, providing incentives that cover up to 70 percent of the cost of implementing these energy efficiency projects. To date, Central Hudson has provided more than $3 million in incentives to help nearly 1,000 businesses upgrade to energy-efficient lighting, resulting in lower energy usage and improved lighting quality. We began work under this contract in late spring 2012 and it will be up for renewal in 2015.

American Electric Power — Ohio, Express Small Business Direct Install Program

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

NSTAR Electric & Gas, Small Business Direct Install Program

We have territory exclusivity in Newton, Dedham, Needham, and Westwood Massachusetts to provide comprehensive electric and gas energy efficiency upgrades to small and mid-size businesses. NSTAR, the largest Massachusetts-based, investor-owned gas and electric utility, has been a leader in providing customer focused energy efficiency programs for the last two decades in Massachusetts, a state which recently overtook California as the #1 energy efficiency state.  We began operating under this contract in the spring of 2012 and it is currently scheduled to expire at the end of 2014, though we plan to withdraw from this contract during 2014 because it is small and marginally profitable.

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

New Jersey’s Clean Energy Program, Small & Medium Business Direct Install Program

Under this state run program, we have exclusive rights to offer incentives to offset up to 70% of the cost of upgrading lighting and HVAC equipment to small businesses and municipalities with peak demand of up to 200kW located in Bergen, Essex, Passaic, Hudson and Union counties in New Jersey. Projects we have implemented under this program have resulted in savings of over 29.5 million kilowatt hours of electricity and over 348,000 therms of natural gas for New Jersey businesses and municipalities.  We have been the top performer under this program since being awarded our contract in early 2010.  This contract will be up for renewal in mid-2014.

Long Island Power Authority, Small Business Energy Efficiency Program

We are the exclusive provider under this program which covers selected portions of Long Island Power’s (LIPA) operating territory on Long Island, New York.  This program has a particular focus on reducing demand in load pockets susceptible to brown-outs and/or black-outs on peak demand days.  Under this program we are responsible for the program’s implementation and management, including marketing, lead development, customer enrollment, auditing and installation management of energy- efficient lighting.  The program offers qualifying small businesses with peak demand of up to 145 kW incentives of up to 70% toward the cost of implementing energy efficiency upgrades. The program is part of LIPA’s $900-plus million “Efficiency Long Island” strategy to defer distribution and generation system upgrade costs by reducing peak energy demand.  We began operating under this contract during the fourth quarter of 2009 and this contract will be up for renewal in 2015.

Efficiency Maine (Bangor Hydro & Maine Public Service), Commercial Small Business Direct Install Pilot Program

We are assisting Bangor Hydro and Main Public Service in the evaluation of the benefits of small business direct install programs by operating this small pilot program in their territories.  This pilot program which started in early 2013, targets small commercial businesses, municipalities and non-profit customers with peak demand of 100 kW or less.  As part of this pilot program, Efficiency Maine provides incentives to qualifying customers to offset up to 70% of the cost of implementing energy efficient lighting upgrades within their facilities.  This pilot program ended on December 31, 2013.

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

Intellectual Property

As of December 31, 2013, we had three registered trademarks or service marks and one copyright.

Employees

As of March 21, 2014 we had 122 full time employees and 3 part time or temporary employees, of which 16 were management and corporate staff, 6 were in information technology, 17 supported program administration, 60 were engaged in sales, sales support or marketing and 26 were engaged in project management, product installation, customer support and field service.

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

Any award granted the plaintiffs under the current stockholder lawsuit, in combination with the cost of defending against the lawsuits, could exceed the limits of our director’s and officer’s insurance.

Several stockholder lawsuits were filed against current and former members of our executive management shortly after we announced that investors should not rely on our historical financial statements.  These lawsuits have been consolidated into one lawsuit, which we agreed to settle in January 2014.  The settlement still needs final court approval, for which a hearing is scheduled for May 2014.  In addition two derivative lawsuits were filed against current and former members of our Board of Directors, also in connection with the announcement, which have been consolidated.  The Company is generally obligated to indemnify its executives and board members from claims related to their position with the Company, including paying defense costs.  We have a Directors and Officers insurance policy to help offset the cost of that indemnification.  Subject to any defenses to coverage that the insurance carrier successfully asserts, this policy will cover the cost of that indemnification, up to the aggregate limit of $10 million, including our $150,000 retention, which we must pay.  The insurance carrier has not asserted any defenses to coverage, but has reserved its right to do so.

Our motion to dismiss the derivative suit was granted on March 25, 2013.  However, the plaintiffs have 30 days to appeal this decision.  The plaintiffs on the derivative suit have not specified the amount of damages they are seeking, but if they successfully appeal the motion to dismiss and are ultimately awarded an amount that exceeds the limits of our D&O insurance policy after paying the settlement on the stockholders’ suit and defense costs or if the insurance carrier successfully asserts any defenses to coverage, we will need to use our available cash to pay any defense costs or awards not covered by our D&O policy.  Any such payments, if large enough, could have an adverse impact on our financial condition, possibly to the point that we would be unable to continue as a going concern.

The Securities and Exchange Commission is investigating us and the results of that investigation could have a material adverse effect on our business, results of operations and financial condition.

The Securities and Exchange Commission has not completed its investigation of our revenue recognition practices and financial reporting.  If, as a result of that investigation, the SEC takes action against us or our officers, it could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting which could, if not sufficiently remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, our management identified a deficiency in our internal control over financial reporting related to revenue recognition that constitutes a material weakness.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework. We have implemented a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

Our customers and investors may lose confidence in us because of our restatement.

During 2013, we restated our consolidated financial statements for certain prior periods to correct certain errors in those financial statements.  The restatement may cause customers and investors to lose confidence in the accuracy of our financial disclosures, may raise reputational issues for our business and may result in a decline in share price or the loss of customers, each of which could have a material adverse effect on our business, results of operations and financial condition.

It is difficult for us to estimate our future quarterly operating results.

Despite the sale of our public sector business, our revenue remains somewhat seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the last two quarters of each year. In addition, utility contracts can be subject to changes in budget allocations for the programs.  In the past we experienced a situation where funds allocated for a program we were operating under were diverted to other uses with no warning, reducing our expected revenue under the program.  As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

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

With the sale of our public sector business, GES-Port Charlotte, our regional service budget and FRR contract, all of our revenue will be derived from seven utility contracts, with four of these contracts generating 80% to 90% of the total revenue.  While these contracts are typically multi-year, the utilities are required to re-bid them at the end of their term, therefore our ability to retain these contracts is not assured.  It is also possible that utilities could have a change of strategy for achieving their energy efficiency goals, de-emphasizing the small-business direct install programs under which we currently operate.  A utility could also decide to reduce the incentives available to small businesses under our program, thereby reducing the effectiveness of our sales efforts.  The loss of, or substantial reduction in sales to any of our utility clients could have a material adverse effect on our business, results of operations and financial condition.

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

We face exposure to product liability and personal injury claims in the event that our energy efficiency solutions cause bodily injury or property damage.  Since the majority of our products use electricity, it is possible that the products we sell could result in injury, whether due to product malfunctions, defects, improper installation or other causes. Further, we face exposure to personal injury claims in the event that an individual is injured as a result of our negligence or the negligence of one of our subcontractors.  Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our results of operations and financial condition.

Our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

When we retrofit a client’s facility, we assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous wastes disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability against us, or could expose our workers, our subcontractor’s workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers and subcontractor’s workers are sometimes required to work in hazardous environments that present a risk of serious personal injury which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

Our ability to use our net operating loss carry forwards will be subject to additional limitation, which could potentially result in increased future tax liability.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our public offering in 2009 and the conversion of all of our outstanding preferred stock and the conversion of all of our outstanding convertible notes.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $147 million as of December 31, 2013, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  In addition, future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

Our business is somewhat seasonal and can be affected by cyclical factors outside of our control.  Our quarterly revenue and operating results have fluctuated in the past and are likely to continue to vary from quarter to quarter in the future. You should not rely upon the results of one quarter as an indication of our future performance. Our revenue and operating results may fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations could have an adverse effect on the market price of our common stock.  In addition, these fluctuations in our revenue may result in volatility in our results of operations and/or have an adverse effect on the market price of our common stock. If the price of our common stock falls significantly we may be the target of securities litigation. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs, management’s attention could be diverted from the operation of our business, and our reputation could be damaged, which could have a material adverse effect on our business, results of operations and/or financial condition.

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

As of March 28, 2014, there were 3,726,705 shares of our common stock outstanding and shares of Series A and Series B Preferred Stock convertible into an additional 4,852,768 shares of common stock that vote on as converted basis, of which two investors own 50.6%.  As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

The large concentration of our shares held by these two stockholders could result in increased volatility in our stock price due to the limited number of shares available in the market.

Raising additional capital or consummation of additional acquisitions through the issuance of equity or equity-linked securities could dilute your ownership interest.

It is possible that we may find it necessary to raise capital again sometime in the future or to consummate additional acquisitions through the issuance of equity or equity-linked securities.  If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.  Depending on the terms, common stock holders may not have approval rights with respect to such issuances.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes–Oxley Act of 2002 and the Dodd-Frank Act, and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, have imposed substantial requirements on public companies, including with respect to public disclosure, internal control, corporate governance practices and other matters. Our management and other personnel are devoting substantial amounts of time and resources to comply with these evolving laws, regulations and standards.  Moreover, these laws, regulations and standards have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, we could incur significant costs to remediate any material weaknesses we identify through these efforts.  We currently are evaluating and monitoring development with respect to these evolving laws, regulations and standards, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These new regulatory requirements may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities, which could harm our business prospects and could have a negative effect on the trading price of our common stock.

Item 2.                                      Properties.

Our headquarters are located at 16810 Kenton Drive, Suite 240, Huntersville, North Carolina. This office is approximately 13,145 square feet and our lease runs through February 2022.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Beacon, NY	4,800	December 2015

Farmingdale, NY	11,100	July 2016

Gahanna, OH	2,650	April 2015

Newton, MA	4,594	May 2015

Williamsville, NY	5,824	November 2015

Woodbridge, NJ	11,500	February 2017

We believe that the space and location of our current headquarters will be sufficient for the level of sales and production projected for the current year.

Item 3.                                      Legal Proceedings.

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws and naming as Defendants the Company and three of its officers, John O’Rourke, Jeffrey Mistarz and David Asplund.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants issued false and misleading statements concerning Lime’s revenues during the class period and thereby artificially inflated our stock price.  On January 21, 2014, following several months of arm’s length negotiations, the Lead Plaintiffs and Defendants entered into a stipulation of settlement under which this matter would be fully and finally settled.  As part of the settlement, Defendants agreed to cause $2.5 million to be paid into a settlement fund, which $2.5 million has been provided by the Company’s directors and officers liability insurers.  On January 28, 2014, Judge Sara Ellis entered an order granting preliminary approval of the class action settlement and notice to the settlement class in the matter.  The settlement remains subject to final approval by the court.  The final approval hearing has been set for May 13, 2014.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Briefing on the motion to dismiss was completed as of July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss and dismissed the case with prejudice.  Plaintiffs have thirty days to file a notice of appeal.

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

The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2012.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2012:
Fiscal Quarter Ended March 31, 2012	$25.06	$19.39
Fiscal Quarter Ended June 30, 2012	$21.56	$15.40
Fiscal Quarter Ended September 30, 2012	$16.38	$4.76
Fiscal Quarter Ended December 31, 2012	$5.18	$3.29

Fiscal Year Ended December 31, 2013:
Fiscal Quarter Ended March 31, 2013	$6.09	$3.64
Fiscal Quarter Ended June 30, 2013	$5.60	$4.62
Fiscal Quarter Ended September 30, 2013	$6.65	$3.29
Fiscal Quarter Ended December 31, 2013	$4.08	$2.71

Holders

As of March 21, 2014 we had approximately 792 holders of record, approximately 3,537 beneficial owners of our common stock and 3,726,705 shares of common stock outstanding.

Dividends

No dividends were declared or paid on our common stock during the fiscal years ended December 31, 2012, and 2013.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On February 4, 2014, we raised $2.0 million from the sale of a package of securities to Greener Capital Fund II, L.P. consisting of 200,000 shares of series B preferred stock and a five-year warrant to purchase 282,686 shares of our common stock at $2.83 per share.  The series B preferred stock is convertible at the holder’s election into shares of our common stock at $2.83 per share (subject to adjustment).  At the current conversion price these shares of series B preferred are convertible into 706,714 shares of our common stock.

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

Overview

General

We are a leader in designing and implementing demand-side energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals.  We provide our energy efficiency program delivery services exclusively within the utility sector, and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base while satisfying aggressive state-mandated energy reduction goals. The direct install model is a turnkey solution under which we contract with the utility clients to design and market their small and mid-sized efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. The model makes it easy and affordable for small businesses to upgrade to energy efficiency equipment and is a dependable and cost effective way for our utility clients to achieve their energy efficiency goals.

Revenue and Expense Components

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.

We charge our utility clients based on an agreed to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete.  During 2013, we provided services to over 6,800 small business customers under our nine utility programs.

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

Revenue Concentration

During 2013, we derived approximately 75% of our consolidated revenue from continuing operations from our four largest utility programs, with the New Jersey Board of Public Utilities, Niagara Mohawk (National Grid), Long Island Power , and Central Hudson Gas & Electric each responsible for 24%, 22%, 16% and 11% of our revenue, respectively.  During 2012 our three largest utility clients, Niagara Mohawk (National Grid), the New Jersey Board of Public Utilities and Long Island Power, were responsible for 40%, 25% and 21% of our consolidated revenue, respectively.

We expect revenue from programs we started last year with Duke Energy and AEP Ohio to become larger contributors to our consolidated revenue during 2014, which should reduce the portion of our revenue generated by other existing programs.

Gross Profit

Gross profit equals our revenue less cost of sales.  Our cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance.  Gross profit depends in part on the volume and mix of products and services that we sell during any given period.  We subcontract substantially all of our installation and construction work, therefore our cost of goods sold consists almost exclusively of variable costs.  Accordingly, our cost of sales will vary directly with changes in revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense includes the following components:

•                  direct labor costs of our employees performing sales and marketing;

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

Amortization of Intangibles

When we acquire other companies we are required to allocate the purchase price between identifiable tangible and intangible assets, with any remaining value allocated to goodwill.  The value allocated to intangible assets is amortized over the estimated life of the related asset.  The acquisitions we completed within 2006, 2007 and 2008 resulted in approximately $8.3 million of intangible assets, the substantial majority of which has already been amortized or written off.  The acquisition of the Zemel Road gas rights also resulted in the creation of an intangible asset of $2.6 million.  We were amortizing this asset over the 20 year term of the contract; however, during the fourth quarter of 2012 we determined that the fair-market value of our investment in the Zemel Road facility was less than our carrying value.  Therefore, as part of reducing the carrying value to the fair-market value, we wrote-off the remaining value of this intangible asset.  During 2013, our intangible assets became fully amortized, therefore absent any future acquisitions, we will not have any additional amortization expense related to intangible assets.

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs) and our line of credit.  The subordinated convertible notes were converted to preferred stock in September 2013 and the line of credit expired in March 2013.

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

Business Divestitures

During 2013, we sold or shut down five businesses: the ESCO business; Lime Energy Asset Development; GES-Port Charlotte; our contract with the Army Corps of Engineers; and our regional service business.  Our remaining business is exclusively focused on providing energy efficiency to small and mid-sized commercial and industrial businesses under small-business direct install programs offered by utilities.  The businesses we sold or shut down have been reported as discontinued operations in the accompanying financials statements.  The disposition of these businesses will make it more difficult to compare our current and future operating results to the results from periods prior to the disposition of these businesses.

For additional information regarding discontinued operations please refer to Note 6 in the accompanying financial statements.

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

Revenue and Profit Recognition

We recognize our revenue using the percentage of completion method of revenue recognition.  Under the percentage of completion method, we recognize revenue based on the percentage of costs incurred.  Under this method of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is based upon the payment history of specific clients and specific knowledge of clients from whom collection is determined to be doubtful. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. Under certain of our utility contracts, we offer extended payment terms of 12 or 24 months to our small-business customers for the portion of the cost of the work we perform that is not covered by utility incentives.  We require that most of these customers provide us with a credit card or e-check authorization that we can charge for their monthly payment.  This reduces our administrative cost of invoicing and collecting many small monthly payments and also gives us an earlier indication of a potential collection issue.  As these programs have expanded and we have gained additional experience dealing with them we have increased our allowance for doubtful accounts.  During 2013 and 2012 we increased our allowance by $886 thousand and $814 thousand, respectively.  As of December 31, 2013, our allowance for doubtful accounts was $1.8 million, or approximately 16% of our outstanding accounts receivable.  We will continue to monitor our collections experience with these small-business customers and adjust our allowance accordingly.

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

Intangible assets of our continuing business include acquired technology and software.  This asset was initially recorded at its fair value based on the estimated after tax cost to replace the asset and was amortized over its estimated useful life on a straight-line basis.  This technology and software intangible asset became fully amortized during the first half of 2013.

The intangible assets of the businesses we sold have included in discontinued operations in the accompanying financial statements.  Utilizing the price we received in February 2013 for the sale of the ESCO business as an indicator of its fair value, we determined that our carrying value of this business exceeded the fair value as of the end of 2012. In adjusting the carrying value of this business to reflect its indicated fair value, we reduced the carrying value of the associated intangibles to $0 during the fourth quarter of 2012, resulting in an impairment charge of $1.6 million during the period.  Also during the fourth quarter of 2012, we reduced the carrying value of the Zemel Road gas rights to $0 as part of our decision to reduce the carrying value of the Zemel Road assets to their fair-market value which resulted in an impairment charge of $2.5 million.

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

During early 2012, the quality and quantity of gas coming from the well field on the Zemel Road landfill began to deteriorate, in part due to a fire in the well field.  During the fourth quarter of 2012, we updated our projections for future cash flows from the facility given the lower gas flow rates and higher anticipated operating expenses and determined that the fair value was less than our current carrying value.  As a result, we recorded a $3.5 million impairment charge during the fourth quarter to reduce the value of this asset to our estimate of fair-value.  This charge included $1.1 million related to the write-down of the carrying value of property, plant and equipment.  During the third quarter of 2013, we recorded an additional $27,000 impairment charge when we reduce the carrying value of the asset to the anticipated selling price based on negotiations to sell the facility.  We sold the facility on November 1, 2013 at a price equal to our adjusted carrying value, resulting in no gain or loss on the sale.

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

Our utility business was established in 2009 utilizing resources we acquired as part of the acquisition of Applied Energy Management, Inc.  With the decision to sell most of the original AEM business, while retaining the utility business, we allocated the goodwill associated with the AEM reporting unit between the public sector business and the utility business based on their relative fair values as of December 31, 2012.  The portion of goodwill allocated to the public sector business has been included in discontinued operations in the accompanying financial statements.

During the fourth quarter of 2012, and again during the fourth quarter of 2013, we completed an impairment analysis of the goodwill associated with the utility reporting unit and found that based on the discounted current value of the estimated future cash flows, the implied fair value substantially exceeded the carrying value, indicating that goodwill was not impaired.

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

Share-Based Compensation

We have stock incentive plans that provide for stock-based employee and director compensation, including the granting of stock options and shares of restricted stock, to certain key employees and non-employee directors. These plans are more fully described in Notes 23 and 24 to our consolidated financial statements. Consistent with ASC 718, “Share-Based Payment”, we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $867 thousand and $1.8 million of stock compensation related to employee options expense, employee stock purchase plan and restricted stock grants during 2013 and 2012, respectively.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services as well as the sale of the products that we purchase and resell to our clients. All of our revenue is earned in the United States.

We charge our utility customers utilizing an agreed to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility customer can take anywhere from a few hours to a few weeks to complete and we began work on over 6,800 new projects during 2013.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. Since we subcontract substantially all of our construction work to independent contractors, there is very little fixed cost included in our cost of sales. The gross margin earned from different utility programs between programs.  The mix of business generated from our various programs will change throughout the year, due in part to varying activity levels under existing programs and the growth of new programs, which will affect our consolidated gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following components:

•                                          direct labor costs of our employees performing sales and marketing;

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

Twelve-Month Period Ended December 31, 2013

Compared With the

Twelve-Month Period Ended December 31, 2012

Consolidated Results

	Twelve Months Ended		Change
	12/31/2013	12/31/2012	$	%

Revenue	$51,565	$35,447	$16,118	45.5%
Cost of sales	37,758	28,109	9,649	34.3%
Gross profit	13,807	7,338	6,469	88.2%

Selling, general and administrative	22,933	22,938	(5)	0.0%
Amortization of intangibles	10	25	(15)	-60.0%
Operating loss	(9,136)	(15,625)	6,489	-41.5%

Total other (expense) income	(2,001)	(127)	(1,874)	1475.6%

Loss from continuing operations	(11,137)	(15,752)	4,615	-29.3%

Loss from operation of discontinued business	(4,499)	(16,060)	11,561	-72.0%

Net Loss	$(15,636)	$(31,812)	$16,176	-50.8%

Preferred dividend	(2,875)	—	(2,875)	100.0%

Net loss available to common	$(18,511)	$(31,812)	$13,301	-41.8%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2013	12/31/2012

Revenue	100.0%	100.0%
Cost of sales	73.2%	79.3%
Gross profit	26.8%	20.7%

Selling, general and administrative	44.5%	64.7%
Amortization of intangibles	0.0%	0.1%
Operating loss	-17.7%	-44.1%

Total other income	-3.9%	-0.4%

Loss from continuing operations	-21.6%	-44.4%

Loss from operation of discontinued business	-8.7%	-45.3%

Net Loss	-30.3%	-89.7%

Preferred dividend	-5.6%	0.0%

Net loss available to common	-35.9%	-89.7%

Revenue

Our consolidated revenue increased $16.1 million, or 45.5%, to $51.6 million during 2013, from $35.4 million during 2012.  Approximately $12 million of this increase was from four new programs that started generating revenue for the first time during 2013.  The five programs that were in existence during 2012, experienced a 12% increase in combined revenue, either as the result of the continued ramp-up of new programs or expansion of contract goals under the existing program.

We will be dropping our two smallest utility programs during 2014, one of which was a pilot program that ended on December 31, 2013, and the other of which we decided to terminate because it was marginally profitable due to its low level of revenue.  We also have a contract under one of our largest programs that is up for renewal in mid-2014, for which we have not been informed as to whether it will be continued beyond the current contract term.  We believe that we have been the top performer under this program, therefore, we believe that if the program is continued we are likely to receive a contract extension.  If our contract is not extended, we believe that the reduction in 2014 revenue from this program will be modest due to the backlog of work we will have to complete. We are expecting strong growth during 2014 from our programs with Duke Energy and AEP Ohio, both of which were new program initiated during 2013.  We also continue to work to secure contracts for new utility territories, which if we are successful at winning, could begin to contribute to revenue during the fourth quarter of 2014.

Gross Profit

Our gross profit increased $6.5 million, or 88.2%, to $13.8 million during 2013, from $7.3 million in 2012.  This increase was the result of higher revenue and an improvement in our gross profit margin, which increased from 20.7% in 2012, to 26.8% in 2013.  The improvement in our gross profit margin is the result of increased contributions from new utility programs, which generally have higher gross profit margins than our older programs, and improvements in efficiency within existing programs.  The improvements in operating efficiency are due to a combination of the continued development of our software platform, changes we have made to some of our processes and additional training and experience of the people working in these programs.

We expect to see continued, modest improvements in our gross profit margins during 2014, as our newer programs become a larger portion of our overall revenue and we continue to seek additional operating efficiencies across all of our programs.

Selling General & Administrative Expense

Our selling, general and administrative expense declined $5 thousand during 2013.  Our SG&A as a percentage of revenue declined from 64.7% in 2012 to 44.5% in 2013.  Costs associated with the restatement of our financial statements and the defense of related stockholder lawsuits declined $259 thousand, to $2.6 million during 2013 from $2.8 million during 2012.  The 2013 SG&A expense also included $327 thousand of share based compensation expense related to the accelerated vesting of options and restricted stock of terminated employees.  Other SG&A expenses declined $73 thousand during 2013 as a result of initiatives we undertook to reduce overhead costs.  The restatement was completed in July 2013, in late January 2014 we agreed to terms of a settlement on the stockholder lawsuit and the derivative suit was dismissed in late March 2013, as a result we expect that costs related to the restatement and stockholder lawsuits will decline significantly during 2014.  We also believe that the initiatives we took in 2013 to reduce overhead costs will further reduce our SG&A expense by an additional $1 million to $2 million during 2014, and that this, in combination with an expected increase in revenue, will contribute to reduce our SG&A as a percentage of revenue during 2014.

Amortization of Intangibles

Amortization expense declined $15 thousand, or 60%, to $10 thousand during 2013 from $25 thousand during 2012.  The technology and software intangible created as part of the acquisition of Applied Energy Management Inc. in 2008 because fully amortized in May 2013.  Since this was the only intangible asset in continuing operations, absent a future acquisition, there will be no further amortization expense in future periods.

Other Expense

Other expense increased $1.9 million to $2.0 million during 2013, from $127 thousand during 2012.  Interest expense, which is included in Other Expense, increased $1.8 million to $2.1 million in 2013, from $215 thousand in 2012.  The components of interest expense for 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2013	2012
Line of credit	$3	$21
Term Note	168	212
Subordinated convertible notes	575	137
Other	1	8
Change in value of interest rate swap	(12)	22
Amortization of deferred issuance costs and debt discount	1,689	103
Total Interest Expense	$2,424	$503
Less discontinued operations	372	288
Continuing operations	$2,052	$215

The line of credit expired in March 2013 and was not renewed, contributing to the decline in interest expense associated with this facility.  We also repaid the term note in full upon the sale of GES-Port Charlotte in November 2013, which resulted in a decline in interest expense for this note.

We issued the subordinated convertible notes in October 2012, and the notes were exchanged for preferred stock in September 2013, as a result 2012 included two months of interest for these notes, while 2013 included nine months of interest.  Upon the exchange of the notes, the unamortized balance of the debt discount of $1.2 million and the unamortized balance of deferred financing costs of $30 thousand were transferred to interest expense.  The write-off of these items was the primary contributor to the increase in amortization expense during 2013.  See note 14 in the accompanying financial statements for additional information regarding the debt discount and deferred financing costs.

As of December 31, 2013, we had no outstanding debt, therefore we anticipate no interest expense during 2014.

Our interest income decreased $37 thousand to $51 thousand during 2013, from $88 thousand during 2012.  All of the interest income was amortization of the discount on our long-term receivables.  The decline in amortization is due to a reduction in our long-term receivables balances.

Loss from Discontinued Operations

The loss from discontinued operations declined $11.6 million, or 72.0%, to $4.4 million during 2013, from $16.1 million in 2012.  Discontinued operations represents the results of our ESCO business, which we sold in February 2013, GES-Port Charlotte, which we sold in November 2013, our regional service business, which we also sold in November 2013 and our contract with the Army Corps. of Engineers, which we sold in December 2013.  We are still working to close out a couple contracts that we did not sell with the ESCO business that we anticipate will be closed out in early 2014.  These contracts are likely to generate a small loss during 2014.

Dividend Expense

The components of dividend expense are as follows (in thousands):

Year ended December 31,	2013	2012
Series A dividend	$314	$—
Series B dividend	12	—
Deemed dividend on Series A	1,219	—
Deemed dividend on Series B	1,330	—
Total dividend expense	$2,875	$—

On September 23, 2013, the holders of our convertible subordinated notes converted their notes in shares of Series A Preferred Stock.  At the same time we also raised $2.5 million through the sale of additional shares of Series A Preferred Stock.  In late December we raised an additional $4 million through the sale of shares of our Series B Preferred Stock.  The price at which the Series B Preferred Stock is convertible into shares of our common stock is lower than the price at which shares of the Series A Preferred Stock are convertible.  An anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock from $3.78 per share to $3.58 per share, resulting in a $389 thousand non-cash deemed dividend.  The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.  This deemed dividend was recorded to dividend expense, with an offset to the accumulated deficit.

In recording the sale of the Series A and Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values.  In doing so, we determined that the preferred shares contained beneficial conversion features of $415 thousand on the Series A Preferred and $655 thousand on the Series B Preferred.  The value of the beneficial conversion feature, along with the value of the warrants, determined to be $415 thousand for the Series A Warrants and $665 thousand for the Series B Warrants, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional-paid-in-capital.

Liquidity and Capital Resources

Overview

As of December 31, 2013, we had cash and cash equivalents of $7.4 million, including $500 thousand of restricted cash, compared to cash of $2.5 million, including restricted cash of $500 thousand as of December 31, 2012.  Our contractual obligations as of December 31, 2013, totaled $3.64 million in future lease obligations.  Our contractual commitments for 2013 total approximately $852 thousand, which we believe we will be able to satisfy through operating cash flows and our cash reserve.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows (in thousands):

Year ended December 31	2013	2012

Net cash used in operating activities	$(3,035)	$(13,957)
Net cash provided by (used in) investing activities	4,910	(761)
Net cash provided by financing activities	3,053	8,440

Net Increase (Decrease) in Cash and Cash Equivalents	4,928	(6,278)

Cash and Cash Equivalents, at beginning of period	2,012	8,290

Cash and Cash Equivalents, at end of period	$6,940	$2,012

2013 Compared to 2012

Net cash increased 4.9 million to $6.9 million during 2013, compared to declining $6.3 million, to $2.0 million during 2012.

Operating Activities

Operating activities used $3.0 million of cash during 2013, compared to using $13.6 million during 2012.

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

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Net Loss	$(15,636)	$(31,812)

Provision for bad debts	886	814
Share-based compensation	867	1,784
Depreciation and amortization	1,017	1,821
Amortization of original issue discount	1,439	50
Amortization of deferred financing costs	250	57
Issuance of stock and warrants in exchange for services received	—	20
PIK notes issued for interest	575	137
Preferred stock dividends	(326)	—
Asset impairment	27	5,282
Loss (Gain) on disposition of fixed assets	59	(2)
Goodwill impairment	—	1,435

Cash consumed by operating activities before changes in assets and liabilities	$(10,842)	$(20,414)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(555)	$9,637
Inventories	17	(17)
Costs in excess uncompleted contracts	(3,298)	(2,418)
Prepaid expenses and other current assets	226	328
Assets of discontinued operations	2,236	6,739
Accounts payable	10,125	(4,003)
Accrued expenses	331	555
Billings in excess uncompleted contracts	205	(3,336)
Other liabilities	(2,003)	5,110
Liabilities of discontinued operations	523	(6,138)

Cash consumed from changes in assets and liabilities	$7,807	$6,457

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Cash consumed by operating activities before changes in assets and liabilities	$(10,842)	$(20,414)

Cash consumed from changes in assets and liabilities	7,807	6,457

Net cash used in operating activities	$(3,035)	$(13,957)

The cash consumed by operating activities before changes in assets and liabilities decreased $9.6 million, or 46.9% to $10.8 million during 2013, from $20.4 million during 2012.  The increase in revenue and improvement in gross profit margins in combination with a reduction in the cash loss from discontinued operations were responsible for the improvement in the cash consumed by operating activities before changes in assets and liabilities.  We believe that if our revenue continues to grow and our gross profit margins increase as we expect they will, and we are successful in to reducing our overhead costs and the loss from discontinued operations, that we will generate cash from operating activities before changes in assets and liabilities during 2014.

Cash generated from changes in assets and liabilities increased $1.3 million, or 20.9%, to $7.8 million during 2013, from $6.5 million during 2012.  Collections on receivables of discontinued operations and an increase in our accounts payable were the primary contributors to the cash generated from changes in assets and liabilities during 2013.  Early in 2013, we reach agreements with many of our suppliers to extend their payment terms from net 30 days to net 60 days.  As of the end of 2013, we had extended many vendors beyond these agreed to terms.  We are attempting to get these payables back to within terms, which means that during 2014 changes in assets and liabilities are likely to consume cash, rather than generate cash as they have the past two years.

Investing Activities

Investing activities generated cash of $4.9 million during 2013, compared to consuming $761 thousand during 2012.  During 2013, we sold the ESCO business for $2.0 million, GES-Port Charlotte for $3.3 million and our regional service business for $195 thousand.  These sources of cash were partially offset by capital expenditures of $573 thousand, of which approximately $460 thousand was the cost of continuing to build-out the software platform used by our utility programs. During 2012, capital expenditures totaled $986 thousand, of which $345 thousand was related to the utility software platform.  The balance was computers, software and office equipment, primarily for the expansion of our utility business.

We feel the utility software is critical to improving the efficiency of our business and differentiating us in the marketplace with our utility clients, therefore we expect we will continue to invest between $300 thousand and $500 thousand per year in this asset.  We expect expenditures for other assets to decline to maintenance levels unless we win additional utility programs.

Financing Activities

Financing activities generated $3.0 million of cash during 2013, compared to generating $8.4 million during 2012.  During 2013, we raised $6.5 million through the sale of shares of our Series A and Series B Preferred Stock and we used the proceeds of $3.3 million from the sale of GES-Port Charlotte to pay-off the term loan used to construct its generating facility.  We used an additional $107 thousand for schedule loan payments.  We incurred costs $40 thousand in the issuance of the preferred stock.

In May 2012, we sold shares of our common stock, raising $2.5 million and in October we raised $6.1 million through the issuance of subordinated convertible notes.  During the year we also raised $171 thousand from the sale of stock to employees under our Employee Stock Purchase Plan.  These 2012 sources of cash were partial offset by scheduled principal payments of $234 thousand and $37 thousand of costs incurred in the issuance of the subordinated notes and $60 thousand incurred in the issuance of the common stock.

Sources of Liquidity

Our primary sources of liquidity are our available, unrestricted cash reserves, including the $2 million we raised in February 2014 from the sale of additional shares of our Series B Preferred Stock.

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

We incurred a $31.8 million loss during 2012 and consumed $14.0 million of cash in operating activities during the 2012, as we dealt with the impact on the business of the announcement regarding our discovery of improper revenue recognition, the inability of our Asset Development business to secure the financing required to fund its projects and the start-up of five new utility programs.  In late 2012 our management, in consultation with our Board of Directors, decided that we needed to shed businesses that we could not finance, narrow our focus to our most promising business and reduce overhead costs.  Consistent with this strategy, we shut down the asset development business at the end of 2012, sold the ESCO and regional services businesses, sold GES-Port Charlotte and our FRR contract with the Army Corps. Of Engineers and made significant reductions in remaining headcount during 2013.  This all contributed to improvements in our cash flow, though we still consumed cash during 2013.

We believe that if our revenue grows and our gross profit margin improves, as we believe they will, and we are successful in reducing our overhead costs and the loss from discontinued operations, that our cash flows will continue to improve to the point that they turn positive during 2014.  In addition, we believe that the current assets of our discontinued operations will convert to cash during 2014 in an amount that will be sufficient to satisfy the current liabilities of discontinued operations. In the event that we are not able to improve profitability from the levels achieved in 2013, we believe that our current cash reserves should be adequate to operate the business without interruption for a year or two before we would have to attempt to raise additional capital.  If we do determine it necessary to raise additional capital because profitability does not improve as we expect it to, there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company or our existing shareholders.  In the event that we are required to raise additional capital in the future but are unable to do so, we may be required to scale back operations or cease operations altogether.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2013, because of a deficiency in our internal control over financial reporting discussed below.

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

As of December 31, 2013, our management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013, based on criteria in Internal Control —Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of the deficiencies in our internal control over financial reporting discussed below.

DEFICIENCY IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the direction of the Audit Committee and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its controls and procedures. Based on this evaluation, the Company has concluded that due to a material weakness, a control and procedure was not effective as of December 31, 2013.

We have identified the following deficiency in our controls:

•                  We did not have sufficient monitoring controls in place to limit access rights to the database underlying our accounting system.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency identified above should be considered material weaknesses in our internal control over financial reporting.

As set forth below, we have taken the following steps to remediate the control deficiency identified above. Notwithstanding the control deficiency described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended December 31, 2013.

REMEDIATION

To remediate the control deficiency identified above, we have taken the following measures to improve internal control over financial reporting:

•                  Working with the value-added reseller of our accounting system, we implemented new controls in early January 2014 to limit access to the database underlying our accounting system.

Management and our Audit Committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                             Other Information.

Not applicable.

PART III

Certain information required to be included in Part III is omitted from this report because we intend to file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of December 31, 2013:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	219,516	$26.87	202,140
Equity compensation plans not approved by security holders (2)	228,548	$46.32	—
Total	448,064	$36.79	202,140

(1)         Includes warrants granted to a consultant to purchase 1,430 shares at an average price of $26.95 per share.

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

PART IV

Item 15.                               Exhibits and Financial Statement Schedules.

(a)(1)                  Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

F-4	Consolidated Statements of Operations for the years ended December 31, 2013, and 2012

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2013, and 2012

F-8 - F-37	Notes to Consolidated Financial Statements

(a)(3)              Exhibits

All exhibits incorporated herein by reference are located in SEC File No. 001-16265.

Exhibit Number	Description of Exhibit
2.1

Asset Purchase and Sale Agreement, dated as of February 28, 2013, among Lime Energy Services Co., Lime Energy Co. and PowerSecure, Inc. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed March 1, 2013)

2.2

Membership Interest Purchase Agreement, dated as of November 1, 2013, among Lime Energy Asset development, LLC and Green Gas Americas, Inc. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed November 6, 2013)

2.3

Promissory Note, dated November 1, 2013, by and among Lime Energy Asset development, LLC and Green Gas Americas, Inc. (Incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K filed November 6, 2013)

3.1

Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 and filed on November 14, 2013)

3.2	Amended and Restated Bylaws, as amended (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 11, 2007)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 23, 2013)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 31, 2013)

Exhibit Number	Description of Exhibit
4.3	Form of Warrant to Purchase Common Stock dated September 23, 2013(Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 23, 2013)

4.4	Form of Warrant to Purchase Common Stock dated December 30, 2013(Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 31, 2013)

10.1.1 +

Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.1.2 +

Amendment to Employment Agreement dated October 1, 2007 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

10.1.3 +	Employee Option Agreement dated August 15, 2006 between Lime and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 18, 2006)

10.1.4 +	Employee Stock Option Agreement dated July 11, 2006 between Lime and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 17, 2006)

10.1.5+

Second Amendment to Employment Agreement dated June 3, 2010 between Lime and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 7, 2010)

10.2.1+

Employment Agreement, dated as of June 10, 2008, between Applied Energy Management, Inc. and John O’Rourke (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 9, 2009)

10.2.2+

Assignment and First Amendment to Employment Agreement dated June 3, 2010 between John O’Rourke, Applied Energy Management, Inc. and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 7, 2010)

10.2.3+

Second Amendment to Employment Agreement dated June 3, 2011 between John O’Rourke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 6, 2011)

10.2.4+	Employee Stock Option Agreement dated June 3, 2011 between John O’Rourke and Lime Energy Co. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 6, 2011)

10.3+

Employment Agreement dated April 7, 2009, between Applied Energy Management Energy Consulting, LLC. and Adam Procell. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 27, 2013)

10.4 +	Lime Energy 2010 Non-Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on June 8, 2010)

10.5 +	2009 Management Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2009)

Exhibit Number	Description of Exhibit
10.6	Loan Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 7, 2011)

10.7	Commercial Promissory Note between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 7, 2011)

10.8

Continuing Guaranty Agreement between Lime Energy Co., Lime Energy Asset Development, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 7, 2011)

10.9	Security Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 7, 2011)

10.10	Mortgage by GES-Port Charlotte, LLC (Incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 7, 2011)

10.11

Collateral Assignment of Site Lease Agreement between GES-Port Charlotte, LLC and RBC Bank (USA) (Incorporated herein by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on November 7, 2011)

10.12	Form of Collateral Assignment (Incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on November 7, 2011)

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

10.15

Intercreditor Agreement by and among American Chartered Bank, RBC Bank (USA), GES-Port Charlotte, LLC, Lime Energy Co., and Lime Energy Asset Development, LLC (Incorporated herein by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on November 7, 2011)

10.16	Convertible Note and Warrant Purchase Agreement dated October 22, 2012 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 22, 2012)

10.17	Form of Subordinated Secured Convertible Pay-In-Kind Note dated October 22, 2012 (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 22, 2012)

10.18	Security Agreement dated October 22, 2012 (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 22, 2012)

10.19	Collateral Agency Agreement dated October 22, 2012 (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on October 22, 2012)

Exhibit Number	Description of Exhibit
10.20	Stock Purchase and Warrant Purchase Agreement dated September 23, 2013 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 23, 2013)

10.21	Preferred Stock Purchase and Warrant Purchase Agreement dated December 30, 2013 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2013)

10.22	Preferred Stock Purchase and Warrant Purchase Agreement dated January 29, 2014 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 3, 2014)

10.23	Side Letter Agreement dated January 29, 2014 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 3, 2014)

21*	List of Subsidiaries

23*	Consent of BDO USA LLP

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensation plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lime Energy Co.

Huntersville, North Carolina

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois	/s/ BDO USA, LLP
March 31, 2014

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands, except par value amounts)

December 31,	2013	2012

Assets

Current assets
Cash and cash equivalents	$6,940	$2,012
Restricted cash	500	500
Accounts receivable, less allowance for doubtful accounts of $1,824 and $960 at December 31, 2013 and 2012, respectively	9,151	9,564
Inventories	—	17
Costs and estimated earnings in excess of billings on uncompleted contracts	6,625	3,327
Prepaid expenses and other	255	481
Current assets of discontinued operations	3,442	12,005

Total Current Assets	26,913	27,906

Property and Equipment, net of accumulated depreciation of $2,732 and $2,046 at December 31, 2013 and 2012, respectively (Note 8)	1,562	1,685

Long-Term Receivables	296	214

Deferred Financing Costs, net of accumulated amortization of $5 and $32 at December 31, 2013 and 2012, respectively	—	35

Long-term assets of discontinued operations	—	9,297

Intangibles, net of accumulated amortization of $125 and $115 at December 31, 2013 and 2012, respectively (Note 9)	—	10

Goodwill (Note 9)	6,009	6,009

	$34,780	$45,156

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands, except par value amounts)

December 31,	2013	2012

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$15,835	$5,710
Accrued expenses (Note 10)	2,907	2,577
Billings in excess of costs and estimated earnings on uncompleted contracts	1,711	1,506
Customer deposits	72	41
Other current liabilities	3,236	2,029
Current liabilities of discontinued operations	3,245	15,978
Total Current Liabilities	27,006	27,841

Long-Term Debt, less current maturities and unamortized discount of $1,439 as of December 31, 2012 (Note 17)	—	4,748
Other Long-Term Liabilities	—	3,241
Long-Term Liabilities of Discontinued Operations	—	5

Total Liabilities	27,006	35,835

Stockholders’ Equity (Notes 22, 24 and 25)
Series A Preferred stock, $0.01 par value: 2,000,000 shares authorized 957,624 and 0 shares issued and outstanding as of December 31, 2013 and 2012, respectively	9	—
Series B Preferred stock, $0.01 par value: 1,000,000 shares authorized 401,232 and 0 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4	—
Common stock, $.0001 par value; 50,000,000 shares authorized 3,667,295 and 3,576,855 issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	205,489	191,413
Accumulated deficit	(197,728)	(182,092)

Total Stockholders’ Equity	7,774	9,321

	$34,780	$45,156

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statement of Operations

($ in thousands, except per share amounts)

	Year ended December 31, 2013	Year ended December 31, 2012

Revenue	$51,565	$35,447

Cost of sales	37,758	28,109

Gross Profit	13,807	7,338

Selling, general and administrative expense	22,933	22,938
Amortization of intangibles	10	25

Operating loss	(9,136)	(15,625)

Other Income (Expense)
Interest income	51	88
Interest expense	(2,052)	(215)

Total other expense	(2,001)	(127)

Loss from continuing operations	(11,137)	(15,752)

Discontinued Operations:
Loss from operation of discontinued business	(4,499)	(16,060)

Net loss	$(15,636)	$(31,812)

Preferred dividend	(2,875)	—

Net loss available to common stockholders	(18,511)	(31,812)

Basic and diluted loss per common share from Continuing operations	$(3.90)	$(4.48)

Discontinued operations	(1.25)	(4.56)

Basic and Diluted Loss Per Common Share	$(5.15)	$(9.04)

Weighted Average Common Shares Outstanding (Note 3)	3,595,379	3,520,045

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Series A		Series B	Additional		Total
	Common	Common	Series A	Preferred	Series B	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2011	3,406	—	—	—	—	—	185,404	(150,280)	35,124

Share-based compensation	—	—	—	—	—	—	1,784	—	1,784
Issuance of common stock	143	—	—	—	—	—	2,490	—	2,490
Shares issued for benefit plans and option exercises	27	—	—	—	—	—	171	—	171
Shares issued for services received	1	—	—	—	—	—	20	—	20
Value of beneficial conversion option	—	—	—	—	—	—	362	—	362
Warrant issued	—	—	—	—	—	—	1,182	—	1,182
Net loss	—	—	—	—	—	—	—	(31,812)	(31,812)
Balance, December 31, 2012	3,577	$—	—	$—	—	$—	$191,413	$(182,092)	$9,321

Conversion of subordinated notes	—	—	677	7	—	—	6,755	—	6,762
Issuance of preferred stock	—	—	250	2	400	4	6,494	—	6,500
Issuance costs	—	—	—	—	—	—	(40)	—	(40)
Preferred stock dividends	—	—	—	—	—	—	(326)	—	(326)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	31	—	1	—	326	—	326
Shares issued for benefit plans	90	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	867	—	867
Net loss	—	—	—	—	—	—	—	(15,636)	(15,636)
Balance, December 31, 2013	3,667	$—	958	$9	401	$4	$205,489	$(197,728)	$7,774

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(15,636)	$(31,812)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	886	814
Share-based compensation	867	1,784
Depreciation and amortization	1,017	1,821
Amortization of original issue discount	1,439	50
Amortization of deferred financing costs	250	57
Issuance of stock and warrants in exchange for services received	—	20
PIK notes issued for interest	575	137
Preferred stock dividends	(326)	—
Asset impairment	27	5,282
Loss (Gain) on disposition of fixed assets	59	(2)
Goodwill impairment	—	1,435
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(555)	9,637
Inventories	17	(17)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,298)	(2,418)
Prepaid expenses and other current assets	226	328
Assets of discontinued operations	2,236	6,739
Accounts payable	10,125	(4,003)
Accrued expenses	331	555
Billings in excess of costs and estimated earnings on uncompleted contracts	205	(3,336)
Customer deposits and other current liabilities	(2,003)	5,110
Liabilities of discontinued operations	523	(6,138)

Net cash used in operating activities	(3,035)	(13,957)

Cash Flows From Investing Activities
Proceeds from sale of businesses	5,483	—
Purchases of property and equipment	(573)	(986)
Decrease in restricted cash	—	225

Net cash provided by (used in) investing activities	4,910	(761)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	6,050
Payments of long-term debt	(3,407)	(234)
Debt issuance costs	—	(37)
Proceeds from issuance of common stock	—	2,550
Proceeds from issuance of preferred stock	6,500	—
Costs related to stock issuances	(40)	(60)
Proceeds from issuance of shares for benefit plans	—	171

Net cash provided by financing activities	3,053	8,440

Net Increase (Decrease) in Cash and Cash Equivalents	4,928	(6,278)

Cash and Cash Equivalents, at beginning of period	2,012	8,290

Cash and Cash Equivalents, at end of period	$6,940	$2,012

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest — discontinued operations	$168	$215

Stock, warrants and options issued in exchange for services received	—	20

Value of subordinated notes and accrued interest converted to preferred stock	6,762	—

Accrued dividends satisfied through issuance of preferred stock	326	—

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Huntersville, North Carolina, is a provider of energy efficiency solutions for small businesses under utility demand side management programs.

As of December 31, 2012, the Company was in active discussions to sell its Public Sector business and ultimately came to terms with a buyer and closed on the sale of this business on February 28, 2013.   It also shut down its Asset Development business (excluding GES-Port Charlotte) effective December 31, 2012, sold GES-Port Charlotte effective November 1, 2013, its regional HVAC service business effective November 6, 2013 and its rights under its contract with the Army Corps of Engineers effective December 31, 2013.   The operating results and associated assets and liabilities of these businesses have been reported as discontinued operations in the accompanying financial statements.

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

Concentration of Risk

The Company’s customers are primarily utilities and their small business customers.  During 2013, revenue generated under four utility programs represented 75% of the Company’s consolidated revenue, whereas during 2012, three utility programs generated 86% of the Company’s consolidated revenue.

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  During 2013, two suppliers were responsible for 41% and 12% of the Company’s purchases, respectively, while during 2012 one supplier was responsible for 49% of the Company’s purchases.

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

The following is a summary of changes to the allowance for doubtful accounts (in thousands):

Year ended December 31,	2013	2012

Balance at the beginning of the period	$960	$279

Additions charged to costs and expenses	886	814

Amounts written-off	(22)	(133)

Balance at the end of the period	$1,824	$960

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

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  During the fourth quarter of 2013, the Company undertook an assessment of its goodwill for possible impairment and concluded that the fair value of the continuing business, based on the discounted current value of the estimated future cash flows, exceeded the carrying value, indicating that the goodwill was not impaired.  As explained further in Note 4, the Company sold its ESCO business on February 28, 2013.  Utilizing the sales price of this business as an indicator of its fair market value, it concluded that the goodwill associated with this business was partially impaired.  As a result, it reduced the carrying value of the goodwill by $1.4 million, to $5.3 million and recorded a $1.4 million impairment loss during the fourth quarter of 2012.

The Company considered various factors in determining the fair value of its business, including discounted cash flows from projected earnings, values for comparable companies and the market price of its common stock. It will continue to monitor for any impairment indicators such as underperformance of

Lime Energy Co.

Notes to Consolidated Financial Statements

projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that the business does not achieve projected results, or, as the result of changes in facts of circumstances, the Company could incur an additional goodwill impairment charge in a future period.

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

These estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.  During the fourth quarter of 2012, the Company determined that the future cash flows of its Zemel Road generating facility were likely to be less than initially anticipated, due to lower than projected gas flow rates and higher than expected operating costs.  As a result, the fair market value was determined to be less than the Company’s current carrying value, indicating an impairment of this asset’s value.

On February 28, 2013, the Company sold its ESCO business. The sales price received upon the sale of this business was less than the Company’s carrying value as of December 31, 2012, indicating that the asset was partially impaired.  The Company therefore reduced the carrying value of the assets associated with this business during the fourth quarter of 2012, recording a$3.2 million impairment loss in the process.

Intangible Assets

The Company’s finite life intangible assets are comprised of technology and software.  Finite life intangible assets are amortized based on the timing of expected economic benefits associated with the asset over their estimated useful lives.  The Company estimated that the useful life of its technology and software to be between five to seven years.

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

On February 28, 2013, the Company sold its ESCO business. The sales price received upon the sale of this business was less than the Company’s carrying value as of December 31, 2012, indicating that the asset was partially impaired.  As part of the adjustment to reduce the carrying value of the assets of this business to the implied fair value, it wrote off all of the intangibles assets associated with the business in the fourth quarter of 2012.

Lime Energy Co.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Any amounts billed prior to satisfying the Company’s revenue recognition criteria is recorded as “Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts” (“Billings in Excess”) in the accompanying consolidated balance sheets.  Billings in Excess totaled $1.7 million and $1.5 million as of December 31, 2013 and 2012, respectively.

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

As of December 31, 2013, the Company had customer projects underway for which it had recognized revenue but not yet invoiced the customer.  The Company records this unbilled revenue as a current asset titled “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.” The Company had Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts of $6.6 million and $3.3 million at December 31, 2013 and 2012, respectively.

Other Liabilities

In December 2012, one of the Company’s major suppliers agreed to allow it to pay for approximately $5.3 million worth of purchases over a 23 month period.  The balance of this liability was $3.2 million and $5.3 million as of December 31, 2013 and 2012, respectively and has been included in other current liabilities and other long-term liabilities in the accompanying consolidated financial statements.

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $152,000 and $212,000 for the periods ended December 31, 2013 and 2012, respectively.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

calculate the diluted earnings per share.  The treasury stock method assumes that the Company uses the proceeds from the exercise of in-the-money options and warrants to repurchase common stock at the average market price for the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants.

The Company has not included the outstanding options, warrants, preferred stock or convertible debt as common stock equivalents when calculating the diluted loss per share for the years ended December 31, 2013 or 2012, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and convertible debt that is not included in the basic and diluted loss per share available to common stockholders:

December 31,	2013	2012
Weighted average shares issuable upon exercise of outstanding options	469,625	624,588
Weighted average shares issuable upon exercise of outstanding warrants	767,643	145,695
Weighted average shares issuable upon conversion of convertible preferred	655,599	—
Weighted average shares issuable upon conversion of convertible debt	897,041	211,217
Total	2,789,908	981,500

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The following are the components of the Company’s stock compensation expense during the years ended December 31, 2013 and 2012, respectively:

	2013	2012

Stock Options	$698	$1,322

Restricted Stock	169	481

Employee Stock Purchase Plan (1)	—	(19)

Total Stock Compensation Expense	$867	$1,784

(1)         The Employee Stock Purchase Plan was terminated before its planned expiration during 2012 due to the Company’s inability to maintain a current registration statement for the shares.  Upon the termination of the Plan, the Company reversed previously recorded compensation expense associated with employee’s rights to purchase shares under the Plan.

Please refer to Notes 23, 24 and 25 for additional information regarding share-based compensation expense.

Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 4 — Sale of ESCO Business

On February 28, 2013, the Company sold its ESCO business to Powersecure, Inc., a wholly-owned subsidiary of PowerSecure International, Inc. (“Powersecure”).  The ESCO business, which represented the largest portion of the Company’s public sector business, designed, installed and maintained energy conservation measures, primarily as a subcontractor to large energy service company providers (“ESCOs”), for the benefit of public sector, commercial, industrial and institutional customers as end users.  The sale was structured as an asset sale.  The total purchase price for the assets sold was $4.0 million in cash, subject to a working capital adjustment, and the assumption of approximately $9.8 million of liabilities, comprising certain other debts, liabilities and obligations relating to the acquired business and assumed contracts.  After application of the working capital adjustment in accordance with the Purchase Agreement, the cash purchase price was approximately $1.9 million, subject to post-closing confirmation of the working capital adjustment, resulting in an effective purchase price, including the assumption of liabilities, of approximately $11.7 million.  In connection with the acquisition of the ESCO business, PowerSecure assumed certain unfinished contracts and projects in the acquired business, along with the accounts receivables and accounts payables associated with those projects.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

After adjusting the carrying value of the assets during the fourth quarter of 2012, the net carrying value of the assets and liabilities of the ESCO business was equal to the proceeds received for the sale of the business on February 28, 2013, therefore there was no gain or loss resulting from the sale recorded during 2013.  However, the Asset Purchase Agreement provided that within 90 days of the closing the seller provide the buyer a final calculation of the Closing Net Working Capital as of February 28, 2013.  To the extent that this calculation showed an increase in the Closing Net Working Capital from the amount estimated on the closing date, the buyer would owe the seller an amount equal to the increase and to the extent the Closing Net Working Capital was less than the amount estimated on the closing date, the seller would owe the buyer an amount equal to the reduction.  The calculation of the final Closing Net Working Capital was completed in August 2013 and it was determined that the buyer owed the seller an additional $128 thousand.  This additional consideration has been included in income from discontinued operations during the quarter ended September 30, 2013.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets.” It records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Its cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. During the fourth quarter of 2012, its estimates regarding future cash flows indicated that the fair-market value of the Zemel Road landfill-gas to electricity generating facilities was less than its current carrying value.  Accordingly, it recorded a $3.5 million impairment charge for impairment to both the intangible asset and the associated PP&E to reduce the recorded value of these assets to their estimate of fair market value during the fourth quarter of 2012.

On November 1, 2013, the Company sold GES-Port Charlotte to Green Gas Americas, Inc. (“Green Gas” or the “Buyer”). The sale was consummated pursuant to a Membership Interest Purchase Agreement (the ‘Purchase Agreement”), dated November 1, 2013, by and between LEAD, as the seller, and Green Gas, as the purchaser.  The total purchase price paid for the membership interest was $3.3 million, less a $152,300 contribution on the part of the Seller toward the cost of wellfield improvements.  The agreement also provides for a 5%, or $165,000, hold-back of the purchase price (the ‘Hold-Back’) to be held in escrow to cover the indemnification obligations of the seller and any additional pre-closing liabilities.  The Hold-Back will be reduced by $60,000 on February 2, 2014; $40,000 on July 2, 2014; and $65,000 on November 2, 2014, to the extent it has not been applied by the Buyer to any obligations of the Seller.  The Company provided typical indemnifications to the Buyer, including for breach of representations, third party claims, pre-closing liabilities, etc., all of which are capped at the total purchase price paid by the Buyer.

As part of the Purchase Agreement, Lime agreed to assume GESPC’s obligation to Florida Power and Light (“FP&L”) for the cost of completing an interconnect between GESPC’s facility and the FP&L’s transmission system.  This obligation totaled $400,000 as of November 1, 2013, and requires monthly payments of $50,000 to FP&L.

The Company recognized a $27,000 loss on the sale of GESPC.  In recognition of this, it reduced the carrying value of GESPC’s assets by this amount during the third quarter of 2013, incurring a $27,000 impairment charge as a result.

Upon the closing of the transaction, the Company repaid in full the term loan it used to fund the construction of the Zemel Road facility.

Note 6 — Discontinued Operations

As of December 31, 2012, the Company was in active discussions to sell its Public Sector business and ultimately came to terms with a buyer and closed on the sale of this business on February 28, 2013.   It also shut down its Asset Development business (excluding GES-Port Charlotte) effective December 31, 2012, sold GES-Port Charlotte effective November 1, 2013, its regional HVAC service business effective November 6, 2013 and its rights under its contract with the Army Corps of Engineers effective December 31, 2013.   The operating results and associated assets and liabilities of these businesses have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Lime Energy Co.

Notes to Consolidated Financial Statements

The revenue and loss related to discontinued operations were as follows (in thousands):

Year ended December 31,	2013	2012

Revenue	$6,805	$44,133

Operating Loss	$(4,499)	$(16,060)

The assets and liabilities related to discontinued operations were as follows (in thousands):

December 31,	2013	2012

Cash	$—	$380
Accounts Receivable	2,423	10,017
Costs and estimated earnings in excess of billings on uncompleted contracts	1,019	1,567
Prepaid expenses and other	—	41
Total current assets	3,442	12,005

Deferred financing costs	—	228
Net Property and Equipment, net	—	3,732
Goodwill	—	5,337
Total long-term assets	—	9,297

Total Assets	$3,442	$21,302

Current portion of long-term debt	$—	$3,413
Accounts Payable	2,240	1,568
Accrued Expense	504	3,447
Billings in excess of costs and estimated earnings on uncompleted contracts	460	7,550
Customer Deposits	41	—
Total current liabilities	3,245	15,978

Long-Term Debt, less current portion	—	5

Total Liabilities	$3,245	$15,983

Note 7 — Impairment Loss

During the fourth quarter of 2012, the Company completed a review of the assets of its GES-Port Charlotte subsidiary, which holds the Zemel Road landfill gas to electricity generating facility, and determined that based on its discounted projected future operating cash flows, that the fair market value of the assets was less than the Company’s current carrying value.  The $2.5 million carrying amount of the intangible asset associated with the facility (Level 3 asset) was written-down to its fair value of $0, resulting in an impairment charge of $2.5 million, which is included in the loss from operation of the discontinued business in the accompanying consolidated financial statements. The $4.6 million carrying

Lime Energy Co.

Notes to Consolidated Financial Statements

amount of the generating assets (Level 3 assets) were written-down to their fair value of $3.5 million, resulting in an impairment charge of $1.1 million, which is also included in the loss from operation of the discontinued business during the fourth quarter of 2012.  The Company recorded an additional impairment loss of $27,000 during the third quarter of 2013, when it closed on the sale of GES-Port Charlotte (see Note 5 for additional information regarding the sale transaction).

On February 28, 2013, the Company sold its ESCO business, with comprised the majority of its public sector business.  The sales price received for this business was less than the Company’s carrying value, indicating that the assets were impaired.  Accordingly, the Company reduced the carrying value of the property, plant and equipment and intangible assets to $0 and reduced the value of the goodwill associated with the business by $1.4 million.  The total impairment loss recorded during the fourth quarter of 2012 as a result of these adjustments was $3.2 million.  The impairment loss has been included in the loss from operation of the discontinued business in the accompanying consolidated financial statements.

Note 8 — Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2013	2012

Buildings & improvements	$41	$37
Construction equipment	21	21
Furniture	338	337
Office equipment	3,565	2,998
Transportation equipment	329	338
	4,294	3,731

Less accumulated depreciation	(2,732)	(2,046)

	$1,562	$1,685

Total depreciation expense was $1.0 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.  Included in this expense was depreciation from discontinued operations of $203 thousand and $412 thousand for the years ended December 31, 2013 and 2012, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 9 — Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations.  ASC 350, “Goodwill and Other Intangible Assets”, requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.   The following is a summary of the Company’s goodwill (in thousands):

	Continuing
	Operations	Discontinued Operations
	AEM	AEM	C&I	Total

Balance at December 31, 2011	$6,009	$5,849	$923	$12,781

Corporate reorganization	—	923	(923)	—
Goodwill impairment	—	(1,435)	—	(1,435)

Balance at December 31, 2012	$6,009	$5,337	$—	$11,346

Sale of public sector	—	(5,337)	—	(5,337)

Balance at December 31, 2013	$6,009	$—	$—	$6,009

The components of intangible assets as of December 31, 2013 and 2012 are as follows (in thousands):

	Weighted Average Remaining Life (months)	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
As of December 31, 2013
Amortized intangible assets:
Technology and software	—	125	125	—	—
Total		$125	$125	$—	$—

As of December 31, 2012
Amortized intangible assets:
Technology and software	3.0	125	115	—	10
Total		$125	$115	$—	$10

The aggregate amortization expense from continuing operations was $10,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively.  The aggregate amortization expense from discontinued operations was $0 and $668,000 for the years ended December 31, 2013 and 2012, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 10 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2013	2012

Compensation	$1,423	$644
Interest	—	2
Job costs	73	214
Rent	151	507
Sales tax payable	1,184	1,159
Taxes	71	27
Other	5	24

	$2,907	$2,577

Note 11 — Revolving Line of Credit

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

Note 12 — Notes Payable

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), entered into a Loan Agreement with RBC Bank (USA) (RBC Bank was subsequently acquired by PNC Bank) (“PNC”) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement was to mature on, and all outstanding balances were due and payable on, October 31, 2016.  The Loan Agreement required the monthly payment of interest and principal based on a 20-year amortization and a mandatory pre-payment at the end of each calendar year, commencing with the calendar year ending December 31, 2012, equal to 50% of GES’s Excess Cash Flow.  Excess Cash Flow was defined in the Loan Agreement as earnings before interest, taxes, depreciation and amortization (“EBITDA”) less cash taxes paid, less Debt Service, and less up to $10,000 in capital expenditures.  Debt Service was defined to equal the sum of (a) the total of principal and interest payments on funded debt (excluding excess cash flow mandatory prepayments), plus (b) any cash dividends or distributions (excluding the permitted distribution of the US Treasury Grant).    No Excess Cash Flow payment was due for 2012.  The loan carried an interest rate equal to 30-day LIBOR plus 500 basis points.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Loan Agreement could have been accelerated.

The Loan Agreement contained a covenant that required GES to maintain a minimum Debt Service Coverage Ratio to 1.35 to 1.0.  The Debt Service Ratio is defined as the ratio of (a) EBITDA, less cash taxes and unfunded capital expenditures to (b) Debt Service.  As of December 31, 2012, the company was not in compliance with the debt Service Coverage Ratio.  On January 4, 2013, PNC notified the Company that the loan was in default as a result of the failure to meet the minimum Debt Coverage Ratio, but that it has chosen not to exercise its rights, but reserved the right to do so in the future.  On July 2, 2013, PNC notified the Company that it was requiring the Company to start paying interest at the default rate of LIBOR plus 9.00% per annum.  The Company remained current with all scheduled loan payments and repaid the loan in full upon the sale of GES-Port Charlotte on November 1, 2013.  The entire balance of the note has been included in current liabilities of discontinued operations in the accompanying consolidated financial statements as of December 31, 2012, due to the fact that the default was on-going at that time and had not been waived by the bank.

The Company entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap was being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The mark-to-market value of the swap was a liability of $66,000 of December 31, 2012, which has been included in current liabilities of discontinued operations in the accompanying consolidated financial statements.  The interest rate swap was settled on November 1, 2013.

Note 13 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of Directors (collectively with the other investors, the “Investors”).  Pursuant to the terms of the Series A Purchase Agreement, the Investors purchased 926,223 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) at a price per Preferred Share of $10.00.  The purchase price was paid with (a) $2,500,000 in cash and (b) the exchange of $6,779,950 (principal amount and accrued interest) of the Company’s Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”), representing all of the outstanding Notes.

The Series A Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series A Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.

The Series A Preferred Shares may be converted at the election of the holder of such shares, into shares of the Company’s common stock at a conversion price which was initially equal to $3.78 per share (the “Conversion Price’).  The Conversion Price is to be proportionately adjusted for stock splits, combinations and similar recapitalizations, and, subject to a floor of $3.50, shall be adjusted for future issuances of common stock (excluding certain issuances) at a price per share less than the Conversion Price on a broad based, weighted average basis.  The Company can require conversion of the Series A Preferred Shares if the weighted average price for its common stock is at least two hundred percent (200%) of the Conversion Price for at least 20 trading days during a 30 trading day period ending within 5

Lime Energy Co.

Notes to Consolidated Financial Statements

trading days prior to the Company sending a notice of forced conversion to the holders of the Series A Preferred Shares.  On December 30, 2013, as the result of the issuance of shares of series B convertible preferred stock, the Conversion Price of the Series A Preferred Shares was reduced to $3.58 per share.  The Conversion Price was further reduced to $3.51 per share on February 4, 2014, when the Company issued additional shares of series B convertible preferred stock.

The Company may redeem all or a portion of the Series A Preferred Shares at its option at any time unless prohibited by Delaware law governing distributions to stockholders.  The redemption price for each Series A Preferred Share shall be its original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) plus any accrued but unpaid dividends multiplied by a factor based on the date the notice of such redemption is sent to holders of the Series A Preferred Shares. If such notice is sent before the first anniversary of the issuance of the Series A Preferred Shares, the factor shall be 103%, if thereafter but before the second such anniversary, the factor shall be 102%, if thereafter but before the third such anniversary, the factor shall be 101% and thereafter, the factor shall be 100%.

In connection with the entry into the Purchase Agreement, the Company issued the Investors warrants to purchase 264,551 shares of its common stock at $3.78 per share (the “Series A Warrants”).  These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option.  In recording the transaction, the Company allocated the value of the proceeds to the Series A Preferred Shares and the Series A Warrants based on their relative fair values.  In doing so, it determined that the Series A Preferred Shares contained a beneficial conversion feature worth $415 thousand.  The value of the beneficial conversion feature, along with the value of the warrants, also determined to be $415 thousand, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital.

The Series A Purchase Agreement requires that the Company seek stockholder approval of the conversion of the Series A Preferred Shares and the exercise of the Series A Warrants on or before December 31, 2013.  The Company did seek such approval at its annual meeting of stockholders held on December 3, 2013, at which time stockholders approved the issuance of shares of the Company’s common stock upon the conversion of the Series A Preferred Stock and the exercise of the Series A Warrants.

The Company intends to use the cash proceeds from the sale of the Series A Preferred Shares for general corporate purposes.

Note 14 — Subordinated Convertible Term Notes

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Sub Debt Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of Directors (collectively with the other investors, the “Holders”).  Pursuant to the terms of the Sub Debt Purchase Agreement, the Holders lent the Company $6,050,000 under a Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”).  The Notes had a term of five years, accrued interest at the rate of 12-1/2% per year, payable semi-annually at the Company’s election in cash or additional Notes.  On September 23, 2013, the Notes and all accrued interest were converted to shares of Series A Preferred Stock (see Note 13 for additional information regarding the Series A Preferred Stock).

Lime Energy Co.

Notes to Consolidated Financial Statements

In connection with the entry into the Sub Debt Purchase Agreement, the Company issued the Holders warrants to purchase 644,991 shares of its common stock at $4.69 per share (the “Sub Debt Warrants”).  These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option.  The Company determined the value of the Sub Debt Warrants to be $1.4 million using a trinomial option pricing model.

In recording the transaction, the Company allocated the value of the proceeds to the Notes and Sub Debt Warrants based on their relative fair values.  In doing so, it determined that the Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Notes (determined on the Note issuance date) exceeded the value allocated to the Notes of $4,924,000.  The Notes were convertible into 1,179,912 shares of common stock, which at the market price of $4.48 per share on date of issuance of the Notes was worth $5,286,000.  The difference of $362,000 between the market value of the shares issuable upon conversion and the value allocated to the Notes was considered to be the value of the beneficial conversion feature.

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Notes, which was being amortized over the term of the Notes using the effective interest method.  Amortization of the discount of $200,000 and $50,000 was included in interest expense during the years ended December 31, 2013 and 2012, respectively.  Upon the conversion of the Notes to preferred stock in September 2013, the remaining unamortized discount of $1.2 million was recorded to interest expense.

The Company incurred costs of approximately $37,000 to issue the Notes.  These costs were capitalized and were also being amortized over the term of the Notes using the effective interest method.  Amortization of the deferred issuance costs of $5,000 and $2,000 was included in interest expense during the years ended December 31, 2013 and 2012, respectively.  Upon the conversion of the Notes to preferred stock in September 2013, the balance of the deferred issuance costs of $30,000 was recorded to interest expense.

The Company elected to pay the interest accrued through September 23, 2013, of $712,000 in additional Notes.  The Notes issued in satisfaction of the accrued interest were also converted to shares of preferred stock on September 23, 2013.

Note 15 —Sale of Series B Preferred Stock

On December 30, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series B Purchase Agreement”) with a group of Series B Investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder (collectively with the other investors, the “Series B Investors”).  Pursuant to the terms of the Series B Purchase Agreement, the Series B Investors purchased 400,000 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Shares”) at a price per Series B Preferred Share of $10.00.

The Series B Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series B Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Series B Preferred Shares may be converted, at any time following the approval of such conversion by the Company’s stockholders, at the election of the holder of such shares, into shares of the Company’s common stock at a conversion price which was initially equal to $2.83 per share (the “Conversion Price’).  The Conversion Price shall be proportionately adjusted for stock splits, combinations and similar recapitalizations, and, subject to a floor of $2.50, shall be adjusted for future issuances of common stock (excluding certain issuances) at a price per share less than the Conversion Price on a broad based, weighted average basis.  The Company can require conversion of the Series B Preferred Shares if the weighted average price for its common stock is at least two hundred percent (200%) of the Conversion Price for at least 20 trading days during a 30 trading day period ending within 5 trading days prior to the Company sending a notice of forced conversion to the holders of the Series B Preferred Shares.

The Company may redeem all or a portion of the Series B Preferred Shares at its option at any time, unless prohibited by Delaware law governing distributions to stockholders.  The redemption price for each Series B Preferred Share shall be its original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) plus any accrued but unpaid dividends multiplied by a factor based on the date the notice of such redemption is sent to holders of the Series B Preferred Shares. If such notice is sent before the first anniversary of the issuance of the Series B Preferred Shares, the factor shall be 103%, if thereafter but before the second such anniversary, the factor shall be 102%, if thereafter but before the third such anniversary, the factor shall be 101% and thereafter, the factor shall be 100%.

In connection with the entry into the Series B Purchase Agreement, the Company issued the Series B Investors warrants to purchase 565,372 shares of its common stock at $2.83 per share (the “Series B Warrants”).  These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option.  The Warrants may not be exercised until the Company’s common stockholders approve the exercise of the Warrants.

In recording the transaction, the Company allocated the value of the proceeds to the Series B Preferred Shares and the Series B Warrants based on their relative fair values.  In doing so, it determined that the Series B Preferred Shares contained a beneficial conversion feature worth $665 thousand.  The value of the beneficial conversion feature, along with the value of the warrants, also determined to be $665 thousand, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital.

The Series B Purchase Agreement requires that the Company seek stockholder approval of the conversion of the Series B Preferred Shares and the exercise of the Series B Warrants on or before July 31, 2014.  The Company expects to seek such approval at its next annual meeting of stockholders.

The Company intends to use the cash proceeds from the sale of the Series B Preferred Shares for general corporate purposes.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 16 — Letter of Credit Agreement

On December 7, 2012, the Company entered into a Letter of Credit Agreement (the “Agreement”) with Richard P. Kiphart, the Company’s Chairman and largest individual stockholder.  Pursuant to the Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,000,000.  The Letter of Credit is being used to support the issuance of performance bonds required by certain of the Company’s contracts with Public Sector customers.  Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Letter of Credit was to terminate on December 7, 2013, however he has agreed to extend his support for outstanding Letters of Credit until the projects they are associated with are completed sometime in 2014.

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

The Company issued Mr. Kiphart a warrant (the “Warrant”) to purchase 39,286 shares of its common stock at an exercise price of $3.57 as consideration for his obligations under the Agreement.  The Warrant has a three year term and may be exercised on a cashless basis at Mr. Kiphart’s election.  The Company determined the value of the Warrant to be $56,000 using a trinomial option pricing model.  The value of the Warrant was recorded to deferred financing costs and is being amortized on a straight-line basis over the term of the agreement, with the amortization included in the loss from operation of discontinued business.

Note 17 — Long Term Debt

The Company’s long term debt consists of the following (in thousands):

December 31,	2013	2012 (1)

Subordinated convertible term notes (less debt discount of $1.4 million as of December 31, 2012), 12-1/2% due on October 22, 2017. Exchanged for Series A Preferred Stock on September 23, 2013.	—	4,748

Total debt	—	8,153

Less current portion	—	3,405

Long-term debt, less current maturities	$—	$4,748

(1)         Excludes $3,405 due to PNC Bank which is included in current liabilities of discontinued operations.  Please see Note 12 for additional information regarding this note.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 18 — Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31,	2013	2012
Line of credit (1) (Note 11)	$3	$21
Term Note (Note 12)	168	212
Subordinated convertible notes (Note 13)	575	137
Other	1	8
Change in value of interest rate swap (Note 12)	(12)	22
Amortization of deferred issuance costs and debt discount (Notes 14)	1,689	103
Total Interest Expense	$2,424	$503
Continuing operations	2,052	215
Discontinued operations	$372	$288

(1)         Expense represents unused line fees.

Note 19 — Lease Commitments

The Company leased offices in California, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania and Texas at various times during 2012 and 2013 from unrelated third parties under leases expiring through 2022, for which it paid a total of $739,000 and $733,000 during 2013 and 2012, respectively.

Future annual minimum rentals to be paid by the Company under these non-cancellable operating leases as of December 31, 2013 are as follows (in thousands):

Year ending December 31,	Total
2014	763
2015	649
2016	443
2017	290
2018	281
2019	286
2020	287
2021	290
2022	47
Total	$3,336

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 20 — Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Year ended December 31	2013	2012
Deferred
Federal	$(6,245)	$(12,200)
State	(1,511)	(2,943)
Change in valuation allowance	7,756	15,143

Total	$—	$—

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

December 31	2013	2012
Deferred Tax Assets:
Federal and state net operating loss carryforwards	$53,862	$47,020
Stock-based compensation	6,242	6,242
Allowance for doubtful accounts	1,190	938
Goodwill	151	239
Property & equipment	56	681
Other	643	870
Amortization of intangibles	1,129	—
Valuation allowance	(63,273)	(55,517)
Total deferred tax assets	$—	$473

Deferred Tax Liabilities:

Amortization of intangibles	—	(473)
Net deferred tax asset (liability)	$—	$—

The Company has recorded a valuation allowance equaling the net deferred tax assets due to the uncertainty of its realization in the future.  At December 31, 2013, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $147 million, which expire in the years 2018 through 2033.  Under Section 382 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of its net operating loss carryfowards will be significantly limited under certain circumstances.  Based on an analysis of ownership changes prior to 2008, approximately $8.5 million of the net operating losses will expire unused due to Section 382 limitations.

Lime Energy Co.

Notes to Consolidated Financial Statements

A reconciliation of the statutory federal rate of 34% and the effective income tax rate for continuing operations for the years-ended December 31, 2013 and 2012 is as follows:

Year ended December 31,	2013	2012

Federal income tax at statutory rate	34.0%	34.0%

State and local taxes, net of federal benefit	6.0%	5.0%

Other	9.0%	1.0%

Valuation Reserve	(49.0)%	(40.0)%

Effective income tax rate	0.0%	0.0%

The Company has recorded a valuation allowance of $63.2 million due to the uncertainty of future utilization of the deferred tax assets.

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2013.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.  The statute of limitations is normally three years from the extended due date of the return for federal and state tax purposes.  However, for taxpayer’s with NOLs, the statute is effectively open to any year in which an NOL was generated.  The statute of limitations for the Company is therefore effectively open for the years 1998 through 2013.  The Company’s federal returns have been audited for the 2008 and 2009 tax years.

Note 21 — Commitments and Contingencies

The Company carries Directors and Officers insurance with an aggregate limit of $10 million, which it anticipates will cover the cost of defending an existing class action suit and derivative action and any related awards or settlements, up to the limit of the policy.  At this point in the legal process, the Company estimates that its reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be between $5.5 million and $6.0 million, of which $5.4 million had been incurred through December 31, 2013.  There are many factors that could cause the actual costs to exceed or be less than this estimate, therefore the Company has not accrued for these potential future costs.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 22 — Equity Transactions

2011 Transactions

a)             During 2011, the holders of options to purchase 7,707 shares of the Company’s common stock exercised their options.  Of these, options to purchase 5,197 were exercised on a cashless basis whereby the holder exchanged 4,027 shares they were entitled to purchase pursuant to the options to cover the exercise price.  The total shares issued as a result of the exercise of the options exercised on a cash and cashless basis were 3,680 shares.

b)             During 2011, the Company granted 6,644 shares of its common stock to seven of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board and various Board committees.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

c)              During the first quarter of 2011, the Company issued 15,435 shares of restricted stock to eight senior employees.  These shares vest equally on December 31, 2011, 2012 and 2013 if the holder is still employed by the Company on the vesting date.

d)             During 2011, the Company issued 35 shares of its common stock to ten employees as part of its Employee Recognition Program.

2012 Transactions

e)              In January 2012, the Company issued 877 shares of its common stock to a consultant as compensation for services.

f)               In January 2012, the Company issued 8,543 shares of restricted stock to nine senior employees.  These shares vest equally on December 31, 2012, 2013 and 2014 if the holder is still employed by the Company on the vesting date.

g)              On May 15, 2012, the Company sold 142,858 shares of its common stock to Richard Kiphart, the Company’s Chairman, at the prior day closing bid price of $17.85 per share.

h)             During 2012, the Company issued 10,946 shares of its common stock in exchange for $170,599 received from employees who participated in its Employee Stock Purchase Plan.

i)                 During 2012, the Company granted 8,733 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

j)                During 2012, the Company issued 14 shares of its common stock to two employees as part of its Employee Recognition Program.

k)             On December 7, 2012, the Company issued a warrant to purchase 39,286 shares of its common stock at $3.57 per share to Richard Kiphart, its Chairman, in exchange for his agreement to cause the issuance of a letter of credit in the amount of $1 million to support the issuance of surety bonds for use by the Company.

Lime Energy Co.

Notes to Consolidated Financial Statements

2013 Transactions

l)                 During 2013, the Company granted 43,489 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

m)         During 2013, the Company granted 49,951 shares of restricted stock to five senior employees.  These shares vest in equal amounts on each of December 31, 2014, 2015 and 2016, if the employee still works for the Company on the vesting date.

n)             On September 23, 2013, the Company issued 926,223 shares of Series A Preferred Stock and warrants to purchase 264,551 shares of its common stock as part of a transaction in which it converted all of its outstanding Subordinated Convertible Notes and raised $2.5 million of cash.  Please see Note 13, for additional information regarding this transaction.

o)             On December 30, 2013, the Company sold 400,000 shares of its Series B Preferred Stock and warrants to purchase 565,372 shares of its common stock to two investors for $4 million.  Please see Note 14, for additional information regarding this transaction.

p)             The Company had outstanding warrants to purchase 1,515,698 and 697,205 shares of its common stock as of December 31, 2013 and 2012, respectively.  Outstanding warrants can be exercised at any time prior to their expiration dates which range between December 2014 and December 2018.  The following table summarizes information about warrants outstanding as of December 31, 2013:

	Warrants Outstanding
Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$2.83 - $4.00	869,209	4.8 years	$3.15
$4.01 - $10.00	644,991	3.8 years	4.69
$10.01 - $25.00	715	2.0 years	22.40
$25.01 - $735.00	783	1.0 years	92.60

	1,515,698	4.4 years	$3.86

Note 23 — Stock Options

On June 4, 2008, the Company’s stockholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 2001 Stock Incentive Plan, as amended.  The 2008 Plan provided that up to 40,000 shares of the Company’s common stock could be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees.  In addition, the 2008 Plan originally provided for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2009, in an amount equal to 14,286 shares.  On November 26, 2008, the Company’s Compensation Committee approved amendments the 2008 Plan to i) increase the maximum number of shares of Common Stock authorized for issuance under the 2008 Plan by 50,000 shares, from

Lime Energy Co.

Notes to Consolidated Financial Statements

40,000 shares to 90,000 shares, and (ii) raise the automatic increases in the number of shares available for awards by 21,429 shares, from 14,286 to 35,715, each year beginning in 2009.  The holders of a majority of the Company’s outstanding capital stock approved the Plan Amendment pursuant to a consent dated November 26, 2008.  On March 25, 2010, the Compensation Committee approved a second amendment to the 2008 Plan to increase the shares available under the plan by an additional 245,714 shares, from 161,429 shares to 407,143 shares.  The second amendment was approved by the Company’s stockholders on June 3, 2010.

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

As of December 31, 2013, there were approximately 123 employees of the Company eligible to participate in the 2008 Plan, and 201,425 shares of common stock reserved for issuance under the 2008 Plan.

Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above.  The Directors’ Plan was replaced during 2010 by the 2010 Non-Employee Directors’ Stock Plan, which is described in Note 24.

Lime Energy Co.

Notes to Consolidated Financial Statements

The following table summarizes the options granted, exercised, forfeited and outstanding through December 31, 2013:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2011	591,718	$21.28 - $1,844.85	$40.84

Granted	82,341	$3.64 - $24.78	$18.04
Exercised	—
Forfeited	(165,423)	$21.28 - $984.90	$41.42

Outstanding at December 31, 2012	508,636	$3.64 - $1,844.85	$37.00

Granted	2,859	$4.27 – $4.27	$4.27
Exercised	—
Forfeited	(64,861)	$22.82 - $1,844.85	$36.76

Outstanding at December 31, 2013	446,634	$3.64 - $1,675.80	$36.82

Options exercisable at December 31, 2013	340,557	$3.64 – $1,675.80	$39.84
Options exercisable at December 31, 2012	351,949	$22.82 – $1,844.85	$42.00
Options exercisable at December 31, 2011	364,134	$21.28 – $1,844.85	$47.32

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price

$3.64 - $4.00	14,286	8.9 years	$3.64	14,286	$3.64
$4.01 - $5.00	2,859	9.7 years	$4.27	—	$0.00
$5.01 - $6.00	7,143	8.7 years	$5.25	2,381	$5.25
$6.01 - $20.00	—			—
$20.01 - $50.00	365,098	5.7 years	$32.56	266,642	$33.92
$50.01 - $100.00	57,056	3.2 years	$73.47	57,056	$73.47
$100.01 - $1,675.80	192	.3 years	$1,384.19	192	$1,384.19

$3.64 - $1,675.80	446,634	5.5 years	$36.82	340,557	$39.84

Lime Energy Co.

Notes to Consolidated Financial Statements

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2013 of $2.89 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012 was $0. The aggregate intrinsic value of the exercisable options as of December 31, 2013 was $0. These amounts will change based on changes in the fair market value of the Company’s common stock.

The Company uses an Enhanced Hull-White Trinomial model to value its employee options. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Year ended December 31,	2013	2012

Weighted average fair value per options granted	$1.98	$1.60

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.02%	0.02%
Expected stock price volatility	62%	71%
Expected dividend payout	—	—
Expected option life (years) (1)	5.7	6.0
Expected turn-over rate	4.8%	5.0%
Expected exercise multiple	2.2	2.2

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

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant.  The Company recognized stock compensation expense for stock options of $698,000 and $1,322,000 during the years ended December 31, 2013, and 2012, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

As of December 31, 2013, $30,000 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized as follows:

Year ending December 31,
2014	$28,000
2015	2,000

Total	$30,000

In addition, there was approximately $538 thousand of unrecognized expense related to the Cliff Options that vest based on the occurrence of certain events which may be recognized over the next 1.3 years if the requirements for vesting are met.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company has also granted shares of restricted stock to certain senior managers under its 2009 Management Incentive Compensation Plan as a form of long-term incentive.  Grants under this plan typically vest over a three year period if the grantee is still an employee on the vesting date.

The following table summarizes the shares of restricted stock granted, vested, forfeited and outstanding as of December 31, 2013:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested Shares at December 31, 2011	15,286	$28.99

Granted	18,582	$21.16
Vested	(18,375)	$25.39
Forfeited	(2,622)	$16.24

Unvested Shares at December 31, 2012	12,871	$25.43

Granted	92,812	$3.22
Vested	(40,732)	$8.50
Forfeited	(2,367)	$6.83

Unvested Shares at December 31, 2013	62,584	$4.22

The Company accounts for grants of restricted stock in accordance with ASC 718. This pronouncement requires companies to measure the cost of the service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.  The Company recognized $169,000 and $481,000 of stock compensation expense related to the issuances of restricted stock in the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was approximately $165,000 of unrecognized expense related to these restricted stock issuances which will be recognized over a weighted-average period of 10.4 months.

Note 25 - Employee Stock Purchase Plan

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

For accounting purposes, each employee participating in the Employee Stock Purchase Plan is considered to have received a series of options for current and future offering periods to purchase shares at a price equal to the closing price on the first day of the offering period, less 15%.  The Company calculates the value of these options using a trinomial option pricing model and amortizes the values as share-based compensation expense over the term of option, which is considered to extend through the end of the related offering period.  The Company recorded net share-based compensation expense during 2012 of ($19,000), as the previously recognized cost associated with future offering periods was reversed due to the early cancellation of the Plan.

The Company’s stockholders authorized the 2013 Employee Stock Purchase Plan at the 2013 annual stockholders meeting held on December 3, 2013.  The 2013 Plan provides for two six-month offering periods with the first offering period commencing on January 1, 2014.  The 2013 Plan provides for the issuance of up to 42,858 shares of common stock.

Note 26 — Reverse Stock Split

Holders of a majority of the Company’s outstanding common stock, acting by written consent, approved amending the Company’s certificate of incorporation to effect a one-for seven reverse split of the Company’s stock in order for the Company to continue to meet the NASDAQ Stock Exchange’s requirement that it maintain a $1.00 minimum closing bid price for continued listing on the exchange.  The reverse stock split was effective October 10, 2013.  All share amounts presented in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Note 27 — Legal Matters

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of the Company’s securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by the Company dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws and naming as Defendants the Company and three of its officers, John O’Rourke, Jeffrey Mistarz and David Asplund.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants issued false and misleading statements concerning the Company’s revenues during the class period and thereby artificially inflated its stock price.  On January 21, 2014, following several months of arm’s length negotiations, the Lead Plaintiffs and Defendants entered into a stipulation of settlement under which this matter would be fully and finally settled.  As part of the settlement, Defendants agreed to cause $2.5 million to be paid into a settlement fund, which $2.5 million has been provided by the Company’s directors and officers liability insurers.  On January 28, 2014, Judge Sara Ellis entered an order granting preliminary approval of the class action settlement and notice to the settlement class in the matter.  The settlement remains subject to final approval by the court.  The final approval hearing has been set for May 13, 2014.

Lime Energy Co.

Notes to Consolidated Financial Statements

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of the Company’s officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Briefing on the motion to dismiss was completed as of July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss and dismissed the case with prejudice.  Plaintiffs have thirty days to file a notice of appeal.

SEC Investigation.  The Securities and Exchange Commission is conducting an investigation of, among other things, the Company’s revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  We are cooperating with the Commission’s investigation.

Note 28 — Related Parties

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement with a group of investors that included Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Christopher Capps, one of its directors.  Please see Note 14 for additional information regarding this transaction.

On December 7, 2012, the Company entered into a Letter of Credit Agreement with Richard Kiphart, the Company’s Chairman and largest individual stockholder, pursuant to which Mr. Kiphart agreed to provide collateral in connection with the issuance of letters of credit to support the issuance of surety bonds required under construction contracts won by the Company.  Please see Note 16 for additional information regarding this transaction.

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement with a group of investors that included Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Christopher Capps, one of its directors.  Please see Note 13 for additional information regarding this transaction.

On December 30, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement with two investors, including Richard Kiphart, the Company’s Chairman and largest individual stockholder.  Please see Note 15 for additional information regarding this transaction.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Company in accordance with internal policies and procedures applicable to such transactions with unrelated third parties); and (iii) compensation decisions with respect to executive officers other than the CEO, which are made by the Compensation Committee pursuant to recommendations of the CEO.

Note 29 — Business Segment Information

With the sale of the public sector business and renewable energy business during 2013, the Company considers all of its remaining operations to be in one business segment, its energy efficiency segment.

Note 30 — Selected Quarterly Financial Data (unaudited)

The following presents the Company’s unaudited quarterly results for fiscal 2013 and fiscal 2012. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data are presented in thousands.

	Fiscal 2013 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$11,216	$12,943	$13,354	$14,052	$51,565
Gross profit	2,626	3,751	3,703	3,727	13,807
Loss from continuing operations	(3,656)	(1,918)	(3,511)	(2,052)	(11,137)
Loss from discontinued operations	(3,050)	(128)	(329)	(992)	(4,499)
Net loss	(6,706)	(2,046)	(3,840)	(3,044)	(15,636)
Preferred dividends	—	—	(23)	(2,852)	(2,875)
Net loss available to common stockholders	(6,706)	(2,046)	(3,863)	(5,896)	(18,511)
Basic and diluted loss per common share from:
Continuing operations	$(1.02)	$(0.53)	$(0.98)	$(1.36)	$(3.90)
Discontinued operations	$(0.85)	$(0.04)	$(0.09)	$(0.28)	$(1.25)
Weighted averages shares	3,595	3,593	3,593	3,600	3,595

	Fiscal 2012 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$8,539	$8,012	$8,622	$10,274	$35,447
Gross profit	1,874	1,678	1,644	2,142	7,338
Loss from continuing operations	(2,511)	(3,888)	(4,805)	(4,548)	(15,752)
Loss from discontinued operations	(1,677)	(773)	(1,793)	(11,817)	(16,060)
Net loss	(4,188)	(4,661)	(6,598)	(16,365)	(31,812)
Basic and diluted loss per common share from:
Continuing operations	$(0.73)	$(1.11)	$(1.34)	$(1.27)	$(4.48)
Discontinued operations	$(0.49)	$(0.22)	$(0.50)	$(3.30)	$(4.56)
Weighted averages shares	3,425	3,498	3,578	3,577	3,520

Note 31 — Subsequent Events

On February 4, 2014, the Company raised $2 million through the sale of a package of securities that included 200,000 shares of its Series B Preferred Stock and a warrant to purchase 282,686 shares of its common stock at $2.83 per share.  The terms of transaction were substantially the same as the terms described in Note 15 above.