Form 10-Q
period 2014-03-31
LIME ENERGY CO.
filed 2014-05-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

3,731,705 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 12, 2014.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2014

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,
	2014	December 31,
	(unaudited)	2013 (1)

Assets

Current Assets
Cash and cash equivalents	$1,898	$6,940
Restricted cash	500	500
Accounts receivable, net of allowance for doubtful accounts of $1,849 and $1,824, respectively	9,409	9,151
Costs and estimated earnings in excess of billings on uncompleted contracts	4,845	6,625
Prepaid expenses and other	288	255
Current assets of discontinued operations	2,345	3,442
Total Current Assets	19,285	26,913

Net Property and Equipment	1,469	1,562
Long-Term Receivables	292	296
Goodwill	6,009	6,009

	$27,055	$34,780

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2014	December 31,
	(unaudited)	2013 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$11,674	$15,835
Accrued expenses	2,412	2,907
Billings in excess of costs and estimated earnings on uncompleted contracts	407	1,711
Customer deposits	74	72
Current liability to trade creditor	2,395	3,236
Current liabilities of discontinued operations	1,826	3,245
Total Current Liabilities	18,788	27,006

Total Liabilities	18,788	27,006

Stockholders’ Equity
Series A Preferred stock, $0.01 par value; 2,000,000 authorized 957,624 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	9	9
Series B Preferred stock, $0.01 par value; 1,000,000 authorized 601,232 and 401,232 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	6	4
Common stock, $.0001 par value; 50,000,000 shares authorized 3,726,705 and 3,667,295 issued and ouitstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	207,148	205,489
Accumulated deficit	(198,896)	(197,728)

Total Stockholders’ Equity	8,267	7,774

	$27,055	$34,780

See accompanying notes to condensed consolidated financial statements

(1)              Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2013

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

Three Months Ended March 31,	2014	2013

Revenue	$12,280	$11,216

Cost of sales	8,551	8,590

Gross Profit	3,729	2,626

Selling, general and administrative	4,910	6,029
Amortization of intangibles	—	6

Operating loss	(1,181)	(3,409)

Other Income (Expense)
Interest income	16	14
Interest expense	—	(261)

Total other income (expense)	16	(247)

Loss from continuing operations	(1,165)	(3,656)

Discontinued Operations:
Loss from operation of discontinued business	(3)	(3,050)

Net loss	$(1,168)	$(6,706)

Preferred stock dividends	(1,467)	—

Net loss available to common stockholders	$(2,635)	$(6,706)

Basic and diluted loss per common share from Continuing operations	$(0.71)	$(1.02)
Discontinued operations	—	(0.85)

Basic and Diluted Loss Per Common Share	$(0.71)	$(1.87)

Weighted Average Common Shares Outstanding	3,725	3,595

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

			Series A	Series A	Series B	Series B	Additional		Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2013	3,667	$—	958	$9	401	$4	$205,489	$(197,728)	$7,774

Issuance of preferred stock	—	—	—	—	200	2	1,998	—	2,000
Issuance costs	—	—	—	—	—	—	(8)	—	(8)
Preferred stock dividends	—	—	—	—	—	—	(457)	—	(457)
Shares issued for benefit plans	60	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—	(1,168)	(1,168)
Balance, March 31, 2014	3,727	$—	958	$9	601	$6	$207,148	$(198,896)	$8,267

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

Three Months Ended March 31,	2014	2013

Cash Flows From Operating Activities
Net Loss	$(1,168)	$(6,706)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	189	103
Share-based compensation	126	182
Depreciation and amortization	188	268
Amortization of deferred financing costs	—	26
Amortization of original issue discount	—	66
Loss on disposition of property and equipment	—	13
Changes in assets and liabilities, net of business dispositions:
Accounts receivable	(443)	385
Costs and estimated earnings in excess of billings on uncompleted contracts	1,780	(574)
Prepaid expenses and other	(33)	(20)
Assets of discontinued operations	1,097	1,304
Accounts payable	(4,161)	1,018
Accrued expenses	(955)	468
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,304)	352
Other current liabilities	(839)	(227)
Liabilities of discontinued operations	(1,419)	1,897

Net cash used in operating activities	(6,942)	(1,445)

Cash Flows From Investing Activities
Proceeds from sale of ESCO business	—	1,860
Purchases of property and equipment	(92)	(187)

Net cash (used in) provided by investing activities	(92)	1,673

Cash Flows From Financing Activities
Payments of long-term debt	—	(47)
Proceeds from issuance of preferred stock	2,000	—
Costs related to preferred stock issuances	(8)	—

Net cash provided by (used in) financing activities	1,992	(47)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,042)	181

Cash and Cash Equivalents, at beginning of period	6,940	2,012

Cash and Cash Equivalents, at end of period	$1,898	$2,193

See accompanying notes to condensed consolidated financial statements

Three months ended March 31,	2014	2013

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest - discontinued operations	$—	$50

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

The results of operations for the three-month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2013 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

For further information, refer to the audited consolidated financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2013.

Unless otherwise indicated, amounts are in thousands, except share data.

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on December 31, 2012, but at the Company’s annual meeting held in December 2013, its stockholders approved a new ESPP for a one year period commencing January 1, 2014 (the “2014 ESPP”).  The Company’s Board has also authorized management to seek the approval of stockholders at the Company’s June 2014 annual meeting to replace the 2014 ESPP with a new ESPP that will run from July 1, 2014 through June 30, 2015, which will better correspond with the Company’s annual meeting dates.

During the second quarter of 2010, the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.

In addition to the Plan and the ESPPs, the Board of Directors grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Director Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Board of Directors on the vesting date.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the Company’s total share-based compensation expense for the three-month periods ended March 31, 2014 and 2013:

Three months ended March 31,	2014	2013

Stock options	$7	$126

Restricted stock	112	56

Employee Stock Purchase Plan	7	—

	$126	$182

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows:

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of March 31, 2014	Expense	(in Months)

Stock options	$22	10.1

Restricted stock	226	9.0

In addition, there was approximately $538 thousand of unrecognized expense related to the Cliff Options which may be recognized over the next 13 months, if vesting requirements are met.

Note 3 — Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations. This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings per common share includes all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2014 and 2013, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of March 31, 2014:

Three months ended March 31,	2014	2013

Weighted average shares issuable upon exercise of outstanding options	399,875	494,713

Weighted average shares issuable upon exercise of outstanding warrants	1,691,592	697,205

Total	2,091,467	1,191,918

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

As part of the Purchase Agreement, Lime agreed to assume GESPC’s obligation to Florida Power and Light (“FP&L”) for the cost of completing an interconnect between GESPC’s facility and the FP&L’s transmission system. This obligation totaled $400,000 as of November 1, 2013, and requires monthly payments of $50,000 to FP&L.  The amount remaining under this obligation as of March 31, 2014 of $200,000 is included in accrued expenses on the consolidated balance sheets.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognized a $27,000 loss on the sale of GESPC.  Upon the closing of the transaction, the Company repaid in full the term loan it used to fund the construction of the Zemel Road facility

Note 6 —Current Liability to Trade Creditor

In December 2012, one of the Company’s major suppliers agreed to allow it to pay for approximately $5.3 million worth of purchases over a 23 month period. The balance of this liability was $2.4 million and $3.2 million as of March 31, 2014 and December 31, 2013, respectively.

Note 7 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GES”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC was subsequently acquired by PNC Bank) under which GES borrowed $3.6 million (the ‘Loan Agreement”).  The Loan Agreement was to mature on, and all outstanding balances were due and payable on, October 31, 2016.  The Company sold GES on November 1, 2013, at which time it repaid the loan in full.

The Company had entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap was being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The swap was terminated on November 1, 2013, when the Company paid off the Term Loan.

Note 8 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock

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

The Series A Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series A Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $295,000 on the Series A Preferred during the three-month period ended March 31, 2014.

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In connection with the entry into the Series A Purchase Agreement, the Company issued the Investors warrants to purchase 264,551 shares of its common stock at $3.78 per share (the “Series A Warrants”). These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option. In recording the transaction, the Company allocated the value of the proceeds to the Series A Preferred Shares and the Series A Warrants based on their relative fair values. In doing so, it determined that the Series A Preferred Shares contained a beneficial conversion feature worth $415,000. The value of the beneficial conversion feature, along with the value of the warrants, also determined to be $415,000, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital in the third quarter of 2013.

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

The Company used the cash proceeds from the sale of the Series A Preferred Shares for general corporate purposes.

Note 9 — Subordinated Convertible Term Notes

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

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

On September 23, 2013, the Notes and all accrued interest were converted to shares of Series A Preferred Stock (see Note 8 for additional information regarding the Series A Preferred Stock).

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

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Notes, which was being amortized over the term of the Notes using the effective interest method.  Amortization of the discount of $66 thousand was included in interest expense for the three-month period ended March 31, 2013.  Upon the conversion of the Notes to preferred stock in September 2013, the remaining unamortized discount of $1.2 million was recorded to interest expense.

The Company incurred costs of approximately $37,000 to issue the Notes.  These costs were capitalized and were also being amortized over the term of the Notes using the effective interest method.  Amortization of the deferred issuance costs of $1 thousand was included in interest expense for the three-month period ended March 31, 2013.  Upon the conversion of the Notes to preferred stock in September 2013, the balance of the deferred issuance costs of $30,000 was recorded to interest expense.

The Company elected to pay the interest accrued through September 23, 2013, of $712,000 in additional Notes.  The Notes issued in satisfaction of the accrued interest were also converted to shares of preferred stock on September 23, 2013.

Note 10 —Sale of Series B Preferred Stock

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

On January 29, 2014, the Company entered into a Series B Purchase Agreement with Greener Capital Partners Fund II, L.P. (the “Greener Capital”), pursuant to which Greener Capital has purchased an aggregate of 200,000 shares of the Company’s Series B Preferred Shares at a price per Preferred Share of $10.00.  Greener Capital funded the purchase and the transaction closed on February 4, 2014.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The Series B Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series B Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash. The Company accrued dividends of $162,000 on the Series B Preferred Shares during the three month period ended March 31, 2014.

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

In connection with the entry into the Series B Purchase Agreement, the Company issued the Series B Investors warrants to purchase 848,058 shares of its common stock at $2.83 per share (the “Series B Warrants”).  These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option.  The Warrants may not be exercised until the Company’s common stockholders approve the exercise of the Warrants.

In recording the Series B transactions, the Company allocated the value of the proceeds to the Series B Preferred Shares and the Series B Warrants based on their relative fair values.  In doing so, it determined that the Series B Preferred Shares contained a beneficial conversion feature.  The value of the beneficial conversion feature, along with the value of the warrants, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital in the period in which the Series B Preferred was issued.  Dividend expense for the three-month period ended March 31, 2014, contains $832 thousand of such deemed dividends.

The Series B Purchase Agreement requires that the Company seek stockholder approval of the conversion of the Series B Preferred Shares and the exercise of the Series B Warrants on or before July 31, 2014.  The Company expects to seek such approval at its annual meeting of stockholders scheduled for June 25, 2014.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company intends to use the cash proceeds from the sale of the Series B Preferred Shares for general corporate purposes.

Note 11 — Sale of ESCO Business

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

After adjusting the carrying value of the assets during the fourth quarter of 2012, the net carrying value of the assets and liabilities of the ESCO business was equal to the proceeds received for the sale of the business on February 28, 2013, therefore there was no gain or loss resulting from the sale recorded during the first quarter of 2013.  However, the Asset Purchase Agreement provided that within 90 days of the closing the seller provide the buyer a final calculation of the Closing Net Working Capital as of February 28, 2013.  To the extent that this calculation showed an increase in the Closing Net Working Capital from the amount estimated on the closing date, the buyer would owe the seller an amount equal to the increase and to the extent the Closing Net Working Capital was less than the amount estimated on the closing date, the seller would owe the buyer an amount equal to the reduction.  The calculation of the final Closing Net Working Capital was completed in August 2013 and it was determined that the buyer owed the seller an additional $128 thousand.  This additional consideration was included in income from discontinued operations during the quarter ended September 30, 2013.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 — Discontinued Operations

As discussed in Note 11, the Company sold the majority of its public sector business on February 28, 2013. The Company also shut down its Asset Development business (excluding GES-Port Charlotte) effective December 31, 2012, sold GES-Port Charlotte effective November 1, 2013, its regional HVAC service business effective November 6, 2013 and its rights under its contract with the Army Corps of Engineers effective December 31, 2013. The operating results and associated assets and liabilities of these businesses have been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

The revenue and operating loss related to discontinued operations was as follows:

Through March 31,	2014	2013

Revenue	$140	$3,443

Operating loss	$(3)	$(3,050)

The assets and liabilities related to discontinued operations were as follows:

	March 31,	December 31,
	2014	2013

Accounts receivable	$1,283	$2,423
Costs and estimated earnings in excess of billings on uncompleted contracts	1,062	1,019
Total current assets	2,345	3,442

Total Assets	$2,345	$3,442

Accounts payable	$932	$2,240
Accrued expenses	427	504
Billings in excess of costs and estimated earnings on uncompleted contracts	426	460
Customer deposits	41	41
Total current liabilities	1,826	3,245

Total Liabilities	$1,826	$3,245

Note 13 — Business Segment Information

With the sale of the public sector business and renewable energy business during 2013, all of the Company’s remaining operations are focused on one business segment, its energy efficiency segment.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14 — Other Equity Issuances

During the first quarter of 2014, the Company granted 34,250 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  The shares granted under the 2010 Non-Employee Directors’ Stock Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.  The Company also issued 25,157 shares of restricted stock to its Chief Executive Officer pursuant to its 2008 Employee Long-term Incentive Plan.  These shares vest one-third on each of December 31, 2014, 2015 and 2016, if the holder is still an employee of the Company on the vesting date.

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

Note 16 — Commitments and Contingencies

The Company carries Directors and Officers insurance with an aggregate limit of $10 million, which it anticipates will cover the cost of defending an existing class action suit and derivative action and any related awards or settlements, up to the limit of the policy. At this point in the legal process, the Company estimates that its reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be between $5.5 million and $6.0 million, of which $5.7 million had been incurred through March 31, 2014. There are many factors that could cause the actual costs to exceed or be less than this estimate; therefore the Company has not accrued for these potential future costs.

Note 17 — Legal Matters

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws and naming as Defendants the Company and three of its officers, C. Adam Procell, Jeffrey Mistarz and David Asplund.  The four cases were consolidated.

Lime Energy Co.

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants issued false and misleading statements concerning Lime’s revenues during the class period and thereby artificially inflated our stock price.  On January 21, 2014, following several months of arm’s length negotiations, the Lead Plaintiffs and Defendants entered into a stipulation of settlement under which this matter would be fully and finally settled.  As part of the settlement, Defendants agreed to cause $2.5 million to be paid into a settlement fund, which $2.5 million has been provided by the Company’s directors and officers liability insurers.  On January 28, 2014, Judge Sara Ellis entered an order granting preliminary approval of the class action settlement and notice to the settlement class in the matter.  The settlement remains subject to final approval by the court.  The final approval hearing, originally set for May 13, 2014, has been reset for June 4, 2014 due to a scheduling conflict of the Court.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Briefing on the motion to dismiss was completed as of July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss and dismissed the case with prejudice.  On April 22, 2014, Plaintiffs filed a motion for reconsideration of the Court’s ruling.  The Court has set a briefing schedule on the Plaintiffs’ Motion and stated that it will rule orally on June 25, 2014.

SEC Investigation. The Securities and Exchange Commission is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  We are cooperating with the Commission’s investigation.

In accordance with ASC 450, “Contingencies,” and related guidance, we record reserves for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. The Company expenses legal costs as they are incurred.  We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2014 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

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

Our nine energy efficiency programs operate exclusively within the utility sector and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  We also have expertise in water conservation, building controls, refrigeration and facility weatherization.  We are prepared to offer these measures should they become eligible within a utility program.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals. Our direct install model is a turnkey solution under which we contract with our utility clients to design and market their small and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. Our direct install model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment.

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

•                                          costs of our non-production management, supervisory and staff salaries and employee benefits, including the cost of share-based compensation;

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

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our former subordinated convertible term notes (including amortization of the related debt discount and issuance costs).  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three months Ended March 31, 2014 Compared to Three months Ended March 31, 2013

Consolidated Results

	Three Months Ended
	March 31,		Change
	2014	2013	$	%

Revenue	$12,280	$11,216	$1,064	9.5%
Cost of sales	8,551	8,590	(39)	-0.5%
Gross profit	3,729	2,626	1,103	42.0%

Selling, general and administrative expenses	4,910	6,029	(1,119)	-18.6%
Amortization of intangibles	—	6	(6)	-100.0%
Operating loss	(1,181)	(3,409)	2,228	-65.4%

Interest income (expense), net	16	(247)	263	-106.5%

Loss from continuing operations	(1,165)	(3,656)	2,491	-68.1%

Loss from operation of discontinued business	(3)	(3,050)	3,047	-99.9%

Net loss	$(1,168)	$(6,706)	$5,538	-82.6%

Basic and Diluted Loss Per Common Share From
Continuing operations	(0.71)	(1.02)	0.31	-30.4%
Discontinued operations	0.00	(0.85)	0.85	-100.0%
Common Share Total	$(0.71)	$(1.87)	$1.16	-62.0%

Weighted Average Common Shares Outstanding	3,725	3,595

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2014	2013

Revenue	100.0%	100.0%
Cost of sales	69.6%	76.6%
Gross profit	30.4%	23.4%

Selling, general and administrative expenses	40.0%	53.8%
Amortization of intangibles	0.0%	0.1%
Operating loss	-9.6%	-30.4%

Interest expense, net	0.1%	-2.2%

Loss from continuing operations	-9.5%	-32.6%

Loss from operation of discontinued business	0.0%	-27.2%

Net loss	-9.5%	-59.8%

Revenue.  Our consolidated revenue increased $1.1 million, or 9.5%, to $12.3 million during the first quarter of 2014, from $11.2 million during the first quarter of 2013.  The increase in revenue was driven primarily by higher revenue from new utility programs which we were in the process of starting up during 2013.  All the programs are now up and running and at close to steady state levels, therefore we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit.  The increase in revenue, in combination with an improved gross profit margin, led to a $1.1 million, or 42.0%, increase in our gross profit during the first quarter of 2014 when compared to the first quarter of 2013.  Our gross profit margin improved from 23.4% during the first quarter of 2013 to 30.4% during the first quarter of 2014.  This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new and/or renewed programs.  We believe our gross profit margin will remain in the range of that earned during the first quarter of this year, however it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles.  The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses declined $1.1 million, or 18.6%, to $4.9 million during the three-month period ended March 31, 2014, from $6.0 million for same period in 2013.  Most of the reduction is because of a reduction in costs related to the restatement we completed in July 2013, and the associated stockholder lawsuits and SEC investigation.  Restatement related costs, including the lawsuits and the SEC investigation, totaled $289 thousand during the current quarter, which was $989 thousand lower than the $1.3 million incurred during the first quarter of 2013.  When adjusted for these charges, our SG&A expense declined $130 thousand, or 2.8%, to $4.6 million during the first quarter of 2014 from $4.8 million during the first quarter of 2013.  Utility program related SG&A expense increased approximately $136 thousand, primarily due to new programs begun during 2013.  This was offset by reductions in overhead-related SG&A expense of approximately $266 thousand that are the result of cost cutting measures implemented in late 2013.  We expect these initiatives to reduce overhead costs will contribute to continued reductions in our SG&A expense relative to 2013 for the balance of 2014.

Amortization of Intangibles.  Intangible assets associated with the continuing business became fully amortized during the second quarter of 2013, as a result there was no amortization expense for the first quarter of 2014.  Amortization expense for the first quarter of 2013 totaled $6 thousand.

Interest Expense, Net.  Net interest expense declined $263 thousand, to $16 thousand of income during the first quarter of 2014, compared to $247 thousand of net expense during the first quarter of 2013.  The components of interest expense for the three-month periods ended March 31, 2014 and 2013 are as follows:

Three months ended March 31,	2014	2013

Line of credit	$—	$3

Subordinated notes	—	191

Total contractural interest	—	194

Amortiztion of deferred issuance costs	—	1

Amortization of debt discount	—	66

Total interest expense	$—	$261

We completely repaid all of our outstanding debt during 2013, thus had no interest expense during the first quarter of 2014.  Interest expense for the first quarter of 2013 was related to outstanding subordinated notes and unused line fees associated with our line of credit, which expired in March 2013.  Also contributing to 2013 interest expense was amortization of the deferred issuance costs and the debt discount on the subordinated notes of $67 thousand.

Our interest income increased $2 thousand to $16 thousand during the first quarter of 2014, from $14 thousand earned during the first quarter of 2013.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

The components of dividend expense are as follows:

Three months ended March 31,	2014	2013
Series A dividend	$295	$—
Series B dividend	162	—
Deemed dividend on Series A	178
Deemed dividend on Series B	832	—
Total dividend expense	$1,467	$—

During the first quarter of 2014, we accrued dividends of $295 thousand on our Series A Preferred Stock and $162 thousand on our Series B Preferred Stock.

We also raised an additional $2 million through the sale of shares of our Series B Preferred Stock during the first quarter of 2014.  The price at which the Series B Preferred Stock is convertible into shares of our common stock is lower than the price at which shares of the Series A Preferred Stock are convertible.  An anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock from $3.58 per share to $3.51 per share, resulting in a $178 thousand non-cash deemed dividend.  The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.  This deemed dividend was recorded to dividend expense, with an offset to the accumulated deficit.

In recording the sale of the Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values.  In doing so, we determined that the preferred shares contained a beneficial conversion feature valued at $480 thousand.  The value of the beneficial conversion feature, along with the value of the warrants, determined to be $352 thousand, were both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional-paid-in-capital.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $2.4 million (including restricted cash of $500 thousand), compared to $7.4 million (including $500 thousand of restricted cash) as of December 31, 2013.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the issuance of equity.

Three months Ended March 31, 2014 Compared to Three months Ended March 31, 2013

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

Three months ended March 31,	2014	2013

Net cash used in operating activities	$(6,942)	$(1,445)
Net cash (used in) provided by investing activities	(92)	1,673
Net cash provided by (used in) financing activities	1,992	(47)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,042)	181

Cash and Cash Equivalents, at beginning of period	6,940	2,012

Cash and Cash Equivalents, at end of period	$1,898	$2,193

Operating Activities

Operating activities consumed $6.9 million during the three-month period ended March 31, 2014 as compared to consuming $1.4 million during the same period of 2013.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management splits the cash used or provided by operating activities into two pieces: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  By splitting the cash used or provided by operating activities this way our management believes it is easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows:

Three Months Ended March 31,	2014	2013

Net Loss	$(1,168)	$(6,706)

Provision for bad debt	189	103
Share-based compensation	126	182
Depreciation and amortization	188	268
Amortization of deferred financing costs	—	26
Amortization of original issue discount	—	66
Loss on disposition of property and equipment	—	13

Cash consumed by operating activities before changes in assets and liabilities	$(665)	$(6,048)

Changes in assets and liabilities, net of business dispositions:
Accounts receivable	$(443)	$385
Costs and estimated earnings in excess of billings on uncompleted contacts	1,780	(574)
Prepaid and other	(33)	(20)
Assets of discontinued operations	1,097	1,304
Accounts payable	(4,161)	1,018
Accrued expenses	(955)	468
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,304)	352
Other current liabilities	(839)	(227)
Liabilities of discontinued operations	(1,419)	1,897

Cash (consumed) generated from changes in assets and liabilities	$(6,277)	$4,603

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows:

Three Months Ended March 31,	2014	2013

Cash consumed by operating activities before changes in assets and liabilities	$(665)	$(6,048)

Cash (consumed) generated from changes in assets and liabilities	(6,277)	4,603

Net cash used in operating activities	$(6,942)	$(1,445)

The cash consumed by operating activities before changes in assets and liabilities declined $5.4 million or 89.0%, to $665 thousand, during the first quarter of 2014 as compared to consuming $6.0 million during the first quarter of 2013.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter resulting from improvements in the gross profit earned, reductions in restatement and lawsuit related expenses, reductions in SG&A expense and a reduction in the loss from discontinued operations.  We believe that continued improvements in all these areas will lead to continued improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $6.3 million during the first quarter of 2014, compared to generating $4.6 million during the first quarter of 2013.  During the first quarter of 2014, we used the funds raised late in December 2013 and January 2014 to bring many of our accounts payables back into agreed to terms with our vendors.  We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, as we continue to work down our accounts payable balances and if our sales grow as we anticipate they will.

Investing Activities

We consumed $92 thousand of cash in investing activities during the first quarter of 2014, compared to generating $1.7 million during the first quarter of 2013.  All of the cash consumed during the first quarter of 2014 was for capital expenditures, the largest portion of which was used to continue to develop the software platform used by our utility programs.  During the first quarter of 2013, we received $1.9 million from the sale of our ESCO business, which was partially offset by capital expenditures totaling $187 thousand.  The capital expenditures made during the first quarter of 2013 were related to the opening of offices to support new utility programs and expenditures on our software platform.  We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the first quarter of 2014 financing activities generated $2.0 million of cash, while during the first quarter of 2013 financing activities consumed $47 thousand of cash.  During the three-month period ended March 31, 2014, we raised $2.0 million through the sale of shares of series B preferred stock.  This was partially offset by $8 thousand of related issuance costs.  During the first quarter of 2013 we used $47 thousand for scheduled principal payments on the GES-Port Charlotte term note.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our unrestricted cash reserves.

Our ability to continue to expand the sales of our services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, and the level of our sales efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock, all of which have allowed us to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.

In late 2012, our management, in consultation with our Board of Directors, decided that we needed to shed businesses that we could not finance, narrow our focus to our most promising businesses and reduce overhead costs.  Consistent with this strategy, we shut down the Asset Development business, sold the ESCO business, GES-Port Charlotte, our regional service business and our FRR contract with the Army corps of Engineers and made significant reductions in our remaining headcount, most of which was accomplished during 2013.

We are now solely focused on our utility business, which has historically been our fastest growing business.  It is also a business in which we believe we are the market leader based on the number of programs we manage, and it is a market that we believe has good prospects for future growth.

Our first quarter results demonstrate that the actions we have taken have significantly reduced the cash consumed by operations before changes in assets and liabilities.  We believe that if our utility programs continue to grow and mature, and our lawsuit and investigation related costs decline, as we believe they will, we will begin to generate positive earnings.  We believe that this, in combination with our current cash balances, will permit us to continue to operate until we turn cash flow positive, hopefully later this year.  However, despite the capital we recently raised, our liquidity remains tighter than we would like.  While it is possible that our current cash balances will be sufficient to carry us until our operations turn cash flow positive, it is also possible that we will need to raise additional capital sometime in the near future.  If we do determine it is necessary to raise additional capital, there is no assurance we will be able to do so, or, it may only be available on terms that are not favorable to the Company and/or our existing stockholders.  If we need to raise additional capital and are unable to do so, our future growth and/or profitability could be impaired, in the worst case possibly jeopardizing our continued operation.

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

•                  our customers’ and investors’ confidence in us may be limited by our restatement and the related lawsuit and investigation;

•                  it is difficult for us to estimate our future quarterly results;

•                  we operate in a highly competitive industry and if we are unable to compete successfully our revenue; and profitability will be adversely affected;

•                  we depend upon a limited number of utility contracts to generate substantially all of our revenue; and

•                  failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

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

ITEM 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  During 2013, we determined that we did not have sufficient monitoring controls in place to limit access rights to the database underlying our accounting system.  While we had begun work to address this control deficiency the work had not been tested and confirmed to be effective as of the end of the year.  As a result, we concluded that we had a material weakness in our controls as of December 31, 2013.  In early January 2014, we completed the testing of the changes we made to system access and confirmed that they were effective, thereby eliminating this control deficiency.

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

PART II.  OTHER INFORMATION

ITEM 1.                Legal Proceedings.

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws and naming as Defendants the Company and three of its officers, C. Adam Procell, Jeffrey Mistarz and David Asplund.  The four cases were consolidated.  Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants issued false and misleading statements concerning Lime’s revenues during the class period and thereby artificially inflated our stock price.  On January 21, 2014, following several months of arm’s length negotiations, the Lead Plaintiffs and Defendants entered into a stipulation of settlement under which this matter would be fully and finally settled.  As part of the settlement, Defendants agreed to cause $2.5 million to be paid into a settlement fund, which $2.5 million has been provided by the Company’s directors and officers liability insurers.  On January 28, 2014, Judge Sara Ellis entered an order granting preliminary approval of the class action settlement and notice to the settlement class in the matter.  The settlement remains subject to final approval by the court.  The final approval hearing, originally set for May 13, 2014, has been reset for June 4, 2014 due to a scheduling conflict of the Court.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Briefing on the motion to dismiss was completed as of July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss and dismissed the case with prejudice.  On April 22, 2014, Plaintiffs filed a motion for reconsideration of the Court’s ruling.  The Court has set a briefing schedule on the Plaintiffs’ Motion and stated that it will rule orally on June 25, 2014.

SEC Investigation.  The Securities and Exchange Commission is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  We are cooperating with the Commission’s investigation.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 5.                 Other Information

On May 12, 2014, the Company filed Certificates of Correction to its Certificates of Designation of its Series A and Series B Preferred Stock with the Delaware Secretary of State, clarifying the title of each series.

Jeffrey Mistarz’s resignation as our Chief Financial Officer will become effective on May 16, 2014.  As disclosed in our Current Report on Form 8-K filed with the SEC on April 24, 2014, upon Mr. Mistarz’s resignation, Colleen Brennan will become our Chief Financial Officer.

ITEM 6.                 Exhibits

3.1	Certificate of Correction to the Certificate of Designation of Lime Energy Co.

3.2	Certificate of Correction to the Certificate of Designation of Lime Energy Co.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Lime Energy Co’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month period ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the three-months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: May 14, 2014	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2014	By:	/s/ Jeffrey Mistarz
Jeffrey Mistarz
Chief Financial Officer (principal financial and accounting officer)