Form 10-Q
period 2014-06-30
LIME ENERGY CO.
filed 2014-08-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

3,760,267 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 14, 2014.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended June 30, 2014

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2014	December 31,
	(unaudited)	2013 (1)

Assets

Current Assets
Cash and cash equivalents	$504	$6,940
Restricted cash	500	500
Accounts receivable, net of allowance for doubtful accounts of $1,991 and $1,824, respectively	9,035	9,151
Costs and estimated earnings in excess of billings on uncompleted contracts	6,283	6,625
Prepaid expenses and other	487	255
Current assets of discontinued operations	2,145	3,442

Total Current Assets	18,954	26,913

Net Property and Equipment	1,468	1,562
Long-Term Receivables	404	296
Goodwill	6,009	6,009

	$26,835	$34,780

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,
	2014	December 31,
	(unaudited)	2013 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$13,463	$15,835
Accrued expenses	1,258	2,907
Billings in excess of costs and estimated earnings on uncompleted contracts	419	1,711
Customer deposits	151	72
Current liability to trade creditor	1,493	3,236
Current liabilities of discontinued operations	1,435	3,245
Total Current Liabilities	18,219	27,006

Total Liabilities	18,219	27,006

Stockholders’ Equity
Series A Preferred stock, $0.01 par value; 2,000,000 authorized 1,016,982 and 957,624 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	10	9
Series B Preferred stock, $0.01 par value; 1,000,000 authorized 636,170 and 401,232 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	6	4
Common stock, $.0001 par value; 50,000,000 shares authorized 3,731,705 and 3,667,298 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	207,669	205,489
Accumulated deficit	(199,069)	(197,728)

Total Stockholders’ Equity	8,616	7,774

	$26,835	$34,780

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2013

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$13,590	$12,943	$25,871	$24,159

Cost of sales	9,176	9,192	17,727	17,782

Gross Profit	4,414	3,751	8,144	6,377

Selling, general and administrative	4,666	5,416	9,576	11,444
Amortization of intangibles	—	4	—	10

Operating loss	(252)	(1,669)	(1,432)	(5,077)

Other Income (Expense)
Interest income	23	12	39	26
Interest expense	—	(261)	—	(522)

Total other income (expense)	23	(249)	39	(496)

Loss from continuing operations	(229)	(1,918)	(1,393)	(5,573)

Discontinued Operations:
Income (Loss) from operation of discontinued business	55	(128)	52	(3,176)

Net loss	$(174)	$(2,046)	$(1,341)	$(8,749)

Preferred stock dividends	(486)	—	(1,953)	—

Net loss available to common stockholders	(660)	(2,046)	(3,294)	(8,749)

Basic and diluted (loss) earnings per common share from
Continuing operations	$(0.19)	$(0.53)	$(0.89)	$(1.55)
Discontinued operations	0.01	(0.04)	0.01	(0.88)

Basic and Diluted Loss Per Common Share	$(0.18)	$(0.57)	$(0.88)	$(2.43)

Weighted Average Common Shares Outstanding	3,730	3,593	3,728	3,594

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Series A	Series A	Series B	Series B	Additional		Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2013	3,667	$—	958	$9	$401	$4	$205,489	$(197,728)	$7,774

Issuance of preferred stock	—	—	—	—	200	2	1,998	—	2,000
Issuance costs	—	—	—	—	—	—	(9)	—	(9)
Preferred stock dividends	—	—	—	—	—	—	(943)	—	(943)
Satisfaction of preferred stock dividends through the issuance of preferred stock	—	—	59	1	35	—	943		944
Shares issued for benefit plans	64	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	—	(1,341)	(1,341)
Balance, June 30, 2014	3,731	$—	1,017	$10	636	$6	$207,669	$(199,069)	$8,616

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cash Flows From Operating Activities
Net Loss	$(174)	$(2,046)	$(1,341)	$(8,749)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	179	238	368	341
Share-based compensation	65	194	191	376
Depreciation and amortization	181	264	369	532
PIK notes issued for interest	—	384	—	384
Amortization of deferred financing costs	—	26	—	52
Amortization of original issue discount	—	66	—	132
Loss on disposition of property and equipment	—	—	—	13
Changes in assets and liabilities:
Accounts receivable	83	(121)	(360)	264
Inventories	—	3	—	3
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,438)	(1,150)	342	(1,724)
Prepaid expenses and other	(199)	(16)	(232)	(36)
Assets of discontinued operations	200	284	1,297	1,588
Accounts payable	1,789	3,524	(2,372)	4,542
Accrued expenses	(693)	(217)	(1,649)	248
Billings in excess of costs and estimated earnings on uncompleted contracts	12	(43)	(1,292)	309
Other current liabilities	(825)	(283)	(1,664)	(510)
Liabilities of discontinued operations	(391)	(1,264)	(1,810)	633

Net cash used in operating activities	(1,211)	(157)	(8,153)	(1,602)

Cash Flows From Investing Activities
Proceeds from sale of ESCO business	—	—	—	1,860
Purchases of property and equipment	(182)	(100)	(274)	(287)

Net cash (used in) provided by investing activities	(182)	(100)	(274)	1,573

Cash Flows From Financing Activities
Payments of long-term debt	—	(30)	—	(77)
Proceeds from the issuance of preferred stock	—	—	2,000	—
Costs related to stock issuances	(1)	—	(9)	—

Net cash (used in) provided by financing activities	(1)	(30)	1,991	(77)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,394)	(287)	(6,436)	(106)

Cash and Cash Equivalents, at beginning of period	1,898	2,193	6,940	2,012

Cash and Cash Equivalents, at end of period	$504	$1,906	$504	$1,906

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Supplemental Disclosure of Cash Flow Information:

Preferred dividends satisfied through issuance of preferred stock:	$486	$—	$943	$—

Cash paid during the period for interest:
Continuing operations	$—	$36	$—	$86
Discontinued operations	$—	$—	$—	$1

See accompanying notes to condensed consolidated financial statements

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

The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

The Company has raised a significant amount of capital since its formation through the issuance of shares of its common and preferred stock, all of which have allowed the Company to continue to execute its business plan. The actual timing and amount of future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, the level and amount of the Company’s sales efforts, among other things.  While it is possible that current cash balances will be sufficient to carry the Company until operations turn cash flow positive, it is also possible that the Company will need to raise additional capital sometime in the near future.  If the Company determines it is necessary to raise additional capital, there is no assurance it will be able to do so, or, it may only be available on terms that are not favorable to the Company and/or existing stockholders.

The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on December 31, 2012, but at the Company’s annual meeting held in December 2013, its stockholders approved a new ESPP for a one year period commencing January 1, 2014 (the “2014 ESPP”).  The new plan (“2015 ESPP”) was approved at the annual meeting held on June 25, 2014, which replaced the 2014 ESPP with a new ESPP that will run from July 1, 2014 through June 30, 2015, and will better correspond with the Company’s annual meeting dates..

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

The Company accounts for employee share-based awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. This pronouncement requires companies to measure the cost of employee service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.

The following table summarizes the Company’s total share-based compensation expense for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Stock options	$6	$109	$13	$234

Restricted stock	54	85	166	142

Employee Stock Purchase Plan	5	—	12	—

	$65	$194	$191	$376

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of June 30, 2014	Expense	(in Months)

Stock options	$20	12.7

Restricted stock	$177	9.6

In addition, there was approximately $538 thousand of unrecognized expense related to the Cliff Options which may be recognized over the next 10 months, if vesting requirements are met.

Note 3 — Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014.  Early adoption is permitted.  The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to for those goods or services using a defined five step process. More judgment and estimates may be required to achieve this principle than under existing U.S. GAAP.  ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three and six months ended June 30, 2014 and 2013, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted average shares issuable upon exercise of outstanding options	363,423	468,454	354,411	471,650

Weighted average shares issuable upon exercise of outstanding warrants	1,798,384	697,200	1,745,283	697,200

Total	2,161,807	1,165,654	2,099,694	1,168,850

Note 5 — GES-Port Charlotte (GESPC)

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets. On November 1, 2013, the Company sold GES-Port Charlotte to Green Gas Americas, Inc. (“Green Gas” or the “Buyer”). The sale was consummated pursuant to a Membership Interest Purchase Agreement (the ‘Purchase Agreement”), dated November 1, 2013, by and between LEAD, as the seller, and Green Gas, as the purchaser. The total purchase price paid for the membership interest was $3.3 million, less a $152,300 contribution on the part of the Seller toward the cost of wellfield improvements. The agreement also provides for a 5%, or $165,000, hold-back of the purchase price (the ‘Hold-Back’) to be held in escrow to cover the indemnification obligations of the seller and any additional pre-closing liabilities. The Hold-Back was reduced by $65,000 on February 2, 2014.  After application by the Buyer to obligations of the Seller the balance at June 30, 2014 was $58,000 and included in Accounts Receivable.  On August 6, 2014 the Hold-Back was reduced by $40,000 and the remaining $18,000 is scheduled for release on November 2, 2014.  At June 30, 2014, the balance of the escrow of the Company provided typical indemnifications to the Buyer, including for breach of representations, third party claims, pre-closing liabilities, etc., all of which are capped at the total purchase price paid by the Buyer.

As part of the Purchase Agreement, Lime agreed to assume GESPC’s obligation to Florida Power and Light (“FP&L”) for the cost of completing an interconnect between GESPC’s facility and the FP&L’s transmission system. This obligation totaled $400,000 as of November 1, 2013, and requires monthly payments of $50,000 to FP&L.  The amount remaining under this obligation as of June 30, 2014 of $50,000 is included in accrued expenses on the consolidated balance sheets.

The Company recognized a $27,000 loss on the sale of GESPC.  Upon the closing of the transaction, the Company repaid in full the term loan it used to fund the construction of the Zemel Road facility.

Note 6 —Current Liability to Trade Creditor

In December 2012, one of the Company’s major suppliers agreed to allow it to pay for approximately $5.3 million worth of purchases over a 23 month period. The balance of this liability was $1.5 million and $3.2 million as of June 30, 2014 and December 31, 2013, respectively.

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

Note 8— Conversion of Subordinated Debt and Sale of Series A Preferred Stock

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

The Series A Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series A Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $298 and $594 thousand on the Series A Preferred during the three and six month periods ended June 30, 2014, respectively.  The accrued dividends were satisfied through the issuance of preferred stock on June 30, 2014.

The Series A Preferred Shares may be converted at the election of the holder of such shares, into shares of the Company’s common stock at a conversion price which was initially equal to $3.78 per share (the “Conversion Price’).  The Conversion Price is to be proportionately adjusted for stock splits, combinations and similar recapitalizations, and, subject to a floor of $3.50, shall be adjusted for future issuances of common stock (excluding certain issuances) at a price per share less than the Conversion Price on a broad based, weighted average basis.  The Company can require conversion of the Series A Preferred Shares if the weighted average price for its common stock is at least two hundred percent (200%) of the Conversion Price for at least 20 trading days during a 30 trading day period ending within 5 trading days prior to the Company sending a notice of forced conversion to the holders of the Series A Preferred Shares.  On December 30, 2013, as the result of the issuance of shares of series B convertible preferred stock, the Conversion Price of the Series A Preferred Shares was reduced to $3.58 per share.  The Conversion Price was further reduced to $3.51 per share on February 4, 2014, when the Company issued additional shares of series B convertible preferred stock resulting in a $178 thousand non-cash deemed dividend. The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment. This deemed dividend was recorded to dividend expense, with an offset to the accumulated paid in capital.

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

The Company incurred costs of approximately $37,000 to issue the Notes.  These costs were capitalized and were also being amortized over the term of the Notes using the effective interest method.  Amortization of the deferred issuance costs of $3 thousand was included in interest expense for the six-month period ended June 30, 2013.  Upon the conversion of the Notes to preferred stock in September 2013, the balance of the deferred issuance costs of $30,000 was recorded to interest expense.

The Company elected to pay the interest accrued through September 23, 2013, of $712,000 in additional Notes.  The Notes issued in satisfaction of the accrued interest were also converted to shares of preferred stock on September 23, 2013 (see Note 8 for additional information regarding the Series A Preferred Stock).

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

The Series B Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series B Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $188 and $349 thousand on the Series B Preferred during the three and six month periods ended June 30, 2014, respectively.  The accrued dividends were satisfied through the issuance of preferred stock on June 30, 2014.

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

In recording the Series B transactions, the Company allocated the value of the proceeds to the Series B Preferred Shares and the Series B Warrants based on their relative fair values.  In doing so, it determined that the Series B Preferred Shares contained a beneficial conversion feature.  The value of the beneficial conversion feature, along with the value of the warrants, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital in the period in which the Series B Preferred was issued.  Dividend expense for the six-month period ended June 30, 2014, contains $832 thousand of such deemed dividends.

The Series B Purchase Agreement requires that the Company seek stockholder approval of the conversion of the Series B Preferred Shares and the exercise of the Series B Warrants on or before July 31, 2014.  The Company received such approval at its annual meeting of stockholders held on June 25, 2014.

The Company used the cash proceeds from the sale of the Series B Preferred Shares for general corporate purposes.

Note 11— Sale of ESCO Business

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

Note 12 — Discontinued Operations

As discussed in Note 11, the Company sold the majority of its public sector business on February 28, 2013 to Powersecure.  During the third quarter of 2013, the Company’s board of directors authorized management to sell or dispose of GES-Port Charlotte, its contract with the Army Corp. of Engineers under the Federal Renewal and Renovation program (the FRR contract), and the regional service business located in Bethlehem, Pennsylvania.  These businesses, along with the remaining public sector business, which the Company is in the process of exiting, and Asset Development business, which the Company shut down at the end of 2012, have all been reported as discontinued operations in the accompanying financial statements.

The revenue and operating profit (loss) related to discontinued operations were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenue	$43	$1,029	$183	$4,472

Operating profit (loss)	$55	$(128)	$52	$(3,176)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	June 30,	December 31,
	2014	2013

Accounts receivable	$1,124	$2,423
Costs and estimated earnings in excess of billings on uncompleted contracts	1,021	1,019
Total current assets	2,145	3,442

Total Assets	$2,145	$3,442

Accounts payable	$807	$2,240
Accrued Expenses	227	504
Billings in excess of costs and estimated earnings on uncompleted contracts	360	460
Customer deposits	41	41
Total current liabilities	1,435	3,245

Total Liabilities	$1,435	$3,245

Note 13 — Business Segment Information

With the sale of the public sector business and renewable energy business during 2013, all of the Company’s remaining operations are focused on one business segment, its energy efficiency segment.

Note 14 — Other Equity Issuances

During three and six months ended June 30, 2014, the Company granted 0 and 34,250 shares, respectively, of restricted stock to its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  The shares granted under the 2010 Non-Employee Directors’ Stock Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.  The Company also issued 25,157 shares of restricted stock to its Chief Executive Officer and 5,000 shares to its Chief Financial Officer pursuant to its 2008 Employee Long-term Incentive Plan.  These shares vest one-third on each of December 31, 2014, 2015 and 2016, if the holder is still an employee of the Company on the vesting date.

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

Note 16 — Commitments and Contingencies

The Company carries Directors and Officers insurance with an aggregate limit of $10 million, which it anticipates will cover the cost of defending an existing class action suit and derivative action and any related awards or settlements, up to the limit of the policy. At this point in the legal process, the Company estimates that its reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be between $6.5 million and $7.0 million, of which $6.0 million had been incurred through June 30, 2014. There are many factors that could cause the actual costs to exceed or be less than this estimate; therefore the Company has not accrued for these potential future costs.

Note 17 — Legal Matters

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws and naming as Defendants the Company and two of its officers, John O’Rourke and Jeffrey Mistarz.  The four cases were consolidated.

Pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), on October 26, 2012, the Court appointed Lead Plaintiffs.  Lead Plaintiffs filed a Consolidated Amended Class Action Complaint on January 18, 2013, alleging that Defendants issued false and misleading statements concerning Lime Energy’s revenues during the class period and thereby artificially inflated our stock price.  On January 21, 2014, following several months of arm’s length negotiations, the Lead Plaintiffs and Defendants entered into a stipulation of settlement under which this matter would be fully and finally settled.  As part of the settlement, Defendants agreed to cause $2.5 million to be paid into a settlement fund, which $2.5 million has been provided by the Company’s directors and officers liability insurers.  On January 28, 2014, Judge Sara Ellis entered an order granting preliminary approval of the class action settlement and notice to the settlement class in the matter. On June 4, 2014, Judge Sara  Ellis entered an order granting final approval of the class action settlement and notice to the settlement class in the matter Satterfield v. Lime Energy Co. et al., Case No. 12-cv-05704.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the

Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Briefing on the motion to dismiss was completed as of July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss and dismissed the case with prejudice.  On April 22, 2014, Plaintiffs filed a motion for reconsideration of the Court’s ruling.  On June 25, 2014 the Court denied the Plaintiffs’ motion for reconsideration.

SEC Investigation: The SEC is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  On July 25, 2014, the SEC asked for some additional documentation and asked to schedule three interviews.  We are cooperating with the Commission’s investigation.

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

Note 18 — Subsequent Events

On July 29, 2014, the Company announced that it has been awarded a contract by Duke Energy Business Services (“Duke Energy”) for a small business energy saver program. As previously disclosed, the program targets small business customers in the Carolinas with an average electric demand of 100 kW or less. Pending regulatory approval, this new award would expand the program to a broader territory in North and South Carolina and would extend the program for five years. Among other things, the Company would perform energy usage and equipment assessments of small business facilities and would perform upgrades to those facilities through its network of contractors.  The actual impact of this award on the Company’s revenues would depend on the receipt of certain regulatory approvals and the Company’s ability to sell sufficient program services.

On August 1, 2014, the Company entered into a Letter of Credit Agreement (the “LOC Agreement”) with Richard P. Kiphart, the Company’s Chairman and largest individual stockholder. Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,300,000. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under the Company’s contract with Duke Energy. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company has agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the Kiphart Letter of Credit. All such indemnification, fees and expenses will be payable by the Company within ten business days of the Company’s receipt of Mr. Kiphart’s written demand.

Pursuant to the LOC Agreement, the Company issued to Mr. Kiphart a warrant (the “LOC Warrant”) to purchase 50,000 shares of the Company’s common stock as consideration for his obligations under the LOC Agreement. The LOC Warrant will be issued between August 11, 2014 and August 13, 2014 at an exercise price of the closing bid price of our stock at the date of issuance. The LOC Warrant has a five year term and may be exercised on a cashless basis at Mr. Kiphart’s election. In addition, the Company has agreed to pay to Mr. Kiphart simple interest at six percent per annum on the aggregate amount of the Kiphart Letter of Credit.

On August 4, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a group of investors including Mr. Richard Kiphart (collectively with the other investors, the “Note Holders”). Pursuant to the terms of the Subscription Agreement, the Note Holders lent to the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes (the “2014 Notes”). The 2014 Notes have a term of ten years and will accrue interest at the rate of 12-1/2% per year, payable semi-annually at the Company’s election in cash or additional 2014 Notes.

The Note Holders are entitled to convert the 2014 Notes at any time, at their election, into shares of the Company’s common stock at the Conversion Price (as such term is defined in the 2014 Notes). The Company can require conversion of the 2014 Notes if the weighted average price for the its common stock (i) during the period commencing on the issuance date and terminating on the first anniversary of the issuance date, is at least two hundred percent (200%) of the Conversion Price for at least 20 trading days during a 30-trading day period ending within five trading days prior to the Company sending a notice of forced conversion to the holders of the 2014 Notes, or (ii) during the period commencing on the day following the first anniversary of the issuance date and terminating on the maturity date, is at least one hundred seventy-five percent (175%) of the Conversion Price for at least 20 trading days during a 30-trading day period ending within five trading days prior to the Company sending a forced conversion notice to the holders of the 2014 Notes. The number of shares the Company shall be obligated to issue will be limited such at it would not violate any requirements of any exchange upon which it might be listed at the time of the conversion.

The Note Holders can require that the Company redeem all or any portion of the 2014 Notes upon the occurrence of a Trigger Event. Trigger Events include (i) failure to have sufficient authorized shares at any time following the 60th day after issuance, (ii) failure to pay any amount of principal, interest or other amounts when and as due under the 2014 Notes, (iii) if the Company voluntarily or involuntarily seeks protection under bankruptcy laws, or (iv) if the Company breaches any representation, warranty or covenant or other term or condition of any transaction document. The Company is required to redeem the 2014 Notes upon a Change of Control (as such term is defined in the 2014 Notes) at the Change of Control Premium. The Change of Control Premium is defined as (i) 130% from the issuance date through the second anniversary of the issuance date, (ii) 120% after the second anniversary of the issuance date through the fourth anniversary of the issuance date and (iii) 100% thereafter. Under the terms of the Subscription  Notes, the Company covenants not to (i) redeem debt that is subordinated to the 2014 Notes, or (ii) redeem, repurchase or declare or pay a cash dividend or distribution on its capital stock. The 2014 Notes are subordinated to (i) all commercial loans or other credit facilities that are or will be secured by all or substantially all of the assets of the Company and that have been approved by the Company’s Board of Directors as senior in rank to the 2014 Notes and (ii) any and all obligations to the issuers of surety bonds and performance bonds for which the Company or any of its subsidiaries is the principal obligor.

The Company intends to use the proceeds from the issuance of the 2014 Notes for general corporate purposes.

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

Our eight energy efficiency programs operate exclusively within the utility sector and our clients include two of the five largest investor-owned utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  We also have expertise in water conservation, building controls, refrigeration and facility weatherization.  We are prepared to offer these measures should they become eligible within a utility program.  Our small business direct install (SBDI) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals. Our direct install model is a turnkey solution under which we contract with our utility clients to design and market their small and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. This model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment.

Events Impacting Future Results

On July 29, 2014, the Company announced that it has been awarded a contract by Duke Energy for a small business energy saver program. As previously disclosed, the program targets small business customers in the Carolinas with an average electric demand of 100 kW or less. Pending regulatory approval, this new award would expand the program to a broader territory in North and South Carolina and would extend the program for five years. Among other things, the Company would perform energy usage and equipment assessments of small business facilities and would perform upgrades to those facilities through its network of contractors.  The actual impact of this award on the Company’s revenues would depend on the receipt of certain regulatory approvals and the Company’s ability to sell sufficient program services.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.  We charge our clients based upon an agreed to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete.

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

Three months Ended June 30, 2014 Compared to Three months Ended June 30, 2013

Consolidated Results (in thousands)

	Three Months Ended
	June 30,		Change
	2014	2013	$	%

Revenue	$13,590	$12,943	$647	5.0%
Cost of sales	9,176	9,192	(16)	-0.2%
Gross profit	4,414	3,751	663	17.7%

Selling, general and administrative expenses	4,666	5,416	(750)	-13.8%
Amortization of intangibles	—	4	(4)	-100.0%
Operating loss	(252)	(1,669)	1,417	-84.9%

Interest income (expense), net	23	(249)	272	-109.2%

Loss from continuing operations	(229)	(1,918)	1,689	-88.1%

Income (Loss) from operation of discontinued business	55	(128)	183	-143.0%

Net loss	$(174)	$(2,046)	$1,872	-91.5%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	June 30,
	2014	2013

Revenue	100.0%	100.0%
Cost of sales	67.5%	71.0%
Gross profit	32.5%	29.0%

Selling, general and administrative expenses	34.3%	41.8%
Amortization of intangibles	0.0%	0.0%
Operating loss	-1.9%	-12.9%

Interest income (expense), net	0.2%	-1.9%

Loss from continuing operations	-1.7%	-14.8%

Income (Loss) from operation of discontinued business	0.4%	-1.0%

Net loss	-1.3%	-15.8%

Revenue.  Our consolidated revenue increased $647 thousand, or 5%, to $13.6 million during the second quarter of 2014, from $12.9 million during the second quarter of 2013.  The increase in revenue was driven primarily by higher revenue from new utility programs which were in the process of starting up during 2013.  All the programs are now up and running and therefore we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit.  The increase in revenue, in combination with an improved gross profit margin, led to a $663 thousand, or 17.7%, increase in our gross profit during the second quarter of 2014 when compared to the second quarter of 2013.  Our gross profit margin improved from 29.0% during the second quarter of 2013 to 32.5% during the second quarter of 2014.  This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new and/or renewed programs.  We believe our gross profit margin will remain in the range of that earned during the second quarter of this year, however it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles.  The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses declined $750 thousand, or 13.8%, to $4.7 million during the three-month period ended June 30, 2014, from $5.4 million for same period in 2013.  Costs related to the restatement we completed in July 2013, the stockholder lawsuits and the SEC investigation, totaled $306 thousand during the current quarter, which was $19 thousand higher than the $287 thousand incurred during the second quarter of 2013.  When adjusted for these charges, our SG&A expense declined $771 thousand, or 15.0%, to $4.4 million during the second quarter of 2014 from $5.1 million during the second quarter of 2013.  Utility program related SG&A expense decreased approximately $604 thousand and overhead-related SG&A expense decreased by approximately $159 thousand as the result of cost cutting measures implemented in late 2013.  We expect these initiatives to reduce overhead costs will contribute to continued reductions in our SG&A expense relative to 2013 for the balance of 2014.

Amortization of Intangibles.  Intangible assets associated with the continuing business became fully amortized during the second quarter of 2013, as a result there was no amortization expense for the second quarter of 2014.  Amortization expense for the second quarter of 2013 totaled $4 thousand.

Interest Expense, Net.  Net interest expense decreased $272 thousand, to $23 thousand of income during the second quarter of 2014, compared to $249 thousand of expense during the second quarter of 2013.  The components of interest expense for the three-month periods ended June 30, 2014 and 2013 are as follows (in thousands):

Three months ended June 30,	2014	2013

Subordinated notes	—	192

Amortiztion of deferred issuance costs	—	2

Amortization of debt discount	—	67

Total interest expense	$—	$261

We completely repaid all of our outstanding debt during 2013, thus had no interest expense during the second quarter of 2014.  Interest expense for the second quarter of 2013 was related to outstanding subordinated notes and the GES-Port Charlotte term loan.

Also contributing to 2013 interest expense was amortization of the deferred issuance costs and the debt discount, which was partially offset by an increase in the value of the interest rate swap on the GES-Port Charlotte term loan.

Our interest income increased $11 thousand to $23 thousand during the second quarter of 2014, from $12 thousand earned during the second quarter of 2013.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

The components of dividend expense are as follows (in thousands):

Three months ended June 30,	2014	2013
Series A dividend	$298	$—
Series B dividend	188	—
Total dividend expense	$486	$—

During the second quarter of 2014, we accrued dividends of $298 thousand on our Series A Preferred Stock and $188 thousand on our Series B Preferred Stock.

Six months Ended June 30, 2014 Compared to Six months Ended June 30, 2013

	Six Months Ended
	June 30,		Change
	2014	2013	$	%

Revenue	$25,871	$24,159	$1,712	7.1%
Cost of sales	17,727	17,782	(55)	-0.3%
Gross profit	8,144	6,377	1,767	27.7%

Selling, general and administrative expenses	9,576	11,444	(1,868)	-16.3%
Amortization of intangibles	—	10	(10)	-100.0%
Operating loss	(1,432)	(5,077)	3,645	-71.8%

Interest income (expense), net	39	(496)	535	-107.9%

Loss from continuing operations	(1,393)	(5,573)	4,180	-75.0%

Income (Loss) from operation of discontinued business	52	(3,176)	3,228	-101.6%

Net loss	$(1,341)	$(8,749)	$7,408	-84.7%

The following table presents the percentage of certain items to revenue:

	Six Months Ended
	June 30,
	2014	2013

Revenue	100.0%	100.0%
Cost of sales	68.5%	73.6%
Gross profit	31.5%	26.4%

Selling, general and administrative expenses	37.0%	47.4%
Amortization of intangibles	0.0%	0.0%
Operating loss	-5.5%	-21.0%

Interest income (expense), net	0.2%	-2.1%

Loss from continuing operations	-5.4%	-23.1%

Income (Loss) from operation of discontinued business	0.2%	-13.1%

Net loss	-5.2%	-36.2%

Revenue.  Our consolidated revenue increased $1.7 million, or 7.1%, to $25.9 million during the first half of 2014, from $24.2 million during the first half of 2013.  The increase in revenue was driven primarily by higher revenue from new utility programs which were in the process of starting up during 2013.  All the programs are now up and running and at close to steady state levels, therefore we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit.  The increase in revenue, in combination with an improved gross profit margin, led to a $1.8 million, or 27.7%, increase in our gross profit during the second half of 2014 when compared to the second half of 2013.  Our gross profit margin improved from 26.4% during the first half of 2013 to 31.5% during the first half of 2014.  This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new and/or renewed programs.  We believe our gross profit margin will remain in the range of that earned during the first quarter of this year, however it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles.  The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses declined $1.9 million, or 16.3%, to $9.6 million during the first half of 2014, from $11.4 million for same period in 2013.  Costs related to the restatement we completed in July 2013, the stockholder lawsuits and the SEC investigation, totaled $595 thousand during the first half of 2014, which was $970 thousand lower than the $1.6 million incurred during the first half of 2013.  When adjusted for these charges, our SG&A expense declined $899 thousand, or 9.1%, to $9.0 million during the first half of 2014 from $9.9 million during the first half of 2013.  Utility program related SG&A expense decreased approximately $475 thousand and overhead-related SG&A expense decreased by approximately $425 thousand as the result of cost cutting measures implemented in late 2013.  We expect these initiatives to reduce overhead costs will contribute to continued reductions in our SG&A expense relative to 2013 for the balance of 2014.

Amortization of Intangibles.  Intangible assets associated with the continuing business became fully amortized during the second quarter of 2013, as a result there was no amortization expense for the second quarter of 2014.  Amortization expense for the first half of 2013 totaled $10 thousand.

Interest Expense, Net.  Net interest expense decreased $535 thousand, to $39 thousand of income during the first half of 2014, compared to $496 thousand of expense during the first half of 2013.  The components of interest expense for the six-month periods ended June 30, 2014 and 2013 are as follows (in thousands):

Six months ended June 30,	2014	2013

Line of credit	$—	$3

Subordinated notes	—	384

Total contractural interest	—	387

Amortiztion of deferred issuance costs	—	3

Amortization of debt discount	—	132

Total interest expense	$—	$522

We completely repaid all of our outstanding debt during 2013, thus had no interest expense during the first half of 2014.  Interest expense for the first half of 2013 was related to outstanding subordinated notes and the GES-Port Charlotte term loan.  2013 interest expense also included unused line fees associated with our line of credit, which expired in March 2013.

Also contributing to 2013 interest expense was amortization of the deferred issuance costs and the debt discount, which was partially offset by an increase in the value of the interest rate swap on the GES-Port Charlotte term loan.

Our interest income increased $13 thousand to $39 thousand during the first half of 2014, from $26 thousand earned during the first half of 2013.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

The components of dividend expense are as follows (in thousands):

Six months ended June 30,	2014	2013
Series A dividend	$594	$—
Series B dividend	349	—
Deemed dividend on Series A	178
Deemed dividend on Series B	832	—
Total dividend expense	$1,953	$—

During the first half of 2014, we paid dividends through the issuance of additional preferred shares of $594 thousand on our Series A Preferred Stock and $349 thousand on our Series B Preferred Stock.

We also raised an additional $2 million through the sale of shares of our Series B Preferred Stock during the first quarter of 2014.  The price at which the Series B Preferred Stock is convertible into shares of our common stock is lower than the price at which shares of the Series A Preferred Stock are convertible.  An anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock from $3.58 per share to $3.51 per share, resulting in a $178 thousand non-cash deemed dividend.  The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.  This deemed dividend was recorded to dividend expense, with an offset to the additional paid in capital.

In recording the sale of the Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values.  In doing so, we determined that the preferred shares contained beneficial conversion feature valued at $480 thousand.  The value of the beneficial conversion feature, along with the value of the warrants, determined to be $352 thousand, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional-paid-in-capital.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $1.0 million (including restricted cash of $500 thousand), compared to $7.4 million (including $500 thousand of restricted cash) as of December 31, 2013.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as various forms of secured debt.

Three months Ended June 30, 2014 Compared to Three months Ended June 30, 2013

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended June 30,	2014	2013

Net cash used in operating activities	$(1,211)	$(157)
Net cash used in investing activities	(182)	(100)
Net cash used in financing activities	(1)	(30)

Net Decrease in Cash and Cash Equivalents	$(1,394)	$(287)

Cash and Cash Equivalents, at beginning of period	1,898	2,193

Cash and Cash Equivalents, at end of period	$504	$1,906

Net unrestricted cash decreased $1.4 million during the three-month period ended June 30, 2014 as compared to decreasing $287 thousand during the same period in 2013.

Operating Activities

Operating activities consumed cash of $1.2 million during the three-month period ended June 30, 2014 as compared to consuming cash of $157 thousand during the same period of 2013.

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

Three Months Ended June 30,	2014	2013

Net Loss	$(174)	$(2,046)

Provision for bad debt	179	238
Share-based compensation	65	194
Depreciation and amortization	181	264
PIK notes issued for interest	—	384
Amortization of deferred financing costs	—	26
Amortization of original issue discount	—	66

Cash generated (consumed) by operating activities before changes in assets and liabilities	$251	$(874)

Changes in assets and liabilities, net of business dispositions:
Accounts receivable	$83	$(121)
Inventories	—	3
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,438)	(1,150)
Prepaid and other	(199)	(16)
Assets of discontinued operations	200	284
Accounts payable	1,789	3,524
Accrued expenses	(693)	(217)
Billings in excess of costs and estimated earnings on uncompleted contracts	12	(43)
Other current liabilities	(825)	(283)
Liabilities of discontinued operations	(391)	(1,264)

Cash (consumed) generated by changes in assets and liabilities	$(1,462)	$717

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended June 30,	2014	2013

Cash generated (consumed) by operating activities before changes in assets and liabilities	$251	$(874)

Cash (consumed) generated by changes in assets and liabilities	(1,462)	717

Net cash used in operating activities	$(1,211)	$(157)

The cash generated by operating activities before changes in assets and liabilities increased $1.1 million to $251 thousand, during the second quarter of 2014 as compared to consuming $874 thousand during the second quarter of 2013.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter resulting from improvements in the gross profit earned, reductions in SG&A expense and a reduction in the loss from discontinued operations.  We believe that continued improvements in all these areas and a reduction in the restatement and lawsuit related expenses will lead to continued improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $1.5 million during the second quarter of 2014, compared to generating $717 thousand during the second quarter of 2013.    We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, as we continue to bring many of our accounts payable balances back into agreed terms with vendors and if our sales grow as we anticipate they will.

Investing Activities

We consumed $182 thousand of cash in investing activities during the second quarter of 2014, compared to $100 thousand during the second quarter of 2013.  All of the cash consumed during the second quarter of 2014 was for capital expenditures, the largest portion of which was used to continue to develop the software platform used by our utility programs.    We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the second quarter of 2014 financing activities consumed $1 thousand of cash related to stock issuance costs, while during the second quarter of 2013 financing activities consumed $30 thousand of cash related to payments of long-term debt.

Six months Ended June 30, 2014 Compared to Six months Ended June 30, 2013

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Six months ended June 30,	2014	2013

Net cash used in operating activities	$(8,153)	$(1,602)
Net cash (used in) provided by investing activities	(274)	1,573
Net cash provided by (used in) financing activities	1,991	(77)

Net Decrease in Cash and Cash Equivalents	$(6,436)	$(106)

Cash and Cash Equivalents, at beginning of period	6,940	2,012

Cash and Cash Equivalents, at end of period	$504	$1,906

Operating Activities

Operating activities consumed cash of $8.2 million during the six-month period ended June 30, 2014 as compared to consuming cash of $1.6 million during the same period of 2013.

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

Six Months Ended June 30,	2014	2013

Net Loss	$(1,341)	$(8,749)

Provision for bad debt	368	341
Share-based compensation	191	376
Depreciation and amortization	369	532
PIK notes issued for interest	—	384
Amortization of deferred financing costs	—	52
Amortization of original issue discount	—	132
Loss on disposition of property and equipment	—	13

Cash consumed by operating activities before changes in assets and liabilities	$(413)	$(6,919)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(360)	$264
Inventories	—	3
Costs and estimated earnings in excess of billings on uncompleted contacts	342	(1,724)
Prepaid and other	(232)	(36)
Assets of discontinued operations	1,297	1,588
Accounts payable	(2,372)	4,542
Accrued expenses	(1,649)	248
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,292)	309
Other current liabilities	(1,664)	(510)
Liabilities of discontinued operations	(1,810)	633

Cash generated (consumed) from changes in assets and liabilities	$(7,740)	$5,317

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Six Months Ended June 30,	2014	2013

Cash consumed by operating activities before changes in assets and liabilities	$(413)	$(6,919)

Cash generated (consumed) from changes in assets and liabilities	(7,740)	5,317

Net cash used in operating activities	$(8,153)	$(1,602)

The cash consumed by operating activities before changes in assets and liabilities declined $6.5 million or 94.0%, to $413 thousand, during the first half of 2014 as compared to consuming $6.9 million during the first half of 2013.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter resulting from improvements in the gross profit earned, reductions in SG&A expense and a reduction in the loss from discontinued operations.  We believe that continued improvements in all these areas and a reduction in the restatement and lawsuit related expenses will lead to continued improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $7.7 million during the first half of 2014, compared to generating $5.3 million during the first half of 2013.  During the first half of 2014, we used the funds raised in late December 2013 and January 2014 to bring many of our accounts payables back into agreed to terms with our vendors.  We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, as we continue to work down our accounts payable balances and if our sales grow as we anticipate they will.

Investing Activities

We consumed $274 thousand of cash in investing activities during the first half of 2014, compared to generating $1.6 million during the first half of 2013.  All of the cash consumed during the first half of 2014 was for capital expenditures, the largest portion of which was used to continue to develop the software platform used by our utility programs.  During the first half of 2013, we received $1.9 million from the sale of our ESCO business, which was partially offset by capital expenditures totaling $287 thousand.  The capital expenditures made during the first quarter of 2013 were related to the opening of offices to support new utility programs and expenditures on our software platform.  We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the first half of 2014, financing activities generated $2.0 million of cash, while during the first half of 2013 financing activities consumed $77 thousand of cash.  During the six-month period ended June 30, 2014, we raised $2.0 million through the sale of series B preferred shares.  This was partially offset by $9 thousand of costs related to the preferred stock issuance.  During the first half of 2013, we used $77 thousand for scheduled principal payments on the GESPC term note.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are our available, unrestricted cash reserves.

Our ability to continue to expand the sales of our services will require the continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors, including the amount, timing and profitability of future revenues, working capital requirements, the level and amount of our sales efforts, among other things.

We have raised a significant amount of capital since our formation through the issuance of shares of our common and preferred stock, all of which have allowed us to continue to execute our business plan.  Most of these funds have been consumed by operating activities, either to fund our losses or for working capital requirements.

In late 2012, our management, in consultation with our Board of Directors, decided that we needed to shed businesses that we could not finance, narrow our focus to our most promising businesses and reduce overhead costs.  Consistent with this strategy, we shut down the Asset Development business, sold the ESCO business, GESPC, our regional service business and our FRR contract with the Army Corps of Engineers and made significant reductions in our remaining headcount, most of which was accomplished during 2013.

We are now solely focused on our energy efficiency business, which has historically been our fastest growing business.  It is also a business in which we believe we are the market leader based on the number of programs we manage, and it is a market that we believe has good prospects for future growth.

Our first half 2014 results demonstrate that the actions we have taken have significantly reduced the cash consumed by operations before changes in assets and liabilities.  We believe that if our utility programs continue to grow and mature, and our lawsuit and investigation related costs decline, as we believe they will, we will begin to generate positive earnings within the next quarter or two.  We believe that this, in combination with our current cash balances, will permit us to continue to operate until we turn cash flow positive, hopefully later this year.  However, despite the capital we recently raised, our liquidity remains tighter than we would like.  While it is possible that our current cash balances will be sufficient to carry us until our operations turn cash flow positive, it is also possible that we will need to raise additional capital sometime in the near future.  If we do determine it is necessary to raise additional capital, there is no assurance we will be able to do so, or, it may only be available on terms that are not favorable to the Company and/or our existing stockholders.  If we need to raise additional capital and are unable to do so, our future growth and/or profitability could be impaired, in the worst case possibly jeopardizing our continued operation.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,”  “goal,” “target,’ “should,” and similar expressions, including when used in the negative.

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under “Part II, Item 1A—Risk Factors” and the following:

•                  Our business model has changed in significantly several times since our inception in response to a constantly changing and evolving market, including our decision to focus on utility programs, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties;

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

•                  we operate in a highly competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected;

•                  we depend upon a limited number of utility contracts to generate substantially all of our revenue;

•                  our ability to generate revenues depends upon receipt of certain regulatory approvals and our ability to sell sufficient program services; and

•                  failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

All forward-looking statements in this quarterly report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s Securities and Exchange Commission filings. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this quarterly report are cautioned not to place undue reliance on the forward-looking statements.

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

ITEM 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014 the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                Legal Proceedings.

Jeffrey Satterfield, individually and on behalf of all others similarly situated, v. Lime Energy Co., John  O’Rourke and Jeffrey Mistarz, United States District Court for the Northern District of Illinois, Case No. 1:12-cv-05704.  This is a securities class action suit. An Order of Preliminary Approval of a settlement was filed on January 28, 2014.  The parties agreed to settlement terms and an Order of Final Approval and Final Judgment was entered by the court on June 4, 2014.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that the Company officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present.  Two derivative actions were filed, one on October 5, 2012 and one on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint, purporting to name as Defendants several current and former officers and directors of the Company. The Company is named as a Nominal Defendant. On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs filed a response on July 8, 2013, and Defendants filed their reply on July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss with prejudice.  On April 22, 2014, Plaintiffs’ filed a Motion for Reconsideration and for Leave to File an Amended Complaint.  The Court denied Plaintiffs’ Motion for Reconsideration on June 25, 2014.  Plaintiffs have filed a notice of appeal of the judge’s ruling.

SEC Investigation:  The Securities and Exchange Commission is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  On July 25, 2014, the Commission asked for some additional documentation and asked to schedule three interviews.  We are cooperating with the Commission’s investigation.

ITEM 1A.              Risk Factors

There have been no material changes in our risk factors since December 31, 2013.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.                 Exhibits

10.1	Employment Agreement, date April 23, 2014, between Lime Energy Co. and Mary Colleen Brennan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 24, 2014.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Lime Energy Co Quarterly Report on Form 10-Q for the three-month period ended June 30, 2014, filed with the SEC on August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six month period ended June 30, 2014 and 2013, (ii) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 14, 2014	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2014	By:	/s/ Mary Colleen Brennan
Mary Colleen Brennan
Chief Financial Officer (principal
financial and accounting officer)