Form 10-Q
period 2014-09-30
LIME ENERGY CO.
filed 2014-11-12
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

3,771,002 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 12, 2014.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended September 30, 2014

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2014	December 31,
	(unaudited)	2013 (1)

Assets

Current Assets
Cash and cash equivalents	$1,293	$6,940
Restricted cash	500	500
Accounts receivable, net of allowance for doubtful accounts of $2,299 and $1,824, respectively	10,264	9,151
Costs and estimated earnings in excess of billings on uncompleted contracts	8,705	6,625
Prepaid expenses and other	520	255
Current assets of discontinued operations	1,732	3,442
Total Current Assets	23,014	26,913

Net Property and Equipment	1,460	1,562
Deferred Financing Costs, Net	109	—
Long-Term Receivables	516	296
Goodwill	6,009	6,009

	$31,108	$34,780

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,
	2014	December 31,
	(unaudited)	2013 (1)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$17,661	$15,835
Accrued expenses	1,779	2,907
Billings in excess of costs and estimated earnings on uncompleted contracts	405	1,711
Customer deposits	281	72
Current liability to trade creditor	509	3,236
Current liabilities of discontinued operations	1,135	3,245
Total Current Liabilities	21,770	27,006

Long-Term Debt	1,000	—

Total Liabilities	22,770	27,006

Stockholders’ Equity
Series A Preferred stock, $0.01 par value; 2,000,000 authorized 1,016,982 and 957,624 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	10	9
Series B Preferred stock, $0.01 par value; 1,000,000 authorized 636,170 and 401,232 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	6	4
Common stock, $.0001 par value; 50,000,000 shares authorized 3,760,267 and 3,667,298 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	207,301	205,489
Accumulated deficit	(198,979)	(197,728)

Total Stockholders’ Equity	8,338	7,774

	$31,108	$34,780

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2013

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except share data, unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Revenue	$15,585	$13,354	$41,456	$37,513

Cost of sales	10,735	9,651	28,462	27,433

Gross Profit	4,850	3,703	12,994	10,080

Selling, general and administrative	4,887	5,697	14,463	17,142
Amortization of intangibles	—	—	—	10

Operating loss	(37)	(1,994)	(1,469)	(7,072)

Other Income (Expense)
Interest income	27	13	66	39
Interest expense	(35)	(1,530)	(35)	(2,052)

Total other income (expense)	(8)	(1,517)	31	(2,013)

Loss from continuing operations	(45)	(3,511)	(1,438)	(9,085)

Discontinued Operations:
Income (Loss) from operation of discontinued business	136	(329)	187	(3,504)

Net Income (Loss)	$91	$(3,840)	$(1,251)	$(12,589)

Preferred stock dividends	(521)	(22)	(2,474)	(22)

Net loss available to common stockholders	(430)	(3,862)	(3,725)	(12,611)

Basic and diluted (loss) earnings per common share from
Continuing operations	$(0.15)	$(0.98)	$(1.05)	$(2.53)
Discontinued operations	0.04	(0.09)	0.05	(0.97)

Basic and Diluted Loss Per Common Share	$(0.11)	$(1.07)	$(1.00)	$(3.50)

Weighted Average Common Shares Outstanding	3,760	3,593	3,738	3,594

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Series A	Series A	Series B	Series B	Additional		Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2013	3,667	$—	958	$9	$401	$4	$205,489	$(197,728)	$7,774

Issuance of preferred stock	—	—	—	—	200	2	1,998	—	2,000
Issuance costs	—	—	—	—	—	—	(11)	—	(11)
Warrants issued							101		101
Preferred stock dividends	—	—	—	—	—	—	(1,464)	—	(1,464)
Satisfaction of preferred stock dividends through the issuance of preferred stock	—	—	59	1	35	—	943		944
Shares issued for benefit plans	4	—	—	—	—	—	8	—	8
Share based compensation	89	—	—	—	—	—	237	—	237
Net loss	—	—	—	—	—	—	—	(1,251)	(1,251)
Balance, September 30, 2014	3,760	$—	1,017	$10	636	$6	$207,301	$(198,979)	$8,338

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cash Flows From Operating Activities
Net Income (Loss)	$91	$(3,840)	$(1,251)	$(12,589)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debt	320	432	688	773
Share-based compensation	46	115	237	492
Depreciation and amortization	177	261	546	793
Asset Impairment	—	27	—	27
PIK notes issued for interest	—	191	—	575
Amortization of deferred financing costs	—	56	—	108
Amortization of original issue discount	—	1,307	—	1,439
Loss on disposition of property and equipment	—	(148)	—	(136)
Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	(1,661)	(626)	(2,021)	(362)
Inventories	—	—	—	3
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,422)	(32)	(2,080)	(1,756)
Prepaid expenses and other	(33)	152	(265)	116
Assets of discontinued operations	413	107	1,710	1,695
Accounts payable	4,198	2,675	1,826	7,217
Accrued expenses	—	180	(1,648)	428
Billings in excess of costs and estimated earnings on uncompleted contracts	(14)	(1,150)	(1,306)	(841)
Other current liabilities	(854)	(692)	(2,518)	(1,202)
Liabilities of discontinued operations	(301)	(681)	(2,111)	(48)

Net cash used in operating activities	(40)	(1,666)	(8,193)	(3,268)

Cash Flows From Investing Activities
Proceeds from sale of ESCO business	—	128	—	1,988
Proceeds from sale of property and equipment	—	1	—	1
Purchases of property and equipment	(169)	(150)	(443)	(437)

Net cash (used in) provided by investing activities	(169)	(21)	(443)	1,552

Cash Flows From Financing Activities
Payments of long-term debt	—	(60)	—	(137)
Proceeds from the issuance of convertible notes	1,000	—	1,000	—
Proceeds from the issuance of preferred stock	—	2,500	2,000	2,500
Costs related to stock issuances	(2)	(12)	(11)	(12)

Net cash provided by financing activities	998	2,428	2,989	2,351

Net Increase (Decrease) in Cash and Cash Equivalents	789	741	(5,647)	635

Cash and Cash Equivalents, at beginning of period	504	1,906	6,940	2,012

Cash and Cash Equivalents, at end of period	$1,293	$2,647	$1,293	$2,647

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Supplemental Disclosure of Cash Flow Information:

Preferred dividends satisfied through issuance of preferred stock:	$—	$—	$943	$—
Warrants issued with letter of credit	$101		$101

Cash paid during the period for interest:
Continuing operations	$3	$—	$3	$—
Discontinued operations	$—	$65	$—	$151

See accompanying notes to condensed consolidated financial statements

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

The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “Plan”).  All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on December 31, 2012, but at the Company’s annual meeting held in December 2013, its stockholders approved a new ESPP for a one year period commencing January 1, 2014 (the “2014 ESPP”).  The new plan (“2015 ESPP”) was approved at the annual meeting held on June 25, 2014, which replaced the 2014 ESPP with a new ESPP that will run from July 1, 2014 through June 30, 2015, and will better correspond with the Company’s annual meeting dates.

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

The following table summarizes the Company’s total share-based compensation expense for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Stock options	$(20)	$72	$(7)	$307

Restricted stock	66	43	232	185

Employee Stock Purchase Plan	—	—	12	—

	$46	$115	$237	$492

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of September 30, 2014	Expense	(in Months)

Stock options	$14	12.1

Restricted stock	$156	8.5

In addition, there was approximately $293 thousand of unrecognized expense related to the Cliff Options which may be recognized over the next 7 months, if vesting requirements are met.

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

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted earnings or loss per common share. Basic earnings or loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted earnings or loss per share for the three and nine months ended September 30, 2014 and 2013, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants as of September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted average shares issuable upon exercise of outstanding options	357,568	460,683	357,240	474,533

Weighted average shares issuable upon exercise of outstanding warrants	1,851,131	710,543	1,780,695	701,700

Total	2,208,699	1,171,226	2,137,935	1,176,233

Note 5 — GES-Port Charlotte (GESPC)

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets. On November 1, 2013, the

Company sold GES-Port Charlotte to Green Gas Americas, Inc. (“Green Gas” or the “Buyer”). The sale was consummated pursuant to a Membership Interest Purchase Agreement (the ‘Purchase Agreement”), dated November 1, 2013, by and between LEAD, as the seller, and Green Gas, as the purchaser. The total purchase price paid for the membership interest was $3.3 million, less a $152,300 contribution on the part of the Seller toward the cost of wellfield improvements. The agreement also provides for a 5%, or $165,000, hold-back of the purchase price (the ‘Hold-Back’) to be held in escrow to cover the indemnification obligations of the seller and any additional pre-closing liabilities.  After application by the Buyer to obligations of the Seller, the balance at September 30, 2014 was $18,000 and is included in Accounts Receivable.  The remaining $18,000 was released on November 6, 2014.  At September 30, 2014, the balance of the escrow of the Company provided typical indemnifications to the Buyer, including for breach of representations, third party claims, pre-closing liabilities, etc., all of which are capped at the total purchase price paid by the Buyer.

As part of the Purchase Agreement, Lime agreed to assume GESPC’s obligation to Florida Power and Light (“FP&L”) for the cost of completing an interconnect between GESPC’s facility and the FP&L’s transmission system. This obligation totaled $400,000 as of November 1, 2013, and required monthly payments of $50,000 to FP&L.  The obligation was fully satisfied during the third quarter of 2014.

The Company recognized a $27,000 loss on the sale of GESPC.  Upon the closing of the transaction, the Company repaid in full the term loan it used to fund the construction of the Zemel Road facility.

Note 6 —Current Liability to Trade Creditor

In December 2012, one of the Company’s major suppliers agreed to allow it to pay for approximately $5.3 million worth of purchases over a 23 month period. The balance of this liability was $0.5 million and $3.2 million as of September 30, 2014 and December 31, 2013, respectively.

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

The Series A Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series A Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $320 and $914 thousand on the Series A Preferred during the three and nine month periods ended September 30, 2014, respectively. On June 30, 2014, the Company satisfied $594 thousand of preferred dividends through the issuance of Series A Preferred shares and $320 thousand remains in Accrued Expenses.

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

The Company may redeem all or a portion of the Series A Preferred Shares at its option at any time unless prohibited by Delaware law governing distributions to stockholders.  The redemption price for each Series A Preferred Share shall be its original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) plus any accrued but unpaid dividends multiplied by a factor based on the date the notice of such redemption is sent to holders of the Series A Preferred Shares. If such notice is sent before the second anniversary of the issuance of the Series A Preferred Shares, the factor shall be 102%, if thereafter but before the third such anniversary, the factor shall be 101% and thereafter, the factor shall be 100%.

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

Note 9 — Subordinated Convertible Term Notes

2012 Notes:

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Sub Debt Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of Directors (collectively with the other investors, the “Holders”).  Pursuant to the terms of the Sub Debt Purchase Agreement, the Holders lent the Company $6,050,000 under a Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”).  The Notes had a term of five years, accrued interest at the rate of 12.5% per year, payable semi-annually at the Company’s election in cash or additional Notes.  On September 23, 2013, the Notes and all accrued interest were converted to shares of Series A Preferred Stock (see Note 8 for additional information regarding the Series A Preferred Stock).

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

In recording the transaction, the Company allocated the value of the proceeds to the Notes and Sub Debt Warrants based on their relative fair values.  In doing so, it determined that the Notes contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the Notes (determined on the Note issuance date) exceeded the value allocated to the Notes of $4,924,000.  The Notes were convertible into 1,179,912 shares of common stock, which at the market price of $4.48 per share on date of issuance of the Notes was worth $5,286,000.  The difference of $362 thousand between the market value of the shares issuable upon conversion and the value allocated to the Notes was considered to be the value of the beneficial conversion feature.

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the Notes, which was being amortized over the term of the Notes using the effective interest method.  Amortization of the discount of $132 thousand was included in interest expense for the six-month period ended June 30, 2013.  Upon the conversion of the Notes to preferred stock in September 2013, the remaining unamortized discount of $1.2 million was recorded to interest expense.

The Company incurred costs of approximately $37 thousand to issue the Notes.  These costs were capitalized and were also being amortized over the term of the Notes using the effective interest method.  Amortization of the deferred issuance costs of $3 thousand was included in interest expense for the six-month period ended June 30, 2013.  Upon the conversion of the Notes to preferred stock in September 2013, the balance of the deferred issuance costs of $30 thousand was recorded to interest expense.

The Company elected to pay the interest accrued through September 23, 2013, of $712,000 in additional Notes.  The Notes issued in satisfaction of the accrued interest were also converted to shares of preferred stock on September 23, 2013 (see Note 8 for additional information regarding the Series A Preferred Stock).

2014 Notes:

On August 4, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a group of investors including Mr. Richard Kiphart (collectively with the other investors, the “Note Holders”). Pursuant to the terms of the Subscription Agreement, the Note Holders lent to the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes (the “2014 Notes”). The 2014 Notes have a term of ten years and will accrue interest at the rate of 12.5% per year, payable semi-annually at the Company’s election in cash or additional 2014 Notes.  The Company accrued interest of $20 thousand during the three and nine months ended September 30, 2014.

The Note Holders are entitled to convert the 2014 Notes at any time, at their election, into shares of the Company’s common stock at the Conversion Price (as such term is defined in the 2014 Notes). The Company can require conversion of the 2014 Notes if the weighted average price for the its common stock (i) during the period commencing on the issuance date and terminating on the first anniversary of the issuance date, is at least two hundred percent (200%) of the Conversion Price for at least 20 trading days during a 30-trading day period ending within five trading days prior to the Company sending a notice of forced conversion to the holders of the 2014 Notes, or (ii) during the period commencing on the day following the first anniversary of the issuance date and terminating on the maturity date, is at least one hundred seventy-five percent (175%) of the Conversion Price for at least 20 trading days during a 30-trading day period ending within five trading days prior to the Company sending a forced conversion notice to the holders of the 2014 Notes. The number of shares the Company shall be obligated to issue will be limited such that it would not violate any requirements of any exchange upon which it might be listed at the time of the conversion.

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

The Company used the proceeds from the issuance of the 2014 Notes for general corporate purposes.

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

The Series B Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series B Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $201 and $550 thousand on the Series B Preferred during the three and nine month periods ended September 30, 2014, respectively.  On June 30, 2014, the Company satisfied $349 thousand of preferred dividends through the issuance of Series B Preferred Shares and $201 thousand remains in Accrued Expenses.

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

In recording the Series B transactions, the Company allocated the value of the proceeds to the Series B Preferred Shares and the Series B Warrants based on their relative fair values.  In doing so, it determined that the Series B Preferred Shares contained a beneficial conversion feature.  The value of the beneficial conversion feature, along with the value of the warrants, where both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital in the period in which the Series B Preferred was issued.  Dividend expense for the nine-month period ended September 30, 2014, contains $832 thousand of such deemed dividends.

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

The revenue and operating profit (loss) related to discontinued operations were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Revenue	$450	$1,546	$633	$6,018

Operating profit (loss)	$136	$(329)	$187	$(3,504)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	September 30,	December 31,
	2014	2013

Accounts receivable	$957	$2,423
Costs and estimated earnings in excess of billings on uncompleted contracts	775	1,019
Total current assets	1,732	3,442

Total Assets	$1,732	$3,442

Accounts payable	$811	$2,240
Accrued expenses	114	504
Billings in excess of costs and estimated earnings on uncompleted contracts	192	460
Customer deposits	18	41
Total current liabilities	1,135	3,245

Total Liabilities	$1,135	$3,245

Note 13 — Business Segment Information

With the sale of the public sector business and renewable energy business during 2013, all of the Company’s remaining operations are focused on one business segment, its energy efficiency segment.

Note 14 — Other Equity Issuances

During three and nine months ended September 30, 2014, the Company granted 24,998 and 59,248 shares, respectively, of restricted stock to its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  The shares granted under the 2010 Non-Employee Directors’ Stock Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.  The Company also issued 25,157 shares of restricted stock to its Chief Executive Officer and 5,000 shares to its Chief Financial Officer pursuant to its 2008 Employee Long-term Incentive Plan during the nine months ended September 30, 2014.  These shares vest one-third on each of December 31, 2014, 2015 and 2016, if the holder is still an employee of the Company on the vesting date.

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

Pursuant to the LOC Agreement, the Company issued to Mr. Kiphart a warrant (the “LOC Warrant”) to purchase 50,000 shares of the Company’s common stock as consideration for his obligations under the LOC Agreement. The LOC Warrant was issued on August 12, 2014 at an exercise price of $4.04 based on the closing bid price of our stock on the date of issuance. The LOC Warrant has a five year term and may be exercised on a cashless basis at Mr. Kiphart’s election. In addition, the Company has agreed to pay to Mr. Kiphart simple interest at six percent per annum on the aggregate amount of the Kiphart Letter of Credit.  The Company accrued interest of $15 thousand during the three and nine month periods ended September 30, 2014.

Note 16 — Commitments and Contingencies

The Company carries Directors and Officers insurance with an aggregate limit of $10 million, which it anticipates will cover the cost of defending an existing class action suit and derivative action and any related awards or settlements, up to the limit of the policy. At this point in the legal process, the Company estimates that its reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be between $6.5 million and $7.0 million, of which $6.1 million had been incurred through September 30, 2014. There are many factors that could cause the actual costs to exceed or be less than this estimate; therefore the Company has not accrued for these potential future costs.

Note 17 — Legal Matters

Satterfield v. Lime Energy Co. et al., Case No. 12-cv-5704 (N.D. Ill.):  This is a putative class action on behalf of purchasers of our securities between May 14, 2008 and December 27, 2012, inclusive.  Following an announcement by us dated July 17, 2012, four separate putative class actions were filed alleging violations of the federal securities laws and naming as Defendants the Company and two of its former officers, John O’Rourke and Jeffrey Mistarz.  The four cases were consolidated.

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

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that certain of our officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present by failing to maintain adequate internal controls and causing the Company to issue false and misleading statements concerning our revenues.  An initial derivative complaint was filed on October 5, 2012.  A second derivative action was filed on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint.  On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Briefing on the motion to dismiss was completed as of July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss and dismissed the case with prejudice.  On April 22, 2014, Plaintiffs filed a motion for reconsideration of the Court’s ruling.  On June 25, 2014 the Court denied the Plaintiffs’ motion for reconsideration. The parties are currently in mediation and settlement negotiations, and the court suspended the appeal during the mediation process.  Defendants are in favor of settling and are actively working towards reaching a mutual settlement position.

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

Events Impacting Future Results

On July 29, 2014, the Company announced that it was awarded a contract by Duke Energy for a small business energy saver program. As previously disclosed, the program targets small business customers in the Carolinas with an average electric demand of 100 kW or less. This new award expands the program to a broader territory in North and South Carolina and extends the program for five years. Among other things, the Company will perform energy usage and equipment assessments of small business facilities and perform upgrades to those facilities through its network of contractors.  The actual impact of this award on the Company’s revenues will depend on the Company’s ability to sell sufficient program services.

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

Three months Ended September 30, 2014 Compared to Three months Ended September 30, 2013

Consolidated Results (in thousands)

	Three Months Ended
	September 30,		Change
	2014	2013	$	%

Revenue	$15,585	$13,354	$2,231	16.7%
Cost of sales	10,735	9,651	1,084	11.2%
Gross profit	4,850	3,703	1,147	31.0%

Selling, general and administrative expenses	4,887	5,697	(810)	-14.2%

Operating loss	(37)	(1,994)	1,957	-98.1%

Interest expense, net	(8)	(1,517)	1,509	-99.5%

Loss from continuing operations	(45)	(3,511)	3,466	-98.7%

Income (Loss) from operation of discontinued business	136	(329)	465	-141.3%

Net Income (Loss)	$91	$(3,840)	$3,931	-102.4%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	September 30,
	2014	2013

Revenue	100.0%	100.0%
Cost of sales	68.9%	72.3%
Gross profit	31.1%	27.7%

Selling, general and administrative expenses	31.4%	42.7%

Operating loss	-0.2%	-14.9%

Interest expense, net	-0.1%	-11.4%

Loss from continuing operations	-0.3%	-26.3%

Income (Loss) from operation of discontinued business	0.9%	-2.5%

Net Income (Loss)	0.6%	-28.8%

Revenue.  Our consolidated revenue increased $2.2 million, or 16.7%, to $15.6 million during the third quarter of 2014, from $13.4 million during the third quarter of 2013.  The increase in revenue was driven primarily by higher revenue from new utility programs which were in the process of starting up during 2013.  All the programs are now up and running and therefore we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit.  The increase in revenue, in combination with an improved gross profit margin, led to a $1.1 million, or 31.0%, increase in our gross profit during the third quarter of 2014 when compared to the third quarter of 2013.  Our gross profit margin improved from 27.7% during the third quarter of 2013 to 31.1% during the third quarter of 2014.  This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new and/or renewed programs.  We believe our gross profit margin will remain in the range of that earned during the third quarter of this year, however it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles.  The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses declined $810 thousand, or 14.2%, to $4.9 million during the three-month period ended September 30, 2014, from $5.7 million for same period in 2013.  Costs related to the restatement we completed in July 2013, the stockholder lawsuits and the SEC investigation, totaled $94 thousand during the current quarter, which was $562 thousand lower than the $656 thousand incurred during the third quarter of 2013.  When adjusted for these charges, our SG&A expense declined $246 thousand, or 4.9%, to $4.8 million during the third quarter of 2014 from $5.0 million during the third quarter of 2013.  Utility program related SG&A expense decreased approximately $21 thousand and overhead-related SG&A expense decreased by approximately $225 thousand as the result of cost cutting measures implemented in late 2013.  We expect these initiatives to reduce overhead costs will contribute to continued reductions in our SG&A expense relative to 2013 for the balance of 2014.

Interest Expense, Net.  Net interest expense decreased $1.5 million, to $8 thousand during the third quarter of 2014, compared to $1.5 million of expense during the third quarter of 2013.  The components of interest expense for the three-month periods ended September 30, 2014 and 2013 are as follows (in thousands):

Three months ended September 30,	2014	2013

Letter of credit	$15	$—

Subordinated notes	20	191

Total contractural interest	35	191

Amortiztion of deferred issuance costs	—	32

Amortization of debt discount	—	1,307

Total interest expense	$35	$1,530

Interest Expense for the third quarter of 2014 was related to the outstanding subordinated notes and the letter of credit.  Interest expense for the third quarter of 2013 was related to the subordinated notes and the conversion of the notes to preferred stock, at which time we expensed the unamortized deferred issuance costs and debt discount.

Our interest income increased $14 thousand to $27 thousand during the third quarter of 2014, from $13 thousand earned during the third quarter of 2013.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

The components of dividend expense are as follows (in thousands):

Three months ended September 30,	2014	2013
Series A dividend	$320	$22
Series B dividend	201	—
Total dividend expense	$521	$22

During the third quarter of 2014, we accrued dividends of $320 thousand on our Series A Preferred Stock and $201 thousand on our Series B Preferred Stock.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%

Revenue	$41,456	$37,513	$3,943	10.5%
Cost of sales	28,462	27,433	1,029	3.8%
Gross profit	12,994	10,080	2,914	28.9%

Selling, general and administrative expenses	14,463	17,142	(2,679)	-15.6%
Amortization of intangibles	—	10	(10)	-100.0%
Operating loss	(1,469)	(7,072)	5,603	-79.2%

Interest income (expense), net	31	(2,013)	2,044	-101.5%

Loss from continuing operations	(1,438)	(9,085)	7,647	-84.2%

Income (Loss) from operation of discontinued business	187	(3,504)	3,691	-105.3%

Net loss	$(1,251)	$(12,589)	$11,338	-90.1%

The following table presents the percentage of certain items to revenue:

	Nine Months Ended
	September 30,
	2014	2013

Revenue	100.0%	100.0%
Cost of sales	68.7%	73.1%
Gross profit	31.3%	26.9%

Selling, general and administrative expenses	34.9%	45.7%
Amortization of intangibles	0.0%	0.0%
Operating loss	-3.5%	-18.9%

Interest income (expense), net	0.1%	-5.4%

Loss from continuing operations	-3.5%	-24.2%

Income (Loss) from operation of discontinued business	0.5%	-9.3%

Net loss	-3.0%	-33.6%

Revenue.  Our consolidated revenue increased $4.0 million, or 10.5%, to $41.5 million during the first nine months 2014, from $37.5 million during the first nine months of 2013.  The increase in revenue was driven primarily by higher revenue from new utility programs which were in the process of starting up during 2013.  All the programs are now up and running and at close to steady state levels, therefore we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit.  The increase in revenue, in combination with an improved gross profit margin, led to a $2.9 million, or 28.9%, increase in our gross profit during the first nine months of 2014 when compared to the first nine months of 2013.  Our gross profit margin improved from 26.9% during the first nine months of 2013 to 31.3% during the first nine months of 2014.  This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new and/or renewed programs.  We believe our gross profit margin will remain in the range of that earned during the first nine months of this year, however it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles.  The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses declined $2.7 million, or 15.6%, to $14.5 million during the first nine months of 2014, from $17.1 million for the same period in 2013.  Costs related to the restatement we completed in July 2013, the stockholder lawsuits and the SEC investigation, totaled $690 thousand during the first nine months of 2014, which was $1.5 million lower than the $2.2 million incurred during the first nine months of 2013.  When adjusted for these charges, our SG&A expense declined $1.1 million, or 7.7%, to $13.8 million during the first nine months of 2014 from $14.9 million during the first nine months of 2013.  Utility program related SG&A expense decreased approximately $495 thousand and overhead-related SG&A expense decreased by approximately $650 thousand as the result of cost cutting measures implemented in late 2013.  We expect these initiatives to reduce overhead costs will contribute to continued reductions in our SG&A expense relative to 2013 for the balance of 2014.

Amortization of Intangibles.  Intangible assets associated with the continuing business became fully amortized during the first nine months of 2013, as a result there was no amortization expense for 2014.  Amortization expense for the first nine months of 2013 totaled $10 thousand.

Interest Expense, Net.  Net interest expense decreased $2 million, to $31 thousand of income during the first nine months of 2014, compared to $2 million of expense during the first nine months of 2013.  The components of interest expense for the nine-month periods ended September 30, 2014 and 2013 are as follows (in thousands):

Nine months ended September 30,	2014	2013

Letter of credit	$15	$3

Subordinated notes	20	575

Total contractural interest	35	578

Amortiztion of deferred issuance costs	—	35

Amortization of debt discount	—	1,439

Total interest expense	$35	$2,052

Interest expense for the first nine months of 2014 related to outstanding subordinated notes and the letter of credit.  Interest expense for the first nine months of 2013 was related to the outstanding subordinated notes and the conversion of the notes to preferred stock at which time we expensed the unamortized deferred issuance costs and debt discount.

Our interest income increased $27 thousand to $66 thousand during the first nine months of 2014, from $39 thousand earned during the first nine months of 2013.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

The components of dividend expense are as follows (in thousands):

Nine months ended September 30,	2014	2013
Series A dividend	$914	$22
Series B dividend	550	—
Deemed dividend on Series A	178
Deemed dividend on Series B	832	—
Total dividend expense	$2,474	$22

During the first nine months of 2014, we paid dividends through the issuance of additional preferred shares of $594 thousand on our Series A Preferred Stock and $349 thousand on our Series B Preferred Stock and accrued dividends on Series A Preferred Stock of $320 thousand and Series B Stock of $201 thousand.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $1.8 million (including restricted cash of $500 thousand), compared to $7.4 million (including $500 thousand of restricted cash) as of December 31, 2013.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity, as well as various forms of secured debt.

Three months Ended September 30, 2014 Compared to Three months Ended September 30, 2013

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended September 30,	2014	2013

Net cash used in operating activities	$(40)	$(1,666)
Net cash used in investing activities	(169)	(21)
Net cash provided by financing activities	998	2,428

Net Increase in Cash and Cash Equivalents	$789	$741

Cash and Cash Equivalents, at beginning of period	504	1,906

Cash and Cash Equivalents, at end of period	$1,293	$2,647

Net unrestricted cash increased $789 thousand during the three-month period ended September 30, 2014 as compared to $741 thousand during the same period in 2013.

Operating Activities

Operating activities consumed cash of $40 thousand during the three-month period ended September 30, 2014 as compared to consuming cash of $1.7 million during the same period of 2013.

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

Three Months Ended September 30,	2014	2013

Net Income (Loss)	$91	$(3,840)

Provision for bad debt	320	432
Share-based compensation	46	115
Depreciation and amortization	177	261
Asset Impairment	—	27
PIK notes issued for interest	—	191
Amortization of deferred financing costs	—	56
Amortization of original issue discount	—	1,307
Loss on disposition of property and equipment	—	(148)

Cash generated (consumed) by operating activities before changes in assets and liabilities	$634	$(1,599)

Changes in assets and liabilities, net of business dispositions:
Accounts receivable	$(1,661)	$(626)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,422)	(32)
Prepaid and other	(33)	152
Assets of discontinued operations	413	107
Accounts payable	4,198	2,675
Accrued expenses	—	180
Billings in excess of costs and estimated earnings on uncompleted contracts	(14)	(1,150)
Other current liabilities	(854)	(692)
Liabilities of discontinued operations	(301)	(681)

Cash consumed by changes in assets and liabilities	$(674)	$(67)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended September 30,	2014	2013

Cash generated (consumed) by operating activities before changes in assets and liabilities	$634	$(1,599)

Cash consumed by changes in assets and liabilities	(674)	(67)

Net cash used in operating activities	$(40)	$(1,666)

The cash generated by operating activities before changes in assets and liabilities increased $2.2 million to $634 thousand, during the third quarter of 2014 as compared to consuming $1.6 million during the third quarter of 2013.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the quarter resulting from improvements in the gross profit earned, reductions in SG&A expense and a reduction in the loss from discontinued operations.  We believe that continued improvements in all these areas and a reduction in the restatement and lawsuit related expenses will lead to continued improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $674 thousand during the third quarter of 2014, compared to $67 thousand during the third quarter of 2013.  We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, as we continue to bring many of our accounts payable balances back into agreed terms with vendors and if our sales grow as we anticipate they will.

Investing Activities

We consumed $169 thousand of cash in investing activities during the third quarter of 2014, compared to $21 thousand during the third quarter of 2013.  All of the cash consumed during the third quarter of 2014 was for capital expenditures, the largest portion of which was used to continue to develop the software platform used by our utility programs.  We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the third quarter of 2014 financing activities generated $1.0 million of cash related to the issuance of convertible notes, while during the third quarter of 2013 we raised $2.5 million of cash through the issuance of preferred shares.  This was partially offset by $60 thousand of scheduled principal payments on debt.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Nine months ended September 30,	2014	2013

Net cash used in operating activities	$(8,193)	$(3,268)
Net cash (used in) provided by investing activities	(443)	1,552
Net cash provided by financing activities	2,989	2,351

Net (Decrease) Increase in Cash and Cash Equivalents	$(5,647)	$635

Cash and Cash Equivalents, at beginning of period	6,940	2,012

Cash and Cash Equivalents, at end of period	$1,293	$2,647

Operating Activities

Operating activities consumed cash of $8.2 million during the nine-month period ended September 30, 2014 as compared to consuming cash of $3.3 million during the same period of 2013.

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

Nine Months Ended September 30,	2014	2013

Net Loss	$(1,251)	$(12,589)

Provision for bad debt	688	773
Share-based compensation	237	492
Depreciation and amortization	546	793
Asset impairment	—	27
PIK notes issued for interest	—	575
Amortization of deferred financing costs	—	108
Amortization of original issue discount	—	1,439
Loss on disposition of property and equipment	—	(136)

Cash generated (consumed) by operating activities before changes in assets and liabilities	$220	$(8,518)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(2,021)	$(362)
Inventories	—	3
Costs and estimated earnings in excess of billings on uncompleted contacts	(2,080)	(1,756)
Prepaid and other	(265)	116
Assets of discontinued operations	1,710	1,695
Accounts payable	1,826	7,217
Accrued expenses	(1,648)	428
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,306)	(841)
Other current liabilities	(2,518)	(1,202)
Liabilities of discontinued operations	(2,111)	(48)

Cash (consumed) generated from changes in assets and liabilities	$(8,413)	$5,250

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Nine Months Ended September 30,	2014	2013

Cash generated (consumed) by operating activities before changes in assets and liabilities	$220	$(8,518)

Cash (consumed) generated from changes in assets and liabilities	(8,413)	5,250

Net cash used in operating activities	$(8,193)	$(3,268)

The cash consumed by operating activities before changes in assets and liabilities declined $8.7 million to generating $220 thousand, during the first nine months of 2014 as compared to consuming $8.5 million during the first nine months of 2013.  This improvement was the result of a reduction in the cash loss (net income excluding non-cash items) for the first nine months of 2014 resulting from improvements in the gross profit earned, reductions in SG&A expense and a reduction in the loss from discontinued operations.  We believe that continued improvements in all these areas and a reduction in the restatement and lawsuit related expenses will lead to continued improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $8.4 million during the first nine months of 2014, compared to generating $5.3 million during the first nine months of 2013.  During the first nine months of 2014, we used the funds raised in late December 2013, January 2014, and August 2014 to bring many of our accounts payables back into agreed to terms with our vendors.  We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, as we continue to work down our accounts payable balances and if our sales grow as we anticipate they will.

Investing Activities

We consumed $443 thousand of cash in investing activities during the first nine months of 2014, compared to generating $1.6 million during the first nine months of 2013.  All of the cash consumed during the first nine months of 2014 was for capital expenditures, the largest portion of which was used to continue to develop the software platform used by our utility programs.  During the first nine months of 2013, we received $2.0 million from the sale of our ESCO business, which was partially offset by capital expenditures totaling $437 thousand.  The capital expenditures made during the first nine months of 2013 were related to the opening of offices to support new utility programs and expenditures on our software platform.  We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the first nine months of 2014, financing activities generated $3.0 million of cash, while during the first nine months of 2013 financing activities generated $2.4 million of cash.  During the nine-month period ended September 30, 2014, we raised $2.0 million through the sale of series B preferred shares and $1.0 million from the issuance of subordinated convertible pay-in-kind notes.  This was partially offset by $11 thousand of costs related to the preferred stock issuance.  During the first nine months of 2013, we raised $2.5 million through the sale of series A preferred shares.  This was partially offset by $137 thousand of scheduled principal payments on debt and $12 thousand of costs related to the preferred stock issuance.

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

Our nine month 2014 results demonstrate that the actions we have taken have significantly reduced the cash consumed by operations before changes in assets and liabilities.  We believe that if our utility programs continue to grow and mature, and our lawsuit and investigation related costs decline, as we believe they will, we will begin to generate positive earnings within the next quarter or two.  We believe that this, in combination with our current cash balances, will permit us to continue to operate until we turn cash flow positive, hopefully later this year.  However, despite the capital we recently raised, our liquidity remains tighter than we would like.  While it is possible that our current cash balances will be sufficient to carry us until our operations turn cash flow positive, it is also possible that we will need to raise additional capital sometime in the near future.  If we do determine it is necessary to raise additional capital, there is no assurance we will be able to do so, or, it may only be available on terms that are not favorable to the Company and/or our existing stockholders.  If we need to raise additional capital and are unable to do so, our future growth and/or profitability could be impaired, in the worst case possibly jeopardizing our continued operation.

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

ITEM 4.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2014 the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that the Company officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present.  Two derivative actions were filed, one on October 5, 2012 and one on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint, purporting to name as Defendants several former officers and directors of the Company. The Company is named as a Nominal Defendant. On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs filed a response on July 8, 2013, and Defendants filed their reply on July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss with prejudice.  On April 22, 2014, Plaintiffs’ filed a Motion for Reconsideration and for Leave to File an Amended Complaint.  The Court denied Plaintiffs’ Motion for Reconsideration on June 25, 2014.  The parties are currently in mediation and settlement negotiations, and the court suspended the appeal during the mediation process.  Defendants are in favor of settling and are actively working towards reaching a mutual settlement position.

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

101*                    The following financial information from Lime Energy Co Quarterly Report on Form 10-Q for the three-month period ended September 30, 2014, filed with the SEC on November 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine month period ended September 30, 2014 and 2013, (ii) the

Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (iii) the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

*                                         Filed herewith

**                                  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: November 12, 2014	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(principal executive officer)

Dated: November 12, 2014	By:	/s/ Mary Colleen Brennan
Mary Colleen Brennan
Chief Financial Officer (principal
financial and accounting officer)