Form 10-K
period 2014-12-31
LIME ENERGY CO.
filed 2015-03-31
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $8,094,526 based on the reported last sale price of common stock on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 31, 2015, there were 9,526,636 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Part I

Item 1.  Business.

Lime Energy provides utilities with the comprehensive customer relationship services that they need in order to satisfy their shareholders, regulators and customers.  Working on behalf of utilities and with their business customers, Lime delivers energy services that result in customer satisfaction, grid reliability and cost-effective environmental compliance. Our innovative contracting methods and software platform enables the integrated delivery of energy efficiency, demand response, renewable energy, customer engagement and behavioral change.  The next century of energy infrastructure investment will focus on the customer side of the meter, and Lime Energy is helping utilities to build the new business model that this energy future demands.

We are a leader in designing and implementing energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals. We offer utilities energy efficiency program delivery services targeted to their small and medium-sized business customers.  Our programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment.  This service allows the utility to delay investments in transmission and distribution upgrades and new power plants while cost-effectively complying with environmental regulations. The same programs provide benefits to their customers in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment.

We currently deliver energy efficiency programs for six of the twenty-five largest electric utilities in the country, including the largest investor-owned utility.  We focus on deploying solutions for small and mid-size commercial businesses that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  These programs include energy efficient lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling. Our small business energy solutions (SBES) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

Our SBES model is a turnkey solution under which we contract with our utility clients to design and market their small and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. This model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment.  We deliver these programs for our utility clients on a performance basis, where we are only paid for delivered energy efficiency resources.

We believe the following factors drive demand for SBES programs within the utility marketplace:

•                  Magnitude: 96% of all commercial buildings in the U.S. have an electric peak demand of less than 400 kilowatts (kW).

•                  Consumption: These same businesses account for 43% of the electricity consumption and almost 50% of the electricity expenditures.

•                  Opportunity: The large majority of these customers have not yet participated in any demand-side management program and most are still using older, less efficient lighting and HVAC equipment.

•                  SBES Proliferation: U.S. customer-funded electric efficiency budgets totaled $7.7 billion in 2013, comprised of programs promoting energy efficiency, load management/demand response and evaluation, measurement, and verification.  This market is forecasted to grow to $15.6 billion by 2025.  Our research of this segment indicates that current small business energy efficiency spending is approximately 5% of all U.S. energy efficiency programs.  Given the cost-effectiveness of Lime’s SBES programs and the associated benefits of customer engagement and customer satisfaction for the utilities, we believe that the small business energy efficiency market will grow to 10% of all customer funded spending by 2020.  As we continue to add services to our utility offerings, we believe that we will increase the market opportunity across other segments of the customer-funded electric efficiency market.

•                  Regulation: Increasing regulatory pressures on utilities to increase the amount of energy efficiency and renewable energy in their integrated resource plans (IRPs).  Twenty-five states now have some form of Energy Efficiency Resource Standard (EERS) or Energy Efficiency Portfolio Standard (EEPS) in place that requires utilities to achieve a target level of energy sales reductions through energy efficiency. These states make up around 60% of all U.S. electricity sales.

•                  Politics: Increasing political pressure on utilities to help small businesses manage their energy costs in order to facilitate economic recovery and offset rate increases.

•                  Resources: Due to their small size and lower consumption, utilities have not actively managed their small business customers in the past. They do not have the resources internally to effectively bring products and services to these customers as internal customer relationship personnel are typically focused on large industrial, municipal and commercial customers. This historical weakness in small business customer service, combined with an aging workforce, make utilities ripe targets for third-party customer service and energy efficiency delivery offerings like Lime’s.

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

On February 28, 2013, we divested certain assets of our wholly owned subsidiary, Lime Energy Service Company, constituting our energy service companies (ESCO) subcontracting business to PowerSecure, Inc., a subsidiary of PowerSecure International, Inc. (NASDAQ:POWR).  We completed this sale to allow us to focus all our resources on utility direct install programs.

In December of 2013, we re-structured our executive management team to focus Lime Energy on serving utilities with innovative program delivery services which include integrated customer engagement, marketing and sales, and implementation of energy efficiency measures for utility end-use customers.

On March 24, 2015, we acquired EnerPath Holdings, a leading provider of software and technology solutions for utilities, which enable the delivery of energy efficiency at scale to hard-to-reach customers including small businesses and residential.  EnerPath has a 23-year track record of working with many of the nation’s leading utilities.  With this addition, Lime has brought together the software and technology platform of EnerPath and the sales and project implementation strengths of Lime — creating the first ever company dedicated to bringing energy efficiency at scale to hard-to-reach markets.

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

We typically provide our clients with these services in a bundled offering, although they have historically been provided in the industry as stand-alone services. These include:

Program Design

We design small business energy solutions (SBES) programs that utilize our technology platform and historical energy efficiency program data, to enable utilities to more cost effectively utilize their demand-side management budgets to acquire energy efficiency resources in customer facilities. Our primary focus has been the small business customer segment, where we have a great deal of historical program data. We have invested heavily since 2009 in the tools and processes that make the implementation of these programs cost-effective in a customer segment that has been traditionally ignored due to the high fixed cost of acquiring each small project.

Program Administration

We provide administration of utility small business energy solutions (SBES) programs, managing all aspects of program implementation. In this role we work closely with the utility on areas including customer data management, program data tracking, coordination with utility protocols and standards and program reporting. Our engagements typically include heavy involvement by our technology team with our utility client’s IT team for data gathering and reporting, including end-use customer data security.

Customer Recruitment - Marketing and Sales

In support of recruiting customers to participate in our utility small business energy solutions (SBES) programs, we design and implement marketing campaigns including telemarketing, brochures and mailers, traditional media, hosted events, social media and neighborhood canvassing. We have a sales force in each program that is responsible for identifying prospects, managing the audit and proposal process and obtaining signed contracts for energy efficiency project implementation within our contracted territory.

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

We have a national presence in key states that have instituted mandates and initiatives to support utility energy efficiency programs.  We have approximately 161 employees in six offices across four states.  Our offices are staffed with professionals who have significant expertise in utility energy efficiency program implementation, marketing, sales, energy auditing and construction.  Each program team is supported by corporate resources from dedicated functional areas.  The majority of our professionals are hired locally in the service territory for our applicable utility client.  We are able to maintain a highly scalable business model that deploys our professional employees to both work on ongoing programs and quickly launch programs in new markets.

Our program delivery model is comprised of:

•                  Program Startup: We provide program design services that include development of a go-to-market strategy, cost-benefit analysis, energy conservation measure selection and implementation plans. At this time, we also conduct in-depth territory analysis and put in place the resources and infrastructure needed to successfully operate the program. We deploy our technology-enabled programs by working with utilities on data analytics of specific customer information.

•                  Customer Engagement:  Our customer engagement services include creation of a comprehensive program marketing plan as well as development of a customer database, efficiency measure database, and customized cloud-based audit, proposal, job tracking and real-time reporting tools utilizing our proprietary technology platform.

•                  Implementation Services: We provide complete turnkey implementation services through a network of trade allies comprised of local contractors who have been thoroughly vetted based on experience, safety record and customer satisfaction.  Energy efficiency measures offered under current programs include energy efficient lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling..  Our field teams of energy advisors consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available incentives and covered measures in selecting the best measure to implement at a customer’s facility.  Once a customer has signed a contract, we purchase the required equipment and supervise the installation performed by one of our trade allies.

Technology

Our collaborative, secure technology platform combines cloud-based computing technology with data analytics to provide real-time customer relationship management (“CRM”), field audit data and customer tracking.  The platform is integrated throughout our SBES process, from marketing campaigns through purchase orders, material pick lists, waste management and reporting.  Our utility clients have access to dashboard views and reporting, which enables them to track program process in real-time.  We offer the following solutions as part of our technology suite:

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

Sales and Marketing

Our sales and marketing efforts are focused on three key areas:

•                  Developing and deploying SBES programs in states that are driving energy efficiency programs and regulations;

•                  Expanding existing programs into new territories with affiliates of existing utility clients; and

•                  Expanding product and service sets within existing programs and new program opportunities.

Our key competitive advantage involves a risk-mitigated, performance-based offering to our utility clients whereby we bundle the costs of administering these programs and price the installed measures on a holistic basis.  By integrating the costs of program administration, customer sales and marketing, project scoping and implementation and reporting into a single cost, we eliminate upfront costs for our utility clients and only charge for delivered savings.  Our utility clients realize lower program costs and achieve a more attractive cost/benefit result with a higher level of outcome predictability.

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

Clients

During 2014 we had eight active direct install programs, six of which are with utilities that are ranked as one of the twenty-five largest electric utilities in the country.  We derived approximately 78% of our 2014 consolidated revenue from continuing operations from our four largest utility programs, with the Duke Energy Progress, New Jersey Board of Public Utilities, Niagara Mohawk (National Grid), and Central Hudson Gas & Electric each responsible for 27%, 22%, 17% and 12% of our revenue, respectively.  During 2013 our four largest utility clients, New Jersey Board of Public Utilities, Niagara

Mohawk (National Grid), Long Island Power, and Central Hudson Gas & Electric were responsible for 24%, 22%, 17% and 11% of our consolidated revenue, respectively. During 2012 our three largest utility clients, Niagara Mohawk (National Grid), the New Jersey Board of Public Utilities and Long Island Power, were responsible for 40%, 25% and 21% of our consolidated revenue, respectively.  The following is a summary of our current contracts. Substantially all of our business is dependent on these contracts:

Lime Program	Client	Eligible Customers	Contract Term
National Grid SBDI	National Grid	60,000 Small Businesses	2014 - 2015
NJ Direct Install	TRC	50,000 Small Businesses	2011 - 2015
PSE&G Municipal DI	PSE&G	1,000 Municipalities and Non-profits	2012 - 2015
Long Island Power Authority SBDI	Long Island Power Authority	90,000 Small Businesses	2011 - 2015
Central Hudson Gas & Electric SBDI	Central Hudson Gas & Electric	50,000 Small & Medium Businesses	2012 - 2015
NSTAR SBDI - Eversource	NSTAR - Eversource	8,300 Small Businesses	2012 - 2015
Duke Energy Progress SBDI	Duke Energy Progress	180,000 Small Businesses	2014 - 2019
AEP Ohio SBDI	AEP Ohio	88,000 Small Businesses	2012 - 2016

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

American Electric Power — Ohio, Express Small Business Direct Install Program

We are the exclusive provider of comprehensive energy efficiency upgrades for the program.  The AEP Ohio Express program serves small commercial customers with annual consumption of less than 200,000 kWh.  As part of the program, AEP Ohio incentivizes these customers to reduce wasted energy and lower their monthly electric bills by paying up to 80% of the project cost to complete an energy retrofit. Our 3-year performance-based contract with AEP Ohio has the potential to save participating small business customers over 30,000 MWh of annual energy usage.  We began operations under this contract in late 2012 and in 2014 we were awarded the re-compete for the program, which will run through the end of 2016.

Public Service Electric & Gas, Energy Efficiency Direct Install Program

We are providing comprehensive multi-measure efficiency retro-fits for municipalities, with territory exclusivity in forty-two Northern New Jersey towns under a two-year contract with Public Service Electric & Gas.  PSE&G is one of the largest combined electric and gas companies in the United States and is also New Jersey’s oldest and largest electric and gas utility. The Program serves municipalities and not-for-profits. The projects are funded in whole by PSE&G, with each municipality re-paying 20% of the project cost through on-bill financing. This 80% incentive allows municipalities to capitalize on PSE&G’s commitment to satisfy increasing power needs through investments in efficiency in their customers’ facilities.  We began to generate revenue under this contract in late 2012 and it will be up for renewal in 2015, pending approval by the NJ BPU.

NSTAR Electric & Gas, Small Business Direct Install Program

We have territory exclusivity in Newton, Dedham, Needham, and Westwood Massachusetts to provide comprehensive electric and gas energy efficiency upgrades to small and mid-size businesses. NSTAR, the largest Massachusetts-based, investor-owned gas and electric utility, has been a leader in providing customer focused energy efficiency programs for the last two decades in Massachusetts, a state which recently overtook California as the #1 energy efficiency state.  We began operating under this contract in the spring of 2012 and it is was originally scheduled to expire at the end of 2014, but has been extended for 2015.

Duke Energy (Progress-Carolinas), Small Business Energy Saver Program

Utilizing our experience with small-business direct install programs, we assisted Duke Energy Progress (formerly Progress Energy) in the design and execution of its first SBDI program.  Among other things, we provided assistance with the creation of a cost benefit analysis, public utility commission (PUC) document preparation, selection of energy efficiency measures to be included in the program and design of the overall program delivery process.  Once the program was approved by the PUC we began operation as the exclusive authorized contractor under the program, targeting small business customers in the Carolinas with peak demand of 100 kW or less.  Under this program, Duke covers up to 80% of the customer’s cost to implement an energy efficiency upgrade.  We began generating revenue under this program during the first quarter of 2013.  The contract was re-competed in early 2014 as part of an expansion to all of Duke Energy’s territories in North Carolina and South Carolina. Lime Energy was awarded this expanded program which will run through 2019.

New Jersey’s Clean Energy Program, Small & Medium Business Direct Install Program

Under this state run program, we have exclusive rights to offer incentives to offset up to 70% of the cost of upgrading lighting and HVAC equipment to small businesses and municipalities with peak demand of up to 200kW located in Bergen, Essex, Passaic, Hudson and Union counties in New Jersey. Projects we have implemented under this program have resulted in savings of over 29.5 million kilowatt hours of electricity and over 348,000 therms of natural gas for New Jersey businesses and municipalities.  We have been the top performer under this program since being awarded our contract in early 2010.  This contract was extended through mid-2015, and is expected to be further extended pending a re-compete for the portfolio of programs by the NJ BPU.

Long Island Power Authority, Small Business Energy Efficiency Program

We are the exclusive provider under this program which covers selected portions of Long Island Power’s (LIPA) operating territory on Long Island, New York.  This program has a particular focus on reducing demand in load pockets susceptible to brown-outs and/or black-outs on peak demand days.  Under this program we are responsible for the program’s implementation and management, including marketing, lead development, customer enrollment, auditing and installation management of energy-efficient lighting.  The program offers qualifying small businesses with peak demand of up to 145 kW incentives of up to 70% toward the cost of implementing energy efficiency upgrades. The program is part of LIPA’s $900-plus million “Efficiency Long Island” strategy to defer distribution and generation system upgrade costs by reducing peak energy demand.  We began operating under this contract during the fourth quarter of 2009.  This program has been discontinued effective March 31, 2015, and LIPA’s (PSEG-LI’s) plans for small business energy efficiency are currently unclear.

Competition

Utility Program Administrators

Utility demand-side management programs have existed for more than 20 years in the U.S., primarily in northeast and west coast states.  Companies have been providing various forms of management services to utilities for these programs since their inception.  Traditionally these suppliers have been large consulting firms that design demand-side management programs for the utility and/or provide program administration, with their fees often unrelated to actual performance of the program.  In most cases they set up a network of trade ally contractors that are trained in the incentive program details, with these contractors responsible for marketing, developing and implementing the energy efficiency projects at utility customers’ facilities.  Typically there is no territorial exclusivity under these programs for trade allies, and they fail to serve small businesses.

SBDI Firms

As the effectiveness of traditional demand-side management programs has begun to decline or fail to keep up with the increasing requirements of EERS mandates, utilities have begun to focus on and expand funding to the largely underserved small business segment of their market to make up the shortfall.   Utilities that have not historically utilized small business direct install (SBDI) programs have begun to implement them and utilities that have used these programs in the past are looking to expand them.  As the demand for these programs has grown, new players have entered the market to supply various forms of services to support the programs.  These new competitors include vertically integrated providers like Lime as well as a proliferation of smaller regional engineering firms and local contractors.   Some of these players have won multiple contracts, sometimes in different regions of the country; however we do not know of any competitor that has won as many contracts as we have.

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

Compliance with Environmental Laws

The products and services sold by the Company are not governed or regulated under compliance standards with federal, state or local environmental laws.  The Company does use licensed waste disposal firms to handle and dispose of any Universal Waste, including old lamps, batteries, lighting ballasts or other products that may contain heavy metals or other potential environmental hazards.

Intellectual Property

As of December 31, 2014, we had three registered trademarks or service marks and one copyright.

Employees

As of March 3, 2015 we had 161 full time employees and 3 part time or temporary employees, of which 20 were management and corporate staff, 6 were in information technology, 23 supported program administration, 84 were engaged in sales, sales support or marketing and 31 were engaged in project management, product installation, customer support and field service.  As of March 21, 2014 we had 122 full time employees and 3 part time or temporary employees.  As of July 29, 2013 we had 160 full time employees and 7 part time or temporary employees.

Item 1A.                             Risk Factors.

Risks Related to our Business

Our business model has changed significantly several times since our inception in response to a constantly changing and evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties.

Our business has evolved substantially over time through organic growth, strategic acquisitions and divestitures.  We started operating in the energy efficiency services business in June 2006, when we launched our commercial and industrial energy efficiency services business.  In 2008, we made an acquisition that gave us access to the public sector energy efficiency market.  In late 2009, we won our first utility energy efficiency contract and began to build this new business.  In 2011, we scaled back our original commercial and industrial business and combined it with our public sector business, and in February 2013 we sold the public sector business. Accordingly, we have only a limited history of generating revenues under our current business model, and the future revenue potential of our current business model in the rapidly evolving energy efficiency solutions market is uncertain. As a result of our short operating history under our current business model, we have limited financial data that can be used to evaluate our business, strategies, performance and prospects or an investment in our common stock. Any evaluation of our business and our prospects must be considered in light of our limited operating history under our current business model and the risks and uncertainties encountered by companies with new business models. To address these risks and uncertainties, among other things, we must do the following:

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

Any award granted the plaintiffs under the current stockholders’ lawsuits, in combination with the cost of defending against the lawsuits, could exceed the limits of our director’s and officer’s insurance.

Several stockholder lawsuits were filed against current and former members of our executive management shortly after we announced that investors should not rely on our historical financial statements.  These lawsuits were consolidated into one lawsuit.  The parties agreed to settlement terms in January of 2014 and an Order of Final Approval and Final Judgment was entered by the court on June 4, 2014.  The settlement amount was covered by insurance proceeds, less any applicable deductibles.

In addition, two derivative lawsuits were filed against current and former members of our Board of Directors, also in connection with the announcement, which were also consolidated.  On June 10, 2013, Defendants filed a motion to dismiss the consolidated derivative lawsuit for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  This motion to dismiss was granted on March 25, 2014.  Plaintiffs filed a motion for reconsideration, which was denied on June 25, 2014, and the Court entered final judgment in favor of defendants on July 9, 2014.  Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit on July 25, 2014.  The Seventh Circuit has directed the parties to participate in settlement conferences, and briefing on the appeal has been suspended.

Any settlement ultimately awarded in an amount that exceeds the limits of our D&O insurance policy after paying the settlement on the stockholders’ suits and defense costs or if the insurance carrier successfully asserts any defenses to coverage, we will need to use our available cash to pay any defense costs or awards not covered by our D&O policy.  Any such payments, if large enough, could have an adverse impact on our financial condition, possibly to the point that we would be unable to continue as a going concern.

The Securities and Exchange Commission is investigating us and the results of that investigation could have a material adverse effect on our business, results of operations and financial condition.

The Securities and Exchange Commission (SEC) began an investigation of our revenue recognition practices and financial reporting in September 2012.  If, as a result of that investigation, the SEC takes action against us or our officers, it could have a material adverse effect on our business, results of operations and financial condition.

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

With the sale of our public sector business, GES-Port Charlotte, our regional service budget and FRR contract, all of our revenue will be derived from eight utility contracts, with four of these contracts generating 78% of the total revenue.  While these contracts are typically multi-year, the utilities are required to re-bid them at the end of their term, therefore our ability to retain these contracts is not assured.  It is also possible that utilities could have a change of strategy for achieving their energy efficiency goals, de-emphasizing the small-business direct install programs under which we currently operate.  A utility could also decide to reduce the incentives available to small businesses under our program, thereby reducing the effectiveness of our sales efforts.  The loss of, or substantial reduction in, sales to any of our utility clients could have a material adverse effect on our business, results of operations and financial condition.

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

We face exposure to product liability and personal injury claims in the event that our energy efficiency solutions cause bodily injury or property damage.  Since the majority of our products use electricity, it is possible that the products we sell could result in injury, whether due to product malfunctions, defects, improper installation or other causes. Further, we face exposure to personal injury claims in the event that an individual is injured as a result of our negligence or the negligence of one of our subcontractors.  Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our business, results of operations and financial condition.

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

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our public offering in 2009, the issuance of the Series C Preferred Stock (as defined below), and the conversion of all of our outstanding

Series A & B preferred stock and the conversion of all of our outstanding convertible notes.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $145 million as of December 31, 2014, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  Future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.  In addition, these limitations could cause us not to pursue otherwise favorable acquisitions or other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions.

Acquisitions and dispositions may not result in anticipated benefits and may present risks not originally contemplated, which may have an adverse effect on our liquidity, results of operations, and financial condition.

We have made significant acquisitions and dispositions in the past and may in the future make additional acquisitions and dispositions.  We may face significant competition for acquisition opportunities and there can be no assurance that anticipated acquisitions will be completed on acceptable terms or at all. In addition, these transactions are intended to, but may not, result in the generation of cash or income, the realization of savings, the creation of efficiencies, or the reduction of risk. These transactions may also affect our liquidity, results of operations, and financial condition.

These transactions also involve risks, including:

•                  any acquisitions may not result in an increase in income or provide an adequate return of capital or other anticipated benefits;

•                  any acquisitions may not be successfully integrated into our operations and internal controls;

•                  the due diligence conducted prior to an acquisition may not uncover situations that could result in financial or legal exposure or we may not appropriately evaluate the likelihood or quantify the exposure from identified risks;

•                  any disposition may result in decreased earnings, revenue, or cash flow; and

•                  use of cash for acquisitions may adversely affect cash available for capital expenditures and other uses.

We may need to incur additional debt, which could potentially negatively affect our operating results.

If our sources of available liquidity are insufficient for the Company to fund its obligations, we may be required to seek capital by incurring additional debt, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.

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

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business.  Since announcing the need to restate our historical results in December 2012 (as more fully described in 9A of this report), all of the analysts that were following us have dropped or suspended coverage.  If these analysts don’t resume coverage or if we cannot find other analysts willing to pick up coverage of our stock the price of our stock could stagnate or decline.  If one or more analysts do pick up coverage on us, but subsequently downgrades their estimates or evaluations of our stock, the price of our stock could decline.

Due to the concentration of holdings of our stock, a limited number of investors may be able to control matters requiring common stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our common stock.

As of March 31, 2015, there were 9,526,636 shares of our common stock outstanding and shares of Series C Preferred Stock convertible into an additional 4,166,666 shares of common stock that vote on as converted basis, of which three investors own 60.5%.   As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

The large concentration of our shares held by these three stockholders could result in increased volatility in our stock price due to the limited number of shares available in the market.

Raising additional capital or consummation of additional acquisitions through the issuance of equity or equity-linked securities could dilute your ownership interest.

It is possible that we may find it necessary to raise capital again sometime in the future or to consummate additional acquisitions through the issuance of equity or equity-linked securities.  In the event we propose to issue new securities (subject to certain exceptions), we must allow Bison Capital Partners IV, L.P. (“Bison”) to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison divided by the total number of shares of common stock outstanding on a fully-diluted basis. Our common stockholders do not have a corresponding right.  If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing common stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.  Depending on the terms, common stockholders may not have approval rights with respect to such issuances.

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

Issuance of shares of common stock pursuant to the conversion of certain convertible securities could dilute current stockholders.

We have issued 10,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), which are presently convertible into 4,166,666 shares of common stock. We have also issued convertible notes in an aggregate amount of $11.75 million, which are convertible into shares of common stock upon the occurrence of certain events and/or the passage of time. Our existing common stockholders will likely experience dilution of their present equity ownership position and voting rights upon the conversion of the Series C Preferred Stock or such convertible notes.

The terms of our Series C Preferred Stock include a liquidation preference as well as significant control rights.

The holders of the Series C Preferred Stock are entitled to a liquidation preference equal to $10 million plus any unpaid dividends that have accrued to the Series C Preferred Stock upon liquidation or dissolution of the Company or upon any change of control event. Accordingly, the holders of our common stock may receive significantly less than their pro rata share of the proceeds in the event we are acquired.

In addition, the holders of a majority of the Series C Preferred Stock must provide their consent before we may take certain actions, including incurring certain amounts of indebtedness, entering into transactions with related persons, entering into new lines of business, modifying the provisions of the Series C Preferred Stock, and issuing any securities that are pari passu or senior to the Series C Preferred Stock. As a result of the foregoing, the requisite holders of the Series C Preferred Stock may be able to block the proposed approval of any of the above actions, which blockage may prevent us from achieving strategic or other goals dependent on such actions, including without limitation additional capital raising or pursuing opportunities in new market segments.

All of the foregoing rights may limit our ability to take certain actions we deem to be in the interest of all of our stockholders but as to which the holders of the Series C Preferred Stock have control rights.

A forced redemption of the Series C Preferred Stock may reduce cash available to fund our operations.

At any time after the fourth anniversary of the date we issued the Series C Preferred Stock, a holder of Series C Preferred Stock has the right to require us to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the Series C Preferred Stock plus all unpaid dividends accrued thereon.  Any such redemption may significantly reduce the amount of cash we have available to fund operations and invest in our business.

Bison may require a sale of the Company if our common stock is not sufficiently liquid.

If, on the fifth anniversary of the date we issued the Series C Preferred Stock or any succeeding anniversary of such date, ten percent (10%) of the average daily trading volume of our common stock is less than the number of shares of common stock beneficially owned by Bison divided by 240, then Bison may require the Company to initiate a sale process.  The holders of a majority of our capital stock have agreed to vote in favor of and otherwise support such a sale. If such a sale is not consummated within nine (9) months, Bison has the right to require the Company to purchase all or any portion of its Series C Preferred Stock or the common stock into which such Series C Preferred Stock has converted.

Any such sale of the Company may not be in the interests of all of our stockholders. Additionally, if such sale is not consummated and Bison requires the Company to purchase its Series C Preferred Stock (or the common stock into which such Series C Preferred Stock has converted) may significantly reduce the amount of cash we have available to fund operations and invest in our business.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

As of December 31, 2014, we had reserved approximately 102,215 shares of common stock for issuance under outstanding options and approximately 4,166,666 shares issuable upon conversion of the Series C Preferred Stock. The issuance of a significant number of shares of common stock upon the exercise of stock options or the conversion of the Series C Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of our common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, and rules subsequently implemented by the SEC, and The NASDAQ Stock Market, have imposed substantial requirements on public companies, including with respect to public disclosure, internal control, corporate governance practices and other matters. Our management and other personnel are devoting substantial amounts of time and resources to comply with these evolving laws, regulations and standards.  Moreover, these laws, regulations and standards have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, we could incur significant costs to remediate any material weaknesses we identify through these efforts.  We currently are evaluating and monitoring development with respect to these evolving laws, regulations and standards, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These new regulatory requirements may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities, which could harm our business prospects and could have a negative effect on the trading price of our common stock.

Item 1B.                             Unresolved Staff Comments.

Not applicable.

Item 2.                                      Properties.

Our headquarters are located at 16810 Kenton Drive, Suite 240, Huntersville, North Carolina. This office is approximately 5,400 square feet and our lease runs through February 2022.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Beacon, NY	4,800	December 2015

Farmingdale, NY	11,100	July 2016

Gahanna, OH	2,650	April 2015

Williamsville, NY	5,824	December 2015

Woodbridge, NJ	11,500	February 2017

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

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that the Company officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present.  Two derivative actions were filed, one on October 5, 2012 and one on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint, purporting to name as Defendants several former officers and directors of the Company. The Company is named as a Nominal Defendant. On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs filed a response on July 8, 2013, and Defendants filed their reply on July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss with prejudice.  On April 22, 2014, Plaintiffs’ filed a Motion for Reconsideration and for Leave to File an Amended Complaint.  The Court denied Plaintiffs’ Motion for Reconsideration on June 25, 2014.  The parties are currently in mediation and settlement negotiations, and the court suspended the appeal during the mediation process.  In February 2015, the parties verbally accepted settlement terms proposed by the mediator and are working on drafting a settlement agreement.  The Company expects that the settlement amount will be fully covered by the Company’s insurance carrier.

SEC Investigation:  The SEC is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  On July 25, 2014, the Commission asked for some additional documentation and asked to schedule three interviews.  All three interviews had been conducted by the end of December 2014.  We have not received any further requests from the Commission and we await to hear further from the Commission.  We continue to remain ready to cooperate with the investigation.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA, filed November 10, 2014.  This is a purported “whistleblower” case alleging illegal retaliation by “Lime Energy” for the plaintiff’s alleged disclosure of activity she believed violated the Securities and Exchange Act of 1934. The plaintiff alleges that she made repeated disclosures to various individuals employed by “Lime Energy” that certain accounting practices were improper and could lead to a restatement of financial statements.  Plaintiff filed her complaint pursuant to the Sarbanes Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.) (together, the “Acts”).  This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy.  On January 20, 2015, Lime’s counsel filed a motion to dismiss Plaintiff’s claim for failure to meet the definition of a “whistleblower” under the Dodd-Frank Act.  Plaintiff opposed the motion, and on February 24, 2015, Lime’s counsel filed its reply brief in support of the motion to dismiss.  The parties are currently waiting for the court to rule.

Item 4.                                      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 25, 2008, our stock has traded on the NASDAQ Capital Market under the trading symbol “LIME.”

The following table sets forth the quarterly high and low selling prices for our common stock as reported on the Bulletin Board and NASDAQ since January 1, 2013.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2013:
Fiscal Quarter Ended March 31, 2013	$6.09	$3.64
Fiscal Quarter Ended June 30, 2013	$5.60	$4.62
Fiscal Quarter Ended September 30, 2013	$6.65	$3.29
Fiscal Quarter Ended December 31, 2013	$4.08	$2.71

Fiscal Year Ended December 31, 2014:
Fiscal Quarter Ended March 31, 2014	$3.92	$2.86
Fiscal Quarter Ended June 30, 2014	$3.92	$2.49
Fiscal Quarter Ended September 30, 2014	$7.29	$2.04
Fiscal Quarter Ended December 31, 2014	$3.49	$2.14

Holders of a majority of the Company’s outstanding common stock, acting by written consent, approved an amendment to the Company’s certificate of incorporation to effect a one-for-seven reverse split of the Company’s stock in order for the Company to continue to meet the NASDAQ Stock Exchange’s requirement that it maintain a $1.00 minimum closing bid price for continued listing on the exchange.  The reverse stock split was effective October 10, 2013.  All share amounts presented in this Item 5 have been adjusted to reflect the reverse stock split.

Holders

As of March 23, 2015 we had approximately 721 holders of record, approximately 3,150 beneficial owners of our common stock and 9,526,636 shares of common stock outstanding.

Dividends

No dividends were declared or paid on our common stock during the fiscal years ended December 31, 2013 and 2014.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Bison Capital Partners IV, L.P., a Delaware limited partnership.  Pursuant to the terms of the Series C Purchase Agreement, the Series C Investors purchased 10,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Shares”) at a price per Series C Preferred Share of $1,000.00.  The exemption from registration was claimed pursuant to Section (4)(a)(2) of the Securities Act of 1933.  In conjunction with this sale, Bison provided a representation that it is an accredited investor.

The Series C Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable on the semi-annual anniversary.  The Series C Preferred Shares may be converted, at any time, at the option of the holder, into shares of the Company’s common stock; provided that the Series C Preferred Stock may not convert into in excess of 19.99% of the outstanding common stock prior to the effective date the stockholders of the Company approve the removal of this cap.  The conversion price was equal to $2.40 per share as of the date of issuance, and is subject to certain adjustments.

At any time after the fourth anniversary of the Closing Date, the Company has the right to redeem all but not less than all of the Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, effective 30 days after giving notice thereof to the holder(s) of the Series C Preferred Stock.  During such 30-day period, the holders of the Series C Preferred Stock may convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment.  At any time after the fourth anniversary of the Closing Date, a holder of Series C Preferred Stock has the right to require the Company to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends.  In the event the Company fails to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase an additional 1% per annum each quarter until paid.

The Company intends to use the cash proceeds from the sale of the Series C Preferred Shares for general corporate purposes.  For additional information on the sale of Series C Preferred Shares, see Note 14 in the notes to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated

None.

Item 6.    Selected Financial Data.

Not applicable

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

We charge our utility clients based on an agreed to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete.  During 2014, we provided services to over 6,700 small business customers under our eight utility programs.

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

Revenue Concentration

During 2014, we derived approximately 78% of our 2014 consolidated revenue from continuing operations from our four largest utility programs, with Duke Energy Progress, New Jersey Board of Public Utilities, Niagara Mohawk (National Grid), and Central Hudson Gas & Electric responsible for 27%, 22%, 17% and 12% of our revenue, respectively.  During 2013 our four largest utility clients, New Jersey Board of Public Utilities, Niagara Mohawk (National Grid), Long Island Power, and Central

Hudson Gas & Electric were responsible for 24%, 22%, 17% and 11% of our consolidated revenue, respectively.

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

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our 2012 and 2014 subordinated convertible term notes (including amortization of the related debt discount and issuance costs) and our letter of credit. In August 2014, the Company entered into a $1.3 million Letter of Credit agreement with Richard P. Kiphart with a simple interest rate of 6% per year. In September 2014, the Company issued $1.0 million in subordinated convertible notes. These notes were converted to common stock in December 2014. The 2012 subordinated convertible notes were converted to preferred stock in September 2013 and the line of credit expired in March 2013.

Interest income includes the amortization of the discount on our long-term receivables.

General Business Trends and Recent Developments

The trends, events and uncertainties set out in this section have been identified as those we believe are reasonably likely to materially affect the comparison of historical operating results reported in this report to either other past period results or to future operating results. These trends, events and uncertainties include:

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

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, goodwill valuation, warranty accrual, stock based compensation, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue and Profit Recognition

We recognize our revenue using the percentage of completion method of revenue recognition.  Under the percentage of completion method, we recognize revenue based on the percentage of costs incurred.   Under this method of revenue recognition, any anticipated losses on contracts are charged to operations as soon as they are determinable.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance is based upon the payment history of specific clients and specific knowledge of clients from whom collection is determined to be doubtful. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. Under certain of our utility contracts, we offer extended payment terms of 12 or 24 months to our small-business customers for the portion of the cost of the work we perform that is not covered by utility incentives.  We require that most of these customers provide us with a credit card or e-check authorization that we can charge for their monthly payment.  This reduces our administrative cost of invoicing and collecting many small monthly payments and also gives us an earlier indication of a potential collection issue.   During 2014 and 2013, we increased our allowance by $761 thousand and $886 thousand, respectively.  As of December 31, 2014, our allowance for doubtful accounts was $1.8 million, or approximately 13% of our outstanding accounts receivable.  We will continue to monitor our collections experience with these small-business customers and adjust our allowance accordingly.

Long-Lived Assets

We evaluate our long-lived assets periodically for impairment in accordance with ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

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

During the fourth quarter of 2013 and 2014, we completed an impairment analysis of the goodwill associated with the utility reporting unit and found that based on the discounted current value of the estimated future cash flows, the implied fair value substantially exceeded the carrying value, indicating that goodwill was not impaired.

We considered various factors in determining the fair value of the testing units, including discounted cash flows from projected earnings, values for comparable companies and the market price of our common stock. We will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that the reporting unit does not achieve projected results, or, as the result of changes in facts or circumstances, we could incur an additional goodwill impairment charge in a future period.

Share-Based Compensation

We have stock incentive plans that provide for stock-based employee and director compensation, including the granting of stock options and shares of restricted stock, to certain key employees and non-employee directors. These plans are more fully described in Notes 22 and 23 to our consolidated financial statements. Consistent with ASC 718, “Share-Based Payment”, we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $296 thousand and $867 thousand of stock compensation related to employee options expense, employee stock purchase plan and restricted stock grants during 2014 and 2013, respectively.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services as well as the sale of the products that we purchase and resell to our clients. All of our revenue is earned in the United States.

We charge our utility customers utilizing an agreed to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility customer can take anywhere from a few hours to a few weeks to complete and we began work on over 6,700 new projects during 2014.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales consists primarily of materials, our internal labor and the cost of subcontracted labor.

Gross profit is a key metric that we use to examine our performance. Gross profit depends in part on the volume and mix of products and services that we sell during any given period. Since we subcontract substantially all of our construction work to independent contractors, there is very little fixed cost included in our cost of sales. The gross margin earned from different utility programs varies among programs.  The mix of business generated from our various programs will change throughout the year, due in part to varying activity levels under existing programs and the growth of new programs, which will affect our consolidated gross margin.

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

Interest Expense, Net

Net interest expense consists of interest expense net of interest income.  Interest expense represents the interest costs and fees associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs) and our letter of credit.

Interest income consist of amortization of the discount on our long term receivables.  We offer certain customers extended payment terms.  When we record receivables with payments terms of more than 12 months we are required to discount them using a market rate of interest and amortize the discount over the term of the receivable.  This amortization is recognized as interest income.

Twelve-Month Period Ended December 31, 2014

Compared With the

Twelve-Month Period Ended December 31, 2013

Consolidated Results ($ in thousands)

	Twelve Months Ended		Change
	12/31/2014	12/31/2013	$	%

Revenue	$58,816	$51,565	$7,251	14.1%
Cost of sales	41,162	37,758	3,404	9.0%
Gross profit	17,654	13,807	3,847	27.9%

Selling, general and administrative	20,195	22,933	(2,738)	-11.9%
Amortization of intangibles	—	10	(10)	-100.0%
Operating loss	(2,541)	(9,136)	6,595	-72.2%

Interest expense, net	(89)	(2,001)	1,912	-95.6%

Loss from continuing operations	(2,630)	(11,137)	8,507	-76.4%

Income (Loss) from operation of discontinued business	7	(4,499)	4,506	-100.2%

Net Loss	$(2,623)	$(15,636)	$13,013	-83.2%

Preferred dividend	(2,979)	(2,875)	(104)	3.6%

Net loss available to common	$(5,602)	$(18,511)	$12,909	-69.7%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2014	12/31/2013

Revenue	100.0%	100.0%
Cost of sales	70.0%	73.2%
Gross profit	30.0%	26.8%

Selling, general and administrative	34.3%	44.5%
Amortization of intangibles	0.0%	0.0%
Operating loss	-4.3%	-17.7%

Interest expense, net	-0.2%	-3.9%

Loss from continuing operations	-4.5%	-21.6%

Income (Loss) from operation of discontinued business	0.0%	-8.7%

Net Loss	-4.5%	-30.3%

Preferred dividend	-5.1%	-5.6%

Net loss available to common	-9.5%	-35.9%

Revenue

Our consolidated revenue increased $7.3 million, or 14.1%, to $58.8 million during 2014, from $51.5 million during 2013.  Approximately $12 million of this increase was from the Duke Energy program that started generating revenue for the first time during 2013. This was partially offset by the decrease in revenue attributed to the end of a pilot program as of December 31, 2013 and a decrease in revenue from several other programs.

Gross Profit

Our gross profit increased $3.9 million, or 27.9%, to $17.7 million during 2014, from $13.8 million in 2013.  This increase was the result of higher revenue and an improvement in our gross profit margin, which increased from 26.8% in 2013, to 30.0% in 2014.  The improvement in our gross profit margin is the result of increased contributions from new utility programs, which generally have higher gross profit margins than our older programs, and improvements in efficiency within existing programs.  The improvements in operating efficiency are due to a combination of the continued development of our software platform, changes we have made to some of our processes and additional training and experience of the people working in these programs.

We expect to see continued, modest improvements in our gross profit margins during 2015, as our newer programs become a larger portion of our overall revenue and we continue to seek additional operating efficiencies across all of our programs.

Selling General & Administrative Expense

Our selling, general and administrative expense declined $2.7 million during 2014.  Our SG&A as a percentage of revenue declined from 44.5% in 2013 to 34.2% in 2014.  Costs associated with the restatement of our financial statements and the defense of related stockholder lawsuits declined $1.8 million, to $813 thousand during 2014 from $2.6 million during 2013.  The 2014 SG&A expense also included $309 thousand of expenses related to raising capital, pursuing mergers and acquisitions and $113 thousand of severance costs, while the 2013 SG&A expense also included $327 thousand of share based compensation expense related to the accelerated vesting of options and restricted stock of terminated employees.  Other SG&A expenses decreased $962 thousand during 2014 as a result of initiatives we undertook to reduce overhead costs. The restatement was completed in July 2013, in late January 2014 we agreed to terms of a settlement on the stockholder lawsuit and the derivative suit was settled in February 2015 with insurance covering the entire settlement. We also believe that the initiatives we took in 2014 to reduce overhead costs in combination with an expected increase in revenue, will contribute to reduce our SG&A as a percentage of revenue during 2015.

Interest Expense, Net

Interest expense decreased $1.9 million to $189 thousand during 2014, from $2.1 million during 2013.  The components of interest expense for 2014 and 2013 are as follows (in thousands):

Year ended December 31,	2014	2013
Letter of credit	$41	$3
Term loan	—	168
Subordinated convertible notes	48	575
Other	—	1
Change in value of interest rate swap	—	(12)
Amortization of deferred issuance costs and debt discount	100	1,689
Total Interest Expense	$189	$2,424
Less discontinued operations	—	372
Continuing operations	$189	$2,052

Interest expense for 2014 related to outstanding subordinated notes and the letter of credit.  Interest expense for 2013 was related to the outstanding subordinated notes, term loan, and the conversion of the notes to preferred stock at which time we expensed the unamortized deferred issuance costs and debt discount.  Interest expense for our discontinued operations decreased from $372 thousand in 2013 to $0 in 2014 as a result of the sale of GESPC and the repayment of the term note and the amortization of deferred financing costs.

Our interest income increased $49 thousand to $100 thousand during 2014, from $51 thousand earned during 2013.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Dividend Expense

The components of dividend expense are as follows (in thousands):

Year ended December 31,	2014	2013
Series A dividend	$1,209	$314
Series B dividend	733	12
Series C dividend	27	—
Deemed dividend on Series A	178	1,219
Deemed dividend on Series B	832	1,330
Total dividend expense	$2,979	$2,875

During 2014, we paid dividends through the issuance of additional preferred shares of $1,209 thousand on our Series A Preferred Stock and $733 thousand on our Series B Preferred Stock and accrued dividends on Series C Preferred Stock of $27 thousand.

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

On September 23, 2013, the holder of our convertible subordinated notes converted their notes in shares of Series A Preferred Stock.  At the same time we also raised $2.5 million through the sale of additional shares of Series A Preferred Stock.  In late December 2013 we raised an additional $4 million through the sale of shares of our Series B Preferred Stock.  The price at which the Series B Preferred Stock is convertible into shares of our common stock is lower than the price at which shares of the Series A Preferred Stock are convertible.  An anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock from $3.78 per share to $3.58 per share, resulting in a $389 thousand non-cash deemed dividend.  The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.  This deemed dividend was recorded to dividend expense, with an offset to the accumulated deficit.

In recording the sale of the Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values.  In doing so, we determined that the preferred shares contained a beneficial conversion feature valued at $480 thousand as the effective conversion price of the preferred shares was less than the market price of the common stock on the date of issuance.  The value of the beneficial conversion feature, along with the value of the warrants, determined to be $352 thousand, were both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional-paid-in-capital.

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had cash and cash equivalents of $6.0 million, including $500 thousand of restricted cash, compared to cash of $7.4 million, including restricted cash of $500 thousand as of December 31, 2013.  Our contractual obligations as of December 31, 2014, totaled $1.5 million in future lease obligations.  Our contractual commitments for 2015 total approximately $479 thousand, which we believe we will be able to satisfy through operating cash flows and our cash reserve.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statement of cash flows (in thousands):

Year ended December 31	2014	2013

Net cash used in operating activities	$(13,429)	$(3,035)
Net cash (used in) provided by investing activities	(638)	4,910
Net cash provided by financing activities	12,600	3,053

Net (Decrease) Increase in Cash and Cash Equivalents	(1,467)	4,928

Cash and Cash Equivalents, at beginning of period	6,940	2,012

Cash and Cash Equivalents, at end of period	$5,473	$6,940

2014 Compared to 2013

Net cash decreased $1.4 million to $5.5 million during 2014, compared to increasing $4.9 million, to $6.9 million during 2013.

Operating Activities

Operating activities used $13.4 million of cash during 2014, compared to using $3.0 million during 2013.

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

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Net Loss	$(2,623)	$(15,636)

Provision for bad debts	761	886
Share-based compensation	296	867
Depreciation and amortization	731	1,017
Amortization of original issue discount	—	1,439
Amortization of deferred financing costs	108	250
PIK notes issued for interest	48	575
Preferred stock dividends	(27)	(326)
Asset impairment	—	27
Loss (Gain) on disposition of fixed assets	—	59

Cash consumed by operating activities before changes in assets and liabilities	$(706)	$(10,842)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(3,844)	$(555)
Inventories	(176)	17
Costs in excess uncompleted contracts	(782)	(3,298)
Prepaid expenses and other current assets	(364)	226
Assets of discontinued operations	2,829	2,236
Accounts payable	(2,494)	10,125
Accrued expenses	(1,662)	331
Billings in excess uncompleted contracts	(1,006)	205
Customer deposits and other current liabilities	(2,785)	(2,003)
Liabilities of discontinued operations	(2,439)	523

Cash (consumed from) generated by changes in assets and liabilities	$(12,723)	$7,807

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Cash consumed by operating activities before changes in assets and liabilities	$(706)	$(10,842)

Cash (consumed from) generated by changes in assets and liabilities	(12,723)	7,807

Net cash used in operating activities	$(13,429)	$(3,035)

The cash consumed by operating activities before changes in assets and liabilities decreased $10.1 million, or 93.5%, to $706 thousand during 2014, from $10.8 million during 2013.  The increase in revenue and improvement in gross profit margins in combination with a reduction in the cash loss from discontinued operations were responsible for the improvement in the cash consumed by operating activities before changes in assets and liabilities.  We believe that if our revenue continues to grow and our gross profit margins increase as we expect they will, and we are successful in reducing our overhead costs and the loss from discontinued operations, that we will generate cash from operating activities before changes in assets and liabilities during 2015.

Cash consumed from changes in assets and liabilities increased $20.5 million to consuming cash of $12.7 million during 2014, from generating $7.8 million during 2013.  Increased receivables due to increased sales from new programs and a decrease in our accounts payable were the primary contributors to the cash consumed from changes in assets and liabilities during 2014.   In connection with the issuance of Series C Preferred Shares discussed in Note 14, we utilized proceeds to pay all vendors whose aged accounts payable balances were 90 days or more past due.

Investing Activities

Investing activities consumed cash of $638 thousand during 2014, compared to generating $4.9 million during 2013.  During 2013, we sold the ESCO business for $2.0 million, GES-Port Charlotte for $3.3 million and our regional service business for $195 thousand.  These sources of cash were partially offset by capital expenditures of $573 thousand, of which approximately $460 thousand was the cost of continuing to build-out the software platform used by our utility programs. During 2014, capital expenditures totaled $638 thousand, of which $467 thousand was related to the utility software platform.  The balance was computers, software and office equipment, primarily for the expansion of our utility business.

We feel the utility software is critical to improving the efficiency of our business and differentiating us in the marketplace with our utility clients, therefore we expect we will continue to invest between $300 thousand and $500 thousand per year in this asset.  We expect expenditures for other assets to decline to maintenance levels unless we win additional utility programs.

Financing Activities

Financing activities generated $12.6 million of cash during 2014, compared to generating $3.0 million during 2013.  During 2014, we raised $2.0 million through the sale of Series B Preferred Stock, $10.0 million through the sale of Series C Preferred Stock, and $1.0 million from the issuance of subordinated secured convertible notes.  We used the proceeds for general corporate purposes. We incurred costs of $367 thousand in the issuance of the preferred stock. In connection with the sale of the Series C Preferred Stock, all Series A and Series B Preferred Stock was converted to common shares and all outstanding warrants were cancelled.

During 2013, we raised $6.5 million through the sale of shares of our Series A and Series B Preferred Stock and we used the proceeds of $3.3 million from the sale of GES-Port Charlotte to pay-off the term loan used to construct its generating facility.  We used an additional $107 thousand for scheduled loan payments.  We incurred costs of $40 thousand in the issuance of the preferred stock.

Sources of Liquidity

Our primary sources of liquidity are our available, unrestricted cash reserves, including what remains from the $2 million we raised in February 2014 from the sale of additional shares of our Series B Preferred Stock and $10 million we raised in December 2014 from the sale of Series C Preferred shares.

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

We believe that if our revenue grows and our gross profit margin improves, as we believe they will, and we are successful in reducing our overhead costs, that our cash flows will continue to improve to the point that they turn positive during 2015.  If we do determine it necessary to raise additional capital because profitability does not improve as we expect it to, there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company or our existing shareholders.  In the event that we are required to raise additional capital in the future but are unable to do so, we may be required to scale back operations or cease operations altogether.

Sale of Series C Preferred Stock

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Bison Capital Partners IV, L.P., a Delaware limited partnership.  Pursuant to the terms of the Series C Purchase Agreement, the Series C Investors purchased 10,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Shares”) at a price per Series C Preferred Share of $1,000.00.

The Series C Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable on the semi-annual anniversary.  The Series C Preferred Shares may be converted, at any time, at the option of the holder, into shares of the Company’s common stock; provided that the Series C Preferred Stock may not convert into in excess of 19.99% of the outstanding common stock prior to the effective date the stockholders of the Company approve the removal of this cap.  The conversion price was equal to $2.40 per share as of the date of issuance, and is subject to certain adjustments.

At any time after the fourth anniversary of the Closing Date, the Company has the right to redeem all but not less than all of the Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, effective 30 days after giving notice thereof to the holder(s) of the Series C Preferred Stock.  During such 30-day period, the holders of the Series C Preferred Stock may convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment.  At any time after the fourth anniversary of the Closing Date, a holder of Series C Preferred Stock has the right to require the Company to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends.  In the event the Company fails to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase an additional 1% per annum each quarter until paid.

The Company intends to use the cash proceeds from the sale of the Series C Preferred Shares for general corporate purposes.  For additional information on the sale of Series C Preferred Shares, see Note 14 in the notes to the consolidated financial statements.

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

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern”.   This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017.  The Company is evaluating the impact on its consolidated financial statements, however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

Item 9.                                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

As of December 31, 2014, our management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on criteria in Internal Control —Integrated Framework issued by the COSO.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  During 2013, we determined that we did not have sufficient monitoring controls in place to limit access rights to the database underlying our accounting system.  While we had begun work to address this control deficiency the work had not been tested and confirmed to be effective as of the end of the year.  As a result, we concluded that we had a material weakness in our controls as of December 31, 2013.  In early January 2014, we completed the testing of the changes we made to system access and confirmed that they were effective, thereby eliminating this control deficiency.

Item 9B.                             Other Information.

Not applicable.

PART III

Certain information required to be included in Part III is omitted from this report because we intend to file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

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

PART IV

Item 15.                               Exhibits and Financial Statement Schedules.

(a)(1)      Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

F-4	Consolidated Statements of Operations for the years ended December 31, 2014, and 2013

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2014, and 2013

F-8 - F-39	Notes to Consolidated Financial Statements

(a)(3)              Exhibits

All exhibits incorporated herein by reference are located in SEC File No. 001-16265.

Exhibit Number	Description of Exhibit

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

3.2	Amended and Restated Bylaws, as amended (Incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 30, 2014)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 23, 2013)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 31, 2013)

4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 30, 2014)

Exhibit Number	Description of Exhibit

4.4	Form of Warrant to Purchase Common Stock dated September 23, 2013(Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 23, 2013)

4.5	Form of Warrant to Purchase Common Stock dated December 30, 2013(Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 31, 2013)

4.6	Form of Warrant to Purchase Common Stock dated August 11, 2014 (Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 4, 2014)

4.7

Shareholder and Investor Rights Agreement dated as of December 23, 2014 between the Company, Bison Capital Partners IV, L.P., Mr. Richard Kiphart and The John Thomas Hurvis Revocable Trust (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 30, 2014)

4.8

Registration Right Agreement dated as of December 23, 2014 between the Company, Bison Capital Partners IV, L.P. and certain other stockholders (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 30, 2014)

10.1.1 +

Employment Agreement, dated as of August 15, 2006, between Electric City Corp. and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 18, 2006)

10.1.2 +

Amendment to Employment Agreement dated October 1, 2007 between the Company and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 2, 2007)

10.1.3 +	Employee Option Agreement dated August 15, 2006 between the Company and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 18, 2006)

10.1.4 +

Employee Stock Option Agreement dated July 11, 2006 between the Company and Jeffrey R. Mistarz (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 17, 2006)

10.1.5+

Second Amendment to Employment Agreement dated June 3, 2010 between the Company and Jeffrey R. Mistarz. (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 7, 2010)

10.2.1+

Employment Agreement, dated as of June 10, 2008, between Applied Energy Management, Inc. and John O’Rourke (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 9, 2009)

10.2.2+

Assignment and First Amendment to Employment Agreement dated June 3, 2010 between John O’Rourke, Applied Energy Management, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 7, 2010)

10.2.3+

Second Amendment to Employment Agreement dated June 3, 2011 between John O’Rourke and the Company (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 6, 2011)

Exhibit Number	Description of Exhibit

10.2.4+	Employee Stock Option Agreement dated June 3, 2011 between John O’Rourke and the Company (Incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on June 6, 2011)

10.3+

Employment Agreement dated April 7, 2009, between Applied Energy Management Energy Consulting, LLC. and Adam Procell (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 27, 2013)

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

10.22	Preferred Stock Purchase and Warrant Purchase Agreement dated December 30, 2013 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2013)

10.23	Preferred Stock Purchase and Warrant Purchase Agreement dated January 29, 2014 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 3, 2014)

10.24	Side Letter Agreement dated January 29, 2014 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 3, 2014)

10.25+

Form of Employee Restricted Stock Agreement filed as Exhibit B to Exhibit 10.1 to the Current Report on Form 8-K dated August 4, 2009, filed with the SEC on August 7, 2009 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 8, 2014)

10.26+	Employment Agreement dated April 23, 2014 between the Company and Mary Colleen Brennan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 24, 2014

10.27

Letter of Credit Agreement dated August 1, 2014 by and between the Company and Mr. Richard Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 4, 2014)

10.28

Subscription Agreement dated August 4, 2014 between the Company and a group of investors including Mr. Richard Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2014)

10.29

Form of Subordinated Secured Convertible Pay-In-Kind Note dated August 4, 2014 among the Company and a group of investors including Mr. Richard Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7, 2014)

Exhibit Number	Description of Exhibit

10.30

Securities Purchase Agreement dated December 23, 2014 between the Company and Bison Capital Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 30, 2014)

10.31	Lime Energy Co. 2014 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of our Form S-8 Registration Statement filed on July 1, 2014)

21*	List of Subsidiaries

23*	Consent of BDO USA LLP

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+   Management contract or compensation plan or arrangement

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2015, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ C. Adam Procell	President and Chief Executive Officer
C. Adam Procell

/s/ Mary Colleen Brennan	Chief Financial Officer and Treasurer
Mary Colleen Brennan

/s/ Richard P. Kiphart	Chairman of the Board
Richard P. Kiphart

/s/ Stephen Glick, Ph.D.	Director
Stephen Glick, Ph.D.

/s/ Gregory Barnum	Director
Gregory Barnum

/s/ Christopher W. Capps	Director
Christopher W. Capps

/s/ Tommy Pappas	Director
Tommy Pappas

/s/ Peter McDonald	Director
Peter McDonald

/s/ Andreas Hildebrand	Director
Andreas Hildebrand

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lime Energy Co.

Huntersville, North Carolina

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois	/s/ BDO USA, LLP
March 31, 2015

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands, except par value amounts)

December 31,	2014	2013

Assets

Current assets
Cash and cash equivalents	$5,473	$6,940
Restricted cash	500	500
Accounts receivable, less allowance for doubtful accounts of $1,794 and $1,824 at December 31, 2014 and 2013, respectively	11,820	9,151
Inventories	176	—
Costs and estimated earnings in excess of billings on uncompleted contracts	7,407	6,625
Prepaid expenses and other	619	255
Current assets of discontinued operations	613	3,442

Total Current Assets	26,608	26,913

Property and Equipment, net of accumulated
depreciation of $3,463 and $2,732 at December 31, 2014 and 2013, respectively (Note 7)	1,470	1,562

Long-Term Receivables	710	296

Deferred Financing Costs, net of accumulated amortization
of $108 and $0 at December 31, 2014 and 2013, respectively	22	—

Goodwill (Note 8)	6,009	6,009
	$34,819	$34,780

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands, except par value amounts)

December 31,	2014	2013

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$13,341	$15,835
Accrued expenses (Note 9)	1,245	2,907
Billings in excess of costs and estimated earnings on uncompleted contracts	705	1,711
Customer deposits	512	72
Other current liabilities	11	3,236
Current liabilities of discontinued operations	806	3,245
Total Current Liabilities	16,620	27,006

Total Liabilities	16,620	27,006

Commitments and Contingencies

Contingently redeemable Series C Preferred stock, $0.01 par value: 10,000 shares authorized; 10,000 and 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively	9,633	—

Stockholders’ Equity
Series A Preferred stock, $0.01 par value: 2,000,000 shares authorized; 0 and 957,624 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	9
Series B Preferred stock, $0.01 par value: 1,000,000 shares authorized; 0 and 401,232 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	4
Common stock, $.0001 par value; 50,000,000 shares authorized; 9,460,090 and 3,667,295 issued and outstanding as of December 31, 2014 and 2013, respectively	1	—
Additional paid-in capital	208,916	205,489
Accumulated deficit	(200,351)	(197,728)

Total Stockholders’ Equity	8,566	7,774

	$34,819	$34,780

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statement of Operations

($ in thousands, except per share amounts)

	Year ended December 31, 2014	Year ended December 31, 2013

Revenue	$58,816	$51,565

Cost of sales	41,162	37,758

Gross Profit	17,654	13,807

Selling, general and administrative expense	20,195	22,933
Amortization of intangibles	—	10

Operating loss	(2,541)	(9,136)

Other Income (Expense)
Interest income	100	51
Interest expense	(189)	(2,052)

Total other expense	(89)	(2,001)

Loss from continuing operations	(2,630)	(11,137)

Discontinued Operations:
Income (loss) from operation of discontinued business	7	(4,499)

Net loss	$(2,623)	$(15,636)

Preferred dividend	(2,979)	(2,875)

Net loss available to common stockholders	(5,602)	(18,511)

Basic and diluted loss per common share from

Continuing operations	$(1.44)	$(3.90)

Discontinued operations	—	(1.25)

Basic and Diluted Loss Per Common Share	$(1.44)	$(5.15)

Weighted Average Common Shares Outstanding (Note 3)	3,884,826	3,595,379

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Series A		Series B	Additional		Total
	Common	Common	Series A	Preferred	Series B	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2012	3,577	—	—	—	—	—	191,413	(182,092)	9,321

Conversion of subordinated notes	—	—	677	7	—	—	6,755	—	6,762
Issuance of preferred stock	—	—	250	2	400	4	6,494	—	6,500
Issuance costs	—	—	—	—	—	—	(40)	—	(40)
Preferred stock dividends	—	—	—	—	—	—	(326)	—	(326)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	31	—	1	—	326	—	326
Shares issued for benefit plans	90	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	867	—	867
Net loss	—	—	—	—	—	—	—	(15,636)	(15,636)
Balance, December 31, 2013	3,667	$—	958	$9	401	$4	$205,489	$(197,728)	$7,774

Conversion of subordinated notes	214	—	—	—	—	—	1,048	—	1,048
Issuance of preferred stock	—	—	—	—	200	2	1,998	—	2,000
Issuance costs	—	—	—	—	—	—	(11)	—	(11)
Warrants Issued							101		101
Preferred stock dividends	—	—	—	—	—	—	(1,969)	—	(1,969)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	121	1	73	1	1,940	—	1,942
Conversion of Series A & B shares	5,467	1	(1,079)	(10)	(674)	(7)	16	—	—
Shares issued for benefit plans	112	—	—	—	—	—	8	—	8
Share-based compensation	—	—	—	—	—	—	296	—	296
Net loss	—	—	—	—	—	—	—	(2,623)	(2,623)
Balance, December 31, 2014	9,460	$1	—	$—	—	$—	$208,916	$(200,351)	$8,566

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$(2,623)	$(15,636)

Adjustments to reconcile net loss to net cash used in operating activities, net of assets acquired and disposed of:
Provision for bad debts	761	886
Share-based compensation	296	867
Depreciation and amortization	731	1,017
Amortization of original issue discount	—	1,439
Amortization of deferred financing costs	108	250
PIK notes issued for interest	48	575
Preferred stock dividends	(27)	(326)
Asset impairment	—	27
Loss (Gain) on disposition of fixed assets	—	59
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(3,844)	(555)
Inventories	(176)	17
Costs and estimated earnings in excess of billings on uncompleted contracts	(782)	(3,298)
Prepaid expenses and other current assets	(364)	226
Assets of discontinued operations	2,829	2,236
Accounts payable	(2,494)	10,125
Accrued expenses	(1,662)	331
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,006)	205
Customer deposits and other current liabilities	(2,785)	(2,003)
Liabilities of discontinued operations	(2,439)	523

Net cash used in operating activities	(13,429)	(3,035)

Cash Flows From Investing Activities
Proceeds from sale of businesses	—	5,483
Purchases of property and equipment	(638)	(573)

Net cash (used in) provided by investing activities	(638)	4,910

Cash Flows From Financing Activities
Payments of long-term debt	—	(3,407)
Debt issuance costs	(20)	—
Proceeds from issuance of preferred stock	12,000	6,500
Proceeds from issuance of convertible notes	1,000	—
Costs related to preferred stock issuances	(380)	(40)

Net cash provided by financing activities	12,600	3,053

Net (Decrease) Increase in Cash and Cash Equivalents	(1,467)	4,928

Cash and Cash Equivalents, at beginning of period	6,940	2,012

Cash and Cash Equivalents, at end of period	$5,473	$6,940

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013

Supplemental Disclosure of Cash Flow Information

Preferred dividends satisfied through issuance of preferred stock:	1,942	326

Value of subordinated notes and accrued interest converted to preferred stock	1,048	6,762

Warrants issued with letter of credit	101	—

Cash paid during the period for interest:
Continuing operations	13	—

Discontinued operations	—	168

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

Concentration of Risk

The Company’s customers are primarily utilities and their small business customers.  During 2014 and 2013, revenue generated under four utility programs represented 78% and 75% of the Company’s consolidated revenue, respectively.

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  During 2014, two suppliers were responsible for 48% and 13% of the Company’s purchases, respectively, while during 2013 two suppliers were responsible for 41% and 12% of the Company’s purchases, respectively.

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

The following is a summary of changes to the allowance for doubtful accounts (in thousands):

Year ended December 31,	2014	2013

Balance at the beginning of the period	$1,824	$960

Additions charged to costs and expenses	761	886

Amounts written-off	(791)	(22)

Balance at the end of the period	$1,794	$1,824

Inventories

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method.

Properties & Equipment

Property and equipment are stated at cost.  For financial reporting purposes depreciation is computed using the straight-line method over the following estimated useful lives:

Building Improvements	3 - 10 years
Office equipment	3 - 5 years
Furniture	5 - 10 years
Transportation equipment	3 - 5 years
Software	3 – 5 years

Long-Lived Assets

We evaluate our long-lived assets periodically for impairment in accordance with ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Lime Energy Co.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  During the fourth quarter of 2014, the Company undertook an assessment of its goodwill for possible impairment and concluded that the fair value of the continuing business, based on the discounted current value of the estimated future cash flows, exceeded the carrying value, indicating that the goodwill was not impaired.

The Company considered various factors in determining the fair value of its business, including discounted cash flows from projected earnings, values for comparable companies and the market price of its common stock. It will continue to monitor for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends.  In the event that the business does not achieve projected results, or as the result of changes in facts of circumstances, the Company could incur an additional goodwill impairment charge in a future period.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence has been received that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  In addition, the Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Any amounts billed prior to satisfying the Company’s revenue recognition criteria is recorded as “Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts” (“Billings in Excess”) in the accompanying consolidated balance sheets.  Billings in Excess totaled $0.7 million and $1.7 million as of December 31, 2014 and 2013, respectively.

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

As of December 31, 2014, the Company had customer projects underway for which it had recognized revenue but not yet invoiced the customer.  The Company records this unbilled revenue as a current asset titled “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.” The Company had Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts of $7.4 million and $6.6 million at December 31, 2014 and 2013, respectively.

Other Liabilities

In December 2012, one of the Company’s major suppliers agreed to allow it to pay for approximately $5.3 million worth of purchases over a 23 month period.  The balance of this liability was $0 and $3.2 million as of December 31, 2014 and 2013, respectively and has been included in other current liabilities in the accompanying consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $161,000 and $152,000 for the periods ended December 31, 2014 and 2013, respectively.

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

The Company has not included the outstanding options, warrants, preferred stock or convertible debt as common stock equivalents when calculating the diluted loss per share for the years ended December 31, 2014 or 2013, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and convertible debt that is not included in the basic and diluted loss per share available to common stockholders:

December 31,	2014	2013
Weighted average shares issuable upon exercise of outstanding options	331,662	469,625
Weighted average shares issuable upon exercise of outstanding warrants	0	767,643
Weighted average shares issuable upon conversion of convertible preferred	4,166,666	655,599
Weighted average shares issuable upon conversion of convertible debt	0	897,041

Total	4,498,328	2,789,908

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The following are the components of the Company’s stock compensation expense during the years ended December 31, 2014 and 2013, respectively:

	2014	2013

Stock Options	$(8)	$698

Restricted Stock	287	169

Employee Stock Purchase Plan	17	—

Total Stock Compensation Expense	$296	$867

Please refer to Notes 21, 22 and 23 for additional information regarding share-based compensation expense.

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

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern”.   This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017.  The Company is evaluating the impact on its consolidated financial statements, however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 4 — Sale of ESCO Business

On February 28, 2013, the Company sold its ESCO business to PowerSecure, Inc., a wholly-owned subsidiary of PowerSecure International, Inc. (“PowerSecure”).  The ESCO business, which represented the largest portion of the Company’s public sector business, designed, installed and maintained energy conservation measures, primarily as a subcontractor to large energy service company providers (“ESCOs”), for the benefit of public sector, commercial, industrial and institutional customers as end users.  The sale was structured as an asset sale.  The total purchase price for the assets sold was $4.0 million in cash, subject to a working capital adjustment, and the assumption of approximately $9.8 million of liabilities, comprising certain other debts, liabilities and obligations relating to the acquired business and assumed contracts.  After application of the working capital adjustment in accordance with the asset purchase agreement, the cash purchase price was approximately $1.9 million, subject to post-closing confirmation of the working capital adjustment, resulting in an effective purchase price, including the assumption of liabilities, of approximately $11.7 million.  In connection with the acquisition of the ESCO business, PowerSecure assumed certain unfinished contracts and projects in the acquired business, along with the accounts receivables and accounts payables associated with those projects.

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

After adjusting the carrying value of the assets during the fourth quarter of 2012, the net carrying value of the assets and liabilities of the ESCO business was equal to the proceeds received for the sale of the business on February 28, 2013, therefore there was no gain or loss resulting from the sale recorded during the first quarter of 2013.  However, the asset purchase agreement required the Company, within 90 days of the closing, to provide to PowerSecure a final calculation of the net working capital of the ESCO business as of February 28, 2013 (“Closing Net Working Capital”).  To the extent that this calculation showed an increase in the Closing Net Working Capital from the amount estimated on the closing date, PowerSecure would owe the Company an amount equal to the increase and to the extent the Closing Net Working Capital was less than the amount estimated on the closing date, the Company would owe PowerSecure an amount equal to the reduction.  The calculation of the final Closing Net Working Capital was completed in August 2013 and it was determined that PowerSecure owed the Company an additional $128 thousand.  This additional consideration was included in income from discontinued operations during the quarter ended September 30, 2013.

Note 5 — GES-Port Charlotte

During 2010, the Company established Lime Energy Asset Development, LLC (“LEAD”), to develop, construct, operate and in certain situations own energy producing assets. On November 1, 2013, the Company sold GES-Port Charlotte (“GESPC”) to Green Gas Americas, Inc. (“Green Gas” or the “Buyer”). The sale was consummated pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated November 1, 2013, by and between LEAD, as the seller, and Green Gas, as the purchaser. The total purchase price paid for the membership interest was $3.3 million, less a $152,300 contribution on the part of LEAD toward the cost of wellfield improvements. The agreement also provided for a 5%, or $165,000, hold-back of the purchase price (the “Hold-Back”) to be held in escrow to cover the

Lime Energy Co.

Notes to Consolidated Financial Statements

indemnification obligations of the LEAD and any additional pre-closing liabilities.  After application by the Buyer to obligations of LEAD, the balance of escrow was released on November 6, 2014.

As part of the Purchase Agreement, Lime agreed to assume GESPC’s obligation to Florida Power and Light (“FP&L”) for the cost of completing an interconnect between GESPC’s facility and FP&L’s transmission system. This obligation totaled $400,000 as of November 1, 2013, and required monthly payments of $50,000 to FP&L.  The obligation was fully satisfied during the third quarter of 2014.

The Company recognized a $27,000 loss on the sale of GESPC in 2013.  Upon the closing of the transaction, the Company repaid in full the term loan it used to fund the construction of the Zemel Road facility.

Note 6 — Discontinued Operations

As discussed in Note 4, the Company sold the majority of its public sector business on February 28, 2013 to PowerSecure.  During the third quarter of 2013, the Company’s board of directors authorized management to sell or dispose of GESPC, its contract with the Army Corp. of Engineers under the Federal Renewal and Renovation program (the FRR contract), and the regional service business located in Bethlehem, Pennsylvania.  These businesses, along with the public sector business, which the Company exited in 2013, and Asset Development business, which the Company shut down at the end of 2012, have all been reported as discontinued operations in the accompanying financial statements.

The revenue and loss related to discontinued operations were as follows (in thousands):

Year ended December 31,	2014	2013

Revenue	$254	$6,805

Operating (Income) Loss	$7	$(4,499)

The assets and liabilities related to discontinued operations were as follows (in thousands):

December 31,	2014	2013

Accounts receivable, net	$404	$2,423
Costs and estimated earnings in excess of billings on uncompleted contracts	209	1,019
Total current assets	613	3,442

Total Assets	$613	$3,442

Accounts payable	$672	$2,240
Accrued expenses	108	504
Billings in excess of costs and estimated earnings on uncompleted contracts	8	460
Customer deposits	18	41
Total current liabilities	806	3,245

Total Liabilities	$806	$3,245

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 7 — Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2014	2013

Buildings & improvements	$96	$41
Construction equipment	21	21
Furniture	340	338
Office equipment	970	855
Software	3,177	2,710
Transportation equipment	329	329
	4,933	4,294

Less accumulated depreciation	(3,463)	(2,732)

	$1,470	$1,562

Total depreciation expense was $0.7 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively.  Included in this expense was depreciation from discontinued operations of $0.0 and $203 thousand for the years ended December 31, 2014 and 2013, respectively.

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

	Continuing
	Operations	Discontinued Operations
	Utility	AEM	Total

Balance at December 31, 2012	$6,009	$5,337	$11,346

Sale of public sector	—	(5,337)	(5,337)

Balance at December 31, 2013	$6,009	$—	$6,009

Balance at December 31, 2014	$6,009	$—	$6,009

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 9 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2014	2013

Compensation	$513	$1,423
Interest	20	—
Job costs	199	73
Rent	91	151
Sales tax payable	119	1,184
Taxes	—	71
Preferred stock dividends	27	—
Other	276	5

	$1,245	$2,907

Note 10 — Term Loan

On November 3, 2011, GES-Port Charlotte, LLC (“GESPC”), entered into a Loan Agreement with RBC Bank (USA) (“RBC”) (RBC was subsequently acquired by PNC Bank) under which GESPC borrowed $3.6 million (the “Loan Agreement”).  The Loan Agreement was to mature on, and all outstanding balances were due and payable on, October 31, 2016.  The Company sold GESPC on November 1, 2013, at which time it repaid the loan in full.

The Company had entered into an interest rate swap to fix the interest rate on $1.9 million of the principal amount of the term loan at 6.56% through October 2016.  This interest rate swap was being carried at fair-market value on the Company’s books, with changes in value included in interest expense.  The swap was terminated on November 1, 2013, when the Company paid off the term loan.

Note 11 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of Directors (collectively with the other investors, the “Investors”).  Pursuant to the terms of the Series A Purchase Agreement, the Investors purchased 926,223 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) at a price per Series A Preferred Share of $10.00.  The purchase price was paid with (a) $2,500,000 in cash and (b) the exchange of $6,779,950 (principal amount and accrued interest) of the Company’s Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”), representing all of the outstanding Notes.

The Series A Preferred Shares were entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series A Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $1.2

Lime Energy Co.

Notes to Consolidated Financial Statements

million on the Series A Preferred Shares during 2014.  On June 30, 2014, the Company satisfied $594 thousand of preferred dividends through the issuance of Series A Preferred Shares.

The Series A Preferred Shares may be converted at the election of the holder of such shares, into shares of the Company’s common stock at a conversion price which was initially equal to $3.78 per share (the “Conversion Price”).  The Conversion Price is to be proportionately adjusted for stock splits, combinations and similar recapitalizations, and, subject to a floor of $3.50, shall be adjusted for future issuances of common stock (excluding certain issuances) at a price per share less than the Conversion Price on a broad based, weighted average basis.  The Company can require conversion of the Series A Preferred Shares under certain market conditions.  On December 30, 2013, as the result of the issuance of shares of Series B Convertible Preferred Stock, the Conversion Price of the Series A Preferred Shares was reduced to $3.58 per share.  The Conversion Price was further reduced to $3.51 per share on February 4, 2014, when the Company issued additional shares of Series B Convertible Preferred Stock resulting in a $178 thousand non-cash deemed dividend.

The Company may redeem all or a portion of the Series A Preferred Shares at its option subject to certain legal restrictions.  The redemption price for each Series A Preferred Share shall be its original issue price, subject to standard antidilution adjustment plus any accrued but unpaid dividends multiplied by a time-based factor.  If such notice is sent before the second anniversary of the issuance of the Series A Preferred Shares, the factor shall be 102%, if thereafter but before the third such anniversary, the factor shall be 101% and thereafter, the factor shall be 100%.

In connection with the entry into the Series A Purchase Agreement, the Company issued the Investors warrants to purchase 264,551 shares of its common stock at $3.78 per share (the “Series A Warrants”). These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option. In recording the transaction, the Company allocated the value of the proceeds to the Series A Preferred Shares and the Series A Warrants based on their relative fair values. In doing so, it determined that the Series A Preferred Shares contained a beneficial conversion feature worth $415,000. The value of the beneficial conversion feature, along with the value of the warrants, also determined to be $415,000, were both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital in the third quarter of 2013.

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

On December 23, 2014, in connection with the issuance of Series C Preferred Shares discussed in Note 14, all Series A Preferred Shares along with accrued dividends of $616 thousand were converted to 3,084,261 shares of Common Stock.  The Series A Warrants were cancelled upon the issuance of the Series C Preferred Shares.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 12 — Subordinated Convertible Term Notes

2012 Notes:

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Sub Debt Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, and Mr. Christopher Capps (collectively with the other investors, the “Holders”).  Pursuant to the terms of the Sub Debt Purchase Agreement, the Holders lent the Company $6,050,000 under a Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”).  The Notes had a term of five years, accrued interest at the rate of 12.5% per year, payable semi-annually at the Company’s election in cash or additional Notes.  On September 23, 2013, the Notes and all accrued interest were converted to shares of Series A Preferred Stock (see Note 11 for additional information regarding the Series A Preferred Stock).

In connection with the entry into the Sub Debt Purchase Agreement, the Company issued the Holders warrants to purchase 644,991 shares of its common stock at $4.69 per share (the “Sub Debt Warrants”).  These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option.  The Company determined the value of the Sub Debt Warrants to be $1.4 million using a trinomial option pricing model.  The Sub Debt Warrants were cancelled upon the issuance of Series C Preferred Shares discussed in Note 14.

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

The Company incurred costs of approximately $37 thousand to issue the Notes.  These costs were capitalized and were also being amortized over the term of the Notes using the effective interest method.  Amortization of the deferred issuance costs of $3 thousand was included in interest expense for the six-month period ended June 30, 2013.  Upon the conversion of the Notes to preferred stock in September 2013, the balance of the deferred issuance costs of $34 thousand was recorded to interest expense.

The Company elected to pay the interest accrued through September 23, 2013, $712 thousand, in additional Notes.  The Notes issued in satisfaction of the accrued interest were also converted to shares of preferred stock on September 23, 2013 (see Note 8 for additional information regarding the Series A preferred stock).

2014 Notes:

On August 4, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a group of investors including Mr. Richard Kiphart (collectively with the other investors, the “Note Holders”). Pursuant to the terms of the Subscription Agreement, the Note Holders lent to the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes (the “2014 Notes”). The 2014 Notes had a term of ten years and accrued interest at the rate of 12.5% per year, payable semi-annually at the Company’s election in cash or additional 2014 Notes.  The Company accrued interest of $48 thousand during 2014.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

The Note Holders can require that the Company redeem all or any portion of the 2014 Notes upon the occurrence of a Trigger Event. Trigger Events include (i) failure to have sufficient authorized shares at any time following the 60th day after issuance, (ii) failure to pay any amount of principal, interest or other amounts when and as due under the 2014 Notes, (iii) if the Company voluntarily or involuntarily seeks protection under bankruptcy laws, or (iv) if the Company breaches any representation, warranty or covenant or other term or condition of any transaction document. The Company is required to redeem the 2014 Notes upon a Change of Control (as such term is defined in the 2014 Notes) at the Change of Control Premium. The Change of Control Premium is defined as (i) 130% from the issuance date through the second anniversary of the issuance date, (ii) 120% after the second anniversary of the issuance date through the fourth anniversary of the issuance date and (iii) 100% thereafter. Under the terms of the 2014  Notes, the Company covenants not to (i) redeem debt that is subordinated to the 2014 Notes, or (ii) redeem, repurchase or declare or pay a cash dividend or distribution on its capital stock. The 2014 Notes are subordinated to (i) all commercial loans or other credit facilities that are or will be secured by all or substantially all of the assets of the Company and that have been approved by the Company’s Board of Directors as senior in rank to the 2014 Notes and (ii) any and all obligations to the issuers of surety bonds and performance bonds for which the Company or any of its subsidiaries is the principal obligor.

The Company used the proceeds from the issuance of the 2014 Notes for general corporate purposes.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock discussed in Note 14, the 2014 Notes and accrued interest of $48 thousand were converted into 213,500 shares of common stock.

Note 13 —Sale of Series B Preferred Stock

On December 30, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series B Purchase Agreement”) with a group of Series B Investors including Mr. Richard Kiphart (collectively with the other investors, the “Series B Investors”).  Pursuant to the terms of the Series B Purchase Agreement, the Series B Investors purchased 400,000 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Shares”) at a price per Series B Preferred Share of $10.00.

On January 29, 2014, the Company entered into a Series B Purchase Agreement with Greener Capital Partners Fund II, L.P. (“Greener Capital”), pursuant to which Greener Capital purchased an aggregate of 200,000 shares of the Company’s Series B Preferred Shares at a price per Series B Preferred Share of $10.00.  Greener Capital funded the purchase and the transaction closed on February 4, 2014.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Series B Preferred Shares were entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.  Such dividends shall be paid in additional shares of Series B Preferred Stock at the original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations) or, at the sole discretion of the Company’s board of directors, in cash.  The Company accrued dividends of $732 thousand on the Series B Preferred during 2014.  On June 30, 2014, the Company satisfied $349 thousand of preferred dividends through the issuance of Series B Preferred Shares.

The Series B Preferred Shares may be converted, at any time following the approval of such conversion by the Company’s stockholders.  Since the Board controls the majority of common shares and approved issuance of the Series B Preferred Shares, shareholder approval is considered perfunctory.  The conversion price was initially equal to $2.83 per share (the “Series B Conversion Price”).  The Series B Conversion Price shall be proportionately adjusted standard antidilution events, subject to a floor of $2.50, shall be adjusted for future issuances of common stock (excluding certain issuances) at a price per share less than the Series B Conversion Price on a broad based, weighted average basis.  The Company can require conversion of the Series B Preferred Shares if the weighted average price for its common stock is at least two hundred percent (200%) of the Series B Conversion Price for at least 20 trading days during a 30 trading day period ending within 5 trading days prior to the Company sending a notice of forced conversion to the holders of the Series B Preferred Shares.

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

In connection with the entry into the Series B Purchase Agreement, the Company issued the Series B Investors warrants to purchase 848,058 shares of its common stock at $2.83 per share (the “Series B Warrants”).  These warrants expire on the fifth anniversary of their issuance and contain a cashless exercise option.  The Warrants may not be exercised until the Company’s common stockholders approve the exercise of the Warrants.  The Series B Warrants were cancelled upon the issuance of the Series C Preferred Shares discussed in Note 14.

In recording the Series B transactions, the Company allocated the value of the proceeds to the Series B Preferred Shares and the Series B Warrants based on their relative fair values.  In doing so, it determined that the Series B Preferred Shares contained a beneficial conversion feature.  The value of the beneficial conversion feature, along with the value of the warrants, were both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to additional paid in capital in the period in which the Series B Preferred Shares were issued.  Dividend expense for 2014, contains $832 thousand of such deemed dividends.

The Series B Purchase Agreement requires that the Company seek stockholder approval of the conversion of the Series B Preferred Shares and the exercise of the Series B Warrants on or before July 31, 2014.  The Company received such approval at its annual meeting of stockholders held on June 25, 2014.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company used the cash proceeds from the sale of the Series B Preferred Shares for general corporate purposes.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock discussed in Note 14, all Series B Preferred Shares along with accrued dividends of $383 thousand were converted into 2,383,437 shares of common stock.  The Series B Warrants were cancelled upon the issuance of the Series C Preferred Shares.

Note 14 —Sale of Series C Preferred Stock

On December 23, 2014, the Company issued Series C Preferred Stock to Bison Capital Partners IV, L.P., a Delaware limited partnership (“Bison”).  Bison purchased 10,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Shares”) at a price per Series C Preferred Share of $1,000.00

The Series C Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months.  The base amount is adjusted each dividend payment date for the unpaid dividends accrued.  The Company accrued dividends of $27 thousand during 2014.

The Series C Preferred Shares may be converted, at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price which was initially equal to $2.40 per share (the “Series C Conversion Price”); provided that the Series C Preferred Shares may not convert into in excess of 19.99% of the outstanding Common Stock prior to the effective date the stockholders of the Company approve the removal of this cap.  The Series C Conversion Price shall be proportionately adjusted for stock splits, combinations and similar recapitalizations, and shall be adjusted for future issuances of common stock.  Upon conversion, all accrued, undeclared and unpaid dividends on the shares of Series C Preferred Stock so converted shall be cancelled.

At any time after the fourth anniversary of the Closing Date, the Company has the right to redeem all but not less than all of the Series C Preferred Shares for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, effective 30 days after giving notice thereof to the holder(s) of the Series C Preferred Shares.  During such 30-day period, the holders of the Series C Preferred Shares may convert the Series C Preferred Shares to Common Stock in lieu of receiving the redemption payment.  At any time after the fourth anniversary of the Closing Date, a holder of Series C Preferred Shares has the right to require the Company to redeem all or a portion of its Series C Preferred Shares for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends.  In the event the Company fails to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase an additional 1% per annum each quarter until paid.

In connection with the Transaction, the Company, Bison, Mr. Richard Kiphart and The John Thomas Hurvis Revocable Trust entered into a Shareholder and Investor Rights Agreement dated as of December 23, 2014 (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of Common Stock beneficially owned by Bison divided by the total number of shares of Common Stock outstanding on a fully-diluted basis.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Shareholder Agreement also provides Bison with operational consent rights and director appointment rights that apply so long as Bison holds at least five percent (5%) of the total voting power of the Company.  The stockholders of the Company party to the Shareholders Agreement have agreed to vote in favor of Bison’s director appointees. The Shareholder Agreement entitles Bison to appoint one director to the Company’s Compensation Committee and any new board committee that is established other than the Audit Committee or the Governance and Nominating Committee, and also entitles Bison to receive certain financial information.  Bison may not, subject to certain exceptions in the Shareholder Agreement, acquire additional shares of Common Stock or seek to influence the management of the Company without the Company’s consent. Such restrictions will no longer have effect upon certain changes of control of the Company.

If, on the fifth anniversary of the Closing Date or any succeeding anniversary of such date, ten percent (10%) of the average daily trading volume of Common Stock is less than the number of shares of Common Stock beneficially owned by Bison divided by 240, then Bison may require the Company to initiate a sale process.  Subject to the terms of the Shareholder Agreement, the stockholders of the Company party to the Shareholders Agreement have agreed to vote in favor of and otherwise support such a sale. If such a sale is not consummated within nine (9) months, Bison has the right to require the Company to purchase, subject to the terms of the Shareholder Agreement, all or any portion of its Series C Preferred Shares or Common Stock into which such Series C Preferred Shares has converted, for a per share price generally equal to the average closing price of the Common Stock for the sixty (60) trading days immediately preceding giving notice of exercise of such right.

The Company incurred costs of approximately $367 thousand to issue the Series C Preferred Stock.  These costs were recorded net of the proceeds of the Series C Preferred Stock.   The Series C Preferred Stock is classified outside of permanent equity as the rights of redemption and the ability to initiate a sale are not solely within the control of the Company.

The Company intends to use the cash proceeds from the sale of the Series C Preferred Shares for general corporate purposes.

Effective December 22, 2014, the holders of the Company’s Series A Preferred Stock and Series B Preferred Stock converted all of the shares thereof into shares of Common Stock, such that there are no issued or outstanding shares of the Company’s Series A Preferred Stock or Series B Preferred Stock.

Also effective December 22, 2014, the holders of the Company’s Subordinated Secured Convertible Pay-In-Kind Notes and warrants converted such notes for shares of Common Stock and cancelled such warrants, such that all of the Company’s obligations under such Subordinated Secured Convertible Pay-In-Kind Notes and warrants have terminated.

Note 15 — Letter of Credit Agreement

On December 7, 2012, the Company entered into a Letter of Credit Agreement (the “Agreement”) with Mr. Kiphart. Pursuant to the Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,000,000. The Letter of Credit is being used to support the issuance of performance bonds required by certain of the Company’s contracts with public sector customers. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Letter of Credit was to terminate on December 7, 2013, however he agreed to extend his support for outstanding Letters of Credit until the projects they were associated with were completed in 2014.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

On August 1, 2014, the Company entered into a Letter of Credit Agreement (the “LOC Agreement”) with Mr. Kiphart, which replaced the December 7, 2012 Letter of Credit Agreement.  Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,300,000. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under the Company’s contract with Duke Energy. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company has agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the Kiphart Letter of Credit. All such indemnification, fees and expenses will be payable by the Company within ten business days of the Company’s receipt of Mr. Kiphart’s written demand.

Pursuant to the LOC Agreement, the Company issued to Mr. Kiphart a warrant (the “LOC Warrant”) to purchase 50,000 shares of the Company’s common stock as consideration for his obligations under the LOC Agreement. The LOC Warrant was issued on August 12, 2014 at an exercise price of $4.04 based on the closing bid price of our stock on the date of issuance.  The Company determined the value of the Warrants to be $100 thousand using a trinomial option pricing model.   The value of the warrants was capitalized as deferred financing costs and were being amortized over the term of the Letter of Credit.  In connection with the issuance of Series C Preferred Shares discussed in Note 14, the warrants were forfeited and deferred financing costs of $100 thousand were recorded to interest expense.   In addition, the Company has agreed to pay to Mr. Kiphart simple interest at six percent per annum on the aggregate amount of the Kiphart Letter of Credit.  The Company accrued interest of $33 thousand during the year ended December 31, 2014.

Note 16 — Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31,	2014	2013
Letter of credit (Note 15)	$41	$3
Term loan (Note 10)	—	168
Subordinated convertible notes (Note 12)	48	575
Total Contractual Interest	89	746
Other	—	1
Change in value of interest rate swap (Note 10)	—	(12)
Amortization of deferred issuance costs and debt discount (Note 12)	100	1,689
Total Interest Expense	$189	$2,424
Continuing operations	189	2,052
Discontinued operations	$—	$372

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 17 — Lease Commitments

The Company leased offices in California, Massachusetts, New Jersey, New York, North Carolina, Ohio and Pennsylvania at various times during 2013 and 2014 from unrelated third parties under leases expiring through 2022, for which it paid a total of $736,000 and $739,000 during 2014 and 2013, respectively.

Future annual minimum rentals to be paid by the Company under these non-cancellable operating leases as of December 31, 2014 are as follows (in thousands):

Year ending December 31,	Total
2015	479
2016	302
2017	146
2018	133
2019	134
2020	132
2021	130
2022	20
Total	$1,476

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 18 — Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Year ended December 31	2014	2013
Deferred
Federal	$(645)	$(6,245)
State	(122)	(1,511)
Change in valuation allowance	767	7,756
Total	$—	$—

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

December 31	2014	2013
Deferred Tax Assets:
Federal and state net operating loss carryforwards	$45,693	$53,862
Stock-based compensation	470	6,242
Allowance for doubtful accounts	829	1,190
Goodwill	—	151
Property & equipment	(120)	56
Other	254	643
Amortization of intangibles	—	1,129
Valuation allowance	(47,126)	(63,273)
Total deferred tax assets	$—	$—

The Company has recorded a valuation allowance equaling the net deferred tax assets due to the uncertainty of its realization in the future.  At December 31, 2014, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $145 million, which expire in the years 2018 through 2034.  Under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of its net operating loss carryforwards will be significantly limited under certain circumstances.  Based on an analysis of ownership changes prior to 2008, approximately $30.0 million of the net operating losses will expire unused due to Section 382 limitations.  For the same periods, the Company also has state net operating loss carryforwards of approximately $130 million, which unused, will expire at various dates thru 2034.

Lime Energy Co.

Notes to Consolidated Financial Statements

A reconciliation of the statutory federal rate of 34% and the effective income tax rate for continuing operations for the years-ended December 31, 2014 and 2013 is as follows:

Year ended December 31,	2014	2013

Federal income tax at statutory rate	34.0%	34.0%

Cancellation of debt income	(3.0)%	0.0%

State and local taxes, net of federal benefit	1.0%	6.0%

Other	0.0%	9.0%

Preferred dividends	(18.0)%	0.0%

Valuation Reserve	(14.0)%	(49.0)%

Effective income tax rate	0.0%	0.0%

The Company has recorded a valuation allowance of $47.1 million due to the uncertainty of future utilization of the deferred tax assets.

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2014.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.  The statute of limitations is normally three years from the extended due date of the return for federal and state tax purposes.  However, for taxpayer’s with net operating losses, the statute is effectively open to any year in which an a net operating loss was generated.  The statute of limitations for the Company is therefore effectively open for the years 1998 through 2014.  The Company’s federal returns have been audited for the 2008 and 2009 tax years.

Note 19 — Commitments and Contingencies

The Company carries Directors and Officers insurance, which it anticipates will cover the cost of defending an existing class action suit and derivative action and any related awards or settlements, up to the limit of the policy.  At this point in the legal process, the Company estimates that its reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be between $6.5 million and $7.0 million, of which $6.2 million had been incurred through December 31, 2014.  There are many factors that could cause the actual costs to exceed or be less than this estimate, therefore the Company has not accrued for these potential future costs.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 20 — Equity Transactions

2013 Transactions

a)             During 2013, the Company granted 43,489 shares of restricted stock to five of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

b)             During 2013, the Company granted 49,951 shares of restricted stock to five senior employees.  These shares vest in equal amounts on each of December 31, 2014, 2015 and 2016, if the employee still works for the Company on the applicable vesting date.

c)              On September 23, 2013, the Company issued 926,223 shares of Series A Preferred Stock and warrants to purchase 264,551 shares of its common stock as part of a transaction in which it converted all of its outstanding Subordinated Convertible Notes and raised $2.5 million of cash.  Please see Note 11 for additional information regarding this transaction.

d)             On December 30, 2013, the Company sold 400,000 shares of its Series B Preferred Stock and warrants to purchase 565,372 shares of its common stock to two investors for $4 million.  Please see Note 13 for additional information regarding this transaction.

2014 Transactions

e)              During 2014, the Company granted 88,801 shares of restricted stock to eight of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

f)               During 2014, the Company granted 30,157 shares of restricted stock to two senior employees.  These shares vest in equal amounts on each of December 31, 2014, 2015 and 2016, if the employee still works for the Company on the applicable vesting date.

g)             On January 29, 2014, the Company sold 200,000 shares of its Series B Preferred Stock to an investor for $2 million.  Please see Note 13 for additional information regarding this transaction.  On December 23, 2014 all Series B Preferred Shares along with accrued dividends were converted into 2,383,437 shares of common stock.

h)             On August, 4, 2014, the Company entered into a Subscription Agreement with a group of investors who lent the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes.  On December 23, 2014, the notes and accrued interest were converted into 213,500 shares of common stock.  Please see Note 12, for additional information regarding this transaction.

i)                 On December 23, 2014, the Company sold 10,000 shares of the Company’s Series C Preferred Stock to an investor for $10,000,000.  As part of this transaction, all Series A and Series B Preferred shares with accrued dividends and the Convertible Pay-In-Kind notes with accrued interest were converted into 5,681,198 shares of common stock.  Please see Note 14 for additional information regarding this transaction.

j)                On December 23, 2014, as part of the sale of the Company’s Series C Preferred Stock, all outstanding warrants were forfeited.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 21 — Stock Options

On June 4, 2008, the Company’s stockholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 2001 Stock Incentive Plan, as amended.  The 2008 Plan provided that up to 40,000 shares of the Company’s common stock could be delivered under the Plan to certain employees of the Company or any of its subsidiaries and to consultants and directors who are not employees.  In addition, the 2008 Plan originally provided for an additional number of shares of the Company’s common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2009, in an amount equal to 14,286 shares.  On November 26, 2008, the Company’s Compensation Committee approved amendments the 2008 Plan to i) increase the maximum number of shares of Common Stock authorized for issuance under the 2008 Plan by 50,000 shares, from 40,000 shares to 90,000 shares, and (ii) raise the automatic increases in the number of shares available for awards by 21,429 shares, from 14,286 to 35,715, each year beginning in 2009.  The holders of a majority of the Company’s outstanding capital stock approved the plan amendment pursuant to a consent dated November 26, 2008.  On March 25, 2010, the Compensation Committee approved a second amendment to the 2008 Plan to increase the shares available under the plan by an additional 245,714 shares, from 161,429 shares to 407,143 shares.  The second amendment was approved by the Company’s stockholders on June 3, 2010.

Awards granted under the 2008 Plan may be incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”).  The exercise price for any ISO may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any NQSO shall be in the sole discretion of the Compensation Committee or the Board. To qualify as an ISO the aggregate fair market value of the shares (determined on the grant date) under options granted to any participant may not exceed $100,000 in the first year that they can be exercised. There is no comparable limitation with respect to NQSOs.  The term of all options granted under the 2008 Plan will be determined by the Compensation Committee or the Board in their sole discretion, provided, however, that the term of each ISO shall not exceed 10 years from the date of grant thereof.

In addition to the ISOs and NQSOs, the 2008 Plan permits the Compensation Committee, consistent with the purposes of the Plan, to grant stock appreciation rights and/or shares of Common Stock to non-employee directors and such employees (including officers and directors who are employees) of, or consultants to, the Company or any of its Subsidiaries, as the Committee may determine, in its sole discretion. Under applicable tax laws, however, ISOs may only be granted to employees.

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

As of December 31, 2014, there were approximately 161 employees of the Company eligible to participate in the 2008 Plan, and 201,425 shares of common stock reserved for issuance under the 2008 Plan.

Lime Energy Co.

Notes to Consolidated Financial Statements

Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above.  The Directors’ Plan was replaced during 2010 by the 2010 Non-Employee Directors’ Stock Plan, which is described in Note 23.

The following table summarizes the options granted, exercised, forfeited and outstanding through December 31, 2014:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2012	508,636	$3.64 - $1,844.85	$37.00

Granted	2,859	$4.27 – $4.27	$4.27
Exercised	—
Forfeited	(64,861)	$22.82 - $1,844.85	$36.76

Outstanding at December 31, 2013	446,634	$3.64 - $1,675.80	$36.82

Granted	20,000	$2.57 - $2.57	$2.57
Exercised	—
Forfeited	(364,419)	$4.27 - $1,675.80	$45.55

Outstanding at December 31, 2014	102,215	$2.57 - $455.70	$21.78

Options exercisable at December 31, 2014	68,999	$2.57 - $455.70	$23.59
Options exercisable at December 31, 2013	340,557	$3.64 – $1,675.80	$39.84
Options exercisable at December 31, 2012	351,949	$22.82 – $1,844.85	$42.00

The following table summarizes information about stock options outstanding at December 31, 2014:

Lime Energy Co.

Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price

$2.57 - $3.00	20,000	9.5 years	$2.57	6,666	$2.57
$3.01 - $5.00	14,286	7.9 years	$3.64	14,286	$3.64
$5.01 - $6.00	7,143	7.7 years	$5.25	4,762	$5.25
$6.01 - $30.00	24,905	5.3 years	$24.91	24,905	$24.91
$30.01 - $40.00	24,019	5.2 years	$31.97	6,518	$33.25
$40.01 - $50.00	7,789	1.6 years	$49.21	7,789	$49.21
$50.01 - $455.70	4,073	2.8 years	$76.94	4,073	$76.94

$2.57 - $455.70	102,215	6.3 years	$21.78	68,999	$23.59

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2014 of $2.93 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014 was $2.4 thousand. The aggregate intrinsic value of the exercisable options as of December 31, 2014 was $0. These amounts will change based on changes in the fair market value of the Company’s common stock.

The Company uses an Enhanced Hull-White Trinomial model to value its employee options. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Year ended December 31,	2014	2013

Weighted average fair value per options granted	$0.63	$1.98

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.03%	0.02%
Expected stock price volatility	63%	62%
Expected dividend payout	—	—
Expected option life (years) (1)	5.8	5.7
Expected turn-over rate	32.1%	4.8%
Expected exercise multiple	2.2	2.2

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

Lime Energy Co.

Notes to Consolidated Financial Statements

due to employee turnover and is based on historical rates experienced by the Company.  The expected exercise multiple represents the mean ratio of the stock price to the exercise price at which employees are expected to exercise their options and is based on an empirical study completed by S. Huddart and M. Lang (1996).

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant.  The Company recognized stock compensation expense for stock options of $(8) thousand and $698 thousand during the years ended December 31, 2014, and 2013, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

As of December 31, 2014, $6,800 of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized as follows:

Year ending December 31,
2015	$5,600
2016	1,200

Total	$6,800

In addition, there was approximately $293 thousand of unrecognized expense related to the Cliff Options that vest based on the occurrence of certain events which may be recognized by April 16, 2015 if the requirements for vesting are met.

Note 22 —Restricted Stock

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

Half of the shares received pursuant to each grant under the 2010 Directors’ Plan vest immediately and the remaining shares vest on the one year anniversary of such grant.  Shares for board service are granted on the first business day of the year and shares for committee service are granted upon appointment to the committee following the annual meeting of stockholders.  Newly appointed directors receive their initial grant on their date of appointment.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company has also granted shares of restricted stock to certain senior managers under its 2009 Management Incentive Compensation Plan as a form of long-term incentive.  Grants under this plan typically vest over a three year period provided that the grantee is still an employee on the applicable vesting date.

The following table summarizes the shares of restricted stock granted, vested, forfeited and outstanding as of December 31, 2014:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested Shares at December 31, 2012	12,871	$25.43

Granted	92,812	$3.22
Vested	(40,732)	$8.50
Forfeited	(2,367)	$6.83

Unvested Shares at December 31, 2013	62,584	$4.22

Granted	118,958	$3.41
Vested	(92,870)	$3.42
Forfeited	(15,339)	$4.89

Unvested Shares at December 31, 2014	73,333	$2.79

The Company accounts for grants of restricted stock in accordance with ASC 718. This pronouncement requires companies to measure the cost of the service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.  The Company recognized $287 thousand and $169 thousand of stock compensation expense related to the issuances of restricted stock in the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was approximately $103 thousand of unrecognized expense related to these restricted stock issuances which will be recognized over a weighted-average period of 8.4 months.

Note 23 - Employee Stock Purchase Plan

The Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan (“ESPP”).  The ESPP expired on December 31, 2012, but at the Company’s annual meeting held in December 2013, its stockholders approved an ESPP for a one year period commencing January 1, 2014 (the “2014 ESPP”).  The new plan (“2015 ESPP”) was approved at the annual meeting held on June 25, 2014, which replaced the 2014 ESPP with a new ESPP that will run from July 1, 2014 through June 30, 2015, and will better correspond with the Company’s annual meeting dates. The 2015 Plan provides for the issuance of up to 42,858 shares of common stock.

For accounting purposes, each employee participating in the 2015 ESPP is considered to have received a series of options for current and future offering periods to purchase shares at a price equal to the closing price on the first day of the offering period, less 15%.  The Company calculates the value of these options using a trinomial option pricing model and amortizes the values as share-based compensation expense over

Lime Energy Co.

Notes to Consolidated Financial Statements

the term of option, which is considered to extend through the end of the related offering period.  The Company recorded net share-based compensation expense under the 2015 ESPP during 2014 of $17 thousand.

Note 24 — Reverse Stock Split

Holders of a majority of the Company’s outstanding common stock, acting by written consent, approved an amendment to the Company’s certificate of incorporation to effect a one-for-seven reverse split of the Company’s stock in order for the Company to continue to meet the NASDAQ Stock Exchange’s requirement that it maintain a $1.00 minimum closing bid price for continued listing on the exchange.  The reverse stock split was effective October 10, 2013.  All share amounts presented in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Note 25 — Legal Matters

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

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that the Company officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present.  Two derivative actions were filed, one on October 5, 2012 and one on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint, purporting to name as Defendants several former officers and directors of the Company. The Company is named as a Nominal Defendant. On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs filed a response on July 8, 2013, and Defendants filed their reply on July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss with prejudice.  On April 22, 2014, Plaintiffs’ filed a Motion for Reconsideration and for Leave to File an Amended Complaint.  The Court denied Plaintiffs’ Motion for Reconsideration on June 25, 2014.  The parties are currently in mediation and settlement negotiations, and the court suspended the appeal during the mediation process.  In February 2015, the parties verbally accepted settlement terms proposed by the mediator and are working on drafting a settlement agreement.  The Company expects that the settlement amount will be fully covered by the Company’s insurance carrier.

SEC Investigation:  The Securities and Exchange Commission is conducting an investigation of our revenue recognition practices and financial reporting.  On September 11, 2012, the Commission issued a subpoena for documents.  On July 25, 2014, the Commission asked for some additional documentation and asked to schedule three interviews.  All three interviews had been conducted by the end of December 2014.  We have not received any further requests from the Commission and we await to hear further from the Commission.  We continue to remain ready to cooperate with the investigation.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA, filed November 10, 2014.  This is a purported “whistleblower” case alleging illegal

Lime Energy Co.

Notes to Consolidated Financial Statements

retaliation by “Lime Energy” for the plaintiff’s alleged disclosure of activity she believed violated the Securities and Exchange Act of 1934. The plaintiff alleges that she made repeated disclosures to various individuals employed by “Lime Energy” that certain accounting practices were improper and could lead to a restatement of financial statements.  Plaintiff filed her complaint pursuant to the Sarbanes Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.) (together, the “Acts”).  This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy.  On January 20, 2015, Lime’s counsel filed a motion to dismiss Plaintiff’s claim for failure to meet the definition of a “whistleblower” under the Dodd-Frank Act.  Plaintiff opposed the motion, and on February 24, 2015, Lime’s counsel filed its reply brief in support of the motion to dismiss.  The parties are currently waiting for the court to rule.

Note 26 — Related Parties

On October 22, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement with a group of investors that included Mr. Richard Kiphart and Mr. Christopher Capps.  Please see Note 12 for additional information regarding this transaction.

On December 7, 2012, the Company entered into a Letter of Credit Agreement with Mr. Richard Kiphart, pursuant to which Mr. Kiphart agreed to provide collateral in connection with the issuance of letters of credit to support the issuance of surety bonds required under construction contracts won by the Company.  Please see Note 15 for additional information regarding this transaction.

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement with a group of investors that included Mr. Richard Kiphart and Mr. Christopher Capps.  Please see Note 11 for additional information regarding this transaction.

On December 30, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement with two investors, including Mr. Richard Kiphart.  Please see Note 13 for additional information regarding this transaction.

On August 4, 2014, the Company entered into a Convertible Note Agreement with a group of investors including Mr. Richard Kiphart (the Note Holders), pursuant to which the Note Holders lent to the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes.  Please see Note 12 for additional information regarding this transaction.

On August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Richard Kiphart, which replaced the December 7, 2012 Letter of Credit Agreement, for the benefit of a surety at the Company’s request.  Please see Note 15 for additional information regarding this transaction.

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison Capital Partners IV, L.P., a Delaware limited partnership (“Bison”).  Pursuant to the terms of the Series C Purchase Agreement, the Series C Investors purchased 10,000 shares of the Company’s Series C Preferred Stock.  Effective December 22, 2014, the holders of the Company’s Series A Preferred Stock and Series B Preferred Stock converted all of the shares thereof into shares of Common Stock.  Also the holders of the Company’s Subordinated Secured Convertible Pay-In-Kind Notes and warrants converted such notes for shares of Common Stock and cancelled such warrants.  Please see Note 14 for additional information regarding this transaction.

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

Note 28 — Selected Quarterly Financial Data (unaudited)

The following presents the Company’s unaudited quarterly results for fiscal 2014 and fiscal 2013. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data are presented in thousands.

Lime Energy Co.

Notes to Consolidated Financial Statements

	Fiscal 2014 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$12,280	$13,590	$15,585	$17,361	$58,816
Gross profit	3,729	4,414	4,850	4,661	17,654
Loss from continuing operations	(1,165)	(229)	(45)	(1,191)	(2,630)
Loss (Income) from discontinued operations	(3)	55	136	(181)	7
Net loss	(1,168)	(174)	91	(1,372)	(2,623)
Preferred dividends	(1,466)	(486)	(521)	(506)	(2,979)
Net (loss) Income available to common stockholders	(2,634)	(660)	(430)	(1,878)	(5,602)
Basic and diluted (loss) earnings per common share from:
Continuing operations	$(0.31)	$(0.06)	$(0.15)	$(0.39)	$(1.44)
Discontinued operations	$(0.00)	$0.01	$0.04	$(0.04)	$0.00
Weighted averages shares	3,725	3,730	3,760	4,325	3,885

	Fiscal 2013 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$11,216	$12,943	$13,354	$14,052	$51,565
Gross profit	2,626	3,751	3,703	3,727	13,807
Loss from continuing operations	(3,656)	(1,918)	(3,511)	(2,052)	(11,137)
Loss from discontinued operations	(3,050)	(128)	(329)	(992)	(4,499)
Net loss	(6,706)	(2,046)	(3,840)	(3,044)	(15,636)
Preferred dividends	—	—	(22)	(2,853)	(2,875)
Net loss available to common stockholders	(6,706)	(2,046)	(3,862)	(5,897)	(18,511)
Basic and diluted loss per common share from:
Continuing operations	$(1.02)	$(0.53)	$(0.98)	$(1.36)	$(3.90)
Discontinued operations	$(0.85)	$(0.04)	$(0.09)	$(0.28)	$(1.25)
Weighted averages shares	3,595	3,593	3,593	3,600	3,595

Note 29 — Subsequent Events

EnerPath Acquisition

On March 24, 2015 the Company aquired EnerPath International Holding Company, a Delaware corporation (“EnerPath”).   EnerPath is a California-based provider of software solutions and program administration for utility energy efficiency programs.

The consideration paid in connection with the EnerPath Acquisition was approximately $11 million in cash, subject to adjustment as set forth in the Merger Agreement. The Company financed the purchase price through the issuance of debt, as further described under “Convertible Debt Financing” below.

Convertible Debt Financing

The Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bison Capital Partners IV, L.P. (“Bison”) pursuant to which the Company issued a subordinated convertible note due March 24, 2020 (the “Note”) in the principal amount of $11,750,000. The proceeds from the sale of the Note were used to finance the EnerPath Acquisition and to pay fees and expenses incurred in connection therewith (including certain fees and expenses incurred by Bison in connection with the Note Purchase Agreement).  As of the date the Note was issued, Bison owned 10,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Stock”), which was, as of the date thereof, convertible into approximately 30% of the Company’s common stock (the “Common Stock”), and was the Company’s single largest stockholder. Two members of the Company’s Board of Directors (the “Board”), Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. Mr.

Lime Energy Co.

Notes to Consolidated Financial Statements

Hildebrand and Mr. Macdonald recused themselves from the Board’s consideration of the Note Purchase Agreement and the financing contemplated thereby.

The Note was subsequently amended on March 31, 2015. According to the terms of the Note, the Company may pay 10.5% per annum interest on the outstanding principal amount semi-annually in cash or allow interest to accrue and be added to the principal amount at a rate of 12.5% per annum (the “Interest Rate”). Upon the occurrence of an event of default under the terms of the Note, the Interest Rate increases by 2.0% per annum until the Note is redeemed or the event of default is cured. All or any portion of the principal amount of the Note, plus any accrued but unpaid interest, may, at the election of the Note holder, be converted into Common Stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The initial conversion price of the Note was $3.16; provided, however, that the Note may not convert into in excess of 19.99% of the outstanding Common Stock prior to the effective date the stockholders of the Company approve the removal of this cap (the “Stockholder Approval Matter”). The conversion price is subject to anti-dilution adjustments, adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Note.  The Note is guaranteed by each subsidiary of the Company, including EnerPath and each of its subsidiaries, and is secured by a lien on all of the assets of the Company and each of its subsidiaries. The Company may not elect to prepay the Note.  The Company is subject to certain financial, affirmative and negative covenants, including a minimum EBITDA covenant beginning in 2016, as set forth in the Note. If certain trailing EBITDA targets are not met as of June 30, 2015, September 30, 2015 or December 31, 2015, an additional $1 million of interest for each such quarter in which such EBITDA target is not met, becomes due at the earlier of maturity, redemption or acceleration.