Form 10-Q
period 2015-03-31
LIME ENERGY CO.
filed 2015-05-18
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

9,545,420 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 18, 2015.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2015

i

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,”  “goal,” “target,’ “should,” and similar expressions, including when used in the negative.

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

•                  we operate in a highly competitive industry and if we are unable to compete successfully or if we do not successfully integrate EnerPath in our operations, our revenue and profitability will be adversely affected;

•                  we depend upon a limited number of utility contracts to generate substantially all of our revenue; and

•                  failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s Securities and Exchange Commission filings. Any forward-looking statements speak only as of the date the statement is made and, except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2015	2014 (1)
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$5,631	$5,473
Restricted cash	500	500
Accounts receivable, net of allowance for doubtful accounts of $1,755 and $1,794 at March 31, 2015 and December 31, 2014, repectively	18,544	11,820
Inventories	2,545	176
Costs and estimated earnings in excess of billings on uncompleted contracts	8,740	7,407
Prepaid expenses and other	946	619
Current assets of discontinued operations	609	613

Total Current Assets	37,515	26,608

Net Property and Equipment	1,771	1,470
Long-Term Receivables	953	710
Intangible Assets, net	5,564	—
Deferred Financing Costs, net	14	22
Goodwill	7,996	6,009

	$53,813	$34,819

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2015	2014 (1)
	(unaudited)

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$18,476	$13,341
Accrued expenses	3,056	1,245
Billings in excess of costs and estimated earnings on uncompleted contracts	1,036	705
Customer deposits	777	512
Other current liabilities	—	11
Current portion of long-lerm liabilities	16	—
Current liabilities of discontinued operations	942	806
Total Current Liabilities	24,303	16,620

Long-Term Debt	7,294	—
Derivative Liability	6,449	—

Total Liabilities	38,046	16,620

Commitments and Contingencies

Contingently redeemable Series C Preferred stock, $0.01 par value: 10,000 shares authorized, issued and outstanding.	9,383	9,633

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized 9,545,420 and 9,460,090 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	208,833	208,916
Accumulated deficit	(202,450)	(200,351)

Total Stockholders’ Equity	6,384	8,566

	$53,813	$34,819

See accompanying notes to condensed consolidated financial statements

(1)	Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2014

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

Three Months Ended March 31,	2015	2014

Revenue	$18,299	$12,280

Cost of sales	12,800	8,551

Gross Profit	5,499	3,729

Selling, general and administrative	5,806	4,910
Acquisition costs	694	—
Amortization of intangibles	31	—

Operating loss	(1,032)	(1,181)

Other Income (Expense)
Interest income	35	16
Interest expense	(60)	—
Extinguishment of debt	(1,420)	—
Loss from change in derivative liability	(805)	—
Total other (expense) income	(2,250)	16

Loss from continuing operations before income taxes	(3,282)	(1,165)

Income tax benefit	1,246	—

Loss from continuing operations	(2,036)	(1,165)

Discontinued Operations:
Loss from operation of discontinued business	(63)	(3)

Net loss	$(2,099)	$(1,168)

Preferred stock dividends	(308)	(1,467)

Net loss available to common stockholders	$(2,407)	$(2,635)

Basic and diluted loss per common share from
Continuing operations	$(0.24)	$(0.71)
Discontinued operations	(0.01)	—

Basic and Diluted Loss Per Common Share	$(0.25)	$(0.71)

Weighted Average Common Shares Outstanding	9,503	3,725

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2014	9,460	$1	$208,916	$(200,351)	$8,566

Preferred stock dividends	—	—	(308)	—	(308)
Share-based compensation	86	—	225	—	225
Net loss	—	—	—	(2,099)	(2,099)
Balance, March 31, 2015	9,546	$1	$208,833	$(202,450)	$6,384

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Three Months Ended March 31,	2015	2014

Cash Flows From Operating Activities
Net Loss	$(2,099)	$(1,168)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	97	189
Share-based compensation	225	126
Depreciation and amortization	208	188
Amortization of deferred financing costs	8	—
Change in derivative liability	805	—
Loss on extinguishment of debt	1,420	—
Deferred income tax benefit	(1,246)	—
Interest on Sub Notes added to principal	32	—
Preferred dividends	(308)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(390)	(443)
Inventories	(186)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,333)	1,780
Prepaid expenses and other	(36)	(33)
Assets of discontinued operations	4	1,097
Accounts payable	1,156	(4,161)
Accrued expenses	1,027	(955)
Billings in excess of costs and estimated earnings on uncompleted contracts	273	(1,304)
Customer deposits and other current liabilities	188	(839)
Liabilities of discontinued operations	136	(1,419)

Net cash used in operating activities	(19)	(6,942)

Cash Flows From Investing Activities
Acquisition of EnerPath	(11,000)	—
Purchases of property and equipment	(236)	(92)
Net cash used in investing activities	(11,236)	(92)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	11,750	—
Proceeds from issuance of preferred stock	—	2,000
Costs related to preferred stock issuances	—	(8)
Deferred financing costs	(337)	—

Net cash provided by financing activities	11,413	1,992

Net Increase (Decrease) in Cash and Cash Equivalents	158	(5,042)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$5,631	$1,898

See accompanying notes to condensed consolidated financial statements

Three Months Ended March 31,	2015	2014

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest:
Continuing operations	20	—

Non-cash activities

Financed vehicle purchases	88	—
Accrued costs related to preferred stock issuance	250	—

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

The results of operations for the three-month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

As more fully described in Note 6, on March 24, 2015, the Company entered into a subordinated convertible note agreement with Bison Capital Partners IV, L.P.  (“Bison”) in the principal amount of $11,750,000 (the “Note”).  As set forth in the Note, beginning with the quarter ending March 31, 2016, the Company must meet certain rolling twelve month Adjusted EBITDA targets, as defined in the Note, or otherwise be in violation of the Note’s covenants.  Any covenant violation would create an event of default which, in turn, could cause acceleration of the Note’s maturity.  The Adjusted EBITDA target for the twelve months ending March 31, 2016 is $6.3 million.  Achievement of the March 31, 2016 EBITDA target will depend on many factors including the amount, timing and profitability of future revenues and the integration efforts related to the recent EnerPath acquisition, among other things.  In the event the Company does not meet the covenant and the Note holders accelerate payment of the Notes and interest, the Company will likely be required to refinance the Note with other debt or equity or sell assets. There can be no assurance that the Company will be able to do so on favorable terms or at all.

The December 31, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

On March 24, 2015, the Company acquired EnerPath International Holding Company (“EnerPath”). The results of EnerPath’s operations have been consolidated with our results following the acquisition date. For a more complete discussion of the transaction, refer to Note 5.

For further information, refer to the audited financial statements and the related footnotes included in the Lime Energy Co. Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Share-Based Compensation

A committee of the Board of Directors grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan, as amended (the “2008 Plan”).  The 2008 Plan provides that up to 90,000 shares of our common stock could be delivered under the Plan to certain of our employees and to consultants and directors who are not employees.  In addition, the 2008 Plan provides for an additional number of shares of our common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2010, in an amount equal to 35,715 shares.

As of March 31, 2015, there were 1,167,620 shares of common stock reserved under the Plan for outstanding options and shares of restricted stock. We granted 73,685 shares of restricted stock and options to purchase 516,100 shares under the Plan during the first quarter of 2015.  Options to purchase 614,740 shares were outstanding under the 2008 Plan as of March 31, 2015.

All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan.  On March 14, 2014, our Board approved the Lime Energy Co. 2014 Employee Stock Purchase Plan (the “2014 ESPP”).  The 2014 ESPP provides for a series of two six-month offering periods commencing on July 1, 2014 and January 1, 2015.

On April 24, 2015, the Lime Energy Co. 2015 Employee Stock Purchase Plan (the “2015 ESPP”) was approved by written consent of the stockholders of the Company necessary for such approval.  The 2015 ESPP allows employees to purchase our common stock at a discount using payroll deductions and entitles employees in the United States to receive special tax treatment provided by the Internal Revenue Code of 1986, as amended.  The 2015 ESPP provides for the issuance of up to 100,000 shares of common stock and will become effective June 18, 2015.  As of April 20, 2015, approximately 153 persons were eligible to participate in the 2015 ESPP.

During the second quarter of 2010, the Company issued options to certain employees that vest upon achievement of certain financial objectives in combination with a minimum market price for its common stock during a five-year period (the “Cliff Options”).  The Company assesses the probability of achieving these objectives at the end of each month and recognizes expense accordingly.

In addition to the 2008 Plan and the ESPPs, the Board of Directors grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Director Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Board of Directors on the vesting date.  In the case of grants for committee service, shares received pursuant to this plan vest 50% upon grants and 50% upon the date that the term of service ends, typically the date of our annual meeting of stockholders.

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

The following table summarizes the Company’s total share-based compensation expense (in thousands):

Three months ended March 31,	2015	2014

Stock options	$51	$7

Restricted stock	158	112

Employee Stock Purchase Plan	16	7

	$225	$126

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of March 31, 2015	(in 000’)	(in Months)

Stock options	$542	11.1

Restricted stock	175	5.9

In addition, there was approximately $293 thousand of unrecognized expense related to the Cliff Options that vest based on the occurrence of certain events which may be recognized by April 16, 2015, if vesting requirements are met.  The date for the events to occur has passed and the Cliff Options were not vested.

Note 3 — Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014.  Early adoption is permitted.  The adoption of ASU 2014-08 did not have a significant impact on the Company’s results of operations, financial position, cash flows and disclosures.

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

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern”.   This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017.  The Company is evaluating the impact of this amendment on its consolidated financial statements, however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Earnings Per Share

The Company computes income or loss per share under ACS 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2015 and 2014, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options:

Three months ended March 31,	2015	2014

Weighted average shares issuable upon exercise of outstanding options	395,327	399,875

Weighted average shares issuable upon exercise of outstanding warrants	—	1,691,592

Total	395,327	2,091,467

Note 5 — Acquisition of EnerPath

On March 24, 2015, the Company acquired EnerPath International Holding Company, a Delaware corporation (“EnerPath”).  EnerPath is a California-based provider of software solutions and program administration for utility energy efficiency programs. The consideration paid in connection with the EnerPath acquisition was approximately $11 million in cash with $0.3 million held in escrow, subject to adjustment as set forth in the Agreement and Plan of Merger by and among EIHC Merger Sub, Inc., a wholly-owned subsidiary of the Company, EnerPath, and the EnerPath stockholders.

The approximate fair values of the assets acquired and liabilities assumed related to the acquisition are based on preliminary estimates and assumptions.  These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed.  Such changes could result in material variances between the Company’s future financial fair values recorded and expenses associated with these items, including variances in the estimated purchase price.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the closing of the acquisition (in thousands).

Current assets	$9,107
Property and equipment	153
Other assets	41
Intangible assets - finite life	5,595
Goodwill	1,987
Total assets acquired	16,883
Current Liabilities assumed	(4,637)
Deferred income tax liability, net	(1,246)
Net assets acquired	$11,000

The preliminary estimate of intangible assets acquired from EnerPath, the acquired intangible asset categories, fair value and average amortization periods are as follows (in thousands):

		Average Amortization	Estimated Annual Amortization
	Fair Value	Method/Period	Expense
Customer relationships	$1,505	Cash flows (7 years)	$215
Enerworks System Software	3,265	4 years	816
Tradename	825	3 years	275
	$5,595		$1,306

The EnerPath revenues and earnings included in Unaudited Consolidated Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 are as follows (in thousands):

Three months ended March 31,	2015

Revenue	$862

Net loss	$129

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on January 1, 2014 (in thousands):

Three months ended March 31,	2015	2014

Revenue	$29,574	$21,040

Net loss	$973	$2,360

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition related expenses and reflect additional interest expense on debt used to fund the acquisition.  These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Acquisition costs on the Unaudited Condensed Consolidated Statements of Operations are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Note 6 — Subordinated Convertible Term Notes

2015 Convertible Debt Financing to fund Acquisition:

The Company financed the purchase price of the acquisition of EnerPath (as described in Note 5) through the issuance of debt. The Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bison Capital Partners IV, L.P. (“Bison”) on March 24, 2015, pursuant to which the Company issued a subordinated convertible note due March 24, 2020 (the “Note”) in the principal amount of $11.75 million. The proceeds from the sale of the Note were used to finance the EnerPath Acquisition and to pay $0.9 million of fees and expenses incurred in connection therewith, including fees and expenses incurred in connection with the Note Purchase Agreement, which were capitalized and included as a discount to Long-Term debt.  As of the date the Note was issued, Bison owned 10,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Stock”), which was, as of the date thereof, convertible into approximately 30% of the Company’s common stock, and was the Company’s single largest stockholder. Two members of the Company’s Board of Directors (the “Board”), Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. Mr. Hildebrand and Mr. Macdonald recused themselves from the Board’s consideration of the Note Purchase Agreement and the financing contemplated thereby. The Note is guaranteed by each subsidiary of the Company, including EnerPath and each of its subsidiaries, and is secured by a lien on all of the assets of the Company and each of its subsidiaries. The Company may not elect to prepay the Note.

All or any portion of the principal amount of the Note, plus, subject to the terms of the Note, any accrued but unpaid interest, but not more than the principal amount of the Note, may, at the election of the Note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first, based upon the initial conversion price of the Note. The initial conversion price of the Note was $3.16; provided, however, that the Note may not convert into in excess of 19.99% of the outstanding common stock prior to the effective date the stockholders of the Company approve the removal of this cap (the “Stockholder Approval Matter”). The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s Consolidated Statements of Operations.  Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Note. That discount, absent the amendment described below, would have been amortized to interest expense over the term on the Note.  The Company determined the estimated fair value of the derivative liability to be $5.6 million and $6.4 million as of its issuance date and March 31, 2015, respectively.

The fair value of the derivative liability was determined using a binomial option pricing model with the following assumptions: a risk free rate of 1.36%; expected volatility of 76%; a maturity date of March 24, 2020; probability factors regarding the Company’s ability to meet the EBITDA covenants in the Note; and a 0% probability that a future financing transaction would reduce the conversion price.

The Note was amended on March 31, 2015 (the “Note Amendment”), primarily to change certain interest and financial covenant terms.  According to the Note Amendment the Company may pay 10.5% per annum interest on the outstanding principal amount semi-annually in cash or allow interest to accrue and be added to the principal amount at a rate of 12.5% per annum (the “Interest Rate”). Upon the occurrence of an event of default under the terms of the Note, the Interest Rate increases by 2.0% per annum until the Note is redeemed or the event of default is cured.

The Company is subject to certain financial, affirmative and negative covenants, including a minimum EBITDA covenant beginning as of March 31, 2016, as set forth in the Note.  Pursuant to the Note Amendment, if certain trailing EBITDA targets are not met as of June 30, 2015, September 30, 2015 or December 31, 2015, an additional $1.0 million of interest for each such quarter in which such EBITDA target is not met, becomes due at the earlier of maturity, redemption or acceleration. As of March 31, 2015, the Company was in compliance with all applicable covenants under the amended Note. The Note Amendment also limits the original principal amount of the Note that Bison may convert to common stock under the conversion provisions of the Note.

Pursuant to prevailing accounting guidance, the Note Amendment, for accounting purposes, was treated as an extinguishment of the original Note and the issuance of a new note, with the conversion derivative left intact and unchanged.  Upon extinguishment, the net carrying amount of the extinguished Note (including its principal amount and related discounts and deferred financing costs) of $5.8 million was written off and the fair value of the amended Note was established, resulting in a net charge to earnings in the statement of operations of $1.4 million. The fair value of the amended Note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company.  The March 31, 2015 carrying value of $7.3 million will incur interest charges at an effective interest rate required to result in the ultimate amount of cash flows needed to service the Note.  As of March 31, 2015, that effective interest rate is estimated at 25.4% but may change depending on actual cash requirements to service the Note pursuant to the various interest payment alternatives described above.

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

The Note Holders were entitled to convert the 2014 Notes at any time, at their election, into shares of the Company’s common stock at the Conversion Price (as such term is defined in the 2014 Notes).

On December 23, 2014, in connection with the issuance of Series C Preferred Stock discussed in Note 9, the 2014 Notes were converted into 213,500 shares of common stock.

Note 7 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with a group of investors including Mr. Richard Kiphart, the Company’s Chairman and largest individual stockholder, and Mr. Christopher Capps, a member of its Board of Directors (collectively with the other investors, the “Investors”).  Pursuant to the terms of the Series A Purchase Agreement, the Investors purchased 926,223 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) at a price per Series A Preferred Share of $10.00.  The purchase price was paid with (a) $2,500,000 in cash and (b) the exchange of $6,779,950 (principal amount and accrued interest) of the Company’s Subordinated Secured Convertible Pay-In-Kind Note (the “Notes”), representing all of the outstanding Notes at the time.

The Series A Preferred Shares were entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.

The Series A Preferred Shares were convertible at the election of the holder of such shares, into shares of the Company’s common stock, and the Company could redeem all or portion of the Series A Preferred Shares at its option subject to certain legal restrictions.

On December 23, 2014, in connection with the issuance of Series C Preferred Shares discussed in Note 9, all Series A Preferred Shares were converted to 3,084,261 shares of common stock and the Series A Warrants issued in connection with the entry into the Series A purchase agreement, were cancelled upon the issuance of the Series C Preferred Shares.

Note 8 —Sale of Series B Preferred Stock

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

The Series B Preferred Shares were convertible, at any time following the approval of such conversion by the Company’s stockholders, and the Company could redeem all or a portion of the Series B Preferred Shares at its option at any time, unless prohibited by Delaware law governing distributions to stockholders.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock discussed in Note 9, all Series B Preferred Shares were converted to 2,383,437 shares of Common Stock and the Series B Warrants issued in connection with the entry into the Series B purchase agreement, were cancelled upon the issuance of the Series C Preferred Shares.

Note 9 —Sale of Series C Preferred Stock

On December 23, 2014, the Company issued Series C Preferred Stock to Bison.  Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price per Series C Preferred Share of $1,000.00

The Series C Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months.  The base amount is adjusted each dividend payment date for the unpaid dividends accrued.  The Company accrued dividends of $0.3 million and $27 thousand during the three months ended March 31, 2015 and 2014, respectively.

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

The Company incurred costs of approximately $617 thousand to issue the Series C Preferred Stock.  These costs were recorded net of the proceeds of the Series C Preferred Stock.   The Series C Preferred Stock is classified outside of permanent equity as the rights of redemption and the ability to initiate a sale are not solely within the control of the Company.

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

Also effective December 22, 2014, the holders of the Company’s Subordinated Secured Convertible Pay-In-Kind Notes and warrants converted such notes for shares of common stock and cancelled such warrants, such that all of the Company’s obligations under such Subordinated Secured Convertible Pay-In-Kind Notes and warrants were terminated.

On March 24, 2015, the Company amended and restated the Bison Shareholder Agreement (as amended and restated, the “Amended and Restated Shareholder Agreement”) and the Bison Registration Rights Agreement (as amended and restated, the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison (including the shares of common stock into which the Note could convert) divided by the total number of shares of common stock outstanding on a fully-diluted basis. The operational consent rights and director appointment rights held by Bison under the Bison Shareholder Agreement remain in the Amended and Restated Shareholder Agreement; provided, however, that, in the event Bison is no longer entitled to designate at least one director under the terms of the Series C Stock, Bison will be entitled under the Amended and Restated Shareholder Agreement to designate that number of directors that is consistent with its ownership of common stock (including shares of common stock that are convertible from the Series C Stock and the Note, assuming the Note was immediately convertible) if it holds at least 5% of the common stock (computed in the same fashion).

Pursuant to the Amended and Restated Registration Rights Agreement, Bison is entitled to certain registration rights in connection with the common stock into which its shares of Series C Stock and the Note may convert, including the right to demand the registration of such shares at any time after December 23, 2015 and rights to include such shares in other registration statements filed by the Company. Additionally, Mr. Kiphart and the Hurvis Trust are entitled to include certain of their shares of common stock in a registration statement filed by the Company.  The Company has agreed to indemnify the other parties to the Amended and Restated Registration Rights Agreement in connection any claims related to their sale of securities under a registration statement, subject to certain exceptions.

Note 10 — Letter of Credit Agreement

On August 1, 2014, the Company entered into a Letter of Credit Agreement (the “LOC Agreement”), which replaced a December 7, 2012 Letter of Credit Agreement, with Mr. Kiphart.  Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,300,000. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under the Company’s contract with a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company has agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the Kiphart Letter of Credit. All such indemnification, fees and expenses will be payable by the Company within ten business days of the Company’s receipt of Mr. Kiphart’s written demand.

In addition, the Company has agreed to pay to Mr. Kiphart simple interest at six percent per annum on the aggregate amount of the Kiphart Letter of Credit.  The Company accrued interest of $20 thousand during the three months ended March 31, 2015.

Pursuant to the LOC Agreement, the Company issued warrants to purchase 50,000 shares of the Company’s common stock as consideration for Mr. Kiphart’s obligations under the LOC Agreement. The value of the warrants was determined to be $100 thousand and was capitalized as deferred financing costs.  In connection with the issuance of Series C Preferred Shares discussed in Note 9, the warrants were forfeited and deferred financing costs of $100 thousand were recorded to interest expense.

Note 11 —Preferred Stock Dividends

The components of dividend expense are as follows:

Three months ended March 31,	2015	2014
Series A dividend	$—	$295
Series B dividend	—	162
Series C dividend	308	—
Deemed dividend on Series A	—	178
Deemed dividend on Series B	—	832
Total dividend expense	$308	$1,467

During the first quarter of 2015, we accrued dividends of $308 thousand on our Series C Preferred Stock. During the first quarter of 2014, we accrued dividends of $295 thousand on our Series A Preferred Stock and $162 thousand on our Series B Preferred Stock.

In recording the sale of the Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values. In doing so, we determined that the preferred shares contained a beneficial conversion feature valued at $480 thousand. The value of the beneficial conversion feature, along with the value of the warrants, determined to be $352 thousand, were both considered to be non-cash deemed dividends and were recorded to dividend expense.

From the sale of the Series B Preferred Stock, an anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock resulting in a $178 thousand non-cash deemed dividend. The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.

Note 12 — Legal Matters

Jeffrey Satterfield, individually and on behalf of all others similarly situated, v. Lime Energy Co., John  O’Rourke and Jeffrey Mistarz, United States District Court for the Northern District of Illinois, Case No. 1:12-cv-05704.  This is a securities class action suit. An Order of Preliminary Approval of a settlement was filed on January 28, 2014.  The parties agreed to settlement terms and an Order of Final Approval and Final Judgment was entered by the court on June 4, 2014.  As part of the settlement, the Company agreed to pay $2.5 million into a settlement fund, the entire amount of which was paid by insurance.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that the Company officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present.  Two derivative actions were filed, one on October 5, 2012 and one on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint, purporting to name as Defendants several former officers and directors of the Company. The Company is named as a Nominal Defendant. On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs filed a response on July 8, 2013, and Defendants filed their reply on July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss with prejudice.  On April 22, 2014, Plaintiffs’ filed a Motion for Reconsideration and for Leave to File an Amended Complaint.  The Court denied Plaintiffs’ Motion for Reconsideration on June 25, 2014.  The parties are currently in mediation and settlement negotiations, and the court suspended the appeal during the mediation process.  In February 2015, the parties verbally accepted settlement terms proposed by the mediator.  On April 1, 2015, the parties entered a Stipulation and Agreement of Settlement.  A hearing on the proposed settlement is scheduled for July 7, 2015.  On May 5, 2015, the Court entered a preliminary order approving the Stipulation and Agreement of Settlement.  The Company expects that the settlement amount, not to exceed $335 thousand, will be fully covered by the Company’s insurance carrier.

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

Note 13 — Discontinued Operations

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

The revenue and loss related to discontinued operations were as follows (in thousands):

Three months ended March 31,	2015	2014

Revenue	$10	$140

Operating loss	(63)	(3)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Accounts receivable, net	$400	$404
Costs and estimated earnings in excess of billings on uncompleted contracts	209	209
Total current assets	609	613

Total Assets	$609	$613

Accounts payable	$811	$672
Accrued expense	110	108
Billings in excess of costs and estimated earnings on uncompleted contracts	3	8
Customer deposits	18	18
Total current liabilities	$942	$806

Total Liabilities	$942	$806

Note 14 — Business Segment Information

All of the Company’s operations, including EnerPath which was acquired on March 24, 2015, are included in one reportable segment, the Energy Efficiency segment.

Note 15 — Other Equity Issuances

During the first quarter of 2015, the Company granted 73,685 shares of restricted stock to seven of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  The shares granted under the 2010 Non-Employee Directors’ Stock Plan vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2015 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

Lime Energy provides utilities with the comprehensive customer relationship services that they need in order to satisfy their shareholders, regulators and customers.  Working on behalf of utilities and with their business customers, Lime delivers energy services aimed at customer satisfaction, grid reliability and cost-effective environmental compliance. Our innovative contracting methods and software platform enables the integrated delivery of energy efficiency, demand response, renewable energy, customer engagement and behavioral change.  We believe that the next century of energy infrastructure investment will focus on the customer side of the meter, and Lime Energy is helping utilities to build the new business model that this energy future demands.

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

We currently deliver energy efficiency programs for twelve of the twenty-five largest electric utilities in the country, including the largest investor-owned utility and the largest public utility.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  These programs include energy efficient lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling. Our small business energy solutions (SBES) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

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

Another item of note that impacted operating results for the first three months of 2015 was the acquisition of EnerPath International Holding Company (“EnerPath”) on March 24, 2015.  To finance the EnerPath acquisition, the Company issued a subordinated convertible note to Bison Capital Partners IV, L.P. (“Bison”) due March 24, 2020 in the principal amount of $11.75 million.

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

Acquisition Costs

Acquisition costs are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.), and identifiable intangible assets (such as contract backlogs, customer relationships, technology, trade name, software, etc.), with the balance recorded as goodwill.  We amortize the value of certain intangible assets over their estimated useful lives as a non-cash expense.

Other (expense) income, net

Other (expense) income consists of net interest expense, loss on extinguishment of debt, and loss from the change in a derivative liablity.

Net interest expense consists of interest expense net of interest income.  Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs).  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

A conversion feature included in the Company’s outstanding convertible note is required to be separated from the note and recorded as a liability.  The liability is carried at fair value with changes recorded to Loss from change in derivative liability in the Consolidated Statements of Operations.

On March 31, 2015, we amended our convertible note which pursuant to prevailing accounting guidance, was treated as an extinguishment of the original note and the issuance of a new note.  Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts and deferred financing costs) was written off and the fair value of the new note was established, resulting in a loss on extinguishment of debt recorded in the Consolidated Statements of Operations.

Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014

Consolidated Results (in thousands)

	Three Months Ended
	March 31,		Change
	2015	2014	$	%

Revenue	$18,299	$12,280	$6,019	49.0%
Cost of sales	12,800	8,551	4,249	49.7%
Gross profit	5,499	3,729	1,770	47.5%

Selling, general and administrative expenses	5,806	4,910	896	18.2%
Acquisition costs	694	—	694	0.0%
Amortization of intangibles	31	—	31	0.0%
Operating loss	(1,032)	(1,181)	149	-12.6%

Other (expense) income, net	(2,250)	16	(2,266)	-14162.5%

Loss from continuing operations before income taxes	(3,282)	(1,165)	(2,117)	-181.7%

Income tax benefit	1,246	—	1,246	0.0%

Loss from continuing operations	(2,036)	(1,165)	(871)	-74.8%

Loss from operation of discontinued business	(63)	(3)	(60)	2000.0%
Net loss	$(2,099)	$(1,168)	$(931)	79.7%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2015	2014

Revenue	100.0%	100.0%
Cost of sales	69.9%	69.6%
Gross profit	30.1%	30.4%

Selling, general and administrative expenses	31.7%	40.0%
Acquisition costs	3.8%	0.0%
Amortization of intangibles	0.2%	0.0%
Operating loss	-5.6%	-9.6%

Other (expense) income, net	-12.3%	0.1%

Loss from continuing operations before income taxes	-17.9%	-9.5%

Income tax benefit	6.8%	0.0%

Loss from continuing operations	-11.1%	-9.5%

Loss from operation of discontinued business	-0.3%	0.0%
Net loss	-11.5%	-9.5%

Revenue.  Our consolidated revenue increased $6.0 million, or 49.0%, to $18.3 million during the first quarter of 2015, from $12.3 million during the first quarter of 2014.  The increase in revenue was driven primarily by higher revenue from new utility programs which were in the process of starting up during 2014 and $862 thousand in revenue from EnerPath.  All the programs are now up and running and at close to steady state levels, therefore we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit.  The increase in revenue led to a $1.8 million, or 47.5%, increase in our gross profit during the first quarter of 2015 when compared to the first quarter of 2014.  Our gross profit margin decreased slightly from 30.4% during the first quarter of 2014 to 30.1% during the first quarter of 2015.  This decrease in our gross profit margin was the result of the levels of contributions of individual programs.  We believe our gross profit margin will improve as we have negotiated more favorable pricing from our suppliers, however, it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles.  The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $896 thousand, or 18.2%, to $5.8 million during the three-month period ended March 31, 2015, from $4.9 million for same period in 2014.  Costs related to the restatement we completed in July 2013, the stockholder lawsuits and the SEC investigation, totaled $127 thousand during the current quarter, which was $162 thousand lower than the $289 thousand incurred during the first quarter of 2014.  When adjusted for these charges, our SG&A expense increased $1.1 million, or 22.9%, to $5.7 million during the first quarter of 2015 from $4.6 million during the first quarter of 2014.  Utility program related SG&A expense increased approximately $705 thousand, primarily due to expansion of programs.  Corporate and Business Development SG&A expenses increased approximately $400 thousand, primarily due to increased corporate support functions.

Acquisition cost.  The company’s acquisition of EnerPath resulted in costs of $694 thousand during the first quarter of 2015.  Acquisition costs are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Amortization of Intangibles.  Amortization expense for the first quarter of 2015 was $31 thousand.  There was no amortization expense for intangible assets in the first quarter of 2014.

Other (expense) income, net.  Other (expense) income increased $2.3 million to $2.3 million of expense during the three-month period ended March 31, 2015, from income of $16 thousand for the same period in 2014.

Net interest expense increased $41 thousand, to $25 thousand of expense during the first quarter of 2015, compared to $16 thousand of income during the first quarter of 2014.  The components of interest expense for the three-month periods ended March 31, 2015 and 2014 are as follows (in thousands):

Three months ended March 31,	2015	2014

Letter of credit	$19	$—

Subordinated notes	33	—

Total contractural interest	52	—

Amortiztion of deferred issuance costs	8	—

Total interest expense	$60	$—

We completely repaid all of our outstanding debt during 2013, thus had no interest expense during the first quarter of 2014.  Interest expense for the first quarter of 2015 was related to outstanding subordinated notes and the Letter of Credit with Mr. Kiphart.

Also contributing to 2015 interest expense was amortization of deferred issuance costs.

Our interest income increased $19 thousand to $35 thousand during the first quarter of 2015, from $16 thousand earned during the first quarter of 2014.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

A conversion feature included in the Company’s outstanding convertible note is required to be separated from the note and recorded as a derivative liability.  The derivative liability is recorded at fair value which was $5.6 million and $6.4 million as of its issuance date and March 31, 2015, respectively.  The increase in the liability of $0.8 million was recorded as a loss from change in derivative liability.

On March 31, 2015, we amended our convertible note which pursuant to prevailing accounting guidance, was treated as an extinguishment of the original note and the issuance of a new note.  Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts and deferred financing costs) was written off and the fair value of the new note was established, resulting in a loss on extinguishment of debt of $1.4 million.

Income Tax Benefit

Income tax benefit was $1.2 million for the first quarter of 2015.  There was no income tax benefit or expense for the first quarter of 2014.  Income tax benefit in 2015 included the release of a portion of the valuation allowance recorded against the Company’s deferred income tax assets.  The valuation allowance was relieved when the Company acquired a net deferred income tax liability upon the purchase of EnerPath.

Preferred Stock Dividends

The components of dividend expense are as follows (in thousands):

Three months ended March 31,	2015	2014
Series A dividend	$—	$295
Series B dividend	—	162
Series C dividend	308	—
Deemed dividend on Series A	—	178
Deemed dividend on Series B	—	832
Total dividend expense	$308	$1,467

During the first quarter of 2015, we accrued dividends of $308 thousand on our Series C Convertible Preferred Stock (the “Series C Stock”).

On December 23, 2014, in connection with the issuance of Series C Preferred Shares, all Series A and Series B Preferred Shares were converted to shares of Common Stock.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $6.1 million (including restricted cash of $500 thousand), compared to $6.0 million (including $500 thousand of restricted cash) as of December 31, 2014.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. We have financed our operations since inception primarily through the sale of equity.

Also, on August 1, 2014, the Company entered into a Letter of Credit Agreement (the “LOC Agreement”) with Mr. Kiphart.  Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause the issuance of one or more Letters of Credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,300,000. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under the Company’s contract with a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company has agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the Kiphart Letter of Credit. All such indemnification, fees and expenses will be payable by the Company within ten business days of the Company’s receipt of Mr. Kiphart’s written demand.

In addition, the Company has agreed to pay to Mr. Kiphart simple interest at six percent per annum on the aggregate amount of the Kiphart Letter of Credit.  The Company accrued interest of $20 thousand during the three months ended March 31, 2015.

Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended March 31,	2015	2014

Net cash used in operating activities	$(19)	$(6,942)
Net cash used in investing activities	(11,236)	(92)
Net cash provided by financing activities	11,413	1,992

Net Increase (Decrease) in Cash and Cash Equivalents	$158	$(5,042)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$5,631	$1,898

Net unrestricted cash increased $158 thousand during the three-month period ended March 31, 2015 as compared to decreasing $5.0 million during the same period in 2014.

Operating Activities

Operating activities consumed cash of $19 thousand during the three-month period ended March 31, 2015 as compared to consuming cash of $6.9 million during the same period of 2014.

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

Three Months Ended March 31,	2015	2014

Net Loss	$(2,099)	$(1,168)

Provision for bad debt	97	189
Share-based compensation	225	126
Depreciation and amortization	208	188
Amortization of deferred financing costs	8	—
Change in derivative liability	805	—
Loss on extinguishment of debt	1,420	—
Deferred income tax benefit	(1,246)	—
Interest on Sub Notes added to principle	32	—
Preferred dividends	(308)	—

Cash consumed by operating activities before changes in assets and liabilities	$(858)	$(665)

Changes in assets and liabilities, net of business acquired:
Accounts receivable	$(390)	$(443)
Inventories	(186)	—
Costs and estimated earnings in excess of billings on uncompleted contacts	(1,333)	1,780
Prepaid expenses and other	(36)	(33)
Assets of discontinued operations	4	1,097
Accounts payable	1,156	(4,161)
Accrued expenses	1,027	(955)
Billings in excess of costs and estimated earnings on uncompleted contracts	273	(1,304)
Customer deposits and other current liabilities	188	(839)
Liabilities of discontinued operations	136	(1,419)

Cash provided (consumed) by changes in assets and liabilities	$839	$(6,277)

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended March 31,	2015	2014

Cash consumed by operating activities before changes in assets and liabilities	$(858)	$(665)

Cash provided (consumed) by changes in assets and liabilities	839	(6,277)

Net cash used in operating activities	$(19)	$(6,942)

The cash consumed by operating activities before changes in assets and liabilities increased $0.2 million, to $858 thousand, during the first quarter of 2015 as compared to consuming $665 thousand during the first quarter of 2014.  We believe that continued improvements in our gross profit will lead to improvements in this measure of cash flow in future periods.

Changes in assets and liabilities provided cash of approximately $839 thousand during the first quarter of 2015, compared to consuming $6.3 million during the first quarter of 2014.  This improvement was the result of not having to use cash during the first quarter of 2015 for working capital related assets and liabilities. During the first quarter of 2014, we used the funds raised late in December 2013 and January 2014 to bring many of our accounts payables back into agreed to terms with our vendors.  We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods as our sales grow as we anticipate they will.

Investing Activities

We consumed $11.2 million of cash in investing activities during the first quarter of 2015, compared to $92 thousand during the first quarter of 2014.  The cash consumed during the first quarter of 2015 included the $11.0 million used to acquire EnerPath and $236 thousand for capital expenditures, $199 thousand of which was used to continue to develop the software platform used by our utility programs. All of the cash consumed during the first quarter of 2014 was for capital expenditures, the largest portion of which was used to continue to develop the software platform used by our utility programs. We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the first quarter of 2015 financing activities generated $11.4 million of cash, as compared to $2.0 million during the first quarter of 2014.  During the three-month period ended March 31, 2015, we raised $11.75 million from the issuance of convertible notes to fund our acquisition of EnerPath.   This was partially offset by $337 thousand of cash paid for deferred financing costs.  During the three-month period ended March 31, 2014, we raised $2.0 million through the sale of shares of series B preferred stock.  This was partially offset by $8 thousand of costs related to the preferred stock issuance.

Contractual Obligations

On March 24, 2015, the Company issued a subordinated convertible note to Bison due March 24, 2020 in the principal amount of $11.75 million.  See Note 6 — Subordinated Convertible Term Notes for a description of the Note Purchase Agreement with Bison, and its subsequent amendment.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Sources of Liquidity

Our primary sources of liquidity are our available, unrestricted cash reserves, including what remains from the $10 million we raised in December 2014 from the sale of Series C Preferred Stock.

Also, on August 1, 2014, the Company entered into a LOC Agreement with Mr. Kiphart.  Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause the issuance of the Kiphart Letter of Credit for the benefit of a surety at the Company’s request, up to an aggregate amount of $1,300,000. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under the Company’s contract with a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company has agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company will also pay all of Mr. Kiphart’s fees and out-of-pocket expenses incurred in connection with the Kiphart Letter of Credit. All such indemnification, fees and expenses will be payable by the Company within ten business days of the Company’s receipt of Mr. Kiphart’s written demand.

In addition, the Company has agreed to pay to Mr. Kiphart simple interest at six percent per annum on the aggregate amount of the Kiphart Letter of Credit.  The Company accrued interest of $20 thousand during the three months ended March 31, 2015.

Also, on March 24, 2015, the Company issued a subordinated convertible note to Bison due March 24, 2020 in the principal amount of $11.75 million.  See Note 6 — Subordinated Convertible Term Notes for a description of the Note Purchase Agreement with Bison, and its subsequent amendment.

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

We believe that if our revenue grows and our gross profit margin improves, as we believe they will, and we are successful in reducing our overhead costs, that our cash flows will continue to improve during 2015.  If we do determine it necessary to raise additional capital because profitability does not improve as we expect it to, there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company or our existing shareholders.  In the event that we are required to raise additional capital in the future but are unable to do so, we may be required to scale back operations or cease operations altogether.

On March 24, 2015, the Company entered into a subordinated convertible note agreement with Bison Capital Partners IV, L.P.  (“Bison”) in the principal amount of $11,750,000 (the “Note”).  As set forth in the Note, beginning with the quarter ending March 31, 2016, the Company must meet certain rolling twelve month Adjusted EBITDA targets, as defined in the Note, or otherwise be in violation of the Note’s covenants.  Any covenant violation would create an event of default which, in turn, could cause acceleration of the Note’s maturity.  The Adjusted EBITDA target for the twelve months ending March 31, 2016 is $6.3 million.  Achievement of the March 31, 2016 EBITDA target will depend on many factors including the amount, timing and profitability of future revenues and the integration efforts related to the recent EnerPath acquisition, among other things.  In the event the Company does not meet the covenant and the Note holders accelerate payment of the Notes and interest, the Company will likely be required to refinance the Note with other debt or equity or sell assets. There can be no assurance that the Company will be able to do so on favorable terms or at all.

ITEM 3.                          Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2015, such disclosure controls and procedures are not effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

During the quarter ended March 31, 2015, the Company entered into a complex financial instrument represented by the convertible notes issued to Bison Capital Partners IV, L.P. Upon initial review, the Company did not classify the instrument as a derivative liability, but, after further review and assistance, appropriate adjustments were made to properly reflect the accounting for this instrument as a derivative security in the accompanying financial statements. After the quarter end, the Company, in response to this identified control weakness, determined that it would timely engage appropriate third party specialists to assist with its accounting for complex financial instruments.

Other than the above, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings

Jeffrey Satterfield, individually and on behalf of all others similarly situated, v. Lime Energy Co., John  O’Rourke and Jeffrey Mistarz, United States District Court for the Northern District of Illinois, Case No. 1:12-cv-05704.  This is a securities class action suit. An Order of Preliminary Approval of a settlement was filed on January 28, 2014.  The parties agreed to settlement terms and an Order of Final Approval and Final Judgment was entered by the court on June 4, 2014.  As part of the settlement, the Company agreed to pay $2.5 million into a settlement fund, the entire amount of which was paid by insurance.

Kuberski v. Lime Energy Co. et al., Case No. 12-cv-7993 (N.D. Ill.):  This is a putative shareholder derivative action alleging that the Company officers and directors breached their fiduciary duties to the Company from May 14, 2008 through the present.  Two derivative actions were filed, one on October 5, 2012 and one on March 5, 2013.  The two cases were consolidated and the Court appointed Lead Counsel for the Plaintiffs on April 9, 2013.  On May 9, 2013, the Plaintiffs filed a Verified Consolidated Shareholder Derivative Complaint, purporting to name as Defendants several former officers and directors of the Company. The Company is named as a Nominal Defendant. On June 10, 2013, Defendants filed a motion to dismiss for failure to make a demand on the Board of Directors of the Company or to adequately plead why demand should be excused, as required by Rule 23.1 of the Federal Rules of Civil Procedure and Delaware law.  Plaintiffs filed a response on July 8, 2013, and Defendants filed their reply on July 22, 2013.  On March 25, 2014, the Court granted Defendants’ motion to dismiss with prejudice.  On April 22, 2014, Plaintiffs’ filed a Motion for Reconsideration and for Leave to File an Amended Complaint.  The Court denied Plaintiffs’ Motion for Reconsideration on June 25, 2014.  The parties are currently in mediation and settlement negotiations, and the court suspended the appeal during the mediation process.  In February 2015, the parties verbally accepted settlement terms proposed by the mediator.  On April 1, 2015, the parties entered a Stipulation and Agreement of Settlement.  A hearing on the proposed settlement is scheduled for July 7, 2015.  On May 5, 2015, the Court entered a preliminary order approving the Stipulation and Agreement of Settlement.  The Company expects that the settlement amount, not to exceed $335 thousand, will be fully covered by the Company’s insurance carrier.

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

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bison pursuant to which the Company issued a subordinated convertible note due March 24, 2020 (the “Note”) in the principal amount of $11,750,000. The proceeds from the sale of the Note were used to finance the EnerPath Acquisition and to pay fees and expenses incurred in connection therewith (including certain fees and expenses incurred by Bison in connection with the Note Purchase Agreement).  As of the date the Note was issued, Bison owned 10,000 shares of the Company’s Series C Stock, which was, as of the date thereof, convertible into approximately 30% of the Company’s common stock, and was the Company’s single largest stockholder. Two members of the Company’s Board of Directors (the “Board”), Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. Mr. Hildebrand and Mr. Macdonald recused themselves from the Board’s consideration of the Note Purchase Agreement and the financing contemplated thereby.

The Note was subsequently amended on March 31, 2015 (the “Note Amendment”).  According to the terms of the Note, the Company may pay 10.5% per annum interest on the outstanding principal amount semi-annually in cash or allow interest to accrue and be added to the principal amount at a rate of 12.5% per annum (the “Interest Rate”). Upon the occurrence of an event of default under the terms of the Note, the Interest Rate increases by 2.0% per annum until the Note is redeemed or the event of default is cured. All or any portion of the principal amount of the Note, plus any accrued but unpaid interest, may, at the election of the Note holder, be converted into common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The initial conversion price of the Note was $3.16; provided, however, that the Note may not convert into in excess of 19.99% of the outstanding common stock prior to the effective date the stockholders of the Company approve the removal of this cap (the “Stockholder Approval Matter”). The conversion price is subject to anti-dilution adjustments, adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Note.  The Note is guaranteed by each subsidiary of the Company, including EnerPath and each of its subsidiaries, and is secured by a lien on all of the assets of the Company and each of its subsidiaries. The Company may not elect to prepay the Note.  The Company is subject to certain financial, affirmative and negative covenants, including a minimum EBITDA covenant beginning in 2016, as set forth in the Note.  If certain trailing EBITDA targets are not met as of June 30, 2015, September 30, 2015 or December 31, 2015, an additional $1 million of interest for each such quarter in which such EBITDA target is not met, becomes due at the earlier of maturity, redemption or acceleration.  The Note Amendment also limits to the original principal amount of the Note the amount of the Note obligation that Bison may convert to common stock under the conversion provisions of the Note.  As of March 31, 2015, $11,750,000 in principal amount was outstanding under the Note.

ITEM 6.                          Exhibits

Exhibit Index

Exhibit
Number	Description

2.1

Agreement and Plan of Merger dated March 24, 2015, by and among EIHC MergerSub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, EnerPath International Holding Company, a Delaware corporation, Janina Guthrie, as the Stockholder Representative, and all of the stockholders of EnerPath, incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015.

3.1	First Restated Certificate of Incorporation of Lime Energy Co., incorporated by reference from Exhibit 3.1 to the Company’s Periodic Report on Form 10-Q filed on November 14, 2013.

3.2	Amended and Restated Bylaws of Lime Energy Co., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 30, 2014.

4.1

Note Purchase Agreement dated March 24, 2015, between the Company and Bison Capital Partners IV, L.P., incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 30, 2015.

4.2

Subordinated Secured Convertible Promissory Note dated March 24, 2015, by and between the Company and Bison Capital Partners IV, L.P., incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2015.

4.3

Amended and Restated Shareholder and Investor Rights Agreement dated March 24, 2015, by and among the Company, Bison Capital Partners IV, L.P., Richard Kiphart and The John Thomas Hurvis Revocable Trust dated March 8, 2002 and each of their Affiliates and assigns, incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 30, 2015.

4.4

Amended and Restated Registration Rights Agreement dated March 24, 2015, by and among the Company, Bison Capital Partners IV, L.P., and various investors, incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 30, 2015.

4.5

Amendment to Subordinated Secured Convertible Promissory Note by and between the Company and Bison Capital Partners IV, L.P., dated March 31, 2015, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 3, 2015.

31.1	Certificate of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Lime Energy Co.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month period ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (iii) the Consolidated Statement of Cash Flows for the three-months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

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

LIME ENERGY CO.:

Dated: May 18, 2015.	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer

Dated: May 18, 2015.	By:	/s/ Mary Colleen Brennan
Mary Colleen Brennan
Chief Financial Officer