Form 10-Q
period 2015-06-30
LIME ENERGY CO.
filed 2015-08-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-16265

LIME ENERGY CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)

3 Convery Blvd., Suite 600, Woodbridge, New Jersey 07095
(Address of principal executive offices, including zip code)

(732) 791-5380
(Registrant’s telephone number, including area code)

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

9,564,148 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 13, 2015.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “project,” “plan,” “goal,” “target,” “should,” and similar expressions, including when used in the negative.

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements including, but not limited to, those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under “Part I, Item 1A — Risk Factors.” The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

•                  our business model has changed significantly since our inception in response to a constantly changing and evolving market, which may make it difficult to evaluate our business and prospects, and may expose us to increased risks and uncertainties;

•                  we have incurred significant operating losses since our inception and may not achieve or sustain profitability in the future;

•                  we may not be able to raise additional capital to fund future operating losses;

•                  the SEC is investigating us and the results of that investigation could have a material adverse effect on our business, results of operations and financial condition;

•                  our customers and investors may lose confidence in us because of our restatement;

•                  it is difficult for us to estimate our future quarterly results;

•                  we operate in a highly competitive industry and if we are unable to compete successfully, our revenue and profitability will be adversely affected;

•                  we recently acquired EnerPath International Holding Company, and we may not realize the expected benefits of the acquisition should we encounter integration difficulties or other challenges;

•                  we depend upon a limited number of utility contracts to generate substantially all of our revenues; and

•                  failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and as detailed from time to time in the Company’s SEC filings. Any forward-looking statements speak only as of the date the statement is made and, except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.                           FINANCIAL STATEMENTS (UNAUDITED)

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2015	December 31,
	(unaudited)	2014

Assets

Current Assets
Cash and cash equivalents	$5,902	$5,473
Restricted cash	1,800	500
Accounts receivable, less allowance for doubtful accounts of $1,676 and $1,794, respectively	20,691	11,820
Inventories	2,037	176
Costs and estimated earnings in excess of billings on uncompleted contracts	7,798	7,407
Prepaid expenses and other	717	619
Current assets of discontinued operations	573	613

Total Current Assets	39,518	26,608

Net Property and Equipment	1,755	1,470
Long-Term Receivables	1,254	710
Intangible Assets, net	5,286	—
Deferred Financing Costs, net	—	22
Goodwill	8,173	6,009

Total Assets	$55,986	$34,819

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,
	2015	December 31,
	(unaudited)	2014

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$19,705	$13,341
Accrued expenses	2,587	1,245
Billings in excess of costs and estimated earnings on uncompleted contracts	1,133	705
Customer deposits	679	512
Other current liabilities	11	11
Current portion of long-term liabilities	10	—
Current liabilities of discontinued operations	1,085	806

Total Current Liabilities	25,210	16,620

Long-Term Debt - Related Party	7,710	—
Derivative Liability - Related Party	7,729	—
Total Liabilities	40,649	16,620

Commitments and Contingencies

Contingently redeemable Series C Preferred stock, $0.01 par value: 10,000 shares authorized, issued and outstanding (includes accrued dividends)	10,031	9,633

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 9,564,148 and 9,460,090 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	209,361	208,916
Accumulated deficit	(204,056)	(200,351)

Total Stockholders’ Equity	5,306	8,566

	$55,986	$34,819

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statements of Operations

(in thousands, unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Revenue	$31,950	$13,590	$50,249	$25,871

Cost of sales	21,078	9,176	33,878	17,727

Gross Profit	10,872	4,414	16,371	8,144

Selling, general and administrative	9,414	4,666	15,220	9,576
Acquisition costs	244	—	937	—
Amortization of intangibles	278	—	309	—

Operating income (loss)	936	(252)	(95)	(1,432)

Other (Expense) Income
Interest income	37	23	71	39
Interest expense - Related Party $430 and $483 thousand for the three and six months ended June 30, 2015, respectively.	(445)	—	(504)	—
Extinguishment of debt - Related Party	—	—	(1,420)	—
Loss from change in derivative liability - Related Party	(1,280)	—	(2,085)	—

Total other (expense) income	(1,688)	23	(3,938)	39

Loss from continuing operations before income taxes	(752)	(229)	(4,033)	(1,393)

Income tax (expense) benefit	(75)	—	1,169	—

Loss from continuing operations	(827)	(229)	(2,864)	(1,393)

Discontinued Operations:
(Loss) Income from operation of discontinued business	(158)	55	(221)	52

Net loss	(985)	(174)	(3,085)	(1,341)

Preferred stock dividends	(312)	(486)	(620)	(1,953)

Net loss available to common stockholders	$(1,297)	$(660)	$(3,705)	$(3,294)

Basic and diluted (loss) earnings per common share from
Continuing operations	$(0.12)	$(0.19)	$(0.37)	$(0.89)
Discontinued operations	(0.02)	0.01	(0.02)	0.01

Basic and diluted loss per common share	$(0.14)	$(0.18)	$(0.39)	$(0.88)

Weighted-average common shares outstanding	9,548	3,730	9,526	3,728

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	9,460	$1	$208,916	$(200,351)	$8,566

Dividends on Series C Preferred Stock	—	—	—	(620)	(620)
Shares issued for benefit plans	12	—	—	—	—
Share based compensation	92	—	445	—	445
Net loss	—	—	—	(3,085)	(3,085)
Balance, June 30, 2015	9,564	$1	$209,361	$(204,056)	$5,306

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Six Months Ended June 30,	2015	2014

Cash Flows From Operating Activities
Net Loss	$(3,085)	$(1,341)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debt	324	368
Share-based compensation	445	191
Depreciation and amortization	707	369
Amortization of deferred financing costs	21	—
Change in derivative liability - Related Party	2,085	—
Loss on extinguishment of debt - Related Party	1,420	—
Deferred income tax benefit	(1,246)	—
Interest on Sub Notes added to principal - Related Party	400	—
Amortization of original issue discount - Related Party	49	—
Establishment of restricted funds to release Letter of Credit	(1,300)	—
Changes in assets and liabilities:
Accounts receivable	(3,266)	(360)
Inventories	444	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(391)	342
Prepaid expenses and other	97	(232)
Assets of discontinued operations	40	1,297
Accounts payable	2,383	(2,372)
Accrued expenses	584	(1,649)
Billings in excess of costs and estimated earnings on uncompleted contracts	370	(1,292)
Customer deposits and other current liabilities	101	(1,664)
Liabilities of discontinued operations	279	(1,810)

Net cash provided by (used in) operating activities	461	(8,153)

Cash Flows From Investing Activities
Acquistion of EnerPath	(11,000)	—
Purchases of property and equipment	(441)	(274)

Net cash used in investing activities	(11,441)	(274)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes - Related Party	11,750	—
Proceeds from the issuance of preferred stock	—	2,000
Costs related to preferred stock issuances	—	(9)
Payments on vehicle financing	(4)	—
Deferred financing costs	(337)	—

Net cash provided by financing activities	11,409	1,991

Net Increase (Decrease) in Cash and Cash Equivalents	429	(6,436)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$5,902	$504

	Six Months
	Ended June 30,
	2015	2014

Supplemental Disclosure of Cash Flow Information:

Preferred dividends satisfied through issuance of preferred stock:	$—	$943

Cash paid during the period for interest: Continuing operations	$34	$—

See accompanying notes to condensed consolidated financial statements

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

The results of operations for the three- and six-month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

As more fully described in Note 6—“Subordinated Convertible Term Notes” below, on March 24, 2015 (the “Note Issuance Date”), the Company issued to Bison Capital Partners IV, L.P. (“Bison”) a subordinated convertible note due March 24, 2020 in the principal amount of approximately $11.7 million (the “Note”). As set forth in the Note, beginning with the quarter ending March 31, 2016, the Company must meet certain rolling twelve-month Adjusted EBITDA targets, as defined in the Note, or otherwise be in breach of its covenants under the Note.  Any breach of covenant would create an event of default, which could cause acceleration of the Note’s maturity. The Adjusted EBITDA target for the twelve months ending March 31, 2016 is $6.3 million. Achievement of this target will depend on many factors including the amount, timing, and profitability of future revenues and the integration efforts related to the recent acquisition of EnerPath International Holding Company (“EnerPath”), among other things. In the event the Company does not meet the covenant and the Note holders accelerate payment of the Note and interest, the Company will likely be required to refinance the Note with other debt or equity or sell assets. There can be no assurance that the Company will be able to do so on favorable terms or at all.

The December 31, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the audited financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Starting on March 24, 2015, the date of the acquisition of EnerPath, the results of EnerPath’s operations have been consolidated with our results. For a more complete discussion of the EnerPath acquisition, refer to Note 5—“Acquisition of EnerPath” below.

Note 2 - Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company (the “Board”) grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan (as amended, the “2008 Plan”). The 2008 Plan provides that up to 407,143 shares of our common stock could be delivered under the Plan to certain of our employees, consultants, and non-employee directors. In addition, the 2008 Plan provides for an additional number of shares of our common stock to be reserved for issuance under the plan on January 1st of each succeeding year, beginning January 1, 2010, in an amount equal to 35,715 shares.

As of June 30, 2015, there were 745,117 shares of common stock available for issuance under the 2008 Plan. We granted 92,413 shares of restricted stock and options to purchase 546,100 shares under the 2008 Plan during the first half of 2015.  Options to purchase 644,740 shares were outstanding under the 2008 Plan as of June 30, 2015.

All of the options have been granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all stock option grants outstanding under the 2008 Plan vest ratably over three years and expire 10 years from the date of grant. In addition to the 2008 Plan, the Company gave employees the right to purchase shares at a discount to the market price under its employee stock purchase plan.  On March 14, 2014, our Board approved the Lime Energy Co. 2014 Employee Stock Purchase Plan (the “2014 ESPP”) which provides for successive two six-month offering periods commencing on July 1, 2014 and January 1, 2015, respectively.

On April 24, 2015, our Board approved the Lime Energy Co. 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which was subsequently approved by the stockholders of the Company holding a majority of the voting power outstanding as of April 24, 2015, acting by written consent.  The 2015 ESPP allows employees to purchase the Company’s common stock at a discount using payroll deductions and entitles employees in the United States to receive special tax treatment provided by the Internal Revenue Code of 1986, as amended.  The 2015 ESPP, which became effective on June 18, 2015 provides for the issuance of up to 100,000 shares of common stock in successive two six-month offering periods commencing on July 1, 2015 and January 1, 2016, respectively.  As of June 30, 2015, approximately 267 persons were eligible to participate in the 2015 ESPP.

In addition to the 2008 Plan, the 2014 ESPP, and the 2015 ESPP, the Board grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Directors Stock Plan (the “Directors’ Plan”). Restricted stock granted to date under the Directors’ Plan for Board service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the Board, or the director’s death, disability, or retirement. Restricted stock granted under the Directors’ Plan for committee service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the committee, or the director’s death, disability, or retirement.

The Company accounts for employee share-based awards in accordance with Accounting Standards Codification (“ASC”) 718, which requires companies to measure the cost of employee service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period (generally equal to the vesting period of the grant).

The following table summarizes the Company’s total share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Stock options	$110	$6	$161	$13

Restricted stock	95	54	253	166

Employee Stock Purchase Plan	15	5	31	12

	$220	$65	$445	$191

The compensation expense to be recognized in future periods with respect to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of June 30, 2015	Expense	(in months)

Stock options	$472	10.2

Restricted stock	$145	5.3

Note 3 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to for those goods or services using a defined five-step process. More judgment and estimates may be required to achieve this principle than under existing U.S. GAAP.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

In August 2014, the FASB amended the FASB ASC and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern.”   This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017.  The Company is evaluating the impact of this amendment on its consolidated financial statements; however, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Earnings Per Share

The Company computes income or loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three and six months ended June 30, 2015 and 2014, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted average shares issuable upon exercise of outstanding options	636,073	363,423	515,700	354,411

Weighted average shares issuable upon exercise of outstanding warrants	—	1,798,384	—	1,745,283

Total	636,073	2,161,807	515,700	2,099,694

Note 5 — Acquisition of EnerPath

On March 24, 2015, the Company acquired EnerPath, a California-based provider of software solutions and program administration for utility energy efficiency programs. The consideration paid in connection with the EnerPath acquisition was approximately $11 million in cash with $1.0 million held in escrow, subject to adjustment as set forth in the Agreement and Plan of Merger by and among the Company, EIHC Merger Sub, Inc., a wholly-owned subsidiary of the Company, EnerPath, and the EnerPath stockholders.  The purchase price adjustment indemnification escrow of $250 thousand was released on June 25, 2015, together with the $75 thousand escrow that had been set aside to cover expenses of the stockholders’ representative. An amount equal to approximately $629 thousand remains in escrow to cover any post-closing indemnification.

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

The following table summarizes the preliminary adjusted fair values of the assets acquired and liabilities assumed at the date of the closing of the acquisition (in thousands).

Current assets	$8,932
Property and equipment	153
Other assets	41
Intangible assets - finite life	5,595
Goodwill	2,164
Total assets acquired	16,885
Current Liabilities assumed	(4,639)
Deferred income tax liability	(1,246)
Net assets acquired	$11,000

The preliminary estimate of intangible assets acquired from EnerPath, the acquired intangible asset categories, fair value and average amortization periods are as follows (in thousands):

			Estimated
		Average	Annual
		Amortization	Amortization
	Fair Value	Method/Period	Expense
Customer relationships	$1,505	Cash flow/7 years	$215
Enerworks System Software	3,265	4 years	816
Trade name	825	3 years	275
	$5,595		$1,306

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on January 1, 2014 (in thousands):

Six-months ended June 30,	2015	2014

Revenue	$60,661	$45,254

Loss from continuing operations	$(2,384)	$(3,228)

(Loss) Income from operation of discontinued business	(221)	52

Net loss	$(2,605)	$(3,176)

Preferred stock dividends	(620)	(1,953)

Net loss available to common stockholders	$(3,225)	$(5,129)

Basic and Diluted (loss) earnings Per Common Share From
Continuing operations	$(0.32)	$(1.39)
Discontinued operations	(0.02)	0.01
Basic and Diluted Loss Per Common Share	$(0.34)	$(1.38)

Weighted Average Common Shares Outstanding	9,526	3,728

The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, eliminate acquisition-related expenses, and reflect additional interest expense on debt used to fund the acquisition.  These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

Acquisition costs on the Unaudited Condensed Consolidated Statements of Operations are comprised of acquisition expenses, including legal, accounting, and banking expenses.

Note 6 — Subordinated Convertible Term Notes

2015 Convertible Debt Financing to Fund the EnerPath Acquisition — Related Party

To finance the purchase price for the acquisition of EnerPath (described in Note 5—“Acquisition of EnerPath” above), the Company entered into a Note Purchase Agreement, dated March 24, 2015 (the “Note Purchase Agreement”) with Bison, pursuant to which the Company issued the Note. The proceeds from the sale of the Note were used to finance the EnerPath acquisition and to pay $0.9 million of fees and expenses incurred in connection therewith, including fees and expenses incurred in connection with the Note Purchase Agreement, which were capitalized and included as a discount to long-term debt. As of the date the Note was issued, Bison owned 10,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”), which was, as of that date, convertible into approximately 30% of the Company’s common stock, making Bison the Company’s single largest stockholder. Two members of the Company’s Board, Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. Mr. Hildebrand and Mr. Macdonald recused themselves from the Board’s consideration of the Note issuance. The Note is guaranteed by each subsidiary of the Company, including EnerPath and each of EnerPath’s subsidiaries, and is secured by a lien on all of the assets of the Company and each of its subsidiaries. The Company may not elect to prepay the Note.

Based upon the initial conversion price of the Note ($3.16), all or any portion of the principal amount of the Note, plus, subject to the terms of the Note, any accrued but unpaid interest, but not more than the principal amount of the Note, may, at the election of the Note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. However, the Note may not convert into more than 19.99% of the outstanding common stock until the stockholders’ approval of the removal of this cap becomes effective. This removal of the cap will become effective 20 calendar days after the mailing to the Company’s stockholders of an information statement relating to the Note issuance and the EnerPath acquisition. The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s Consolidated Statements of Operations. Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Note. That discount, absent the Note amendment described below, would have been amortized to interest expense over the term of the Note. The Company determined the estimated fair value of the derivative liability to be $5.6 million and $7.7 million as of the Note issuance date and June 30, 2015, respectively.

The fair value of the derivative liability was determined using a binomial option pricing model with the following assumptions: a risk-free rate of 1.62%; expected volatility of 77%; a maturity date of March 24,

2020; probability factors regarding the Company’s ability to meet the EBITDA covenants in the Note; and a 0% probability that a future financing transaction would reduce the conversion price.

The Note was amended on March 31, 2015 (the “Note Amendment”), primarily to change certain interest and financial covenant terms. Under the Note Amendment, the Company may, at its option, pay in cash semi-annually interest on the outstanding principal amount at a rate of 10.5% per annum; or allow interest to accrue and be added to the principal amount at a rate of 12.5%. Upon the occurrence of an event of default under the terms of the Note, the interest rate increases by 2.0% per annum until the Note is redeemed or the event of default is cured.

The Company is subject to certain financial, affirmative and negative covenants, including a minimum EBITDA covenant beginning as of March 31, 2016, as set forth in the Note. Pursuant to the Note Amendment, if certain trailing EBITDA targets are not met as of June 30, 2015, September 30, 2015 or December 31, 2015, an additional $1.0 million of interest for each such quarter in which such EBITDA target is not met, becomes due at the earlier of maturity, redemption or acceleration. As of June 30, 2015, the Company was in compliance with all applicable covenants under the amended Note. The Note, as amended, also limits the original principal amount of the Note that Bison may convert to common stock under the conversion provisions of the Note.

Pursuant to prevailing accounting guidance, the Note Amendment, for accounting purposes, was treated as an extinguishment of the original Note and the issuance of a new note, with the conversion derivative left intact and unchanged. Upon extinguishment, the net carrying amount of the extinguished Note (including its principal amount and related discounts and deferred financing costs) of $5.8 million was written off and the fair value of the amended Note was established, resulting in a net charge to earnings in the statement of operations of $1.4 million. The fair value of the amended Note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company. The March 31, 2015 carrying value of $7.3 million will incur interest charges at an effective interest rate required to result in the ultimate amount of cash flows needed to service the Note. As of March 31, 2015, that effective interest rate was estimated at 25.4% but may change depending on actual cash requirements to service the Note pursuant to the various interest payment alternatives described above.

2014 Notes

On August 4, 2014, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a group of investors including Mr. Richard Kiphart (collectively with the other investors, the “Note Holders”). Pursuant to the terms of the Subscription Agreement, the Note Holders lent the Company $1.0 million under Subordinated Secured Convertible Pay-In-Kind Notes (the “2014 Notes”). The 2014 Notes had a term of ten years and accrued interest at the rate of 12.5% per year, payable semi-annually in cash or additional 2014 Notes, at the Company’s election.

The Note Holders were entitled to convert the 2014 Notes at any time, at their election, into shares of the Company’s common stock at a conversion price calculated as provided in the 2014 Notes.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock discussed in Note 9—“Sale of Series C Preferred Stock” below, the 2014 Notes were converted into 213,500 shares of common stock.

Note 7 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with a group of investors including two of our directors, Mr. Christopher Capps and Mr. Richard Kiphart (collectively with the other investors, the “Investors”), pursuant to which the Investors purchased 926,223 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) at a price of $10.00 per share of Series A Preferred Stock. The purchase price was paid with (a) $2.5 million in cash and (b) the exchange of approximately $6.8 million (principal amount and accrued interest) of the Company’s Subordinated Secured Convertible Pay-In-Kind Notes (the “Notes”), representing all of the outstanding Notes at the time.

The shares of Series A Preferred Stock were entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.

The shares of Series A Preferred Stock were convertible at the election of the holder of such shares, into shares of the Company’s common stock, and the Company could redeem all or a portion of the Series A Preferred Stock at its option subject to certain legal restrictions.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock (discussed in Note 9—“Sale of Series C Preferred Stock”), all outstanding shares of Series A Preferred Stock were converted to 3,084,261 shares of common stock, and the Series A Warrants that had been issued in connection with the entry into the Series A Purchase Agreement were cancelled.

Note 8 —Sale of Series B Preferred Stock

On December 30, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series B Purchase Agreement”) with Mr. Kiphart and a group of other investors (collectively, the “Series B Investors”), pursuant to which the Series B Investors purchased 400,000 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) at a price of $10.00 per share of Series B Preferred Stock.

On January 29, 2014, the Company entered into a Series B Purchase Agreement with Greener Capital Partners Fund II, L.P. (“Greener Capital”), pursuant to which Greener Capital purchased an aggregate of 200,000 shares of the Company’s Series B Preferred Stock at a price of $10.00 per share of Series B Preferred Stock. This transaction closed on February 4, 2014.

The shares of the Series B Preferred Stock were entitled to an accruing dividend of 12.5% per annum of their original issue price (subject to adjustment for stock splits, combinations and similar recapitalizations), payable semi-annually in arrears.

The shares of Series B Preferred Stock were convertible, at any time following the approval of such conversion by the Company’s stockholders, and the Company could at any time elect to redeem all or a portion of the Series B Preferred Stock unless prohibited by provisions of the Delaware General Corporation Law governing distributions to stockholders.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock (discussed in Note 9—“Sale of Series C Preferred Stock”), all shares of Series B Preferred Stock were converted to 2,383,437 shares of the Company’s common stock, and the Series B Warrants that had been issued in connection with the entry into the Series B Purchase Agreement were cancelled.

Note 9 —Sale of Series C Preferred Stock

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison, pursuant to which Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price of $1,000 per share of Series C Preferred Stock.

The shares of Series C Preferred Stock are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months. The base amount is adjusted on each dividend payment date for the unpaid dividends accrued. The Company accrued dividends of $312 thousand and $620 thousand during the three and six months ended June 30, 2015, respectively.

The shares of Series C Preferred Stock may be converted, at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price which was initially equal to $2.40 per share (the “Series C Conversion Price”); however, the Series C Preferred Stock may not convert into more than 19.99% of the outstanding common stock prior to the effective date of the stockholders’ approval of the removal of this cap. The Series C Conversion Price shall be proportionately adjusted for stock splits, combinations and similar recapitalizations, and shall be adjusted for future issuances of common stock. Upon conversion, all accrued, undeclared and unpaid dividends on the shares of Series C Preferred Stock so converted shall be cancelled.

At any time after the fourth anniversary of the closing date, the Company shall have the right to redeem all, but not less than all, of the shares of Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, with such redemption to occur 30 days after the Company’s giving notice thereof to the holder(s) of the shares of Series C Preferred Stock. During such 30-day period, the holders of the Series C Preferred Stock may convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment. At any time after the fourth anniversary of the closing date, a holder of Series C Preferred Stock shall have the right to require the Company to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends. In the event the Company fails to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase by an additional 1% per annum each quarter until paid.

In connection with the issuance of the Series C Preferred Stock, the Company, Bison, Mr. Kiphart and The John Thomas Hurvis Revocable Trust entered into a Shareholder and Investor Rights Agreement dated as of December 23, 2014 (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison divided by the total number of shares of common stock then outstanding, on a fully-diluted basis.

The Shareholder Agreement also provides Bison with operational consent rights and director appointment rights that apply so long as Bison holds at least five percent of the total voting power of the Company. The stockholders of the Company party to the Shareholder Agreement have agreed to vote in favor of Bison’s director appointees. The Shareholder Agreement entitles Bison to appoint one director to the Company’s Compensation Committee and any new board committee that is established, other than the Audit Committee or the Governance and Nominating Committee. It also entitles Bison to receive certain financial information. Bison may not, subject to certain exceptions in the Shareholder Agreement, acquire additional shares of common stock or seek to influence the management of the Company without the Company’s consent. Such restrictions will no longer apply upon certain changes of control of the Company.

If, on the fifth anniversary of the closing date or any succeeding anniversary of such date, ten percent of the average daily trading volume of common stock is less than the number of shares of common stock beneficially owned by Bison divided by 240, then Bison may require the Company to initiate a sale process. Subject to the terms of the Shareholder Agreement, the stockholders of the Company party to the Shareholder Agreement have agreed to vote in favor of and otherwise support such a sale. If such a sale is not consummated within nine months, Bison shall have the right to require the Company to purchase, subject to the terms of the Shareholder Agreement, all or any portion of its Series C Preferred Stock or common stock into which such Series C Preferred Stock has converted, for a per share price generally equal to the average closing price of the Company’s common stock for the 60 trading days immediately preceding giving notice of exercise of such right.

The Company incurred costs of approximately $617 thousand to issue the Series C Preferred Stock. These costs were recorded net of the proceeds of the Series C Preferred Stock. The Series C Preferred Stock is classified outside of permanent equity as the rights of redemption and the ability to initiate a sale are not solely within the control of the Company.

The Company intends to use the cash proceeds from the sale of the Series C Preferred Stock for general corporate purposes.

On March 24, 2015, the Company amended and restated the Shareholder Agreement (as amended and restated, the “Amended and Restated Shareholder Agreement”) and that certain Registration Rights Agreement dated December 23, 2014 by and among the Company, Bison and certain other stockholders of the Company (as amended and restated, the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison (including the shares of common stock into which the Note could convert) divided by the total number of shares of common stock outstanding on a fully-diluted basis. The operational consent rights and director appointment rights held by Bison under the Shareholder Agreement remain in the Amended and Restated Shareholder Agreement; provided, however, that, in the event Bison is no longer entitled to designate at least one director under the terms of the Series C Preferred Stock, Bison will be entitled under the Amended and Restated Shareholder Agreement to designate that number of directors that is consistent with its ownership of common stock (including shares of common stock that are convertible from the Series C Preferred Stock and the Note, assuming the Note was immediately convertible) if it holds at least five percent of the common stock (computed in the same fashion).

Pursuant to the Amended and Restated Registration Rights Agreement, Bison is entitled to certain registration rights in connection with the common stock into which its shares of Series C Preferred Stock and the Note may convert, including the right to demand the registration of such shares at any time after December 23, 2015 and rights to include such shares in other registration statements filed by the Company. Additionally, Mr. Kiphart and the John Thomas Hurvis Revocable Trust are entitled to include certain of their shares of common stock in a registration statement filed by the Company. The Company has agreed to indemnify the other parties to the Amended and Restated Registration Rights Agreement in connection with any claims related to their sale of securities under a registration statement, subject to certain exceptions.

Note 10 — Letter of Credit Agreement

On August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Kiphart (the “LOC Agreement”), which replaced a previous letter of credit agreement that the Company had entered into with Mr. Kiphart on December 7, 2012. Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause, at the Company’s request, the issuance of one or more letters of credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety, up to an aggregate amount of $1.3 million. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under a contract between the Company and a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company also agreed to pay for or reimburse any fees and out-of-pocket expenses incurred by Mr. Kiphart in connection with the Kiphart Letter of Credit. All amounts due to Mr. Kiphart under the LOC Agreement are payable by the Company within ten business days of the Company’s receipt of a written demand thereof from Mr. Kiphart.

In addition, the Company agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent per annum. The Company accrued interest of $14 thousand and $34 thousand during the three and six months ended June 30, 2015, respectively.

As consideration for Mr. Kiphart’s obligations under the LOC Agreement, the Company issued to Mr. Kiphart warrants to purchase 50,000 shares of the Company’s common stock. The value of the warrants, which was determined to be $100 thousand, was capitalized as deferred financing costs. In connection with the issuance of Series C Preferred Stock discussed in Note 9—“Sale of Series C Preferred Stock,” the warrants were forfeited and deferred financing costs of $100 thousand were recorded to interest expense.

In May 2015, the Company replaced the Kiphart Letter of Credit with restricted funds of the Company.

Note 11— Preferred Stock Dividends

The components of dividend expense are as follows:

Six months ended June 30,	2015	2014
Series A dividend	$—	$594
Series B dividend	—	349
Series C dividend	620	—
Deemed dividend on Series A	—	178
Deemed dividend on Series B	—	832
Total dividend expense	$620	$1,953

During the first half of 2015, the Company accrued dividends of $620 thousand on our Series C Preferred Stock. During the first half of 2014, the Company accrued dividends of $594 thousand on our Series A Preferred Stock and $349 thousand on our Series B Preferred Stock.

In recording the sale of the Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values. In doing so, we determined that the Series B Preferred Stock contained a beneficial conversion feature valued at $480 thousand. The value of the beneficial conversion feature, along with the value of the warrants, which was determined to be $352 thousand, were both considered to be non-cash deemed dividends and were recorded to dividend expense.

From the sale of the Series B Preferred Stock, an anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock resulting in a $178 thousand non-cash deemed dividend. The deemed dividend was calculated as the increase in the value of the shares into which the Series A Preferred Stock would be convertible resulting from the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.

Note 12 — Legal Matters

The Company is from time to time involved in legal proceedings, which are subject to many uncertainties and the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company is currently party to the following material legal proceedings:

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

Kuberski v. Lime Energy Co. et al., United States District Court for the Northern District of Illinois, Case No. 12-cv-7993. As previously disclosed, this putative shareholder derivative action alleged that several of the Company’s former officers and present and former directors breached their fiduciary duties to the Company from May 14, 2008 through the date of the action. On April 1, 2015, the parties entered a Stipulation and Agreement of Settlement, and a hearing on the proposed settlement was scheduled for July 7, 2015. On May 5, 2015, the Court entered a preliminary order approving the Stipulation and Agreement of Settlement. On July 7, 2015, the Court entered a final Order approving the settlement and dismissed the case with prejudice. The settlement amount was fully covered by the Company’s insurance policy.

SEC Investigation. The Company remains subject to an investigation the SEC launched in 2012 with respect to the Company’s revenue recognition practices and financial reporting. The Company has responded to the SEC’s various document requests and the SEC has conducted interviews of certain of the Company’s employees. In July 2015, the SEC asked for additional documentation. The Company is in the process of responding to the latest document request and intends to continue to cooperate with the SEC staff.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA. This purported “whistleblower” case was filed on November 10, 2014, alleging illegal retaliation by the Company for the plaintiff’s alleged disclosure of activity she believed violated the Securities Exchange Act of 1934, as amended. The plaintiff alleges that she made repeated disclosures to various individuals employed by the Company that certain accounting practices were improper and could lead to a restatement of financial statements. The plaintiff filed her complaint pursuant to the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.). This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy. On January 20, 2015, the Company filed a motion to dismiss for failure of the plaintiff to meet the definition of a “whistleblower” under the Dodd-Frank Act. The plaintiff opposed the motion and, on February 24, 2015, the Company filed its reply brief in support of the motion to dismiss. The parties are currently waiting for the court to rule on the motion.

Note 13 — Discontinued Operations

On February 28, 2013, the Company sold the majority of its public sector business to PowerSecure. In addition, during the third quarter of 2013, the Board authorized management to sell or dispose of GESPC, its contract with the Army Corp of Engineers under the Federal Renewal and Renovation program, and the regional service business located in Bethlehem, Pennsylvania. These businesses, which the Company exited in 2013, and the Asset Development business, which the Company shut down at the end of 2012, have all been reported as discontinued operations in the accompanying financial statements.

The revenue and operating profit (loss) related to discontinued operations were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Revenue	$—	$43	$10	$183

Operating profit (loss)	$(158)	$55	$(221)	$52

The assets and liabilities related to discontinued operations were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Accounts receivable	$365	$404
Costs and estimated earnings in excess of billings on uncompleted contracts	208	209
Total current assets	573	613

Total Assets	$573	$613

Accounts payable	$811	$672
Accrued expenses	252	108
Billings in excess of costs and estimated earnings on uncompleted contracts	3	8
Customer deposits	18	18
Total current liabilities	1,084	806

Total Liabilities	$1,084	$806

Note 14 — Business Segment Information

All of the Company’s operations, including EnerPath’s operations, are included in one reportable segment, the Energy Efficiency segment.

Note 15 — Other Equity Issuances

During the first half of 2015, as compensation for Board service, the Company granted 92,413 shares of restricted stock to non-employee directors pursuant to the Directors’ Plan. Restricted stock granted to date under the Directors’ Plan for Board service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the Board, or the director’s death, disability, or retirement. Restricted stock granted under the Directors’ Plan for committee service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the committee, or the director’s death, disability, or retirement.

Note 16 — Subsequent Event

On July 24, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce (the “Bank”), whereby the Bank agreed to make available to the Company a secured credit facility (the “Credit Facility”) consisting of a $6.0 million revolving line of credit which the Company may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes.

The line of credit, which matures on July 24, 2017, bears variable interest at the prime rate plus 1.00% and is collateralized by certain assets of the Company and its subsidiaries including their respective accounts receivable, certain deposit and investment accounts, and intellectual property. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, the Company has issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60 thousand in the aggregate.

The Loan Agreement requires the Company to comply with a number of conditions precedent that must be satisfied prior to any borrowing. In addition, the Company will be required to remain compliant with certain customary representations and warranties and a number of affirmative and negative covenants. The occurrence of an event of default under the Loan Agreement may cause amounts outstanding during the event of default to accrue interest at a rate of 3.00% above the interest rate that would otherwise be applicable.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Report”). This Report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2015 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Lime Energy Co. (“Lime Energy” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) provides utilities with the comprehensive customer relationship services they need in order to satisfy their shareholders, regulators and customers. Working on behalf of utilities and with their business customers, Lime Energy delivers energy services aimed at customer satisfaction, grid reliability and cost-effective environmental compliance. Our innovative contracting methods and software platform enables the integrated delivery of energy efficiency, demand response, renewable energy, customer engagement and behavioral change. We believe that the next century of energy infrastructure investment will focus on the customer side of the meter, and Lime Energy is helping utilities to build the new business model that this energy future demands.

We are a leader in designing and implementing energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals. We offer utilities energy efficiency program delivery services targeted to their small- and mid-size business customers. Our programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment. This service allows the utility to delay investments in transmission and distribution upgrades and new power plants while cost-effectively complying with environmental regulations. The same programs provide benefits to the utility’s customers in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment.

We currently deliver energy efficiency programs for 12 of the 25 largest electric utilities in the United States, including the largest investor-owned utility and the largest public utility. We focus on deploying direct install energy efficiency solutions for small- and mid-size commercial customers that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment. These programs include energy efficient lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling. Our small business energy solutions (“SBES”) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

Our SBES model is a turnkey solution under which we contract with our utility clients to design and market their small- and mid-size energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. This model makes it easy and affordable for small businesses to upgrade to new, more energy efficient equipment. We deliver these programs for our utility clients on a performance basis, where we are only paid for delivered energy efficiency resources.

On March 24, 2015, the Company acquired EnerPath International Holding Company (“EnerPath”). This acquisition impacted our operating results for the first half of 2015. To finance the EnerPath acquisition, the Company issued a subordinated convertible note to Bison Capital Partners IV, L.P. (“Bison”) due March 24, 2020 in the principal amount of approximately $11.7 million.

Recent Developments

New Revolving Credit Facility

On July 24, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce (the “Bank”).

The Loan Agreement provides a secured two-year revolving credit facility (expiring in July 2017) pursuant to which we are permitted to borrow up to an aggregate of $6.0 million (the “Credit Facility”), which is available to fund working capital and other general corporate purposes. Our ability to draw on the Credit Facility is subject to customary conditions.

The Credit Facility bears variable interest at the prime rate plus 1.00% and is collateralized by certain assets of the Company and its subsidiaries including their respective accounts receivable, certain deposit and investment accounts, and intellectual property. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, the Company has issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60 thousand in the aggregate.

The Loan Agreement requires the Company to remain compliant with certain customary representations and warranties and a number of affirmative and negative covenants. The occurrence of an event of default under the Loan Agreement may cause amounts outstanding during the event of default to accrue interest at a rate of 3.00% above the interest rate that would otherwise be applicable.

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and the resale of energy efficiency products that we purchase from our various suppliers. We charge our clients based upon an agreed-to rate schedule, which is based on the item installed or the savings generated. A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete.

Gross Profit

Gross profit equals our revenue less costs of sales. The cost of sales for our business consists primarily of the cost of materials, our internal labor (including engineering), and the cost of subcontracted labor.

Gross profit is a key metric that we use to evaluate our performance. Our gross profit depends in large part on the volume and mix of products and services that we sell during any given period.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include the following components:

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

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.) and identifiable intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.), with the balance recorded as goodwill. We amortize the value of certain intangible assets over their estimated useful lives as non-cash expense.

Other Income (expense)

Other Income (expense) includes net interest expense consisting of interest expense net of interest income, the extinguishment of debt charge from fair valuing our subordinated convertible notes upon amendment, and the loss due to the quarterly valuation of our derivative liability. Net interest expense represents the interest costs associated with our subordinated convertible term notes (including amortization of the related debt discount and issuance costs). Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated Results (in thousands)

	Three Months Ended
	June 30,		Change
	2015	2014	$	%

Revenue	$31,950	$13,590	$18,360	135.1%
Cost of sales	21,078	9,176	11,902	129.7%
Gross profit	10,872	4,414	6,458	146.3%

Selling, general and administrative expenses	9,414	4,666	4,748	101.8%
Acquisition costs	244	—	244	0.0%
Amortization of intangibles	278	—	278	0.0%
Operating income (loss)	936	(252)	1,188	-471.4%

Other (expense) income, net	(1,688)	23	(1,711)	-7439.1%

Loss from continuing operations before income taxes	(752)	(229)	(523)	228.4%

Income tax expense	(75)	—	(75)	0.0%

Loss from continuing operations	(827)	(229)	(598)	261.1%

(Loss) Income from operation of discontinued business	(158)	55	(213)	-387.3%

Net loss	$(985)	$(174)	$(811)	466.1%

The following table presents our consolidated results of operations as a percentage of revenue for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014

Revenue	100.0%	100.0%
Cost of sales	66.0%	67.5%
Gross profit	34.0%	32.5%

Selling, general and administrative expenses	29.5%	34.3%
Acquisition costs	0.8%	0.0%
Amortization of intangibles	0.9%	0.0%
Operating loss	2.9%	-1.9%

Other (expense) income, net	-5.3%	0.2%

Loss from continuing operations before income taxes	-2.4%	-1.7%

Income tax expense	-0.2%	0.0%

Loss from continuing operations	-2.6%	-1.7%

(Loss) Income from operation of discontinued business	-0.5%	0.4%

Net loss	-3.1%	-1.3%

Revenue. Our consolidated revenue increased $18.4 million, or 135.1%, to $32.0 million during the second quarter of 2015, from $13.6 million during the second quarter of 2014. The increase in revenue was driven primarily by the acquisition of EnerPath and by higher revenue from existing utility programs.

Gross Profit. The increase in revenue, in combination with an improved gross profit margin, led to a $6.5 million, or 146.3%, increase in our gross profit during the second quarter of 2015, as compared to the second quarter of 2014. Our gross profit margin improved from 32.5% during the second quarter of 2014 to 34.0% during the second quarter of 2015. This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new programs (including EnerPath programs) and renewed programs. We believe our gross profit margin will remain in the same range as for the second quarter of 2015; however, it will fluctuate up or down depending, on the level of contribution from individual programs, all of which have slightly different margin profiles. The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses. Our SG&A expenses increased $4.7 million, or 101.8%, to $9.4 million during the second quarter of 2015, from $4.7 million for same period in 2014. With the acquisition of EnerPath, our combined SG&A expenses as a percentage of revenue declined to 29.5% for the second quarter of 2015, as compared to 34.3% for the same period in 2014. Our costs related to the restatement we completed in July 2013, the stockholder lawsuits, and the SEC investigation totaled $95 thousand during the second quarter of 2015, which was $211 thousand less than the $306 thousand we incurred during the second quarter of 2014.

Acquisition Cost. During the second quarter of 2015, we incurred costs of $244 thousand in connection with our acquisition of EnerPath. These costs included legal, accounting, banking, and other related transaction expenses. We did not incur any acquisition costs in the second quarter of 2014.

Amortization of Intangibles. Amortization expense for intangible assets for the second quarter of 2015 was $278 thousand. There was no amortization expense for intangible assets in the second quarter of 2014.

Other (expense) income, net. Other (expense) income, net was $1.7 million of expense during the three-month period ended June 30, 2015, an increase of $1.7 million, as compared to the income of $23 thousand for the same period in 2014.

Net interest expense was $408 thousand during the second quarter of 2015, compared to net interest income of $23 thousand during the second quarter of 2014, an increase of $431 thousand. The components of interest expense for the three-month periods ended June 30, 2015 and 2014 were as follows (in thousands):

Three months ended June 30,	2015	2014

Line of credit	$14	$—

Subordinated notes - Related Party	367	—

Total contractural interest	381	—

Amortiztion of deferred issuance costs	15	—

Amortization of debt discount - Related Party	49	—

Total interest expense	$445	$—

We repaid in full all of our outstanding debt during 2013 and thus we had no interest expense during the second quarter of 2014. Interest expense for the second quarter of 2015 was related to the Bison Note (as defined below) and the Kiphart Letter of Credit (as defined below).

Amortization of deferred issuance costs and amortization of debt discount also contributed to our interest expense in the second quarter of 2015.

Our interest income increased $14 thousand to $37 thousand during the second quarter of 2015, from $23 thousand earned during the second quarter of 2014. Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables. The increase in amortization was due to an increase in our long-term receivable balances. We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value, which was determined to be $6.4 million and

$7.7 million as of March 31, 2015 and June 30, 2015, respectively. The increase in the liability of $1.3 million was recorded as a loss from the change in fair value of derivative liability.

On March 31, 2015, we amended the Bison Note. Pursuant to prevailing accounting guidance, this amendment was treated as an extinguishment of the original note and issuance of a new note. Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts and deferred financing costs) was written off and the fair value of the new note was established, resulting in a loss on extinguishment of debt of $1.4 million.

Preferred Stock Dividends

The components of dividend expense were as follows (in thousands):

Three months ended June 30,	2015	2014
Series A dividend	$—	$298
Series B dividend	—	188
Series C dividend	312	—
Total dividend expense	$312	$486

During the second quarter of 2015, we accrued dividends of $312 thousand on our Series C Preferred Stock.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock, all then outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into shares of our common stock.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated Results (in thousands)

	Six Months Ended
	June 30,		Change
	2015	2014	$	%

Revenue	$50,249	$25,871	$24,378	94.2%
Cost of sales	33,878	17,727	16,151	91.1%
Gross profit	16,371	8,144	8,227	101.0%

Selling, general and administrative expenses	15,220	9,576	5,644	58.9%
Acquisition costs	937	—	937	0.0%
Amortization of intangibles	309	—	309	0.0%
Operating loss	(95)	(1,432)	1,337	-93.4%

Other (expense) income, net	(3,938)	39	(3,977)	-10197.4%

Loss from continuing operations before income taxes	(4,033)	(1,393)	(2,640)	189.5%

Income tax benefit	1,169	—	1,169	0.0%

Loss from continuing operations	(2,864)	(1,393)	(1,471)	105.6%

(Loss) Income from operation of discontinued business	(221)	52	(273)	-525.0%

Net loss	$(3,085)	$(1,341)	$(1,744)	130.1%

The following table presents our consolidated results of operations as a percentage of revenue for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014

Revenue	100.0%	100.0%
Cost of sales	67.4%	68.5%
Gross profit	32.6%	31.5%

Selling, general and administrative expenses	30.3%	37.0%
Acquisition costs	1.9%	0.0%
Amortization of intangibles	0.6%	0.0%
Operating loss	-0.2%	-5.5%

Other (expense) income, net	-7.8%	0.2%

Loss from continuing operations before income taxes	-8.0%	-5.4%

Income tax benefit	2.3%	0.0%

Loss from continuing operations	-5.7%	-5.4%

(Loss) Income from operation of discontinued business	-0.4%	0.2%

Net loss	-6.1%	-5.2%

Revenue. Our consolidated revenue increased $24.4 million, or 94.2%, to $50.2 million during the first half of 2015, from $25.9 million during the first half of 2014. The increase in revenue was driven primarily by the acquisition of EnerPath and higher revenue from existing utility programs. All the programs are running at steady-state levels; therefore, we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit. The increase in revenue, in combination with an improved gross profit margin, led to an $8.2 million, or 101.0%, increase in our gross profit during the first half of 2015, as compared to the first half of 2014. Our gross profit margin improved from 31.5% during the first half of 2014 to 32.6% during the first half of 2015. This improvement was the result of improved efficiencies in existing programs and higher margin contributions from new programs such as the EnerPath programs, and renewed programs.

Selling, General and Administrative Expenses. Our SG&A expenses increased $5.6 million, or 58.9%, to $15.2 million during the first half of 2015, from $9.6 million for the same period in 2014. With the acquisition of EnerPath, our combined SG&A expenses as a percentage of revenue declined to 30.3% for the first half of 2015, as compared to 37.0% for the same period in 2014. Our costs related to the restatement of financial restatements that we completed in July 2013, the stockholder lawsuits, and the SEC investigation totaled $222 thousand during the first half of 2015, which was $373 thousand less than the $595 thousand we incurred during the first half of 2014.

Acquisition Cost. During the first half of 2015, we incurred costs of $937 thousand in connection with our acquisition of EnerPath. These costs included legal, accounting, banking, and other related transaction expenses.

Amortization of Intangibles. Amortization expense for the intangible assets for the first half of 2015 was $309 thousand. There was no amortization expense for intangible assets in the first half of 2014.

Other (expense) income, net. Other (expense) income, net decreased from income of $39 thousand during the first half of 2014, to an expense of $3.9 million during the same period in 2015.

Net interest expense was $433 thousand during the first half of 2015, compared to net interest income of $39 thousand during the first half of 2014, an increase of $472 thousand. The components of interest expense for the six-month periods ended June 30, 2015 and 2014 were as follows (in thousands):

Six months ended June 30,	2015	2014

Line of credit	$34	$—

Subordinated notes - Related Party	400	—

Total contractural interest	434	—

Amortiztion of deferred issuance costs	21	—

Amortization of debt discount - Related Party	49	—

Total interest expense	$504	$—

We repaid in full all of our outstanding debt during 2013 and thus we had no interest expense during the first half of 2014. Interest expense for the first half of 2015 was related to the Bison Note and the Kiphart Letter of Credit.

Amortization of deferred issuance costs and amortization of debt discount also contributed to our interest expense in the first half of 2015.

Our interest income increased $32 thousand to $71 thousand during the first half of 2015, from $39 thousand earned during the first half of 2014. Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables. The increase in amortization was due to an increase in our long-term receivable balances. We expect our long-term receivable balances will continue to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value which was determined to be $5.6 million and $7.7 million as of its issuance date and June 30, 2015, respectively. The increase in the liability of $2.1 million was recorded as a loss from the change in fair value of derivative liability.

Income Tax Benefit

Income tax benefit was $1.2 million for the first half of 2015. There was no income tax benefit or expense for the first half of 2014. Income tax benefit in 2015 included the release of a portion of the valuation allowance recorded against the Company’s deferred income tax assets. The valuation allowance was relieved when the Company acquired a net deferred income tax liability upon the acquisition of EnerPath.

Preferred Stock Dividends

The components of dividend expense were as follows (in thousands):

Six months ended June 30,	2015	2014
Series A dividend	$	$594
Series B dividend		349
Series C dividend	620	—
Deemed dividend on Series A		178
Deemed dividend on Series B		832
Total dividend expense	$620	$1,953

During the first half of 2015, the Company accrued dividends of $620 thousand on our Series C Preferred Stock.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash and cash equivalents of $7.7 million (including restricted cash of $1.8 million), compared to $6.0 million (including $500 thousand of restricted cash) as of December 31, 2014.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. Since our inception, we have financed our operations primarily through the sale of equity, as well as various forms of secured debt.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

Six months ended June 30,	2015	2014

Net cash provided by (used in) operating activities	$461	$(8,153)
Net cash used in investing activities	(11,441)	(274)
Net cash provided by financing activities	11,409	1,991

Net Increase (Decrease) in Cash and Cash Equivalents	$429	$(6,436)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$5,902	$504

Operating Activities

Operating activities generated cash of $461 thousand during the six-month period ended June 30, 2015 as compared to consuming cash of $8.2 million during the same period in 2014.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management splits the cash used or provided by operating activities into two pieces: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  Our management believes splitting the cash used or provided by operating activities this way, makes it is easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

Six Months Ended June 30,	2015	2014

Net Loss	$(3,085)	$(1,341)

Provision for bad debt	324	368
Share-based compensation	445	191
Depreciation and amortization	707	369
Change in derivative liability - Related Party	2,085	—
Loss on extinguishment of debt - Related Party	1,420
Deferred income tax benefit	(1,246)
Interest on Sub Notes added to principal - Related Party	400	—
Amortization of deferred financing costs	21	—
Amortization of original issue discount - Related Party	49	—
Establishment of restricted funds to release Letter of Credit	(1,300)	—

Cash consumed by operating activities before changes in assets and liabilities	$(180)	$(413)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(3,266)	$(360)
Inventories	444	—
Costs and estimated earnings in excess of billings on uncompleted contacts	(391)	342
Prepaid and other	97	(232)
Assets of discontinued operations	40	1,297
Accounts payable	2,383	(2,372)
Accrued expenses	584	(1,649)
Billings in excess of costs and estimated earnings on uncompleted contracts	370	(1,292)
Other current liabilities	101	(1,664)
Liabilities of discontinued operations	279	(1,810)

Cash generated (consumed) from changes in assets and liabilities	$641	$(7,740)

The reconciliation to net cash used in operating activities as reported in our Consolidated Statement of Cash Flows is as follows (in thousands):

Six Months Ended June 30,	2015	2014

Cash consumed by operating activities before changes in assets and liabilities	$(180)	$(413)

Cash generated (consumed) from changes in assets and liabilities	641	(7,740)

Net cash provided by (used in) operating activities	$461	$(8,153)

The cash consumed by operating activities before changes in assets and liabilities decreased $233 thousand, or 56.4%, to $180 thousand during the first half of 2015, as compared to $413 thousand consumed during the first half of 2014.  This decline was due to a decrease in the cash loss (net income excluding non-cash items) for the period.

Changes in assets and liabilities generated cash of approximately $641 thousand during the first half of 2015, as compared to $7.7 million consumed during the first half of 2014.  We expect to generate/consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, if our sales grow as we anticipate they will.

Investing Activities

We consumed $11.4 million of cash in investing activities during the first half of 2015, compared to $274 thousand during the first half of 2014. The cash consumed during the first half of 2015 included the $11.0 million used to acquire EnerPath and $441 thousand used for capital expenditures, $289 thousand of which was used to continue to develop the software platform used by our utility programs. All of the cash consumed during the first half of 2014 was for capital expenditures, the largest portion of which was used to continue to develop our software platform.

Financing Activities

During the first half of 2015, financing activities generated $11.4 million of cash compared to $2.0 million generated during the first half of 2014.  During the six-month period ended June 30, 2015, we raised approximately $11.7 million from the issuance of the Bison Note. This was partially offset by $337 thousand of cash paid for deferred financing costs. During the six-month period ended June 30, 2014, we raised $2.0 million through the sale of shares of Series B Preferred Stock. This was partially offset by $9 thousand of costs related to the preferred stock issuance.

Sources of Liquidity

Our primary sources of liquidity are our available unrestricted cash reserves, including the remainder of the $10 million proceeds from our sale of Series C Preferred Stock in December 2014.

Also, on August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Kiphart (the “LOC Agreement”), which replaced a previous letter of credit agreement that the Company had entered into with Mr. Kiphart on December 7, 2012. Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause, at the Company’s request, the issuance of one or more letters of credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety, up to an aggregate amount of $1.3 million. The Kiphart Letter of Credit is being used to guarantee certain obligations of the Company in connection with its performance under a contract between the Company and a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit will terminate on December 31, 2019. The Company agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company also agreed to pay for or reimburse any fees and out-of-pocket expenses incurred by Mr. Kiphart in connection with the Kiphart Letter of Credit. All amounts due to Mr. Kiphart under the LOC Agreement are payable by the Company within ten business days of the Company’s receipt of a written demand thereof from Mr. Kiphart.

In addition, the Company agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent per annum. The Company accrued interest of $14 thousand and $34 thousand during the three and six months ended June 30, 2015, respectively.

In May 2015, we replaced the Kiphart Letter of Credit with restricted funds of the Company in the amount of $1.3 million.

As previously discussed, on March 24, 2015, the Company issued to Bison a subordinated convertible note due March 24, 2020 in the principal amount of approximately $11.7 million (the “Bison Note”). For a description of the issuance of the Bison Note, see Note 6—“Subordinated Convertible Term Notes” of the Notes to our Unaudited Condensed Consolidated Financial Statements.

As set forth in the Bison Note, beginning with the quarter ending March 31, 2016, the Company must meet certain rolling twelve-month Adjusted EBITDA targets, as defined in the Bison Note. A breach of this covenant would create an event of default, which could cause acceleration of the Bison Note’s maturity. The Adjusted EBITDA target for the twelve months ending March 31, 2016 is $6.3 million. Achievement of this target will depend on many factors including the amount, timing and profitability of future revenues and the integration efforts related to our recent acquisition of EnerPath, among other things. In the event the Company does not meet the target and the Bison Note holders accelerate payment of the Bison Note principal and accrued interest, the Company will likely be required to refinance the Bison Note with other debt or equity or to sell assets. There can be no assurance that the Company will be able to do so on favorable terms or at all.

Our ability to continue to expand the sales of our products and services will require continued commitment of significant funds. The actual timing and amount of our future funding requirements will depend on many factors including, in particular, the amount, timing and profitability of future revenues, working capital requirements, the level and amount of product marketing and sales efforts.

Since our inception, we have raised a significant amount of capital through the issuance of shares of our common and preferred stock and the issuance of debt, which has allowed us to continue to execute our business plan. Most of these funds were used in operating activities, either for working capital requirements or to fund our losses.

If our revenue grows and our gross profit margin improves, in line with our expectations, and we are successful in reducing our overhead costs, we believe our cash flows will continue to improve and may turn positive during 2015. However, if our profitability does not improve and we determine it is necessary to raise additional capital, there is no assurance we will be able to do so on favorable terms, if at all. In the event we need to raise additional capital in the future but are unable to do so, we may have to scale back our operations or cease our business activities altogether.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, cannot provide absolute assurance that all its objectives are met. Because of the inherent limitations of any internal control system, our internal control over financial reporting cannot provide absolute assurance that all control issues, if any, within a company have been detected.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings, which are subject to many uncertainties and the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company is currently party to the following material legal proceedings:

Kuberski v. Lime Energy Co. et al., United States District Court for the Northern District of Illinois, Case No. 12-cv-7993. As previously disclosed, this putative shareholder derivative action alleged that several of the Company’s former officers and present and former directors breached their fiduciary duties to the Company from May 14, 2008 through the date of the action. On April 1, 2015, the parties entered a Stipulation and Agreement of Settlement, and a hearing on the proposed settlement was scheduled for July 7, 2015. On May 5, 2015, the Court entered a preliminary order approving the Stipulation and Agreement of Settlement. On July 7, 2015, the Court entered a final Order approving the settlement and dismissed the case with prejudice. The settlement amount was fully covered by the Company’s insurance policy.

SEC Investigation. The Company remains subject to an investigation the SEC launched in 2012 with respect to the Company’s revenue recognition practices and financial reporting. The Company has responded to the SEC’s various document requests and the SEC has conducted interviews of certain of the Company’s employees. In July 2015, the SEC asked for additional documentation. The Company is in the process of responding to the latest document request and intends to continue to cooperate with the SEC staff.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA. This purported “whistleblower” case was filed on November 10, 2014, alleging illegal retaliation by the Company for the plaintiff’s alleged disclosure of activity she believed violated the Securities Exchange Act of 1934, as amended. The plaintiff alleges that she made repeated disclosures to various individuals employed by the Company that certain accounting practices were improper and could lead to a restatement of financial statements. The plaintiff filed her complaint pursuant to the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.). This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy. On January 20, 2015, the Company filed a motion to dismiss for failure of the plaintiff to meet the definition of a “whistleblower” under the Dodd-Frank Act. The plaintiff opposed the motion and, on February 24, 2015, the Company filed its reply brief in support of the motion to dismiss. The parties are currently waiting for the court to rule on the motion.

Item 1A.    RISK FACTORS

There has been no material change in our risk factors since December 31, 2014. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for our risk factors.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 24, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bison pursuant to which the Company issued a subordinated convertible note due March 24, 2020 in the principal amount of approximately $11,7 million (the “Note”). The proceeds from the Note issuance were used to finance the EnerPath Acquisition and to pay fees and expenses incurred in connection therewith (including certain fees and expenses incurred by Bison in connection with the Note Purchase Agreement). As of the date the Note was issued, Bison owned 10,000 shares of the Company’s Series C Preferred Stock, which was convertible into approximately 30% of our common stock, and was the Company’s single largest stockholder. Two of our directors, Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. Mr. Hildebrand and Mr. Macdonald recused themselves from the Board’s consideration of the Note issuance transaction.

The Note was subsequently amended on March 31, 2015 (the “Note Amendment”). The Note, as amended, provides that the Company may, at its option, pay interest at the annual rate (the “Interest Rate”) of 10.5% on the outstanding principal amount, payable semi-annually in cash, or allow interest to accrue and be added to the principal amount at an Interest Rate of 12.5%. During an event of default, the Interest Rate would increase by 2.0% until the Note is redeemed or the event of default is cured. All or any portion of the principal amount of the Note plus any accrued but unpaid interest may, at the election of the Note holder, be converted into common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The initial conversion price of the Note was $3.16; however, the Note may not convert into in more than 19.99% of the outstanding common stock prior to the date on which the stockholders’ approval of the removal of this cap becomes effective. The conversion price is subject to anti-dilution adjustments, adjustments in connection with stock splits and similar occurrences, and certain other events set forth in the Note. The Note is guaranteed by each subsidiary of the Company, including EnerPath and each of its subsidiaries, and is secured by a lien on all of the assets of the Company and each of its subsidiaries. The Company may not elect to prepay the Note. The Company is subject to certain financial, affirmative and negative covenants, including a minimum EBITDA covenant beginning in 2016, as set forth in the Note. If certain trailing EBITDA targets are not met as of June 30, 2015, September 30, 2015 or December 31, 2015, an additional $1 million of interest for each such quarter in which such EBITDA target is not met, becomes due at the earlier of maturity, redemption or acceleration. The Note Amendment provides that only up to the original principal amount of the Note may convert to common stock. As of March 31, 2015, $11.75 million in principal amount was outstanding under the Note.

Item 6.       EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 14, 2015	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2015	By:	/s/ Mary Colleen Brennan
Mary Colleen Brennan
Chief Financial Officer (principal
financial and accounting officer)

Exhibit Index

Exhibit
No.	Description

3.1

First Restated Certificate of Incorporation of Lime Energy Co., dated December 18, 2009, as amended by Certificate of Amendment dated October 9, 2013 (incorporated by reference from Exhibit 3.1 to the Company’s Periodic Report on Form 10-Q filed on November 14, 2013).

3.2	Amended and Restated By-laws of Lime Energy Co. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 30, 2014).

3.3	Certificate of Designation for the Series C Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2014).

4.1*	Loan and Security Agreement dated July 24, 2015, by and between the Company and Heritage Bank of Commerce.

10.1	Stipulation and Agreement of Settlement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 8, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Lime Energy Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flow, and (v) Notes to Condensed Consolidated Financial Statements.

*           Filed herewith.

**    Furnished herewith.