Form 10-Q
period 2015-09-30
LIME ENERGY CO.
filed 2015-11-12
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

9,564,148 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 12, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1.                           FINANCIAL STATEMENTS (UNAUDITED)

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2015	December 31,
	(unaudited)	2014

Assets

Current Assets
Cash and cash equivalents	$6,756	$5,473
Restricted cash	1,300	500
Accounts receivable, less allowance for doubtful accounts of $1,516 and $1,794, respectively	22,010	11,820
Inventories	2,242	176
Costs and estimated earnings in excess of billings on uncompleted contracts	9,053	7,407
Prepaid expenses and other	1,581	619
Current assets of discontinued operations	301	613
Total Current Assets	43,243	26,608

Net Property and Equipment	1,856	1,470
Long-Term Receivables	1,273	710
Intangible Assets, net	5,154	—
Deferred Financing Costs, net	156	22
Goodwill	8,173	6,009

Total Assets	$59,855	$34,819

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,
	2015	December 31,
	(unaudited)	2014

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$22,588	$13,341
Accrued expenses	3,846	1,245
Billings in excess of costs and estimated earnings on uncompleted contracts	1,402	705
Customer deposits	642	512
Other current liabilities	11	11
Current portion of long-term liabilities	16	—
Current liabilities of discontinued operations	135	806
Total Current Liabilities	28,640	16,620

Long-Term Debt - Related Party	7,380	—
Derivative Liability - Related Party	6,489	—
Total Liabilities	42,509	16,620

Commitments and Contingencies

Contingently redeemable Series C Preferred stock, $0.01 par value: 10,000 shares authorized, issued and outstanding (includes accrued dividends)	10,367	9,633

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 9,564,148 and 9,460,090 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	209,558	208,916
Accumulated deficit	(202,580)	(200,351)

Total Stockholders’ Equity	6,979	8,566

Total Liabilities and Stockholders’ Equity	$59,855	$34,819

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statements of Operations

(in thousands, except per share data, unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Revenue	$32,160	$15,585	$82,409	$41,456

Cost of sales	21,125	10,735	55,003	28,462

Gross Profit	11,035	4,850	27,406	12,994

Selling, general and administrative	9,352	4,887	24,571	14,463
Acquisition costs	529	—	1,467	—
Amortization of intangibles	285	—	594	—

Operating income (loss)	869	(37)	774	(1,469)

Other Income (Expense)
Interest income	43	27	114	66
Interest expense - Related Party $301 and $784 thousand for the three and nine months ended September 30, 2015, respectively.	(322)	(35)	(825)	(35)
Extinguishment of debt - Related Party	—	—	(1,420)	—
Gain (loss) from change in derivative liability - Related Party	1,272	—	(814)	—

Total other income (expense)	993	(8)	(2,945)	31

Income (Loss) from continuing operations before income taxes	1,862	(45)	(2,171)	(1,438)

Income tax (expense) benefit	(3)	—	1,165	—

Income (Loss) from continuing operations	1,859	(45)	(1,006)	(1,438)

Discontinued Operations:
(Loss) Income from operation of discontinued business	(46)	136	(267)	187

Net Income (loss)	1,813	91	(1,273)	(1,251)

Preferred stock dividends	(336)	(521)	(956)	(2,474)

Net income (loss) available to common stockholders	$1,477	$(430)	$(2,229)	$(3,725)

Basic earnings (loss) per common share from
Continuing operations	$0.15	$(0.15)	$(0.20)	$(1.05)
Discontinued operations	(0.00)	0.04	(0.03)	0.05

Basic earnings (loss) per common share	$0.15	$(0.11)	$(0.23)	$(1.00)

Weighted-average common shares outstanding - Basic	9,564	3,760	9,539	3,738

Diluted earnings (loss) per common share from
Continuing operations	$0.05	$(0.15)	$(0.20)	$(1.05)
Discontinued operations	0.00	0.04	(0.03)	0.05

Diluted earnings (loss) per common share	$0.05	$(0.11)	$(0.23)	$(1.00)

Weighted-average common shares outstanding - Diluted	17,697	3,760	9,539	3,738

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	9,460	$1	$208,916	$(200,351)	$8,566

Dividends on Series C Preferred Stock	—	—	—	(956)	(956)
Shares issued for benefit plans	12	—	—	—	—
Share based compensation	92	—	642	—	642
Net loss	—	—	—	(1,273)	(1,273)
Balance, September 30, 2015	9,564	$1	$209,558	$(202,580)	$6,979

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Nine Months Ended September 30,	2015	2014

Cash Flows From Operating Activities
Net Loss	$(1,273)	$(1,251)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debt	426	688
Share-based compensation	642	237
Depreciation and amortization	1,230	546
Amortization of deferred financing costs	39	—
Change in derivative liability - Related Party	814	—
Loss on extinguishment of debt - Related Party	1,420	—
Deferred income tax benefit	(1,246)	—
Interest on Sub Notes added to principal - Related Party	28	—
Amortization of original issue discount - Related Party	98	—
Establishment of restricted funds to release Letter of Credit	(1,300)	—
Release of restricted funds	500	—
Changes in assets and liabilities:
Accounts receivable	(4,706)	(2,021)
Inventories	239	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,646)	(2,080)
Prepaid expenses and other	(767)	(265)
Assets of discontinued operations	312	1,710
Accounts payable	5,266	1,826
Accrued expenses	1,843	(1,648)
Billings in excess of costs and estimated earnings on uncompleted contracts	639	(1,306)
Customer deposits and other current liabilities	64	(2,518)
Liabilities of discontinued operations	(671)	(2,111)

Net cash provided by (used in) operating activities	1,951	(8,193)

Cash Flows From Investing Activities
Acquistion of EnerPath	(11,000)	—
Purchases of property and equipment	(777)	(443)
Capitalization of Product Software	(153)	—

Net cash used in investing activities	(11,930)	(443)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes - Related Party	11,750	1,000
Proceeds from the issuance of preferred stock	—	2,000
Costs related to preferred stock issuances	—	(11)
Payments on vehicle financing	(8)	—
Deferred financing costs	(480)	—

Net cash provided by financing activities	11,262	2,989

Net Increase (Decrease) in Cash and Cash Equivalents	1,283	(5,647)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$6,756	$1,293

	Nine Months
	Ended September 30,
	2015	2014

Supplemental Disclosure of Cash Flow Information:

Preferred dividends satisfied through issuance of preferred stock:	$—	$943

Cash paid during the period for interest: Continuing operations	$651	$3

Warrants issued for deferred financing fees:	$31	$—

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

The results of operations for the three- and nine-month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company (the “Board”) grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan (as amended, the “2008 Plan”).  Prior to an amendment to the 2008 Plan that became effective on October 15, 2015, the 2008 Plan provided that up to 407,143 shares of our common stock could be delivered under the plan to certain of our employees, consultants, and non-employee directors.  As amended, the 2008 Plan provides for the issuance of up to 1,585,718 shares of our common stock.  In addition, the 2008 Plan provides for an automatic annual increase in the number of shares of our common stock reserved under the plan in an amount equal to 35,715 shares.

As of September 30, 2015, there were 1,366,029 shares of our common stock reserved for issuance under the 2008 Plan.  During the first nine months of 2015, we granted options to purchase 1,217,680 shares under the 2008 Plan, and options to purchase 1,250,920 shares were outstanding under the 2008 Plan as of September 30, 2015.

All options granted under the 2008 Plan were granted at a price equal to or greater than the market price of the Company’s stock on the date of grant.  Substantially all outstanding stock options under the 2008 Plan vest ratably over three years and expire 10 years from the date of grant.  In addition to grants made under the 2008 Plan, the Company gave employees the right to purchase shares at a discount to the market price under the Company’s employee stock purchase plans.  Our employee stock purchase plans allow employees of the Company to purchase the Company’s common stock at a discount using payroll deductions and entitles employees in the United States to receive favorable tax treatment provided by the Internal Revenue Code of 1986, as amended.

During the first quarter of 2015, our Board adopted, and subsequently our shareholders approved, the Lime Energy Co. 2014 Employee Stock Purchase Plan (the “2014 ESPP”).  The 2014 ESPP provided for successive two six-month offering periods commencing on July 1, 2014 and January 1, 2015, respectively.  During the second quarter of 2015, our Board adopted, and subsequently our shareholders approved, the Lime Energy Co. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which became effective on June 18, 2015.  The 2015 ESPP provides for the issuance of up to 100,000 shares of common stock in successive two six-month offering periods commencing on July 1, 2015 and January 1, 2016, respectively.  As of September 30, 2015, approximately 267 persons were eligible to participate in the 2015 ESPP.

In addition to the 2008 Plan, the 2014 ESPP, and the 2015 ESPP, the Board grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Directors Stock Plan (the “Directors’ Plan”).  Restricted stock granted to date under the Directors’ Plan for Board service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the Board, or the director’s death, disability, or retirement.  Restricted stock granted under the Directors’ Plan for committee service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the committee, or the director’s death, disability, or retirement.  During the first nine months of 2015, we granted 92,413 shares of restricted stock under the Directors’ Plan. As of September 30, 2015, there were 284,364 shares of our common stock available for issuance under the Directors’ Plan.

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

The following table summarizes the Company’s total share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Stock options	$118	$(20)	$280	$(7)

Restricted stock	61	66	313	232

Employee Stock Purchase Plan	18	—	49	12

	$197	$46	$642	$237

The compensation expense to be recognized in future periods with respect to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of September 30, 2015	Expense	(in Months)

Stock options	$1,167	11.6

Restricted stock	$85	4.6

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

Note 4 — Earnings Per Share

The Company computes income or loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has included outstanding options or warrants, convertible preferred shares, and convertible debt as common stock equivalents in the computation of diluted earnings per share for the three months ended September 30, 2015.  The Company has not included these items for the other periods presented as the effect would be anti-dilutive.

The following table sets forth the basic and diluted earnings (loss) per common share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Earnings (Loss) Per Share - Basic
Income (loss) from continuing operations	$1,859	$(45)	$(1,006)	$(1,438)
Less: Preferred stock dividends	(336)	(521)	(956)	(2,474)
Income available to common stockholders	1,523	(566)	(1,962)	(3,912)
(Loss) Income from operation of discontinued operations	(46)	136	(267)	187
Net income (loss) available to common stockholders	$1,477	$(430)	$(2,229)	$(3,725)

Weighted average common shares outstanding - Basic	9,564	3,760	9,539	3,738

Basic earnings (loss) per common share	$0.15	$(0.11)	$(0.23)	$(1.00)

Earnings (Loss) Per Share - Diluted
Net income (loss) available to common stockholders	$1,477	$(430)	$(2,229)	$(3,725)
Less: Gain from change in derivative liability	(1,272)	—	—	—
Add: Preferred stock dividends	336	—	—	—
Add: Interest on convertible term notes	322	—	—	—
Net income (loss) applicable to dilutive common stock	$863	$(430)	$(2,229)	$(3,725)

Weighted average common shares outstanding - Basic Effect of dilutive securities	9,564	3,760	9,539	3,738
Dilutive stock awards	248	—	—	—
Dilutive preferred share conversions	4,167	—	—	—
Dilutive debt conversions	3,718	—	—	—
Weighted average common shares outstanding - Diluted	17,697	3,760	9,539	3,738

Diluted earnings (loss) per common share	$0.05	$(0.11)	$(0.23)	$(1.00)

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

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on January 1, 2014 (in thousands, except per share data):

Nine-months ended September 30,	2015	2014

Revenue	$92,821	$71,855

Loss from continuing operations	$(240)	$(3,614)

(Loss) Income from operation of discontinued business	(267)	187

Net loss	$(507)	$(3,427)

Preferred stock dividends	(956)	(2,474)

Net loss available to common stockholders	$(1,463)	$(5,901)

Basic and Diluted (loss) earnings Per Common Share From
Continuing operations	$(0.12)	$(1.63)
Discontinued operations	(0.03)	0.05
Basic and Diluted Loss Per Common Share	$(0.15)	$(1.58)

Weighted Average Common Shares Outstanding	9,539	3,738

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

Based upon the initial conversion price of the Note ($3.16), all or any portion of the principal amount of the Note, plus, subject to the terms of the Note, any accrued but unpaid interest, but not more than the principal amount of the Note, may, at the election of the Note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s Consolidated Statements of Operations. Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Note. That discount, absent the Note amendment described below, would have been amortized to interest expense over the term of the Note. The Company determined the estimated fair value of the derivative liability to be $5.6 million and $6.4 million as of the Note issuance date and September 30, 2015, respectively.

The fair value of the derivative liability was determined using a binomial option pricing model with the following assumptions: a risk-free rate of 1.36%; expected volatility of 77%; a maturity date of March 24, 2020; probability factors regarding the Company’s ability to meet the EBITDA covenants in the Note; and a 0% probability that a future financing transaction would reduce the conversion price.

The Note was amended on March 31, 2015 (the “Note Amendment”), primarily to change certain interest and financial covenant terms. Under the Note Amendment, the Company may, at its option, pay in cash semi-annually interest on the outstanding principal amount at a rate of 10.5% per annum; or allow interest to accrue and be added to the principal amount at a rate of 12.5%. Upon the occurrence of an event of default under the terms of the Note, the interest rate increases by 2.0% per annum until the Note is redeemed or the event of default is cured.  The Company elected to pay in cash the semi-annual interest payment due in September 2015 of $617 thousand.

The Company is subject to certain financial, affirmative and negative covenants, including a minimum EBITDA covenant beginning as of March 31, 2016, as set forth in the Note. Pursuant to the Note Amendment, if certain trailing EBITDA targets are not met as of June 30, 2015, September 30, 2015 or December 31, 2015, an additional $1.0 million of interest for each such quarter in which such EBITDA target is not met, becomes due at the earlier of maturity, redemption or acceleration. As of September 30, 2015, the Company was in compliance with all applicable covenants under the amended Note. The Note, as amended, also limits the original principal amount of the Note that Bison may convert to common stock under the conversion provisions of the Note.

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

The shares of Series C Preferred Stock are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months. The base amount is adjusted on each dividend payment date for the unpaid dividends accrued. The Company accrued dividends of $336 thousand and $956 thousand during the three and nine months ended September 30, 2015, respectively.

The shares of Series C Preferred Stock may be converted, at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price which was initially equal to $2.40 per share (the “Series C Conversion Price”). The Series C Conversion Price shall be proportionately adjusted for stock splits, combinations and similar recapitalizations, and shall be adjusted for future issuances of common stock. Upon conversion, all accrued, undeclared and unpaid dividends on the shares of Series C Preferred Stock so converted shall be cancelled.

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

Note 10 — Letter of Credit Agreement

On August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Kiphart (the “LOC Agreement”), which replaced a previous letter of credit agreement that the Company had entered into with Mr. Kiphart on December 7, 2012. Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause, at the Company’s request, the issuance of one or more letters of credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety, up to an aggregate amount of $1.3 million. The Kiphart Letter of Credit was used to guarantee certain obligations of the Company in connection with its performance under a contract between the Company and a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit was to terminate on December 31, 2019. The Company agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company also agreed to pay for or reimburse any fees and out-of-pocket expenses incurred by Mr. Kiphart in connection with the Kiphart Letter of Credit. All amounts due to Mr. Kiphart under the LOC Agreement are payable by the Company within ten business days of the Company’s receipt of a written demand thereof from Mr. Kiphart.

In addition, the Company agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent per annum. The Company accrued interest of $0 and $34 thousand during the three and nine months ended September 30, 2015, respectively.

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

In May 2015, the Company replaced the Kiphart Letter of Credit with restricted funds of the Company.

Note 11— Preferred Stock Dividends

The components of dividend expense are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Series A dividend	$—	$320	$—	$914
Series B dividend	—	201	—	550
Series C dividend	336	—	956	—
Deemed dividend on Series A	—	—	—	178
Deemed dividend on Series B	—	—	—	832

Total divdend expense	$336	$521	$956	$2,474

During the first nine months of 2015, the Company accrued dividends of $956 thousand on our Series C Preferred Stock. During the nine months of 2014, the Company accrued dividends of $914 thousand on our Series A Preferred Stock and $550 thousand on our Series B Preferred Stock.

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

Kuberski v. Lime Energy Co., et al., United States District Court for the Northern District of Illinois, Case No. 12 cv 7993. As previously disclosed, this putative shareholder derivative action alleged that several of the Company’s former officers and present and former directors breached their fiduciary duties to the Company from May 14, 2008 through the date of the action. On April 1, 2015, the parties entered a Stipulation and Agreement of Settlement, and a hearing on the proposed settlement was scheduled for July 7, 2015. On May 5, 2015, the Court entered a preliminary order approving the Stipulation and Agreement of Settlement. On July 7, 2015, the Court entered a final Order approving the settlement and dismissed the case with prejudice. The settlement amount was fully covered by the Company’s insurance policy.

SEC Investigation. In 2012, the SEC commenced an investigation with respect to certain of the Company’s revenue recognition practices and financial reporting.  The Company has cooperated with the SEC staff in the course of the investigation.  The Company has responded to the SEC’s document requests, and certain of the Company’s employees have given testimony to the SEC.  This investigation remains open, and the Company intends to continue to cooperate with the SEC staff.  Should the investigation result in a formal enforcement proceeding, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA. This purported “whistleblower” case was filed on November 10, 2014, alleging illegal retaliation by the Company for the plaintiff’s alleged disclosure of activity she believed violated the Securities Exchange Act of 1934, as amended. The plaintiff alleges that she made repeated disclosures to various individuals employed by the Company that certain accounting practices were improper and could lead to a restatement of financial statements. The plaintiff filed her complaint pursuant to the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.). This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy. Although the Company believes the lawsuit has no merit, the court has denied the Company’s motion to dismiss the case. The lawsuit remains in early stages and the Company intends to continue to defend itself vigorously.

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

The revenue and operating profit (loss) related to discontinued operations were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$450	$10	$633
Operating profit (loss)	$(46)	$136	$(267)	$187

The assets and liabilities related to discontinued operations were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Accounts receivable	$92	$404
Costs and estimated earnings in excess of billings on uncompleted contracts	209	209
Total current assets	301	613

Total Assets	$301	$613

Accounts payable	$—	$672
Accrued expenses	114	108
Billings in excess of costs and estimated earnings on uncompleted contracts	3	8
Customer deposits	18	18
Total current liabilities	135	806

Total Liabilities	$135	$806

Note 14 — Business Segment Information

All of the Company’s operations, including EnerPath’s operations, are included in one reportable segment, the Energy Efficiency segment.

Note 15 — Line of Credit — Heritage Bank of Commerce

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

On March 24, 2015, the Company acquired EnerPath International Holding Company (“EnerPath”). This acquisition impacted our operating results for the first nine months of 2015. To finance the EnerPath acquisition, the Company issued a subordinated convertible note to Bison Capital Partners IV, L.P. (“Bison”) due March 24, 2020 in the principal amount of approximately $11.7 million.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated Results (in thousands)

	Three Months Ended
	September 30,		Change
	2015	2014	$	%

Revenue	$32,160	$15,585	$16,575	106.4%
Cost of sales	21,125	10,735	10,390	96.8%
Gross profit	11,035	4,850	6,185	127.5%

Selling, general and administrative expenses	9,352	4,887	4,465	91.4%
Acquisition costs	529	—	529	0.0%
Amortization of intangibles	285	—	285	0.0%
Operating income (loss)	869	(37)	906	-2448.6%

Other income (expense), net	993	(8)	1,001	-12512.5%

Income (loss) from continuing operations before income taxes	1,862	(45)	1,907	-4237.8%

Income tax expense	(3)	—	(3)	0.0%

Income (loss) from continuing operations	1,859	(45)	1,904	-4231.1%

(Loss) Income from operation of discontinued business	(46)	136	(182)	-133.8%

Net Income	$1,813	$91	$1,722	1892.3%

The following table presents our consolidated results of operations as a percentage of revenue for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014

Revenue	100.0%	100.0%
Cost of sales	65.7%	68.9%
Gross profit	34.3%	31.1%

Selling, general and administrative expenses	29.1%	31.4%
Acquisition costs	1.6%	0.0%
Amortization of intangibles	0.9%	0.0%
Operating Income (loss)	2.7%	-0.2%

Other income (expense), net	3.1%	-0.1%

Income (loss) from continuing operations before income taxes	5.8%	-0.3%

Income tax expense	0.0%	0.0%

Income (loss) from continuing operations	5.8%	-0.3%

(Loss) Income from operation of discontinued business	-0.1%	0.9%

Net Income	5.6%	0.6%

Revenue. Our consolidated revenue increased $16.6 million, or 106.4%, to $32.2 million during the third quarter of 2015, from $15.6 million during the third quarter of 2014. The increase in revenue was driven primarily by the acquisition of EnerPath and by higher revenue from existing utility programs.

Gross Profit. The increase in revenue, in combination with an improved gross profit margin, led to a $6.2 million, or 127.5%, increase in our gross profit during the third quarter of 2015, as compared to the third quarter of 2014. Our gross profit margin improved from 31.1% during the third quarter of 2014 to 34.3% during the third quarter of 2015. This improvement in our gross profit margin was the result of improved efficiencies in existing programs and higher margin contributions from new programs (including EnerPath programs) and renewed programs. We believe our gross profit margin will remain in the same range for the fourth quarter of 2015; however, it will fluctuate up or down depending on the level of contribution from individual programs, all of which have slightly different margin profiles. The gross profit margin we earn in the future may also be affected by the addition of new programs or the loss of any of the existing programs.

Selling, General and Administrative Expenses. Our SG&A expenses increased $4.5 million, or 91.4%, to $9.4 million during the third quarter of 2015, from $4.9 million for the same period in 2014. With the acquisition of EnerPath, our combined SG&A expenses as a percentage of revenue declined to 29.1% for the third quarter of 2015, as compared to 31.4% for the same period in 2014. Our costs related to the restatement we completed in July 2013, the stockholder lawsuits, and the SEC investigation totaled $65 thousand during the third quarter of 2015, which was $29 thousand less than the $94 thousand we incurred during the third quarter of 2014.

Acquisition Cost. During the third quarter of 2015, we incurred costs of $529 thousand in connection with our acquisition of EnerPath. These costs included legal, accounting, banking, and other related transaction expenses. We did not incur any acquisition costs in the third quarter of 2014.

Amortization of Intangibles. Amortization expense for intangible assets for the third quarter of 2015 was $285 thousand. There was no amortization expense for intangible assets in the third quarter of 2014.

Other income (expense), net. Other income (expense), net was $1.0 million of expense during the third quarter of 2015, an increase of $1.0 million, compared to expense of $8 thousand for the same period in 2014.

Net interest expense was $279 thousand during the third quarter of 2015, compared to net interest expense of $8 thousand during the third quarter of 2014, an increase of $271 thousand. The components of interest expense for the three-month periods ended September 30, 2015 and 2014 were as follows (in thousands):

Three months ended September 30,	2015	2014

Line of credit	$9	$15

Subordinated notes - Related Party	246	20

Total contractual interest	255	35

Amortization of deferred issuance costs	18	—

Amortization of debt discount - Related Party	49	—

Total interest expense	$322	$35

Interest expense for the third quarter of 2015 was related to the Bison Note (as defined below) and the Kiphart Letter of Credit (as defined below).  Interest expense for the third quarter of 2014 was related to the 2014 Notes and the Kiphart Letter of Credit.

Amortization of deferred issuance costs and amortization of debt discount also contributed to our interest expense in the third quarter of 2015.

Our interest income increased $16 thousand to $43 thousand during the third quarter of 2015, from $27 thousand earned during the third quarter of 2014. Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables. The increase in amortization was due to an increase in our long-term receivable balances. We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value, which was determined to be $7.7 million and

$6.4 million as of June 30, 2015 and September 30, 2015, respectively. The decrease in the liability of $1.3 million was recorded as a gain from the change in fair value of derivative liability.

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

Preferred Stock Dividends

The components of dividend expense were as follows (in thousands):

Three months ended September 30,	2015	2014
Series A dividend	$—	$320
Series B dividend	—	201
Series C dividend	336	—
Total dividend expense	$336	$521

During the third quarter of 2015, we accrued dividends of $336 thousand on our Series C Preferred Stock.

On December 23, 2014, in connection with the issuance of Series C Preferred Stock, all then outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into shares of our common stock.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated Results (in thousands)

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%

Revenue	$82,409	$41,456	$40,953	98.8%
Cost of sales	55,003	28,462	26,541	93.3%
Gross profit	27,406	12,994	14,412	110.9%

Selling, general and administrative expenses	24,571	14,463	10,108	69.9%
Acquisition costs	1,467	—	1,467	0.0%
Amortization of intangibles	594	—	594	0.0%
Operating income (loss)	774	(1,469)	2,243	-152.7%

Other (expense) income, net	(2,945)	31	(2,976)	-9600.0%

Loss from continuing operations before income taxes	(2,171)	(1,438)	(733)	51.0%

Income tax benefit	1,165	—	1,165	0.0%

Loss from continuing operations	(1,006)	(1,438)	432	-30.0%

(Loss) Income from operation of discontinued business	(267)	187	(454)	-242.8%

Net loss	$(1,273)	$(1,251)	$(22)	1.8%

The following table presents our consolidated results of operations as a percentage of revenue for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014

Revenue	100.0%	100.0%
Cost of sales	66.7%	68.7%
Gross profit	33.3%	31.3%

Selling, general and administrative expenses	29.8%	34.9%
Acquisition costs	1.8%	0.0%
Amortization of intangibles	0.7%	0.0%
Operating income (loss)	0.9%	-3.5%

Other (expense) income, net	-3.6%	0.1%

Loss from continuing operations before income taxes	-2.6%	-3.5%

Income tax benefit	1.4%	0.0%

Loss from continuing operations	-1.2%	-3.5%

(Loss) Income from operation of discontinued business	-0.3%	0.5%

Net loss	-1.5%	-3.0%

Revenue. Our consolidated revenue increased $41.0 million, or 98.8%, to $82.4 million during the first nine months of 2015, from $41.4 million during the first nine months of 2014. The increase in revenue was driven primarily by the acquisition of EnerPath and higher revenue from existing utility programs. All the programs are running at steady-state levels; therefore, we expect our growth in future periods to continue to moderate, unless there is an increase or decrease in the number of programs on which we are working.

Gross Profit. The increase in revenue, in combination with an improved gross profit margin, led to a $14.4 million, or 110.9%, increase in our gross profit during the first nine months of 2015, as compared to the first nine months of 2014. Our gross profit margin improved from 31.3% during the first nine months of 2014 to 33.3% during the first nine months of 2015. This improvement was the result of improved efficiencies in existing programs and higher margin contributions from new programs such as the EnerPath programs, and renewed programs.

Selling, General and Administrative Expenses. Our SG&A expenses increased $10.1 million, or 69.9%, to $24.6 million during the first nine months of 2015, from $14.5 million for the same period in 2014. With the acquisition of EnerPath, our combined SG&A expenses as a percentage of revenue declined to 29.8% for the first nine months of 2015, as compared to 34.9% for the same period in 2014. Our costs related to the restatement of financial restatements that we completed in July 2013, the stockholder lawsuits, and the

SEC investigation totaled $287 thousand during the first nine months of 2015, which was $403 thousand less than the $690 thousand we incurred during the first nine months of 2014.

Acquisition Cost. During the first nine months of 2015, we incurred costs of $1.5 million in connection with our acquisition of EnerPath. These costs included legal, accounting, banking, and other related transaction expenses.

Amortization of Intangibles. Amortization expense for the intangible assets for the first nine months of 2015 was $594 thousand. There was no amortization expense for intangible assets in the first nine months of 2014.

Other (expense) income, net. Other (expense) income, net decreased from income of $31 thousand during the first nine months of 2014, to an expense of $2.9 million during the same period in 2015.

Net interest expense was $711 thousand during the first nine months of 2015, compared to net interest income of $31 thousand during the first nine months of 2014, an increase of $742 thousand. The components of interest expense for the nine-month periods ended September 30, 2015 and 2014 were as follows (in thousands):

Nine months ended September 30,	2015	2014

Line of credit	$43	$15

Subordinated notes - Related Party	645	20

Total contractual interest	688	35

Amortization of deferred issuance costs	39	—

Amortization of debt discount - Related Party	98	—

Total interest expense	$825	$35

Interest expense for the first nine months of 2015 was related to the Bison Note and the Kiphart Letter of Credit.  Interest expense through the third quarter of 2014 was related to the 2014 Notes and the Kiphart Letter of Credit.

Amortization of deferred issuance costs and amortization of debt discount also contributed to our interest expense in the first nine months of 2015.

Our interest income increased $48 thousand to $114 thousand during the first months of 2015, from $66 thousand earned during the first nine months of 2014. Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables. The increase in amortization was due to an increase in our long-term receivable balances. We expect our long-term receivable balances will continue to increase in the future due to increased use of extended payment terms by customers under some of our utility programs.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value which was determined to be $5.6 million and $6.4 million as of its issuance date and September 30, 2015, respectively. The increase in the liability of $0.8 million was recorded as a loss from the change in fair value of derivative liability.

Income Tax Benefit

Income tax benefit was $1.2 million for the first nine months of 2015. There was no income tax benefit or expense for the first nine months of 2014. Income tax benefit in 2015 included the release of a portion of the valuation allowance recorded against the Company’s deferred income tax assets. The valuation allowance was relieved when the Company acquired a net deferred income tax liability upon the acquisition of EnerPath.

Preferred Stock Dividends

The components of dividend expense were as follows (in thousands):

Nine months ended September 30,	2015	2014
Series A dividend	$	$914
Series B dividend		550
Series C dividend	956	—
Deemed dividend on Series A		178
Deemed dividend on Series B		832
Total dividend expense	$956	$2,474

During the first nine months of 2015, the Company accrued dividends of $956 thousand on our Series C Preferred Stock.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and cash equivalents of $8.1 million (including restricted cash of $1.3 million), compared to $6.0 million (including $500 thousand of restricted cash) as of December 31, 2014.

Our principal cash requirements are for operating expenses, the funding of accounts receivable, and capital expenditures. Since our inception, we have financed our operations primarily through the sale of equity, as well as various forms of secured debt.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (in thousands):

Nine months ended September 30,	2015	2014

Net cash provided by (used in) operating activities	$1,951	$(8,193)
Net cash used in investing activities	(11,930)	(443)
Net cash provided by financing activities	11,262	2,989

Net Increase (Decrease) in Cash and Cash Equivalents	$1,283	$(5,647)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$6,756	$1,293

Operating Activities

Operating activities generated cash of $2.0 million during the nine-month period ended September 30, 2015 as compared to consuming cash of $8.2 million during the same period in 2014.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management splits the cash used or provided by operating activities into two pieces: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  Our management believes splitting the cash used or provided by operating activities this way makes it is easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

Nine Months Ended September 30,	2015	2014

Net Loss	$(1,273)	$(1,251)

Provision for bad debt	426	688
Share-based compensation	642	237
Depreciation and amortization	1,230	546
Change in derivative liability - Related Party	814	—
Loss on extinguishment of debt - Related Party	1,420
Deferred income tax benefit	(1,246)
Interest on Sub Notes added to principal - Related Party	28	—
Amortization of deferred financing costs	39	—
Amortization of original issue discount - Related Party	98	—
Establishment of restricted funds to release Letter of Credit	(1,300)	—
Release of restricted funds	500	—

Cash generated by operating activities before changes in assets and liabilities	$1,378	$220

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(4,706)	$(2,021)
Inventories	239	—
Costs and estimated earnings in excess of billings on uncompleted contacts	(1,646)	(2,080)
Prepaid and other	(767)	(265)
Assets of discontinued operations	312	1,710
Accounts payable	5,266	1,826
Accrued expenses	1,843	(1,648)
Billings in excess of costs and estimated earnings on uncompleted contracts	639	(1,306)
Other current liabilities	64	(2,518)
Liabilities of discontinued operations	(671)	(2,111)

Cash generated (consumed) from changes in assets and liabilities	$573	$(8,413)

The reconciliation to net cash used in operating activities as reported in our Consolidated Statement of Cash Flows is as follows (in thousands):

Nine Months Ended September 30,	2015	2014

Cash consumed by operating activities before changes in assets and liabilities	$1,378	$220

Cash generated (consumed) from changes in assets and liabilities	573	(8,413)

Net cash provided by (used in) operating activities	$1,951	$(8,193)

The cash generated by operating activities before changes in assets and liabilities increased $1.2 million, or 526.4%, to $1.4 million during the first nine months of 2015, as compared to $220 thousand generated during the first nine months of 2014.  This increase was due to a decrease in the cash loss (net income excluding non-cash items) for the period.

Changes in assets and liabilities generated cash of approximately $573 thousand during the first nine months of 2015, as compared to $8.4 million consumed during the first nine months of 2014.  We expect to generate/consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods, if our sales grow as we anticipate they will.

Investing Activities

We consumed $11.9 million of cash in investing activities during the first nine months of 2015, compared to $443 thousand during the first nine months of 2014. The cash consumed during the first nine months of 2015 included the $11.0 million used to acquire EnerPath and $777 thousand used for capital expenditures, $466 thousand of which was used to continue to develop the software platform used by our utility programs.  In addition, we consumed $153 thousand of cash for product software development costs.  All of the cash consumed during the first nine months of 2014 was for capital expenditures, the largest portion of which was used to continue to develop our software platform.

Financing Activities

During the first nine months of 2015, financing activities generated $11.3 million of cash compared to $3.0 million generated during the first nine months of 2014.  During the nine-month period ended September 30, 2015, we raised approximately $11.7 million from the issuance of the Bison Note. This was partially offset by $480 thousand of cash paid for deferred financing costs on the Bison Note and the secured revolving line of credit.  During the nine-month period ended September 30, 2014, we raised $2.0 million through the sale of shares of Series B Preferred Stock and $1.0 million from the issuance of the 2014 Notes. This was partially offset by $11 thousand of costs related to the preferred stock issuance.

Sources of Liquidity

Our primary sources of liquidity are our available unrestricted cash reserves and our $6 million revolving line of credit with Heritage Bank of Commerce.

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

Also, on August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Kiphart (the “LOC Agreement”), which replaced a previous letter of credit agreement that the Company had entered into with Mr. Kiphart on December 7, 2012. Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause, at the Company’s request, the issuance of one or more letters of credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety, up to an aggregate amount of $1.3 million. The Kiphart Letter of Credit was used to guarantee certain obligations of the Company in connection with its performance under a contract between the Company and a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit was to terminate on December 31, 2019. The Company agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company also agreed to pay for or reimburse any fees and out-of-pocket expenses incurred by Mr. Kiphart in connection with the Kiphart Letter of Credit. All amounts due to Mr. Kiphart under the LOC Agreement were payable by the Company within ten business days of the Company’s receipt of a written demand thereof from Mr. Kiphart.

In addition, the Company had agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent per annum and the Company accrued interest of $14 thousand and $34 thousand during the three and nine months ended September 30, 2015, respectively.

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

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2015, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, cannot provide absolute assurance that all its objectives are met. Because of the inherent limitations of any internal control system, internal control over financial reporting cannot provide absolute assurance that all control issues, if any, within a company have been detected.

PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings, which are subject to many uncertainties and the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company is currently party to the following material legal proceedings:

Kuberski v. Lime Energy Co., et al., United States District Court for the Northern District of Illinois, Case No. 12 cv 7993. As previously disclosed, this putative shareholder derivative action alleged that several of the Company’s former officers and present and former directors breached their fiduciary duties to the Company from May 14, 2008 through the date of the action. On April 1, 2015, the parties entered a Stipulation and Agreement of Settlement, and a hearing on the proposed settlement was scheduled for July 7, 2015. On May 5, 2015, the Court entered a preliminary order approving the Stipulation and Agreement of Settlement. On July 7, 2015, the Court entered a final Order approving the settlement and dismissed the case with prejudice. The settlement amount was fully covered by the Company’s insurance policy.

SEC Investigation. In 2012, the SEC commenced an investigation with respect to certain of the Company’s revenue recognition practices and financial reporting.  The Company has cooperated with the SEC staff in the course of the investigation.  The Company has responded to the SEC’s document requests, and certain of the Company’s employees have given testimony to the SEC.  This investigation remains open, and the Company intends to continue to cooperate with the SEC staff.  Should the investigation result in a formal enforcement proceeding, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA. This purported “whistleblower” case was filed on November 10, 2014, alleging illegal retaliation by the Company for the plaintiff’s alleged disclosure of activity she believed violated the Securities Exchange Act of 1934, as amended. The plaintiff alleges that she made repeated disclosures to various individuals employed by the Company that certain accounting practices were improper and could lead to a restatement of financial statements. The plaintiff filed her complaint pursuant to the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.). This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy. Although the Company believes the lawsuit has no merit, the court has denied the Company’s motion to dismiss the case. The lawsuit remains in early stages and the Company intends to continue to defend itself vigorously.

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

LIME ENERGY CO.:

Dated: November 12, 2015	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(principal executive officer)

Dated: November 12, 2015	By:	/s/ Mary Colleen Brennan
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

4.1

Loan and Security Agreement dated July 24, 2015, by and between the Company and Heritage Bank of Commerce (incorporated by reference from Exhibit 4.1 to the Company’s Periodic Report on Form 10-Q filed on August 14, 2015).

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

101*

The following financial information from Lime Energy Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flow, and (v) Notes to Condensed Consolidated Financial Statements.

*           Filed herewith.

**    Furnished herewith.