Form 10-K
period 2015-12-31
LIME ENERGY CO.
filed 2016-03-30
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-16265

LIME ENERGY CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4197337 (I.R.S. Employer Identification No.)

4 Gateway Plaza, 100 Mulberry Street, Newark NJ (Address of principal executive offices)	07102 (Zip Code)

Registrant’s telephone number, including area code (201) 416-2559

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.0001 par value	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $11,357,617 based on the reported last sale price of common stock on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 30, 2016, there were 9,612,062 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders, to be filed within 120 days after registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying the forward-looking statements:

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

•                  it is difficult for us to estimate our future operating results;

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

The factors listed above should not be construed as exhaustive and should be read in conjunction with the risk factors that are included in Item 1A below. Any forward-looking statements speak only as of the date the statement is made and, except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

Part I

Item 1.  Business.

Lime Energy Co. (“Lime Energy” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) provides utilities with the comprehensive customer relationship services that they need in order to satisfy their shareholders, regulators and customers.  Lime is an acronym for Less Is More Efficient, which reflects our focus on reducing energy consumption. Working on behalf of utilities and with their business customers, Lime Energy delivers energy services that result in customer satisfaction, grid reliability, and cost-effective environmental compliance. Our innovative contracting methods and software platform enable the integrated delivery of energy efficiency, demand response, renewable energy, customer engagement, and behavioral change.  We believe that the next century of energy infrastructure investment will focus on the customer side of the meter, and Lime Energy is helping utilities build the new business model that this energy future demands.

We are a leader in designing and implementing energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals. We offer utilities energy efficiency program delivery services targeted to their small- and mid-sized business customers.  Our programs help these businesses use less energy by upgrading existing equipment with new, more energy efficient equipment.  This service allows the utilities to delay investments in new power plants and transmission and distribution upgrades while cost-effectively complying with environmental regulations. The same programs provide benefits to their customers in the form of lower energy bills, improved equipment reliability, reduced maintenance costs, and a better overall operating environment.

We currently deliver energy efficiency programs for 12 of the 25 largest electric utilities in the United States, including the largest investor-owned utility and the largest public utility. We focus on deploying direct install energy efficiency solutions for small- and mid-size commercial customers that improve energy efficiency, reduce energy-related expenditures, and lessen the impact of energy use on the environment.  These programs include energy efficient lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements, and appliance recycling. Our small business energy solutions (SBES) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

Our SBES integrated services model is an easy and affordable turnkey solution. We contract with our utility clients to design and market energy efficiency programs within a defined territory, perform technical audits, sell customized solutions to end-use customers, and oversee the implementation of the energy efficiency measures. We deliver these programs for our utility clients on a performance basis, where we are only paid for delivered energy efficiency resources and realized savings.

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

•                  SBES Proliferation: U.S. customer-funded electricity efficiency budgets totaled $7.7 billion in 2013, comprised of programs promoting energy efficiency, load management/demand response and evaluation, measurement, and verification.  This market is forecasted to grow to $15.6 billion by 2025.  Our research of this segment indicates that current small business energy efficiency spending is approximately 5% of all U.S. energy efficiency programs.  Given the cost-effectiveness of Lime’s SBES programs and the associated benefits of customer engagement and customer satisfaction for the utilities, we believe that the small business energy efficiency market will grow to 10% of all customer-funded spending by 2020.  As we continue to add services to our utility offerings, we believe that we will increase the market opportunity across other segments of the customer-funded electricity efficiency market.

•                  Regulation: Federal and state regulatory pressures are pushing utilities to increase the amount of energy efficiency and renewable energy in their integrated resource plans (IRPs).  Twenty-four states now have some form of Energy Efficiency Resource Standard (EERS) or Energy Efficiency Portfolio Standard (EEPS) in place that requires utilities to achieve a target level of energy sales reductions through energy efficiency. These states make up around 60% of all U.S. electricity sales.

•                  Resources: Due to the small size and lower consumption of their small business customers, utilities have not actively managed these customers in the past. Utilities lack the internal resources to effectively bring products and services to these customers as internal customer relationship personnel are typically focused on large industrial, municipal, and commercial customers. This historical weakness in small business customer service, combined with an aging workforce, makes utilities ripe targets for the type of third-party customer service and energy efficiency delivery offered by Lime Energy.

History and Business Development

We were formed as a Delaware limited liability company in December 1997 under the name Electric City LLC.  In June 1998, we reorganized as a Delaware corporation. In September 2006, we changed our name to Lime Energy Co.

On February 25, 2008, our stock began trading on the NASDAQ Capital Market under the trading symbol “LIME.”  Prior to the listing of the Company’s common stock on NASDAQ, the common stock was traded on the OTC Bulletin Board.

In June 2008, we expanded our business with the acquisition of Applied Energy Management, Inc. (“AEM”), a provider of energy engineering and consulting services and energy efficiency services similar to our then existing energy efficiency lighting solutions.  In addition, it provided mechanical and electrical conservation services, water conservation services and renewable energy solutions primarily for government and municipal facilities.

We began serving utility services clients and providing utility energy efficiency program services in 2009. In 2013, we sold our energy service companies subcontracting business in order to focus all our resources on utility direct install programs. We also re-structured our executive management team to focus the Company on providing utilities with innovative program delivery services including integrated customer engagement, marketing and sales, and implementation of energy efficiency measures for utility end-use customers.

On March 24, 2015, we acquired EnerPath International Holding Company, a leading provider of software and technology solutions for utilities (“EnerPath”). This technology allows us to deliver energy efficiency at scale to hard-to-reach customers including small businesses and residential customers.  EnerPath had a 23-year track record of working with many of the nation’s leading utilities. With this addition, we combined the software and technology platform of EnerPath with our strengths in sales and project implementation — creating the first-ever company dedicated to bringing energy efficiency at scale to hard-to-reach markets.

In June 2015, we relocated our headquarters to Newark, NJ as part of our continued refocus on our SBES programs.  We also started a major corporate rebranding that involved the overhaul of our logo, our website, and our brand identity. Together, these changes will help Lime Energy transform into a more modern, more agile company better able to meet the evolving needs of both utilities and small- and mid-sized businesses.

Products and Services

Utility Program Management Services

As part of our Utility Program Management and Implementation services, we provide utilities with a single point solution for acquiring energy efficiency resources in their customers’ facilities.  Our wide range of services includes program design, program administration, marketing and sales, customer recruitment, auditing and implementation, and energy measurement and verification (“EM&V”) of energy efficiency projects. These services provide our utility clients with a reliable and economically attractive means to meet state-mandated Energy Efficiency Resource Standards. They also provide targeted relief to overburdened distribution systems, stimulate local economies, create local jobs, and reduce the environmental impacts of utility operations.

We typically provide these services in a bundled offering, although they have historically been provided in the industry as stand-alone services. The services include:

Program Design

We design SBES programs that utilize our technology platform and historical energy efficiency program data. These SBES programs enable utilities to more cost effectively utilize their demand-side management budgets to acquire energy efficiency resources in customer facilities. Our primary focus has been the small business customer segment, where we have a great deal of historical program data. Since 2009, we have invested heavily in the tools and processes that make the implementation of these programs cost-effective in a customer segment that has been traditionally ignored due to the high fixed cost of acquiring each small project.

Program Administration

We provide administration of utility SBES programs, managing all aspects of program implementation. In this role, we work closely with the utility on areas including customer data management, program data tracking, coordination with utility protocols and standards and program reporting. Our engagements typically include heavy involvement by our technology team with our utility client’s IT team for data gathering and reporting, including end-use customer data security.

Customer Recruitment - Marketing and Sales

To recruit customers to participate in our SBES programs, we design and implement marketing campaigns including telemarketing, brochures and mailers, traditional media, hosted events, social media, and neighborhood canvassing. We have a sales force in each program that is responsible for identifying prospects, managing the audit and proposal process, and obtaining signed contracts for energy efficiency project implementation within our contracted territory.

Auditing and Customer Project Implementation

We have a technical team that provides audits of a customer’s facilities in support of customer proposals. This technical staff is responsible for calculating projected customer energy savings, constructability review, and equipment specification. Our construction management team manages our relationships with equipment vendors and installation subcontractors with the responsibility for customer satisfaction and turnkey project implementation through closeout.

We have a national presence in key states that have instituted mandates and initiatives to support utility energy efficiency programs.  We have approximately 270 employees in 14 offices across seven states and three regional operation centers in Woodbridge, NJ, Redlands, CA, and Huntersville, NC.  Our offices are staffed with professionals who have significant expertise in utility energy efficiency program implementation, marketing, sales, energy auditing, and construction.  Each program team is supported by corporate resources from dedicated functional areas.  The majority of our professionals are hired locally in the service territory for our applicable utility client.  We are able to maintain a highly scalable business model that deploys our professional employees to both work on ongoing programs and quickly launch programs in new markets.

Our program delivery model is comprised of:

•                 Program Startup: We provide program design services that include development of a go-to-market strategy, cost-benefit analysis, energy conservation measure selection and implementation plans. At this stage, we also conduct in-depth territory analysis and put in place the resources and infrastructure needed to successfully operate the program. We deploy our technology-enabled programs by working with utilities on data analytics of specific customer information.

•                 Customer Engagement & Market Segmentation:  Our customer engagement services include creation of a comprehensive program marketing plan and market segmentation analysis as well as development of a customer database, efficiency measure database, and customized cloud-based audit, proposal, job tracking and real-time reporting tools utilizing our proprietary technology platform. Our commitment to customer satisfaction fosters long-term customer engagement which has been useful for generating word-of-mouth discussion of our programs and potential for remarketing to satisfied customers.

•                 Implementation Services: We provide complete turnkey implementation services through a network of trade allies comprised of thoroughly vetted local contractors. Energy efficiency measures offered under current programs include lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements, and appliance recycling. Our field teams of energy advisors consider factors such as current facility infrastructure, best available technologies, building environmental conditions, hours of operation, energy costs, available incentives and covered measures in selecting the best measure to implement at a customer’s facility. Once a customer has signed a contract, we purchase the required equipment and supervise the installation performed by one of our trade allies.

Technology

Our collaborative and secure technology platform combines cloud-based computing technology with data analytics to provide real-time customer relationship management (“CRM”), field audit data, and customer tracking.  The platform is integrated throughout our SBES process, from marketing campaigns through purchase orders, material pick lists, waste management, and reporting.  Our utility clients have access to dashboard views and reporting, which enables them to track program process in real-time.  We offer the following solutions as part of our technology suite:

•                  Territory Analytics: Targeted utility customers are analyzed and scored to create an energy reduction profile.  We can then implement targeted marketing plans and identify sales opportunities by selected metrics such as behaviors, business type, and available efficiency measures.

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

•                  Measurement and Verification: We have started to implement new EM&V technology, giving us, the utilities, and small business customers a more detailed understanding of the energy savings generated through our programs. These EM&V capabilities are currently being piloted through our ongoing partnership with National Grid, an electricity and natural gas delivery company that connects millions of customers to vital energy sources through its networks in New York, Massachusetts, and Rhode Island.

Sales and Marketing

Our sales and marketing efforts are focused on three key areas:

•                  Developing and deploying SBES programs in states that are driving energy efficiency programs and regulations

•                  Expanding existing programs into new territories with affiliates of existing utility clients

•                  Expanding product and service sets within existing programs and new program opportunities

Our key competitive advantage involves a risk-mitigated, performance-based offering to our utility clients whereby we bundle the costs of administering these programs and price the installed measures on a holistic basis.  By integrating the costs of program administration, customer sales and marketing, project scoping and implementation, and reporting into a single cost, we eliminate upfront costs for our utility clients and only charge for delivered savings.  Our utility clients incur lower program costs and achieve a more attractive cost/benefit result with a higher level of outcome predictability.

Our primary core competencies and market differentiation include a deep expertise in customer identification and acquisition and project implementation for the small- to mid-sized business segments.  This involvement in all aspects of the program gives us a second competitive advantage — providing a uniform experience to the business customer on behalf of the utility.  These deep customer touch points allow us to deliver additional services on behalf of our utility clients (e.g., multi-measure energy conservation measures, demand response, telemetry, and distributed generation).  By reducing the upfront sales acquisition costs for these products and services, we can deliver a lower cost to the utilities. Similarly, by delivering these products and services through a consistent and existing sales channel, we realize higher margins.

We leverage the advantages of our predictable delivery model by marketing these cost/benefit advantages to utilities and their regulatory commissions, driving new program funding and increasing our likelihood of securing contracts for these programs.  We expect these funding sources to come from newly-formed cost recovery mechanisms as well as the reallocation of funds from existing programs that fail to achieve the cost/benefit advantages provided by our small- to mid-sized business program model.

Clients

During 2015 we had 13 active direct install programs, 12 of which are with utilities that are ranked as one of the 25 largest electric utilities in the country.  We derived approximately 69% of our 2015 consolidated revenue from continuing operations from our four largest utility programs including the New

Jersey Board of Public Utilities, Iberdrola, and SCPPA that generated 16%, 12% and 12% of our revenue, respectively.  During 2014 our four largest utility clients were responsible for 78% of our consolidated revenue, with the New Jersey Board of Public Utilities, Niagara Mohawk (National Grid), and Central Hudson Gas & Electric, accounting for 22%, 17% and 12% of our consolidated revenue, respectively. The following is a summary of some of our existing customer relationships. Substantially all of our business is dependent on our contracts with these customers:

Lime Program	Client	Eligible Customers	Contract Term
O&R SBDI	Consolidated Edison	25,000 Small Businesses	2016
NYSEG/RGE SBDI	Iberdrola	80,000 Small Businesses	2016
LADWP SBDI	Southern California Public Power Authority	100,000 Small Businesses	2016
TVA SBDI	TVA Members	5,000 Small Businesses	2016 - 2017
RPU	Riverside Public Utility - SCPPA	10,000 Small Businesses	2016
National Grid SBDI	National Grid	60,000 Small Businesses	2014 - 2016
New Jersey Direct Install	TRC	50,000 Small Businesses	2011 - 2015
PSE&G Municipal DI	PSE&G	1,000 Municipalities and Non-profits	2016- 2017
Long Island Power Authority SBDI	Long Island Power Authority	90,000 Small Businesses	2011 - 2015
Central Hudson Gas & Electric SBDI	Central Hudson Gas & Electric	50,000 Small & Medium Businesses	2012 - 2016
Eversource SBDI	EverSource Energy	8,300 Small Businesses	2016 - 2017
AEP Ohio SBDI	AEP Ohio	88,000 Small Businesses	2014 - 2016

Orange and Rockland Utilities

In November 2013, Orange and Rockland Utilities enlisted us to roll out a Small Business Direct Install program across its two-county territory. We have since provided lead generation, marketing, sales, auditing and installation for this initiative. By enrolling in the program, small business customers under 110 kW can receive upgrades to their lighting and commercial refrigeration, with the utility paying up to 70% of the cost. Measures include LEDs, exit signs, pole tops, wall packs, canopies and commercial refrigeration. Since 2013, we have enrolled over 1,000 customers in the program who together are expected to save over 1,546,000 kWh.

NYSEG and RG&E

We are the sole provider for the Small Business Energy Efficiency Program of New York State Electric & Gas (“NYSEG”) and Rochester Gas and Electric (“RG&E”).  This program, which is designed to provide energy efficiency solutions to NYSEG and RG&E’s hard-to-reach small business customers, began in 2010 and spans 44 counties across New York State. Through this program, customers with usage under 110 kW are eligible to receive up to 50% incentive towards energy efficiency upgrades. The offerings in this program began as CFLs and exit lighting and have expanded to a wide variety of measures. Customers can now receive interior LEDs and exterior pole tops, canopies, wall packs and more. In addition, customers with commercial refrigeration are eligible to receive control measures to reduce their refrigeration costs. Since inception, we have managed all elements of the program including marketing, sales, auditing, and installation resulting in the enrollment of over 18,000 small business customers. These upgrades collectively should save customers over 208,000 MWh of electricity on an annual basis. On March 8, 2016, we received a one-year contract extension for the program, with an estimated value of $12 million, continuing our successful partnership with the utility.

LADWP

We are delivering a small business lighting program for the Los Angeles Department of Water and Power (“LADWP”). Since 2008, we have enrolled over 51,000 small businesses saving LADWP and its customers 224 million kWh per year, 47MW of peak demand and $34 million in electric bills.  We have also provided lead generation identifying roughly 9,000 HVAC tune-ups and 6,000 programmable thermostats. Our door-to-door marketing approach effectively installs efficiency upgrades at over 98% of all the sites audited with over 99% customer satisfaction to date.

TVA

We are the sole administrator of the Main Street Efficiency Program for the Tennessee Valley Authority (“TVA”). A pilot was launched under the direction of TVA in conjunction with its power distributor, Knoxville Utilities Board in January 2013.  After several years of successful operation, the program was expanded to accommodate the area served by Memphis Light, Gas and Water utility (MLGW).  The program offers incentives of 50% to customers with demand up to 100 kW to upgrade their exterior lighting. We provide sales, lead development, auditing, customer enrollment, and installation management services. The underlying $20 million agreement has a term ending on August 2, 2017.

Riverside Public Utilities (RPU), Residential Electric & Gas Main Street Efficiency Project

In November 2014, we were awarded the Small Business Direct Install contract from Riverside Public Utilities in California (“RPU”). Through this program we, together with RPU, offer a large variety of efficiency upgrades including LEDs, HVAC tune-ups, low flow toilets and low flow spray valves. Customers can receive $1,000 for energy upgrades and $500 for water-saving measures. Between 2014 and 2015, we delivered energy solutions to 272 customers through this program. Together, those customers are saving 810,480 kWh, 1,155 gallons of water and 236 kW of electricity. Lime Energy has partnered with RPU since 2003, delivering energy solutions to over 2,000 total customers.

National Grid, Small Business Direct Install Program

We are providing program management and implementation services for National Grid’s Small Business Energy Efficiency Program, one of the nation’s most successful demand-side management (DSM) programs. We are the exclusive provider for the Western New York and Frontier regions of National Grid’s New York State service territory.  This program is designed for the hard-to-reach small commercial and industrial market, serving customers with demand of less than 110 kW. The program provides incentives of up to 70% of project costs for upgrades including energy efficient lighting, lighting controls and refrigeration measures, and gives customers the ability to finance the customer share of the cost for up to 24 months.  We have been the top performer under this program every year since its inception in 2009, installing upgrades for over 8,500 customers and helping them save a combined 238,469 MWh.

Central Hudson Gas & Electric, Commercial Lighting Direct Install Program

As the exclusive provider for this program, we provide energy-efficient lighting facility upgrades for business customers throughout Central Hudson’s service territory, located in the Mid-Hudson Valley region of the State of New York.  Central Hudson’s Direct Install Programs serve small-sized commercial customers, as well as municipalities with peak demand of 100 kW or less, and mid-sized businesses with peak demand of 100kW to 350 kW, providing incentives that cover up to 70 percent of the cost of implementing these energy efficiency projects. We began work under this contract in late spring 2012.

American Electric Power — Ohio, Express Small Business Direct Install Program

We are the exclusive provider of comprehensive energy efficiency upgrades for the AEP Ohio Express program, which serves small commercial customers with annual consumption of less than 200,000 kWh.  As part of the program, AEP Ohio incentivizes these customers to reduce wasted energy and lower their monthly electric bills by paying up to 80% of the project cost to complete an energy retrofit. Our three-year performance-based contract with AEP Ohio has the potential to save participating small business customers over 30,000 MWh of annual energy usage.  We began operations under this contract in late 2012 and in 2014 we were awarded the re-compete for the program, which will run through the end of 2016.

Public Service Electric & Gas, Energy Efficiency Direct Install Program

Since 2012, we have provided comprehensive multi-measure efficiency retrofits for municipalities, with territory exclusivity in 42 Northern New Jersey towns with Public Service Electric & Gas (“PSE&G”).  PSE&G is one of the largest combined electric and gas companies in the United States and is also New Jersey’s oldest and largest electric and gas utility. The program currently serves municipalities, not-for-profits, and small businesses in urban enterprise zones.  The projects are funded in whole by PSE&G, with each municipality re-paying 30% of the project cost through on-bill financing. This 70% incentive allows municipalities to capitalize on PSE&G’s commitment to satisfy increasing power needs through investments in efficiency in their customers’ facilities.  We were awarded a re-compete for the program, which will run through 2017.

EverSource Electric & Gas, Small Business Direct Install Program

Since 2012, we have provided comprehensive electric and gas energy efficiency upgrades for EverSource (formerly NSTAR) to small and mid-size businesses, with territory exclusivity in Newton, Dedham, Needham, and Westwood, Massachusetts. EverSource, the largest Massachusetts-based-investor-owned gas and electric utility, has been a leader in providing customer-focused energy efficiency programs for the last two decades in Massachusetts.  The term of the contract, originally expected to be from 2012-2014, was extended through 2015. We were recently awarded a re-compete for the program, which will run through 2017.

New Jersey’s Clean Energy Program, Small & Medium Business Direct Install Program

Under this state-run program, we have exclusive rights to offer incentives to offset 70% of the cost of upgrading lighting and HVAC equipment to small businesses and municipalities with peak demand of up to 200kW located in Bergen, Essex, Passaic, Hudson and Union counties in New Jersey. Since 2010, we have been the leading contractor in the state, providing over 33% of recorded energy savings and completing over 1,900 projects. This program was placed on hold by the New Jersey Board of Public Utilities in late 2015 and we are currently awaiting an extension of the contract in 2016.

Long Island Power Authority, Small Business Energy Efficiency Program

Since 2009, we had been the exclusive provider of this program that covers selected portions of Long Island Power’s (“LIPA”) operating territory on Long Island, New York.  This program had a particular focus on reducing demand in load pockets susceptible to brown-outs and/or black-outs on peak demand days.  Under this program, we were responsible for the program’s implementation and management, including marketing, lead development, customer enrollment, auditing, and installation management of energy-efficient lighting.  The program offered qualifying small businesses with peak demand of up to 145 kW incentives of up to 70% toward the cost of implementing energy efficiency upgrades. The program was part of LIPA’s $900-plus million “Efficiency Long Island” strategy to defer distribution and generation system upgrade costs by reducing peak energy demand.  This program was discontinued effective March 31, 2015.

Competition

Utility Program Administrators

Utility demand-side management programs have existed for more than 20 years in the U.S., primarily in Northeast and West Coast states.  Various companies have been providing various forms of management services to utilities for these programs since their inception.  Traditionally, these suppliers have been large consulting firms that design demand-side management programs for the utility and/or provide program administration, with their fees often unrelated to actual performance of the program.  In most cases, they set up a network of trade ally contractors that are trained in the incentive program details, with these contractors being responsible for marketing, developing and implementing the energy efficiency projects at utility customers’ facilities.  Typically, there is no territorial exclusivity under these programs for trade allies and they often fail to serve small businesses.

SBDI Firms

As the effectiveness of traditional demand-side management programs has begun to decline or fail to keep up with the increasing requirements of EERS mandates, utilities have begun to focus on and expand funding to the largely underserved small business segment of their market to make up the shortfall.  Utilities that have not historically utilized small business direct install (“SBDI”) programs have begun to implement them and utilities that have used these programs in the past are looking to expand them.  As the demand for these programs has grown, new players have entered the market to supply various forms of services to support the programs.  These new competitors include vertically integrated providers like us as well as a proliferation of smaller regional engineering firms and local contractors.  Some of these players have won multiple contracts, sometimes in different regions of the country; however, we do not know of any competitor that has won as many contracts as we have.

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

Compliance with Environmental Laws

Our products and services are not subject to any federal, state or local environmental laws the compliance with which would have any material effect upon our capital expenditures, earnings or competitive position.  We use licensed waste disposal firms to handle and dispose of old lamps, batteries, lighting ballasts and other products that may contain heavy metals, and other potential environmental hazards.

Intellectual Property

As of December 31, 2015, we had three registered trademarks or service marks and one copyright.

Employees

As of March 2, 2016, we had 263 full time employees and 7 part-time or temporary employees, of which 34 were management and corporate staff, 17 were in information technology, 58 supported program administration, 121 were engaged in sales, sales support or marketing, and 40 were engaged in project management, product installation, customer support, and field service.

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

Because of our negative cash flow, we have funded our operations through the issuance of common and preferred stock and debt. Our ability to continue to operate until our cash flow turns positive on a consistent basis may depend on our ability to continue to raise additional funds through the issuance of equity or debt. We may not be able to raise additional funds on terms that are acceptable to us or at all. If we are not successful in raising any needed additional funds, we might have to significantly scale back or delay our growth plans, seek to sell the Company or cease operations altogether. Any reduction or delay in our growth plans could materially adversely affect our ability to compete in the marketplace, take advantage of business opportunities and develop or enhance our services and technologies, which could have a material adverse effect on our business, results of operations and financial condition.

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

Despite the sale of our public sector business in 2013, our revenues have remained somewhat seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the last two quarters of each year. In addition, utility contracts can be subject to changes in budget allocations for the programs.  In the past, we experienced a situation where funds allocated for a program we were operating under were diverted to other uses with no warning, reducing our expected revenue under the program.  As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

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

We derive substantially all of our revenue from thirteen utility contracts.  In 2015, four of these contracts generated 69% of our total revenues.  While these contracts are typically multi-year, the utilities are required to re-bid them at the end of their terms; therefore, our ability to retain these contracts is not assured.  It is also possible that utilities could have a change of strategy for achieving their energy efficiency goals, de-emphasizing the small-business direct install programs under which we currently operate.  A utility could also decide to reduce the incentives available to small businesses under a program, thereby reducing the effectiveness of our sales efforts.  The loss of, or substantial reduction in, sales to any of our utility clients could have a material adverse effect on our business, results of operations and financial condition.

Failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions.

Our success depends on our ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by the subcontractors upon which we depend.  Almost all of our energy efficiency solutions are installed by contractors or subcontractors.  Any delays, malfunctions, inefficiencies or interruptions in the installation of our energy efficiency solutions caused by our subcontractors could put us at risk of a utility terminating a contract prematurely, jeopardize our ability to retain a contract when it comes up for renewal, and harm our reputation in the marketplace.  Such delays could also result in additional costs that could affect the profit margin of our projects.

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

When we retrofit a client’s facility, we assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous waste disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability against us, or could expose our workers, our subcontractor’s workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers and subcontractor’s workers are sometimes required to work in hazardous environments that present a risk of serious personal injury which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

Our ability to use our net operating loss carry forwards will be subject to additional limitation, which could potentially result in increased future tax liability.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including our public offering in 2009, the issuance of our Series C Preferred Stock (as discussed below), and the conversion of all of our outstanding Series A & B preferred stock in 2014 and the conversion of all of our then-outstanding convertible notes in 2014.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to $140 million as of December 31, 2015, to offset U.S. federal taxable income will be subject to limitations, which will likely result in increased future tax liability.  Future shifts in our equity ownership, including transactions in which we may engage, may cause additional equity ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.  In addition, these limitations could cause us not to pursue otherwise favorable acquisitions or other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions.

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

These transactions also involve risks, including:

•                 an acquisition may not result in an increase in income or provide an adequate return of capital or other anticipated benefits;

•                 we may fail to successfully integrate newly acquired businesses into our operations and internal controls;

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

Our failure to comply with covenants contained in our loan agreements could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.

Our loan agreements with our creditors, Heritage Commerce Bank (“Heritage Bank”) and Bison Capital Partners IV, L.P. (“Bison”), contain various business and financial covenants that restrict our ability to, among other things, dispose of or sell our assets, consolidate or merge with other entities; incur additional indebtedness, create liens on our assets, make investments, etc. In the future, we may also enter into other loan agreements or debt arrangements containing similar or different restrictive covenants. Complying with these covenants could limit our financial and operational flexibility.

Our loan agreements also require us to comply with certain minimum consolidated EBITDA covenants, but our ability to meet these financial covenants can be affected by events beyond our control. Failing to comply with these covenants could result in an event of default under the loan agreements, which could result in us being required to repay the amounts outstanding thereunder prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.

For further discussion of our debt arrangements with Bison, including recent modifications affecting our financial covenants with Bison, see “Item 7. Management’s Discussion and Analysis—Recent Developments—Amendment of our Subordinated Convertible Note Issued to Bison Capital.”

We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.

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

If our sources of available liquidity are insufficient for the Company to fund its obligations and continue to operate, we may need to raise additional funds through equity or debt financings in the future, which we may be unable to do on favorable terms, if at all. The failure to obtain adequate capital or credit could have a material adverse effect on our financial condition and operating results and we may be required to scale back operations or cease operations altogether.

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

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. As a result of our restatement of prior financial statements, which we completed in July 2013, substantially all of the analysts that were following us ceased covering our Company and did not publish reports on us. If we do not receive adequate coverage by reputable securities analysts, we could fail to achieve visibility in the market, which in turn could cause the price of our stock to stagnate or decline. If one or more analysts do pick up coverage on us, but subsequently downgrades their estimates or evaluations of our stock, the price of our stock could decline.

Due to the concentration of holdings of our stock, a limited number of investors may be able to control matters requiring common stockholder approval or could cause our stock price to decline through future sales because they beneficially own a large percentage of our common stock.

As of March 30, 2016, there were 9,612,062 shares of our common stock outstanding and 10,000 shares of Series C Preferred Stock convertible into an additional 4,166,666 shares of common stock that vote on an as converted basis, of which three investors own 74.3%.  As a result of their significant ownership, these investors may have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all of our assets, a merger between us and another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, these investors could be able to seek to receive a control premium to the exclusion of other common stockholders.

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

It is possible that we may find it necessary to raise capital again sometime in the future or to consummate additional acquisitions through the issuance of equity or equity-linked securities.  In the event we propose to issue new securities (subject to certain exceptions), we must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison divided by the total number of shares of common stock outstanding on a fully-diluted basis. Our common stockholders do not have a corresponding right.  If we raise additional funds in the future through the issuance of equity securities or convertible debt securities, our existing common stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares issued and the terms and conditions of the issuance, new equity securities could have rights, preferences, or privileges senior to those of our common stock.  Depending on the terms, common stockholders may not have approval rights with respect to such issuances.

Provisions of our charter and by-laws, in particular our “blank check” preferred stock, and in the Delaware General Corporation Law may prevent or discourage an acquisition of our Company that would benefit our stockholders.

Provisions of our charter and by-laws may make it more difficult for a third party to acquire control of our Company, even when a change-in-control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval, upon terms and conditions, and with rights, privileges and preferences, as our Board of Directors may determine. In the past, we have issued preferred stock with dividend and liquidation preferences over our common stock, and with certain approval rights not accorded to our common stock, and which was convertible into shares of our common stock at a price lower than the market price of our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock we may issue in the future. The issuance of our preferred stock, while providing desirable flexibility in pursuing possible additional equity financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. In addition, the price that future investors may be willing to pay for our common stock may be lower due to the conversion price and exercise price granted to investors in any such private financing.

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

In addition, the holders of a majority of the Series C Preferred Stock must provide their consent before we may take certain actions, including incurring certain amounts of indebtedness, entering into transactions with related persons, entering into new lines of business, modifying the provisions of the Series C Preferred Stock, and issuing any securities that are pari passu or senior to the Series C Preferred Stock. As a result of the foregoing, the requisite holders of the Series C Preferred Stock may be able to block the proposed approval of any of the above actions, which blockage may prevent us from achieving strategic or other goals dependent on such actions including, without limitation, additional capital raising or pursuing opportunities in new market segments.

All of the foregoing rights may limit our ability to take certain actions we deem to be in the interest of all of our stockholders but as to which the holders of the Series C Preferred Stock have control rights.

A forced redemption of the Series C Preferred Stock may reduce cash available to fund our operations.

At any time after December 31, 2018, a holder of Series C Preferred Stock has the right to require us to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the Series C Preferred Stock plus all unpaid dividends accrued thereon.  Any such redemption may significantly reduce the amount of cash we have available to fund operations and invest in our business.

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

Any such sale of the Company may not be in the interests of all of our stockholders. Additionally, if such sale is not consummated and Bison requires the Company to purchase its Series C Preferred Stock (or the common stock into which such Series C Preferred Stock has converted), this may significantly reduce the amount of cash we have available to fund operations and invest in our business.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

As of December 31, 2015, we had reserved approximately 1,267,036 shares of common stock for issuance under outstanding options and approximately 4,166,666 shares issuable upon conversion of the Series C Preferred Stock. The issuance of a significant number of shares of common stock upon the exercise of stock options or the conversion of the Series C Preferred Stock, or the availability for sale, or sale, of a substantial number of the shares of our common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed substantial requirements on public companies, including with respect to public disclosure, internal control, corporate governance practices and other matters. Our management and other personnel are devoting substantial amounts of time and resources to comply with these evolving laws, regulations and standards.  Moreover, these laws, regulations and standards have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, we could incur significant costs to remediate any material weaknesses we identify through these efforts.  We currently are evaluating and monitoring development with respect to these evolving laws, regulations and standards, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These new regulatory requirements may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities, which could harm our business prospects and could have a negative effect on the trading price of our common stock.

Item 1B.                             Unresolved Staff Comments.

Not applicable.

Item 2.                                      Properties.

Our headquarters are located at 4 Gateway Plaza, 100 Mulberry St., Newark, NJ. This office is approximately 10,700 square feet and our lease runs through October 2026.

Other properties that are used for sales and administration include:

Location:	Square Feet	Lease Expiration

Beacon, NY	4,800	December 2015

Location:	Square Feet	Lease Expiration

Boston, MA	500	September 2016
Farmingdale, NY	8,156	July 2016
Gahanna, OH	2,650	April 2016
Huntersville, NC	5,512	February 2022
Knoxville, TN	323	January 2016
Nanuet, NY	2,240	June 2016
Redlands, CA	6,512	January 2016
Rochester, NY	2,820	December 2017
Williamsville, NY	5,824	January 2016
Woodbridge, NJ	11,500	February 2017

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

SEC Investigation.  In 2012, the SEC commenced an investigation with respect to certain of the Company’s revenue recognition practices and financial reporting.  The Company has cooperated with the SEC staff throughout the course of the investigation, which is likely to lead to regulatory or legal proceedings and could have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company is in discussions with the SEC regarding the possibility of resolving this matter.  There can be no assurances as to whether these discussions will lead to a resolution as to the timing or costs of any such resolution.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA. This purported “whistleblower” case was filed on November 10, 2014, alleging illegal retaliation by the Company for the plaintiff’s alleged disclosure of activity she believed violated the Securities Exchange Act of 1934, as amended. The plaintiff alleges that she made repeated disclosures to various individuals employed by the Company that certain accounting practices were improper and could lead to a restatement of financial statements. The plaintiff filed her complaint pursuant to the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1514A) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.). This case has been accepted for coverage under the Lime Executive Protection Portfolio Policy. The Company filed a motion to dismiss the case but the motion was denied. The lawsuit, which the Company believes has no merit, remains in early stages and the Company intends to continue to defend itself vigorously.

Item 4.                                      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 25, 2008, our stock has traded on the NASDAQ Capital Market under the trading symbol “LIME.”

The following table sets forth the quarterly high and low selling prices for our common stock as reported on NASDAQ since January 1, 2014.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2014:
Fiscal Quarter Ended March 31, 2014	$3.92	$2.86
Fiscal Quarter Ended June 30, 2014	$3.92	$2.49
Fiscal Quarter Ended September 30, 2014	$7.29	$2.04
Fiscal Quarter Ended December 31, 2014	$3.49	$2.14

Fiscal Year Ended December 31, 2015:
Fiscal Quarter Ended March 31, 2015	$4.38	$2.39
Fiscal Quarter Ended June 30, 2015	$3.75	$2.64
Fiscal Quarter Ended September 30, 2015	$3.85	$2.62
Fiscal Quarter Ended December 31, 2015	$3.48	$2.82

Holders

As of March 18, 2015 there were approximately 760 holders of record, holding 9,526,636 shares of our common stock and one holder of record of our Series C Preferred Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividends

No dividends were declared or paid on our common stock during the fiscal years ended December 31, 2014 and 2015.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with Bison Capital Partners IV, L.P., a Delaware limited partnership (“Bison”). Pursuant to the terms of the Series C Purchase Agreement, Bison purchased 10,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Shares”) at a price per Series C Preferred Share of $1,000.00. The Company relied upon the exemption from securities registration provided by Section (4)(a)(2) of the Securities Act of 1933. In conjunction with this sale, Bison provided a representation that it is an accredited investor.

The Series C Preferred Shares are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable semi-annually. The Series C Preferred Shares may be converted, at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.40 per share as of the date of issuance, subject to certain adjustments as set forth in the Certificate of Designations for the Series C Preferred Stock.

At any time after December 23, 2018, the fourth anniversary of the original issuance of the Series C Preferred Shares, the Company has the right to redeem all but not less than all of the Series C Preferred Stock for an amount equal to the original issue price of the Series C Preferred Stock Shares plus all accrued but unpaid dividends.  The redemption would become effective 30 days after the Company gives a notice of redemption to the holder(s) of the Series C Preferred Stock. During such 30-day period, the holders of the Series C Preferred Stock may elect to convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment. At any time after December 23, 2018, a holder of Series C Preferred Stock has the right to require the Company to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends. In the event the Company fails to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase an additional 1% per annum each quarter until paid.

The cash proceeds from the sale of the Series C Preferred Shares were used for working capital and general corporate purposes. For additional information on the sale of Series C Preferred Shares, see Note 12 in the notes to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated

None.

Item 6.     Selected Financial Data.

Not applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectation, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including those we discuss under “Risk Factors” and elsewhere in this report.

Overview

General

We are a leader in designing and implementing demand-side energy efficiency programs that enable our utility clients to reach their underserved markets and achieve their energy reduction goals.  We provide our energy efficiency program delivery services exclusively within the utility sector, and our clients include two of the five largest investor-owned utilities in the United States.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial and industrial business programs that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  Currently, these solutions include energy efficient lighting upgrades and energy efficient mechanical upgrades.  Our small business direct install programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base while satisfying aggressive state-mandated energy reduction goals. The direct install model is a turnkey solution under which we contract with the utility clients to design and market their small and mid-sized efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. The model makes it easy and affordable for small businesses to upgrade to energy efficiency equipment and is a dependable and cost effective way for our utility clients to achieve their energy efficiency goals.

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

Cost of Sales

The cost of sales for our business consists primarily of the cost of materials, our internal labor (including engineering), and the cost of subcontracted labor. We subcontract substantially all of our installation and construction work to independent contractors; therefore, our cost of sales consists almost exclusively of variable costs and varies directly with changes in revenue.

Gross Profit

Gross profit equals our revenue less costs of sales.

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

Amortization of Intangibles

When we acquire companies we allocate the purchase price to tangible assets (such as property, equipment, accounts receivable, etc.) and identifiable intangible assets (such as contract backlogs, customer lists, technology, trade name, etc.), with the balance recorded as goodwill. We amortize the value of certain intangible assets over their estimated useful lives as non-cash expense. During 2015, as a result of our acquisition of EnerPath, the Company capitalized intangible assets which are being amortized.

Other (Expense) Income, Net

Other (Expense) income, net primarily consists of interest expense net of interest income, the extinguishment of debt charge from fair valuing our subordinated convertible notes upon amendment, and the loss due to the quarterly valuation of our derivative liability.

Net interest expense represents the interest costs associated with our 2014 and 2015 subordinated convertible term notes (including amortization of the related debt discount and issuance costs) and a letter of credit.

Interest income includes the amortization of the discount on our long-term receivables. When we record receivables with payments terms of more than 12 months we are required to discount them using a market rate of interest and amortize the discount over the term of the receivable.  This amortization is recognized as interest income.

Recent Development

Amendment of our Subordinated Convertible Note Issued to Bison Capital

On March 31, 2015, we executed an amendment (“Amendment No. 1”) to the Subordinated Secured Convertible Promissory Note dated March 24, 2015 between us and Bison. The Amendment provided that, should the Company fail to meet certain trailing EBITDA targets as of June 30, 2015, September 30, 2015, or December 31, 2015, then for each such quarter in which such EBITDA target was not met, an additional $1 million in interest would have accrued and been added to the note principal. We were in compliance with all of the financial covenants in Amendment No. 1 and no penalty interest was accrued.

On March 30, 2016, we entered into a second amendment to the Bison Note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016. Pursuant to Amendment No. 2, if we fail to meet the specified trailing EBITDA targets for any of these quarters, then for each such quarter in which such EBITDA target is not met up to an additional $500 thousand in interest will accrue and be added to the note principal. As a result of Amendment No. 2, a failure on our part to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016 would not be an event of default under the Note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if we are unable to further amend the Bison Note or significantly improve our EBITDA, our consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the Bison Note for which Bison could accelerate our repayment of the indebtedness.

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

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenues, bad debts, goodwill valuation, warranty accrual, stock-based compensation, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company provides energy efficient solutions that focus on the different uses of energy, including lighting and electrical, mechanical and HVAC, and refrigeration.  These solutions consist of product sales and installation services.  Customers purchase solutions individually or combined. When purchased individually, the Company recognizes revenue when performance is complete, typically when the products have been installed.  When purchased together, the Company recognizes revenue as installation occurs in accordance with the arrangement.

Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheet represents revenue earned on completed installations for which the customer has not been invoiced as well as the cost of products that have been shipped to the customer but not installed.  Customer Deposits in the accompanying Consolidated Balance Sheet, represent deposits received from customers in advance of related project installation.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses based on any known or perceived collection issues. The allowance is based upon the payment history of specific clients and specific knowledge of clients from whom collection is determined to be doubtful. If the financial condition of our clients or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, or if our estimates of certain clients’ ability to pay are incorrect, additional allowances may be required. Under certain of our utility contracts, we offer extended payment terms of 12 or 24 months to our small-business customers for the portion of the cost of the work we perform that is not covered by utility incentives.  We require that most of these customers provide us with a credit card or e-check authorization that we can charge for their monthly payment.  This reduces our administrative cost of invoicing and collecting many small monthly payments and also gives us an earlier indication of a potential collection issue.  During 2015 and 2014, we increased our allowance by $743 thousand and $761 thousand, respectively.  As of December 31, 2015, our allowance for doubtful accounts was $1.6 million, or approximately 6% of our outstanding accounts receivable.  We will continue to monitor our collections experience with these small-business customers and adjust our allowance accordingly.

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

During the fourth quarter of 2014 and 2015, we completed an impairment analysis of the goodwill associated with the utility reporting unit and found that based on the discounted current value of the estimated future cash flows, the implied fair value substantially exceeded the carrying value, indicating that goodwill was not impaired.

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

Share-Based Compensation

We have stock incentive plans that provide for stock-based employee and director compensation, including the granting of stock options and shares of restricted stock, to certain key employees and non-employee directors. These plans are more fully described in Notes 21, 22, and 23 to our consolidated financial statements. Consistent with ASC 718, “Share-Based Payment”, we record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, over the service period of the equity-based award based on the fair value of the award at the date of grant. We recognized $939 thousand and $296 thousand of stock compensation related to employee options expense, employee stock purchase plan and restricted stock grants during 2015 and 2014, respectively.

Results of Operations

During 2015, we provided services to over 14,700 small business customers under our thirteen utility programs.

Twelve-Month Period Ended December 31, 2015

Compared With the Twelve-Month Period Ended December 31, 2014

Consolidated Results ($ in thousands)

	Twelve Months Ended		Change
	12/31/2015	12/31/2014	$	%

Revenue	$112,623	$58,816	$53,807	91.5%
Cost of sales	74,860	41,162	33,698	81.9%
Gross profit	37,763	17,654	20,109	113.9%

Selling, general and administrative expenses	35,077	20,195	14,882	73.7%
Acquisition costs	1,941	—	1,941	0.0%
Amortization of intangibles	879	—	879	0.0%
Operating income (loss)	(134)	(2,541)	2,407	-94.7%

Other (expense) income, net	(3,536)	(89)	(3,447)	3873.0%

Loss from continuing operations before income taxes	(3,670)	(2,630)	(1,040)	39.5%

Income tax benefit	1,147	—	1,147	0.0%

Loss from continuing operations	(2,523)	(2,630)	107	-4.1%

(Loss) Income from operation of discontinued business	(632)	7	(639)	-9128.6%

Net loss	$(3,155)	$(2,623)	$(532)	20.3%

Preferred stock dividends	(1,293)	(2,979)	1,686	-56.6%

Net loss available to common stockholders	$(4,448)	$(5,602)	$1,154	-20.6%

The following table presents the percentage of certain items to revenue:

	Twelve Months Ended
	12/31/2015	12/31/2014

Revenue	100.0%	100.0%
Cost of sales	66.5%	70.0%
Gross profit	33.5%	30.0%

Selling, general and administrative expenses	31.1%	34.3%
Acquisition costs	1.7%	0.0%
Amortization of intangibles	0.8%	0.0%
Operating income (loss)	-0.1%	-4.3%

Other (expense) income, net	-3.1%	-0.2%

Loss from continuing operations before income taxes	-3.3%	-4.5%

Income tax benefit	1.0%	0.0%

Loss from continuing operations	-2.2%	-4.5%

(Loss) Income from operation of discontinued business	-0.6%	0.0%

Net loss	-2.8%	-4.5%

Preferred stock dividends	-1.1%	-5.1%

Net loss available to common stockholders	-3.9%	-9.5%

Revenue

Our consolidated revenue increased $53.8 million, or 91.5%, to $112.6 million during 2015, from $58.8 million during 2014.  Approximately $34 million of this increase is attributable to our acquisition of EnerPath during 2015 and the remainder from higher revenues from existing utility programs.

During 2015, we derived approximately 69% of our 2015 consolidated revenue from continuing operations from our four largest utility programs, including the New Jersey Board of Public Utilities, Iberdrola and the Southern California Public Power Authority that generated 16%, 12% and 12% of our revenue, respectively.  During 2014, our four largest utility clients were responsible for 78% of our 2014 consolidated revenue, with the New Jersey Board of Public Utilities, Niagara Mohawk (National Grid) and Central Hudson Gas & Electric accounting for 22%, 17% and 12% of our consolidated revenue, respectively.

Gross Profit

Our gross profit increased $20.1 million, or 113.9%, to $37.8 million during 2015, from $17.7 million in 2014.  This increase was the result of higher revenue and an improvement in our gross profit margin, which increased from 30.0% in 2014, to 33.5% in 2015.  The improvement in our gross profit margin is the result of increased contributions from new utility programs (including EnerPath programs), which generally have higher gross profit margins than our older programs, and improvements in efficiency within existing programs.  The improvements in operating efficiency are due to a combination of the continued development of our software platform, changes we have made to some of our processes and additional training and experience of the people working in these programs.

We expect to see continued, modest improvements in our gross profit margins during 2016, as our newer programs become a larger portion of our overall revenue and we continue to seek additional operating efficiencies across all of our programs.

Selling General & Administrative Expense

Our selling, general and administrative expense increased $14.9 million during 2015.  With the acquisition of EnerPath, our combined SG&A expenses as a percentage of revenue declined to 31.1 % in 2015 as compared to 34.3% in 2014.  Costs associated with the restatement of our financial statements and the defense of related stockholder lawsuits declined $336 thousand, to $477 thousand during 2015, from $813 thousand during 2014.

Other (Expense) Income, Net

Interest expense increased $1.1 million to $1.3million during 2015, from $189 thousand during 2014.  The components of interest expense for 2015 and 2014 are as follows (in thousands):

Year ended December 31,	2015	2014
Letter of credit — Related Party (Note 13)	$39	$33
Subordinated convertible notes — Related Party (Note 10)	1,013	48
Total Contractual Interest	1,052	81
Amortization of deferred issuance	67	108
Amortization of debt discount — Related Party (Note 10)	169	—
Other	25	—
Total Interest Expense	$1,313	$189

Interest expense for 2015 and 2014 related to outstanding subordinated notes and the Kiphart letter of credit.

Our interest income increased $93 thousand to $193 thousand during 2015, from $100 thousand earned during 2014.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Dividend Expense

The components of dividend expense were as follows (in thousands):

Year ended December 31,	2015	2014
Series A dividend	$—	$1,209
Series B dividend	—	733
Series C dividend	1,293	27
Deemed dividend on Series A	—	178
Deemed dividend on Series B	—	832
Total dividend expense	$1,293	$2,979

During 2015, we accrued dividends of $1,293 thousand on our Series C Preferred Stock.

During 2014, we paid dividends through the issuance of additional preferred shares of $1,209 thousand on our Series A Preferred Stock and $733 thousand on our Series B Preferred Stock and accrued dividends on Series C Preferred Stock of $27 thousand.

During the first quarter of 2014, we raised $2.0 million through the sale of shares of our Series B Preferred Stock.  The price at which the Series B Preferred Stock was convertible into shares of our common stock was lower than the conversion price for the Series A Preferred Stock.  An anti-dilution provision of the Series A Preferred Stock required us to adjust the conversion price of the Series A Preferred Stock from $3.58 per share to $3.51 per share, resulting in a $178 thousand non-cash deemed dividend.  The deemed dividend was calculated as the increase in the value of the shares into which the Series A would be convertible as a result of the adjustment to the conversion price, based on the market price of our common stock on the date of the adjustment.  This deemed dividend was recorded to dividend expense, with an offset to the additional paid in capital.

In recording the sale of the Series B Preferred Stock, we allocated the value of the proceeds to the sale of the shares and the warrants based on their relative fair values.  In doing so, we determined that the preferred shares contained a beneficial conversion feature valued at $480 thousand as the effective conversion price of the preferred shares was less than the market price of the common stock on the date of issuance.  The value of the beneficial conversion feature, along with the value of the warrants, determined to be $352 thousand, were both considered to be non-cash deemed dividends and were recorded to dividend expense, with an offsetting entry to the additional paid in capital.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and availability under our credit facility with Heritage Bank of Commerce.

Cash Flows

Our principal cash requirements are for operating expenses, including employee costs, the cost of outside services including accounting, legal and contracting services; the funding of accounts receivable; and capital expenditures. Since our inception, we have financed our operations primarily through the sale of equity, as well as various forms of secured debt.

As of December 31, 2015, we had cash and cash equivalents of $6.7 million (including restricted cash of $1.3 million), compared to cash of $6.0 million (including restricted cash of $500 thousand) as of December 31, 2014.  Our contractual obligations as of December 31, 2015, totaled $5.0 million in future lease obligations.  Our contractual commitments for 2016 total approximately $720 thousand, which we believe we will be able to satisfy through operating cash flows and our cash reserve.

The following table summarizes, for the periods indicated, selected items in our Consolidated Statement of Cash Flows (in thousands):

Year ended December 31	2015	2014

Net cash provided by (used in) operating activities	$1,670	$(13,429)
Net cash used in investing activities	(13,012)	(638)
Net cash provided by financing activities	11,258	12,600

Net Decrease in Cash and Cash Equivalents	(84)	(1,467)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$5,389	$5,473

Fiscal 2015 Compared to Fiscal 2014

Net cash decreased by $84 thousand during 2015 as compared to a decrease in net cash of $1.5 million during 2014.  Ending net cash at December 31, 2015, was $5.4 million compared to $5.5 million at December 31, 2014.

Operating Activities

Operating activities generated $1.7 million of cash during 2015, as compared to using $13.4 million during 2014.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management splits the cash used or provided by operating activities into two pieces: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  Our management believes splitting the cash used or provided by operating activities this way makes it easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Net Loss	$(3,155)	$(2,623)

Provision for bad debts	743	761
Share-based compensation	939	296
Depreciation and amortization	1,768	731
Amortization of deferred financing costs	67	108
PIK notes issued for interest	—	48
Preferred stock dividends	—	(27)
Change in derivative liability - Related Party	996	—
Loss on extinguishment of debt - Related Party	1,420	—
Deferred income tax benefit	(1,246)	—
Interest on Sub Notes added to principal - Related Party	396	—
Amortization of original issue discount - Related Party	169	—
Establishment of restricted funds to release Letter of Credit	(1,300)	—
Release of restricted funds	500	—

Cash generated from (consumed by) operating activities before changes in assets and liabilities	$1,297	$(706)

Changes in assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	$(6,605)	$(3,844)
Inventories	(21)	(176)
Unbilled Accounts Receivable	956	(782)
Prepaid expenses and other current assets	(486)	(364)
Assets of discontinued operations	523	2,829
Accounts payable	5,101	(2,494)
Accrued expenses	1,130	(1,662)
Unearned Revenue	550	(1,006)
Customer deposits and other current liabilities	(107)	(2,785)
Liabilities of discontinued operations	(668)	(2,439)

Cash generated by (consumed from) changes in assets and liabilities	$373	$(12,723)

The reconciliation to net cash generated by (used in) operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Cash generated by (consumed by) operating activities before changes in assets and liabilities	$1,297	$(706)

Cash generated by (consumed from) changes in assets and liabilities	373	(12,723)

Net cash generated by (used in) operating activities	$1,670	$(13,429)

The cash generated from operating activities before changes in assets and liabilities increased to $1.3 million during 2015, as compared to $0.7 million consumed during 2014, a net $2.0 million improvement.  The increase in revenue and improvement in gross profit margins in combination with a reduction in the cash loss from discontinued operations were responsible for this increase.  We believe that if our revenue continues to grow and our gross profit margins increase as we expect they will, and we are successful in reducing our overhead costs and the loss from discontinued operations, we will continue to generate cash from operating activities before changes in assets and liabilities during 2016.

The cash generated by changes in assets and liabilities increased to $0.4 million during 2015, as compared to $12.7 million consumed during 2014.  Increased receivables due to increased sales from new programs and an increase in our accounts payable were the primary contributors to the cash generated by changes in assets and liabilities during 2015.  We used proceeds from our 2014 issuance of Series C Preferred Shares, which is discussed in Note 12, to pay all vendors whose aged accounts payable balances were 90 days or more past due.

Investing Activities

Investing activities consumed cash of $13.0 million during 2015, compared to $0.6 million during 2014.  During 2015, we acquired EnerPath for $11.0 million and had capital expenditures of $2.0 million, of which approximately $1.3 million was the cost of continuing to build-out the software platform used by our utility programs and an upgrade of our ERP system with the integration of EnerPath. The balance consisted of the cost of computers and vehicles for the expansion of our utility business and leasehold improvements and furniture and fixtures for our Newark, NJ corporate office.  During 2014, capital expenditures totaled $638 thousand, of which $467 thousand was related to the utility software platform.  The balance was computers, software and office equipment, primarily for the expansion of our utility business.

We feel the utility software is critical to improving the efficiency of our business and differentiating us in the marketplace with our utility clients, therefore we expect we will continue to invest in this asset.  We expect expenditures for other assets to decline to maintenance levels unless we win additional utility programs.

Financing Activities

During 2015, financing activities generated $11.3 million of cash, compared to $12.6 million generated during 2014.  In March 2015, we raised approximately $11.7 million through the issuance of subordinated secured convertible notes to fund the acquisition of EnerPath.  We incurred costs of $480 thousand in connection with the issuance of the note.

During 2014, we raised $2.0 million through the sale of shares of Series B Preferred Stock, $10.0 million through the sale of shares of Series C Preferred Stock, and $1.0 million from the issuance of subordinated secured convertible notes.  We used the proceeds for general corporate purposes. We incurred costs of $367 thousand in the issuance of the preferred stock. In connection with the sale of the Series C Preferred Stock, all Series A and Series B Preferred Stock was converted to common shares and all then outstanding warrants, including warrants that had been issued in connection with the issuance of Series A and Series B Preferred Stock, were cancelled.

Heritage Credit Facility

On July 24, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce (“Heritage Bank”), whereby Heritage Bank agreed to make available to us a secured credit facility (the “Heritage Credit Facility”) consisting of a $6.0 million revolving line of credit which we may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes.

The line of credit, which matures on July 24, 2017, bears variable interest at the prime rate plus 1.00% and is collateralized by certain of our assets and those of our subsidiaries including our respective accounts receivable, certain deposit and investment accounts, and intellectual property. As additional incentive to Heritage Bank to enter into the Heritage Credit Facility and make available to us funds thereunder, we issued to Heritage Bank a warrant to purchase shares of the Company’s common stock up to $60 thousand in the aggregate.

The Loan Agreement requires us to comply with a number of conditions precedent that must be satisfied prior to any borrowing. In addition, we are required to remain compliant with certain customary representations and warranties and a number of affirmative and negative covenants. During the existence of any event of default (as specified in the Loan Agreement), Heritage Bank may cancel its commitment, declare all or a portion of outstanding amounts immediately due and payable or declare all or a portion of outstanding amounts payable upon demand. During the existence of any payment default, the interest rate would be increased by 3.0%. As of December 31, 2015, we were in compliance with all of the covenants relating to the Heritage Credit Facility.

In December 2015, we entered into two letter of credit agreements with Heritage Bank for letters of credits of $1.3 million and $0.1 million (“Letters of Credit”), which are used to guarantee certain of our obligations in connection with our performance under our contracts with two utility customers. The Letters of Credit reduce our borrowing base under the Heritage Credit Facility. As of December 31, 2015, the unused portion of the Heritage Credit Facility was approximately $4.6 million. The Heritage Credit Facility is further discussed under Note 15 — “Line of Credit — Heritage Bank of Commerce.”

If we determine that it is necessary to raise additional capital because profitability does not improve as we expect it to, there is no assurance we will be able to do so, or we may only be able to do so on terms that are not favorable to the Company or our existing shareholders. In the event that we are required to raise additional capital in the future but are unable to do so, we may be required to scale back operations or cease operations altogether.

The information set forth above represents certain expectations of our business over time based on our business model.  We caution you that these expectations may not materialize and are not indicative of the actual results we will achieve.  See “Risk Factors” and “Cautionary Statement On Forward-Looking Information.”

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 provides guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  ASU 2015-17 may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements and related disclosures.

In May 2014 FASB issued ASU 2014-09, “Revenue From Contracts With Customers.” ASU 2014-09 supersedes nearly all existing guidance on revenue recognition under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to for those goods or services using a defined five-step process. More judgment and estimates may be required to achieve this principle than under existing GAAP.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

In April 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

None.

Item 9A.                             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of December 31, 2015, our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Controls

During the fourth quarter of 2015, the Company changed the manner of recording project revenue to defer recognition until project completion.  The change did not have a material effect on our internal control over financial reporting.  The Company expanded its controls to specifically evaluate unbilled projects to ensure if the project was in fact complete. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, cannot provide absolute assurance that all its objectives are met. Because of the inherent limitations of any internal control system, internal control over financial reporting cannot provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B.                             Other Information.

None.

PART III

Certain information required to be included in Part III is set forth in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this report, in connection with the solicitation of proxies for the Company’s 2016 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 10.                               Directors, Executive Officers and Corporate Governance.

Information required by this item is set forth under the captions “Corporate Governance—Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Information required by this item regarding our separately designated standing Audit Committee and our Audit Committee Financial Expert is incorporated by reference to all information under the caption “Corporate Governance—Board Committees—Audit Committee” in the Proxy Statement and is incorporated herein by reference.

The Company has a code of ethics, “Code of Business Conduct and Ethics,” that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at http://www.lime-energy.com/investors. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or the NASDAQ Stock Market LLC.

Item 11.          Executive Compensation.

The information required by this item regarding compensation of our named executive officers is set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

The information required by this item regarding compensation of our directors is set forth under the caption “Compensation of Directors” in the Proxy Statement and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is set forth under the captions “Principal Stockholders and Management Ownership—Beneficial Owners of Greater than 5% of our Voting Securities” and “—Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 13.                               Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions is set forth under the caption “Transactions with Related Persons” in the Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence is set forth under the caption “Corporate Governance—Independence of Directors” in the Proxy Statement and is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services.

The information required by this item regarding principal auditor fees and services is set forth under the caption “Audit Committee Disclosure—Independent Auditors’ Fees” in the Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our Audit Committee’s pre-approval policies and procedures and the status of our auditors’ employees is set forth under the caption “Audit Committee Disclosure—Audit and Non-Audit Fees—Procedures for Pre-Approval of Audit and Non-Audit Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                               Exhibits and Financial Statement Schedules.

(a)(1)                  Financial Statements

The following financial statements are filed as part of this annual report and set forth on the page indicated:

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

F-4	Consolidated Statements of Operations for the years ended December 31, 2015, and 2014

F-5	Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

F-6 - F-7	Statements of Consolidated Cash Flows for the years ended December 31, 2015, and 2014

F-8 - F-36	Notes to Consolidated Financial Statements

(a)(2)                                          Financial Statements Schedules

All financial statement schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this report.

(a)(3)                                          Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

Exhibit Number	Description of Exhibit
2.1

Asset Purchase and Sale Agreement, dated as of February 28, 2013, between the Company, Lime Energy Services Co., and PowerSecure, Inc. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed March 1, 2013)

2.2

Membership Interest Purchase Agreement, dated as of November 1, 2013, between Lime Energy Asset Development, LLC and Green Gas Americas, Inc. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed November 6, 2013)

2.3

Agreement and Plan of Merger, dated March 24, 2015, among the Company, EIHC MergerSub, Inc., EnerPath International Holding Company, the stockholders of EnerPath International Holding Company, and Janina Guthrie as Stockholder Representative (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed March 30, 2015)

3.1	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on November 14, 2013)

Exhibit Number	Description of Exhibit

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 30, 2014)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 23, 2013)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 31, 2013)

4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 30, 2014)

4.4	Form of Warrant to Purchase Common Stock dated August 11, 2014 (Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 4, 2014)

4.5

Shareholder and Investor Rights Agreement dated as of December 23, 2014 among the Company, Bison Capital Partners IV, L.P., Richard Kiphart and The John Thomas Hurvis Revocable Trust (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 30, 2014)

4.6

Registration Right Agreement dated as of December 23, 2014 among the Company, Bison Capital Partners IV, L.P. and certain other stockholders (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 30, 2014)

10.1+

Employment Agreement, dated March 7, 2009, between Applied Energy Management Energy Consulting, LLC and Adam Procell (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 26, 2013)

10.2 +	2009 Management Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2009) (file no. 001-16265)

10.3

Promissory Note, dated November 1, 2013, by and between Lime Energy Asset development, LLC and Green Gas Americas, Inc. (Incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K filed November 6, 2013)

10.4+

Form of Employee Restricted Stock Agreement filed as Exhibit B to Exhibit 10.1 to the Current Report on Form 8-K dated August 4, 2009, filed with the SEC on August 7, 2009 (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 8, 2014)

10.5+	Employment Agreement dated April 23, 2014 between the Company and Mary Colleen Brennan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 24, 2014)

10.6

Letter of Credit Agreement dated August 1, 2014 by and between the Company and Mr. Richard Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 4, 2014)

Exhibit Number	Description of Exhibit
10.7

Subscription Agreement dated August 4, 2014 between the Company and a group of investors including Mr. Richard Kiphart (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2014)

10.8

Form of Subordinated Secured Convertible Pay-In-Kind Note dated August 4, 2014 among the Company and a group of investors including Mr. Richard Kiphart (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7, 2014)

10.9

Securities Purchase Agreement dated December 23, 2014 between the Company and Bison Capital Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 30, 2014)

10.10	Lime Energy Co. 2014 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of our Form S-8 Registration Statement filed on July 1, 2014)

10.11+	Lime Energy Co. 2010 Non-Employee Directors Stock Plan (Incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed March 30, 2015)

10.12+	Lime Energy Co. 2008 Long-Term Incentive Plan, as amended (Incorporated herein by reference to Annex B to our Definitive Information Statement on Form DEF 14C filed on September 23, 2015)

10.13	Lime Energy Co. 2015 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed on July 1, 2015)

10.14	Note Purchase Agreement by and between the Company and Bison Capital Partners IV, L.P. (Incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 30, 2015)

10.15

Subordinated Secured Convertible Promissory Note, dated March 24, 2015, issued to Bison Capital Partners IV, L.P. (Incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K filed March 30, 2015)

10.16	Amendment to Subordinated Secured Convertible Promissory Note, dated as of March 31, 2015 (Incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K filed April 3, 2015)

10.17*	Second Amendment to Subordinated Secured Convertible Promissory Note, dated as of March 30, 2016

10.18

Loan and Security Agreement, dated as of July 24, 2015, by and between the Company and Heritage Bank of Commerce (Incorporated herein by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed August 14, 2015)

21*	List of Subsidiaries

23.1*	Consent of BDO USA LLP

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+   Management contract or compensation plan or arrangement

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIME ENERGY CO.

By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2016, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ C. Adam Procell	President and Chief Executive Officer
C. Adam Procell	(principal executive officer)

/s/ Mary Colleen Brennan	Chief Financial Officer, Treasurer and Corporate Secretary
Mary Colleen Brennan	(principal financial officer and principal accounting officer)

/s/ Andreas Hildebrand	Chairman of the Board
Andreas Hildebrand

/s/ Gregory T. Barnum	Director
Gregory T. Barnum

/s/ Christopher W. Capps	Director
Christopher W. Capps

/s/ Richard P. Kiphart	Director
Richard P. Kiphart

/s/ Peter Macdonald	Director
Peter Macdonald

/s/ Tommy Mike Pappas	Director
Tommy Mike Pappas

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lime Energy Co.

Newark, New Jersey

We have audited the accompanying consolidated balance sheets of Lime Energy Co. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lime Energy Co. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Woodbridge, NJ	/s/ BDO USA, LLP
March 30, 2016

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands, except par value and share amounts)

December 31,	2015	2014

Assets

Current assets
Cash and cash equivalents	$5,389	$5,473
Restricted cash	1,300	500
Accounts receivable, less allowance for doubtful accounts of $1,636 and $1,794 at December 31, 2015 and 2014, respectively	23,641	11,820
Inventories	2,502	176
Unbilled Accounts Receivable	6,451	7,407
Prepaid expenses and other	1,300	619
Current assets of discontinued operations	90	613
Total Current Assets	40,673	26,608

Property and Equipment, net of accumulated depreciation of $4,304 and $3,463 at December 31, 2015 and 2014, respectively (Note 5)	2,651	1,470

Long-Term Receivables	1,224	710

Deferred Financing Costs, net of accumulated amortization of $305 and $108 at December 31, 2015 and 2014, respectively	129	22

Intangibles, net of accumulated amortization of $1,004 and $0 at December 31, 2015 and 2014, respectively (Note 6)	4,716	—

Goodwill (Note 6)	8,173	6,009

Total Assets	$57,566	$34,819

Lime Energy Co.

Consolidated Balance Sheets

($ in thousands, except par value and share amounts)

December 31,	2015	2014

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$22,423	$13,341
Accrued expenses (Note 7)	2,909	1,245
Unearned Revenue	1,313	705
Customer deposits	471	512
Other current liabilities	11	11
Current portion of long-term liabilities	16	—
Current liabilities of discontinued operations	138	806
Total Current Liabilities	27,281	16,620

Long-Term Debt, less current maturities	60	—
Long-Term Debt - Related Party	7,753	—
Derivative Liability - Related Party	6,671	—

Total Liabilities	41,765	16,620

Commitments and Contingencies

Contingently redeemable Series C Preferred stock, $0.01 par value: 10,000 shares authorized; 10,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively (includes accrued dividends of $1,320 at December 31, 2015).	10,703	9,633

Stockholders' Equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 9,570,398 and 9,460,090 issued and outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	208,603	208,916
Accumulated deficit	(203,506)	(200,351)

Total Stockholders' Equity	5,098	8,566

Total Liabilities and Stockholders' Equity	$57,566	$34,819

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statement of Operations

($ in thousands, except per share and share amounts)

	Year ended December 31, 2015	Year ended December 31, 2014

Revenue	$112,623	$58,816

Cost of sales (1)	74,860	41,162

Gross Profit	37,763	17,654

Selling, general and administrative expense	35,077	20,195
Acquisition costs	1,941	—
Amortization of intangibles	879	—

Operating loss	(134)	(2,541)

Other Income (Expense)
Interest income	193	100
Interest expense - Related Party $1,221 and $189 thousand for the year ended December 31, 2015 and 2014, respectively.	(1,313)	(189)
Extinguishment of debt - Related Party	(1,420)	—
Loss from change in derivative liability - Related Party	(996)	—

Total other expense	(3,536)	(89)

Loss from continuing operations before income taxes	(3,670)	(2,630)

Income tax benefit	1,147	—

Loss from continuing operations	(2,523)	(2,630)

Discontinued Operations:
(Loss) income from operation of discontinued business	(632)	7

Net loss	$(3,155)	$(2,623)

Preferred dividend	(1,293)	(2,979)

Net loss available to common stockholders	(4,448)	(5,602)

Basic and diluted loss per common share from
Continuing operations	$(0.40)	$(1.44)

Discontinued operations	(0.07)	—

Basic and Diluted Loss Per Common Share	$(0.47)	$(1.44)

Weighted Average Common Shares Outstanding (Note 3)	9,548,261	3,884,826

(1) Excludes amortization of intangibles of $630 in 2015.

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Series A		Series B	Additional		Total
	Common	Common	Series A	Preferred	Series B	Preferred	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Equity
Balance, December 31, 2013	3,667	—	958	9	401	4	205,489	(197,728)	7,774

Conversion of subordinated notes	214	—	—	—	—	—	1,048	—	1,048
Issuance of preferred stock	—	—	—	—	200	2	1,998	—	2,000
Issuance costs	—	—	—	—	—	—	(11)	—	(11)
Warrants Issued							101		101
Preferred stock dividends	—	—	—	—	—	—	(1,969)	—	(1,969)
Satisfaction of accrued dividends through the issuance of preferred stock	—	—	121	1	73	1	1,940	—	1,942
Conversion of Series A & B shares	5,467	1	(1,079)	(10)	(674)	(7)	16	—	—
Shares issued for benefit plans	112	—	—	—	—	—	8	—	8
Share-based compensation	—	—	—	—	—	—	296	—	296
Net loss	—	—	—	—	—	—	—	(2,623)	(2,623)
Balance, December 31, 2014	9,460	$1	—	$—	—	$—	$208,916	$(200,351)	$8,566

Preferred stock dividends	—	—	—	—	—	—	(1,293)	—	(1,293)
Shares issued for benefit plans	18	—	—	—	—	—	41	—	41
Share-based compensation	92	—	—	—	—	—	939	—	939
Net loss	—	—	—	—	—	—	—	(3,155)	(3,155)
Balance, December 31, 2015	9,570	$1	—	$—	—	$—	$208,603	$(203,506)	$5,098

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$(3,155)	$(2,623)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of assets acquired and disposed of:
Provision for bad debts	743	761
Share-based compensation	939	296
Depreciation and amortization	1,768	731
Amortization of deferred financing costs	67	108
PIK notes issued for interest	—	48
Preferred stock dividends	—	(27)
Change in derivative liability - Related Party	996	—
Loss on extinguishment of debt - Related Party	1,420	—
Deferred income tax benefit	(1,246)	—
Interest on Sub Notes added to principal - Related Party	396	—
Amortization of original issue discount - Related Party	169	—
Establishment of restricted funds to release Letter of Credit	(1,300)	—
Release of restricted funds	500	—
Changes in assets and liabilities, net of business acquisitions and dispositions
Accounts receivable	(6,605)	(3,844)
Inventories	(21)	(176)
Unbilled Accounts Receivable	956	(782)
Prepaid expenses and other current assets	(486)	(364)
Assets of discontinued operations	523	2,829
Accounts payable	5,101	(2,494)
Accrued expenses	1,130	(1,662)
Unearned Revenue	550	(1,006)
Customer deposits and other current liabilities	(107)	(2,785)
Liabilities of discontinued operations	(668)	(2,439)

Net cash provided by (used in) operating activities	1,670	(13,429)

Cash Flows From Investing Activities
Acquistion of EnerPath	(11,000)	—
Purchases of property and equipment	(2,012)	(638)

Net cash (used in) provided by investing activities	(13,012)	(638)

Cash Flows From Financing Activities
Payments on vehicle financing	(12)	—
Deferred Financing costs	(480)	(20)
Proceeds from issuance of preferred stock	—	12,000
Proceeds from issuance of convertible notes - Related Party	11,750	1,000
Costs related to preferred stock issuances	—	(380)

Net cash provided by financing activities	11,258	12,600

Net Decrease in Cash and Cash Equivalents	(84)	(1,467)

Cash and Cash Equivalents, at beginning of period	5,473	6,940

Cash and Cash Equivalents, at end of period	$5,389	$5,473

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2015	2014

Supplemental Disclosure of Cash Flow Information:

Preferred dividends satisfied through issuance of preferred stock:	$—	$1,942

Value of subordinated notes and accrued interest converted to preferred stock:	$—	$1,048

Cash paid during the period for interest:
Continuing operations	$651	$13

Warrants issued for deferred financing fees:	$31	$—
Warrants issued with letter of credit:	$—	$101

See accompanying notes to consolidated financial statements.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Lime Energy Co. (the “Company”), a Delaware corporation headquartered in Newark, New Jersey, is a provider of energy efficiency solutions for small businesses under utility demand-side management programs.

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

Note 3 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Risk

The Company’s customers are primarily utilities and their small business customers.  During 2015 and 2014, revenue generated under four utility programs represented 69% and 78% of the Company’s consolidated revenue, respectively.

The Company purchases its materials from a variety of suppliers and continues to seek out alternate suppliers for critical components so that it can be assured that its sales will not be interrupted by the inability of a single supplier to deliver product.  During 2015, two suppliers were responsible for 68% and 15% of the Company’s purchases, respectively, while during 2014 two suppliers were responsible for 48% and 13% of the Company’s purchases, respectively.

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

The following is a summary of changes to the allowance for doubtful accounts (in thousands):

Year ended December 31,	2015	2014

Balance at the beginning of the period	$1,794	$1,824

Additions charged to costs and expenses	743	761

Amounts written-off	(901)	(791)

Balance at the end of the period	$1,636	$1,794

Inventories

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method.

Properties & Equipment

Property and equipment are stated at cost.  For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

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

Lime Energy Co.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the purchase price in excess of the fair value of assets acquired in business combinations.  Accounting Standards Codification (“ASC”) 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill and other indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  During the fourth quarter of 2015, the Company undertook an assessment of its goodwill for possible impairment and concluded that the fair value of the continuing business, based on the discounted current value of the estimated future cash flows, exceeded the carrying value, indicating that the goodwill was not impaired.

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

Revenue Recognition

The Company provides energy efficient solutions that focus on the different uses of energy, including lighting and electrical, mechanical and HVAC, and refrigeration.  These solutions consist of product sales and installation services.  Customers purchase solutions individually or combined. When purchased individually, the Company recognizes revenue when performance is complete, typically when the products have been installed.  When purchased together, the Company recognizes revenue as installation occurs in accordance with the arrangement.

Unbilled Accounts Receivable in the accompanying Consolidated Balance Sheet represents revenue earned on completed installations for which the customer has not been invoiced as well as the cost of products that have been shipped to the customer but not installed.  Customer Deposits in the accompanying Consolidated Balance Sheet, represent deposits received from customers in advance of related project installation.

During 2015, the Company determined that completed contract revenue recognition was appropriate. The impact of the change in the current year was immaterial.

Unbilled Accounts Receivable

As of December 31, 2015, the Company had customer projects underway for which it had recognized revenue but not yet invoiced the customer.  The Company records this unbilled revenue as a current asset titled “Unbilled Accounts Receivable.” The Company had Unbilled Accounts Receivable of $6.5 million and $7.4 million at December 31, 2015 and 2014, respectively.

Advertising, Marketing and Promotional Costs

Expenditures on advertising, marketing and promotions are charged to operations in the period incurred and totaled $1.2 million and $161 thousand for the periods ended December 31, 2015 and 2014, respectively.

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

Net Loss Per Share

The Company computes loss per share under ASC 260-10, “Earnings Per Share.”  This statement requires presentation of two amounts: basic and diluted loss per share.  Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share would include all common stock equivalents unless anti-dilutive.  For periods when such inclusion would not be anti-dilutive, the Company uses the treasury method to calculate the diluted earnings per share.  The treasury stock method assumes that the Company uses the proceeds from the exercise of in-the-money options and warrants to repurchase common stock at the average market price for the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants.

The Company has not included the outstanding options, warrants, preferred stock or convertible debt as common stock equivalents when calculating the diluted loss per share for the years ended December 31, 2015 or 2014, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options and warrants and convertible debt that is not included in the basic and diluted loss per share available to common stockholders:

December 31,	2015	2014
Weighted average shares issuable upon exercise of outstanding options	747,720	331,662
Weighted average shares issuable upon exercise of outstanding warrants	6,651	0
Weighted average shares issuable upon conversion of convertible preferred stock	4,166,666	4,166,666
Weighted average shares issuable upon conversion of convertible debt	3,718,354	0

Total	8,639,391	4,498,328

Fair Value Measurements

U.S. GAAP establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•                  Level 1: Quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs

Lime Energy Co.

Notes to Consolidated Financial Statements

that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of interest-bearing cash and cash equivalents are classified as Level 1 at December 31, 2015 and 2014.

The Company is required by U.S. GAAP to record certain assets and liabilities at fair value on a recurring basis.

The guidance in ASC 815 required that the Company mark the value of its Derivative Liability — Related Party (See Note 10) to market and recognize the change in valuation in its statement of operations each reporting period. Determining the Derivative Liability — Related Party to be recorded required the Company to develop estimates to be used in calculating the fair value.

Since the Derivative Liability — Related Party does not trade in an active securities market, the Company considers this to be a Level 3 measurement. See Note 10 for a description of the manner in which the fair value was calculated.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.  The fair value of the long-term debt — related party, also approximates fair value, as the debt was originated in 2015 and the Company believes its credit rating and prevailing market rates are comparable at December 31, 2015.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

The following are the components of the Company’s stock compensation expense during the years ended December 31, 2015 and 2014, respectively:

	2015	2014

Stock Options	$510	$(8)

Restricted Stock	362	287

Employee Stock Purchase Plan	67	17

Total Stock Compensation Expense	$939	$296

Please refer to Notes 21, 22 and 23 for additional information regarding share-based compensation expense.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 provides guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. ASU 2015-17 may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements and related disclosures.

Lime Energy Co.

Notes to Consolidated Financial Statements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts With Customers.” ASU 2014-09 supersedes nearly all existing guidance on revenue recognition under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled for those goods or services using a defined five-step process. More judgment and estimates may be required to achieve this principle than under existing GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method of adoption.

In April 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Discontinued Operations

As previously disclosed, the Company sold the majority of its public sector business in early 2013. In addition, during the third quarter of 2013, the Company disposed of GESPC, its contract with the Army Corp of Engineers under the Federal Renewal and Renovation program, and the regional service business located in Bethlehem, Pennsylvania. These businesses, along with the asset development business that the Company shut down at the end of 2012, have all been reported as discontinued operations in the consolidated financial statements.

The revenue and loss related to discontinued operations were as follows (in thousands):

Year ended December 31,	2015	2014

Revenue	$(199)	$254

Operating (Income) Loss	$(632)	$7

Lime Energy Co.

Notes to Consolidated Financial Statements

The assets and liabilities related to discontinued operations were as follows (in thousands):

December 31,	2015	2014

Unbilled Accounts Receivable	—	209
Total current assets	90	613

Total Assets	$90	$613

Accounts payable	$—	$672
Accrued expenses	117	108
Unearned Revenue	3	8
Customer deposits	18	18
Total current liabilities	138	806

Total Liabilities	$138	$806

Note 5 — Property and Equipment

Property and equipment consist of the following (in thousands):

December 31,	2015	2014

Buildings & improvements	$251	$96
Construction equipment	21	21
Furniture	575	340
Office equipment	1,233	970
Software	4,437	3,177
Transportation equipment	438	329
	6,955	4,933

Less accumulated depreciation	(4,304)	(3,463)

Property and Equipment, Net	$2,651	$1,470

Total depreciation expense was $0.9 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

Note 6 — Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the fair value of net assets acquired in business combinations.  ASC 350, “Goodwill and Other Intangible Assets,” requires the Company to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment.  The following is a summary of the Company’s goodwill (in thousands):

Lime Energy Co.

Notes to Consolidated Financial Statements

Balance at December 31, 2013	$6,009

Balance at December 31, 2014	$6,009

Acquisition of Enerpath	2,164

Balance at December 31, 2015	$8,173

The following is a summary of the Company’s intangible assets (in thousands):

	Remaining Life (months)	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
As of December 31, 2015
Amortized intangible assets:
Customer Relationships	84	1,505	37	—	1,468
Technology and software	39	3,265	630	—	2,635
Trade name	27	825	212	—	613
Total		$5,595	$879	$—	$4,716

The total expected future annual amortization is as follows (in thousands):

Year	Amount
2016	$1,340
2017	1,435
2018	1,213
2019	420
2020	162
Thereafter	146
Total	$4,716

Note 7 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

December 31,	2015	2014

Compensation	$2,075	$513
Interest	—	20
Job costs	310	199
Rent	48	91
Sales tax payable	191	119
Preferred stock dividends	—	27
Taxes	76	—
Other	209	276

Accrued Expenses	$2,909	$1,245

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 8 — Acquisition of EnerPath

On March 24, 2015, the Company acquired EnerPath International Holding Company, a California-based provider of software solutions and program administration for utility energy efficiency programs (“EnerPath”). The consideration paid in connection with the EnerPath acquisition was approximately $11 million in cash with $1.0 million held in escrow, subject to adjustment as set forth in the Agreement and Plan of Merger by and among the Company, EIHC Merger Sub, Inc., a wholly-owned subsidiary of the Company, EnerPath, and the EnerPath stockholders.  The purchase price adjustment indemnification escrow of $250 thousand was released on June 25, 2015, together with the $75 thousand escrow that had been set aside to cover expenses of the stockholders’ representative. An amount equal to approximately $629 thousand remains in escrow to cover any post-closing indemnification.

The fair values of the assets acquired and liabilities assumed related to the acquisition are based on estimates and assumptions.  These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed.  Such changes could result in material variances between the Company’s future financial fair values recorded and expenses associated with these items, including variances in the estimated purchase price.

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

The preliminary estimate of intangible assets acquired from EnerPath, the acquired intangible asset categories, fair value and average amortization periods are as follows (in thousands):

		Average	Estimated Annual
		Amortization	Amortization
	Fair Value	Method/Period	Expense
Customer relationships	$1,505	Cash flow/7 years	$215
Enerworks System Software	3,265	4 years	816
Trade name	825	3 years	275
	$5,595		$1,306

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on January 1, 2014 (in thousands, except per share data):

Lime Energy Co.

Notes to Consolidated Financial Statements

Years ended December 31,	2015	2014

Revenue	$123,035	$99,441

Loss from continuing operations	$(346)	$(5,221)

(Loss) Income from operation of discontinued business	(632)	7

Net loss	$(978)	$(5,214)

Preferred stock dividends	(1,293)	(2,979)

Net loss available to common stockholders	$(2,271)	$(8,193)

Basic and Diluted (loss) earnings Per Common Share From
Continuing operations	$(0.17)	$(2.11)
Discontinued operations	(0.07)	—
Basic and Diluted Loss Per Common Share	$(0.24)	$(2.11)

Weighted Average Common
Shares Outstanding	9,548	3,885

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

The results of operations of the EnerPath International Holding Company have been included in the Company’s consolidated financial statements since the March 24, 2015 closing date, including approximately $34.1 million of total revenue and $0.4 million of operating income.

Acquisition costs on the Unaudited Condensed Consolidated Statement of Operations are comprised of acquisition expenses, including legal, accounting, and banking expenses.

Note 9 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Series A Purchase Agreement”) with a group of investors including two of our directors, Mr. Christopher Capps and Mr. Richard Kiphart (collectively with the other investors, the “ Series A Investors”), pursuant to which the Series A Investors purchased 926,223 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) at a price of $10.00 per share of Series A Preferred Stock. The purchase price was paid with (a) $2.5 million in cash and (b) the exchange of approximately $6.8 million (principal amount and accrued interest) of the Company’s Subordinated Secured Convertible Pay-In-Kind Notes (the “Notes”), representing all of the outstanding Notes at the time.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

On December 23, 2014, in connection with the issuance of Series C Preferred Stock (discussed in Note 12 - “Sale of Series C Preferred Stock”), all outstanding shares of Series A Preferred Stock were converted to 3,084,261 shares of common stock, and the Series A Warrants that had been issued in connection with the entry into the Series A Purchase Agreement were cancelled.

Note 10 — Subordinated Convertible Term Notes

2015 Convertible Debt Financing to Fund the EnerPath Acquisition — Related Party

To finance the purchase price for the acquisition of EnerPath (described in Note 8—“Acquisition of EnerPath” above), the Company entered into a Note Purchase Agreement, dated March 24, 2015 (the “Note Purchase Agreement”) with Bison Capital Partners IV, L.P., a Delaware limited partnership (“Bison”), pursuant to which the Company sold to Bison a note in the amount of $11.75 million (the “Note”). The proceeds from the sale of the Note were used to finance the EnerPath acquisition and to pay $0.9 million of fees and expenses incurred in connection therewith, including fees and expenses incurred in connection with the Note Purchase Agreement, which were capitalized and included as a discount to long-term debt. As of the date the Note was issued, Bison owned 10,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”), which was, as of that date, convertible into approximately 30% of the Company’s common stock, making Bison the Company’s single largest stockholder. Two members of the Company’s Board, Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. Mr. Hildebrand and Mr. Macdonald recused themselves from the Board’s consideration of the Note issuance. The Note is guaranteed by each subsidiary of the Company, including EnerPath and each of EnerPath’s subsidiaries, and is secured by a lien on all of the assets of the Company and each of its subsidiaries. The Company may not elect to prepay the Note.

Based upon the initial conversion price of the Note ($3.16), all or any portion of the principal amount of the Note, plus, subject to the terms of the Note, any accrued but unpaid interest, but not more than the principal amount of the Note, may, at the election of the Note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s Consolidated Statements of Operations. Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Note. That discount, absent the Note amendment described below, would have been amortized to interest expense over the term of the Note. The Company determined the estimated fair value of the derivative liability to be $5.6 million and $6.6 million as of the Note issuance date and December 31, 2015, respectively.

Lime Energy Co.

Notes to Consolidated Financial Statements

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

On March 31, 2015, we executed an amendment (“Amendment No. 1”) to the Subordinated Secured Convertible Promissory Note dated March 24, 2015 between us and Bison. The Amendment provided that, should the Company fail to meet certain trailing EBITDA targets as of June 30, 2015, September 30, 2015, or December 31, 2015, then for each such quarter in which such EBITDA target was not met, an additional $1 million in interest would have accrued and been added to the note principal. We were in compliance with all of the financial covenants in Amendment No. 1 and no penalty interest was accrued.

Pursuant to prevailing accounting guidance, Amendment No. 1, for accounting purposes, was treated as an extinguishment of the original Note and the issuance of a new note, with the conversion derivative left intact and unchanged. Upon extinguishment, the net carrying amount of the extinguished Note (including its principal amount and related discounts and deferred financing costs) of $5.8 million was written off and the fair value of the amended Note was established, resulting in a net charge to earnings in the statement of operations of $1.4 million. The fair value of the amended Note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company. The March 31, 2015 carrying value of $7.3 million will incur interest charges at an effective interest rate required to result in the ultimate amount of cash flows needed to service the Note. As of March 31, 2015, that effective interest rate was estimated at 25.4% but may change depending on actual cash requirements to service the Note pursuant to the various interest payment alternatives described above.

On March 30, 2016, we entered into a second amendment to the Bison Note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016. Pursuant to Amendment No. 2, if we fail to meet the specified trailing EBITDA targets for any of these quarters, then for each such quarter in which such EBITDA target is not met up to an additional $500 thousand in interest will accrue and be added to the note principal. As a result of Amendment No. 2, a failure on our part to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016 would not be an event of default under the Note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if we are unable to further amend the Bison Note or significantly improve our EBITDA, our consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the Bison Note for which Bison could accelerate our repayment of the indebtedness.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

On December 23, 2014, in connection with the issuance of Series C Preferred Stock discussed in Note 12—“Sale of Series C Preferred Stock” below, the 2014 Notes were converted into 213,500 shares of common stock.

Note 11 —Sale of Series B Preferred Stock

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

On December 23, 2014, in connection with the issuance of Series C Preferred Stock (discussed in Note 12 - “Sale of Series C Preferred Stock”), all shares of Series B Preferred Stock were converted to 2,383,437 shares of the Company’s common stock, and the Series B Warrants that had been issued in connection with the entry into the Series B Purchase Agreement were cancelled.

Note 12 —Sale of Series C Preferred Stock

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison, pursuant to which Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price of $1,000 per share of Series C Preferred Stock.

The shares of Series C Preferred Stock are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months. The base amount is adjusted on each dividend payment date for the unpaid dividends accrued. The Company accrued dividends of $1.3 million during the year ended December 31, 2015.

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

In connection with the issuance of the Series C Preferred Stock, the Company, Bison, Mr. Kiphart and The John Thomas Hurvis Revocable Trust entered into a Shareholder and Investor Rights Agreement dated as of December 23, 2014 (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a portion of the new securities equal to the number of shares of common stock beneficially owned by Bison divided by the total number of shares of common stock then outstanding, on a fully-diluted basis.

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

If, on the fifth anniversary of the closing date or any succeeding anniversary of such date, ten percent (10%) of the average daily trading volume of common stock is less than the number of shares of common stock beneficially owned by Bison divided by 240, then Bison may require the Company to initiate a sale process. Subject to the terms of the Shareholder Agreement, the stockholders of the Company party to the Shareholder Agreement have agreed to vote in favor of and otherwise support such a sale. If such a sale is not consummated within nine months, Bison shall have the right to require the Company to purchase, subject to the terms of the Shareholder Agreement, all or any portion of its Series C Preferred Stock or common stock into which such Series C Preferred Stock has converted, for a per share price generally equal to the average closing price of the Company’s common stock for the 60 trading days immediately preceding the date on which notice of exercise of such right is given to the Company.

The Company incurred costs of approximately $617 thousand to issue the Series C Preferred Stock. These costs were recorded net of the proceeds of the Series C Preferred Stock. The Series C Preferred Stock is classified outside of permanent equity as the rights of redemption and the ability to initiate a sale are not solely within the control of the Company.

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company has used the cash proceeds from the sale of the Series C Preferred Stock for general corporate purposes.

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

Under the Amended and Restated Registration Rights Agreement, Bison is entitled to certain registration rights in connection with the common stock into which its shares of Series C Preferred Stock and the Note may convert, including the right to demand the registration of such shares and rights to include such shares in other registration statements filed by the Company. Additionally, Mr. Kiphart and the John Thomas Hurvis Revocable Trust are entitled to include certain of their shares of common stock in a registration statement filed by the Company. The Company has agreed to indemnify the other parties to the Amended and Restated Registration Rights Agreement in connection with any claims related to their sale of securities under a registration statement, subject to certain exceptions.

Note 13 — Letter of Credit Agreement

On August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Kiphart (the “LOC Agreement”), which replaced a previous letter of credit agreement the Company had entered into with Mr. Kiphart on December 7, 2012. Pursuant to the LOC Agreement, Mr. Kiphart agreed to cause, at the Company’s request, the issuance of one or more letters of credit (collectively, the “Kiphart Letter of Credit”) for the benefit of a surety, up to an aggregate amount of $1.3 million. The Kiphart Letter of Credit was used to guarantee certain obligations of the Company in connection with its performance under a contract between the Company and a utility customer. Mr. Kiphart’s obligation to cause the issuance of, or leave in place, the Kiphart Letter of Credit was to terminate on December 31, 2019. The Company agreed to indemnify Mr. Kiphart for any liability in connection with any payment or disbursement made under the Kiphart Letter of Credit. The Company also had agreed to pay for or reimburse any fees and out-of-pocket expenses incurred by Mr. Kiphart in connection with the Kiphart Letter of Credit. All amounts due to Mr. Kiphart under the LOC Agreement were payable by the Company within ten business days of the Company’s receipt of a written demand thereof from Mr. Kiphart.

In addition, the Company had agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent (6%) per annum. The Company accrued interest of $34 thousand during 2015.

Lime Energy Co.

Notes to Consolidated Financial Statements

As consideration for Mr. Kiphart’s obligations under the LOC Agreement, the Company had issued to Mr. Kiphart warrants to purchase 50,000 shares of the Company’s common stock. The value of the warrants, which had been determined to be $100 thousand, was capitalized as deferred financing costs. In connection with the issuance of Series C Preferred Stock discussed in Note 12 - “Sale of Series C Preferred Stock,” the warrants were forfeited and deferred financing costs of $100 thousand were recorded to interest expense.

In May 2015, the Company replaced the Kiphart Letter of Credit with restricted funds of the Company.  The restriction on these funds was released in January 2016 as the Company entered into two Letter of Credit agreements with Heritage Bank of Commerce in December 2015 for letters of credits of $1.3 million and $0.1 million as discussed under Note 15 — “Line of Credit — Heritage Bank of Commerce.”  The Letters of Credit are used to guarantee certain obligations of the Company in connection with its performance under contracts between the Company and two utility customers.  The Letters of Credit reduce our borrowing base as calculated in the Company’s Line of Credit with Heritage Bank of Commerce as described in Note 15.

Note 14 — Business Segment Information

All of the Company’s operations, including EnerPath’s operations, are included in one reportable segment, the Energy Efficiency segment.

Note 15 — Line of Credit — Heritage Bank of Commerce

On July 24, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce (the “Bank”), whereby the Bank agreed to make available to the Company a secured credit facility (the “Credit Facility”) consisting of a $6.0 million revolving line of credit which the Company may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, the Company issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60 thousand in the aggregate.

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

In December 2015, the Company entered into two Letter of Credit agreements with Heritage Bank of Commerce in December 2015 for letters of credits of $1.3 million and $0.1 million.  The Letters of Credit are used to guarantee certain obligations of the Company in connection with its performance under contracts between the Company and two utility customers.  The Letters of Credit reduce our borrowing base as calculated under the Loan Agreement.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 16 — Interest Expense

Interest expense is comprised of the following (in thousands):

Year ended December 31,	2015	2014
Letter of credit — Related Party (Note 13)	$39	$33
Subordinated convertible notes — Related Party (Note 10)	1,013	48
Total Contractual Interest	1,052	81
Amortization of deferred issuance	67	108
Amortization of debt discount — Related Party (Note 10)	169	—
Other	25	—
Total Interest Expense	$1,313	$189

Note 17 — Lease Commitments

The Company leased offices in California, Massachusetts, New Jersey, New York, North Carolina, Ohio, Tennessee and Pennsylvania at various times during 2015 and 2014 from unrelated third parties under leases expiring through 2026, for which it paid a total of $807 and $736 thousand during 2015 and 2014, respectively.

Future annual minimum rentals to be paid by the Company under these non-cancellable operating leases as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Total
2016	720
2017	610
2018	507
2019	489
2020	472
Thereafter	2,180
Total	$4,978

Note 18 — Income Taxes

The composition of income tax expense (benefit) is as follows (in thousands):

Lime Energy Co.

Notes to Consolidated Financial Statements

Year ended December 31,	2015	2014

Current Tax Expense/(Benefit)
Federal	$—	$—
State	—	—
Other	99	—
Total Current Tax Expense/(Benefit)	99	—

Deferred Tax Expense/(Benefit)
Federal	$246	$(645)
State	(526)	(122)
Change in valuation allowance	280	767
Tax benefit - acquistion of EnerPath	(1,246)	—
Total Deferred Tax Expense/(Benefit)	(1,246)	—

Total Tax Expense/(Benefit)	$(1,147)	$—

Significant components of the Company’s net deferred tax asset are as follows (in thousands):

December 31	2015	2014
Deferred Tax Assets:
Federal and state net operating loss carryforwards	$45,444	$45,693
Debt Modification	558	—
Change in Derivative Value	391	—
Stock-based compensation	842	470
Allowance for doubtful accounts	588	829
Transaction costs	763	—
Intangible assets	(1,853)	—
Property & equipment	(53)	(120)
Other	166	254
Valuation allowance	(46,846)	(47,126)
Total deferred tax assets	$—	$—

The Company has recorded a valuation allowance in an amount equal to the net deferred tax assets due to the uncertainty of its realization in the future.  At December 31, 2015, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of approximately $140 million, which expire in the years 2018 through 2034.  Under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Section 382, which have occurred at various points in the Company’s history, utilization of its net operating loss carryforwards will be significantly limited under certain circumstances.  Based on an analysis of ownership changes prior to 2008, approximately $30.0 million of the net operating losses will expire unused due to Section 382 limitations.  For the same periods, the Company also has state net operating loss carryforwards of approximately $130 million, which unused, will expire at various dates through 2034.

A reconciliation of the statutory federal rate of 34% and the effective income tax rate for continuing operations for the years ended December 31, 2015 and 2014 is as follows:

Lime Energy Co.

Notes to Consolidated Financial Statements

Year ended December 31,	2015	2014

Federal income tax at statutory rate	34.0%	34.0%

Cancellation of debt income	0.0%	(3.0)%

State and local taxes, net of federal benefit	0.0%	1.0%

Preferred dividends	(8.0)%	(18.0)%

Other	3.6%	0.0%

Valuation Reserve	(29.6)%	(14.0)%

Effective income tax rate	0.0%	0.0%

The Company has recorded a valuation allowance of $46.8 million due to the uncertainty of future utilization of the deferred tax assets.

The effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No uncertain tax positions have been identified through December 31, 2015.  If we did identify any uncertain tax positions, any accrued interest related to unrecognized tax expenses and penalties would be recorded in income tax expense.  The statute of limitations is normally three years from the extended due date of the return for federal and state tax purposes.  However, for taxpayer’s with net operating losses, the statute is effectively open to any year in which a net operating loss was generated.  The statute of limitations for the Company is therefore effectively open for the years 1998 through 2015.  The Company’s federal returns have been audited for the 2008 and 2009 tax years.

Note 19 — Commitments and Contingencies

The Company carries Directors and Officers insurance, which it anticipates will cover the cost of defending an existing class action suit and derivative action and any related awards or settlements, up to the limit of the policy.  At this point in the legal process, the Company estimates that it’s reasonably possible costs, over and above the amounts covered by insurance, of responding to these lawsuits, responding to the SEC investigation and completing its internal investigation and restatement will be approximately $7.0 million, of which $6.7 million had been incurred through December 31, 2015.  There are many factors that could cause the actual costs to exceed or be less than this estimate, therefore the Company has not accrued for these potential future costs.

Lime Energy Co.

Notes to Consolidated Financial Statements

Note 20 — Equity Transactions

2014 Transactions

a)             During 2014, the Company granted 88,801 shares of restricted stock to eight non-employee directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date provided the director was still serving on the Company’s board of directors on the vesting date.

b)             During 2014, the Company granted 30,157 shares of restricted stock to two senior employees.  These shares vest in equal amounts on each of December 31, 2014, 2015 and 2016, if the employee still works for the Company on the applicable vesting date.

c)              On January 29, 2014, the Company sold 200,000 shares of its Series B Preferred Stock to an investor for $2 million.  Please see Note 11 — “Sale of Series B Preferred Stock” for additional information regarding this transaction.  On December 23, 2014 all Series B Preferred Shares along with accrued dividends were converted into 2,383,437 shares of common stock.

d)             On August, 4, 2014, the Company entered into a Subscription Agreement with a group of investors who lent the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes.  On December 23, 2014, the notes and accrued interest were converted into 213,500 shares of common stock.  Please see Note 12 — “Sale of Series C Preferred Stock”, for additional information regarding this transaction.

e)              On December 23, 2014, the Company sold 10,000 shares of the Company’s Series C Preferred Stock to an investor for $10,000,000.  As part of this transaction, all Series A and Series B Preferred shares with accrued dividends and the Convertible Pay-In-Kind notes with accrued interest were converted into 5,681,198 shares of common stock.  Please see Note 12 — “Sale of Series C Preferred Stock” for additional information regarding this transaction.

f)               On December 23, 2014, as part of the sale of the Company’s Series C Preferred Stock, all then outstanding warrants were forfeited.

2015 Transactions

g)              During 2015, the Company granted 92,413 shares of restricted stock to eight of its outside directors pursuant to the 2010 Non-Employee Directors’ Stock Plan as compensation for their service on the Board.  These shares vest 50% upon grant and 50% on the first anniversary of the grant date if the director is still serving on the Company’s board of directors on the vesting date.

h)             On July 24, 2015, the Company entered into a Loan and Security Agreement with Heritage Bank of Commerce, whereby the Bank agreed to make available to the Company a secured credit facility.  As part of the agreement the Company issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60 thousand in the aggregate.  Please see Note 15 — “Line of Credit — Heritage Bank of Commerce,” for additional information regarding this transaction.

Note 21 — Stock Options

The Compensation Committee of the Board of Directors of the Company (the “Board”) grants stock options and restricted stock under the Company’s 2008 Long-Term Incentive Plan (as amended, the “2008 Plan”).  Prior to an amendment to the 2008 Plan that became effective on October 15, 2015, the 2008 Plan provided that up to 407,143 shares of our common stock could be delivered under the plan to certain of our employees, consultants, and non-employee directors.  As amended, the 2008 Plan provides for the issuance

Lime Energy Co.

Notes to Consolidated Financial Statements

of up to 1,585,718 shares of our common stock.  In addition, the 2008 Plan provides for an automatic annual increase in the number of shares of our common stock reserved under the plan in an amount equal to 35,715 shares.

Awards granted under the 2008 Plan may be incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”).  The exercise price for any ISO may not be less than 100% of the fair market value of the stock on the date the option is granted, except that with respect to a participant who owns more than 10% of the common stock the exercise price must be not less than 110% of fair market value. The exercise price of any NQSO shall be in the sole discretion of the Compensation Committee or the Board. To qualify as an ISO, the aggregate fair market value of the shares (determined on the grant date) under options granted to any participant may not exceed $100,000 in the first year that they can be exercised. There is no comparable limitation with respect to NQSOs.  The term of all options granted under the 2008 Plan will be determined by the Compensation Committee or the Board in their sole discretion; provided, however, that the term of an ISO may not exceed 10 years from the grant date.

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

As of December 31, 2015, there were approximately 270 employees of the Company eligible to participate in the 2008 Plan, and 1,267,036 shares of common stock reserved for issuance under the 2008 Plan.

Effective April 1, 2000, the Company adopted a stock option plan for all independent directors, which is separate and distinct from the 2008 Stock Incentive Plan described above.  The Directors’ Plan was replaced during 2010 by the 2010 Non-Employee Directors’ Stock Plan, which is described in Note 23 — “Employee Stock Purchase Plan.”

The following table summarizes the options granted, exercised, forfeited and outstanding through December 31, 2015:

Lime Energy Co.

Notes to Consolidated Financial Statements

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at December 31, 2013	446,634	$3.64 - $1,675.80	$36.82

Granted	20,000	$2.57 - $2.57	$2.57
Exercised	—
Forfeited	(364,419)	$4.27 - $1,675.80	$45.55

Outstanding at December 31, 2014	102,215	$2.57 - $77.91	$21.78

Granted	1,252,680	$2.71 - $3.21	$2.91
Exercised	—
Forfeited	(87,859)	$2.82 - $31.50	$9.96

Outstanding at December 31, 2015	1,267,036	$2.57 - $77.91	$3.95

Options exercisable at December 31, 2015	89,089	$2.57 - $77.91	$17.55
Options exercisable at December 31, 2014	68,999	$2.57 - $77.91	$23.59

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$2.57 - $3.00	1,172,280	9.7 years	$2.91	29,333	$2.69
$3.01 - $5.00	49,286	9.0 years	$3.27	14,286	$3.64
$5.01 - $6.00	7,143	6.7 years	$5.25	7,143	$5.25
$20.01 - $30.00	22,092	4.5 years	$24.84	22,092	$24.84
$30.01 - $40.00	4,373	6.1 years	$34.28	4,373	$34.28
$40.01 - $50.00	7,789	0.6 years	$49.21	7,789	$49.21
$50.01 - $77.91	4,073	1.8 years	$76.94	4,073	$76.94
$2.57 - $77.91	1,267,036	9.5 years	$3.95	89,089	$17.55

The aggregate intrinsic value of the outstanding options (the difference between the closing stock price on the last trading day of 2015 of $2.88 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015 was $20.4 thousand. The aggregate intrinsic value of the exercisable options as of December 31, 2015 was $5.7 thousand. These amounts will change based on changes in the fair market value of the Company’s common stock.

The Company uses an Enhanced Hull-White Trinomial model to value its employee options. The weighted-average, grant-date fair value of stock options granted to employees during the year, and the weighted-average significant assumptions used to determine those fair values, using the Enhanced Hull-White Trinomial model for stock options under ASC 718, are as follows:

Lime Energy Co.

Notes to Consolidated Financial Statements

Year ended December 31,	2015	2014

Weighted average fair value per options granted	$1.19	$0.63

Significant assumptions (weighted average):
Risk-free interest rate at grant date	0.02%	0.03%
Expected stock price volatility	64%	63%
Expected dividend payout	—	—
Expected option life (years) (1)	6.0	5.8
Expected turn-over rate	20.3%	32.1%
Expected exercise multiple	2.2	2.2

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

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period, which is generally equal to the vesting period of the option.  The subject stock options expire ten years after the date of grant. The Company recognized stock compensation expense for stock options of $509 thousand and $(8) thousand during the years ended December 31, 2015, and 2014, respectively.

As of December 31, 2015, $975 thousand of total unrecognized compensation cost related to outstanding stock options, unadjusted for potential forfeitures, is expected to be recognized as follows:

Year ending December 31, (in thousands)
2016	$633
2017	$270
2018	72
Total	$975

Note 22 —Restricted Stock

On June 3, 2010, stockholders approved the 2010 Non-Employee Directors’ Stock Plan (the “2010 Directors’ Plan”), which replaced the 2001 Directors Plan.  The 2010 Directors’ Plan provides for the

Lime Energy Co.

Notes to Consolidated Financial Statements

granting of stock to non-employee directors to compensate them for their services to the Company.  The use of the shares available under the 2010 Directors’ Plan is administered by the Company’s Board of Directors, which has delegated its powers to the Compensation Committee of the Board of Directors.  The Compensation Committee has designed a plan that grants non-employee directors restricted shares of stock with the following market values on the date of grant:

For Board Service:

Each director upon initial election:	$40,000
Annual grant to each director:	$20,000

Annual Grants for Committee Service:

Audit Committee:
Chairman	$15,000
Members	$10,000

Compensation Committee:
Chairman	$10,000
Members	$5,000

Nominating Committee:
Chairman	$5,000
Members	$2,500

Half of the shares received pursuant to each grant under the 2010 Directors’ Plan vest immediately and the remaining shares vest on the one-year anniversary of such grant.  Shares for board service are granted on the first business day of the year and shares for committee service are granted upon appointment to the committee following the annual meeting of stockholders.  Newly appointed directors receive their initial grant on their date of appointment.

The Company has also granted shares of restricted stock to certain senior managers under its 2009 Management Incentive Compensation Plan as a form of long-term incentive.  Grants under this plan typically vest over a three-year period provided that the grantee is still an employee on the applicable vesting date.

The following table summarizes the shares of restricted stock granted, vested, forfeited and outstanding as of December 31, 2015:

	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested Shares at December 31, 2013	62,584	$4.22

Granted	118,958	$3.41
Vested	(92,870)	$3.42
Forfeited	(15,339)	$4.89

Unvested Shares at December 31, 2014	73,333	$2.79

Granted	92,413	$2.73
Vested	(129,895)	$2.69
Forfeited	(3,460)	$2.89

Unvested Shares at December 31, 2015	32,391	$3.15

Lime Energy Co.

Notes to Consolidated Financial Statements

The Company accounts for grants of restricted stock in accordance with ASC 718. This pronouncement requires companies to measure the cost of the service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period, which is generally equal to the vesting period of the grant.  The Company recognized $362 thousand and $287 thousand of stock compensation expense related to the issuances of restricted stock in the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, there was approximately $36 thousand of unrecognized expense related to these restricted stock issuances which will be recognized over a weighted-average period of 5.2 months.

Note 23 - Employee Stock Purchase Plan

During the first quarter of 2015, our Board adopted, and subsequently our shareholders approved, the Lime Energy Co. 2014 Employee Stock Purchase Plan (the “2014 ESPP”).  The 2014 ESPP provided for two successive six-month offering periods commencing on July 1, 2014 and January 1, 2015, respectively.  During the second quarter of 2015, our Board adopted, and subsequently our shareholders approved, the Lime Energy Co. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which became effective on June 18, 2015.  The 2015 ESPP provides for the issuance of up to 100,000 shares of common stock in two successive six-month offering periods commencing on July 1, 2015 and January 1, 2016, respectively.

For accounting purposes, each employee participating in the 2014 ESPP and the 2015 ESPP is considered to have received a series of options for current and future offering periods to purchase shares at a price equal to the closing price on the first day of the offering period, less 15%.  The Company calculates the value of these options using a trinomial option pricing model and amortizes the values as share-based compensation expense over the term of option, which is considered to extend through the end of the related offering period.  The Company recorded net share-based compensation expense under the 2015 ESPP and 2014 ESPP during 2015 of $17 thousand.

Note 24 — Legal Matters

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

Lime Energy Co.

Notes to Consolidated Financial Statements

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

SEC Investigation.  In 2012, the SEC commenced an investigation with respect to certain of the Company’s revenue recognition practices and financial reporting.  The Company has cooperated with the SEC staff throughout the course of the investigation, which is likely to lead to regulatory or legal proceedings and could have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company is in discussions with the SEC regarding the possibility of resolving this matter.  There can be no assurances that these discussions will lead to a resolution, or of the amount or timing of any such resolution.

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

Note 25 — Related Parties

On December 7, 2012, the Company entered into a Letter of Credit Agreement with Mr. Richard Kiphart, pursuant to which Mr. Kiphart agreed to provide collateral in connection with the issuance of letters of credit to support the issuance of surety bonds required under construction contracts won by the Company.  Please see Note 13 — Letter of Credit Agreement for additional information regarding this transaction.

On September 23, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement with a group of investors that included Mr. Richard Kiphart and Mr. Christopher Capps.  Please see Note 9 — Conversion of Subordinated Debt and Sale of Series A Preferred Stock for additional information regarding this transaction.

On December 30, 2013, the Company entered into a Preferred Stock and Warrant Purchase Agreement with two investors, including Mr. Richard Kiphart.  Please see Note 11 — Sale of Series B Preferred Stock for additional information regarding this transaction.

On August 4, 2014, the Company entered into a Convertible Note Agreement with a group of investors including Mr. Richard Kiphart (the Note Holders), pursuant to which the Note Holders lent to the Company $1,000,000 under Subordinated Secured Convertible Pay-In-Kind Notes.  Please see Note 10 — Subordinated Convertible Term Notes for additional information regarding this transaction.

Lime Energy Co.

Notes to Consolidated Financial Statements

On August 1, 2014, the Company entered into a Letter of Credit Agreement with Mr. Richard Kiphart, which replaced the December 7, 2012 Letter of Credit Agreement, for the benefit of a surety at the Company’s request.  Please see Note 13 — Letter of Credit Agreement for additional information regarding this transaction.

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison Capital Partners IV, L.P., a Delaware limited partnership (“Bison”).  Pursuant to the terms of the Series C Purchase Agreement, the Series C Investors purchased 10,000 shares of the Company’s Series C Preferred Stock.  Effective December 22, 2014, the holders of the Company’s Series A Preferred Stock and Series B Preferred Stock converted all of the shares thereof into shares of Common Stock.  Also the holders of the Company’s Subordinated Secured Convertible Pay-In-Kind Notes and warrants converted such notes for shares of Common Stock and cancelled such warrants.  Please see Note 12 — “Sale of Series C Preferred Stock” for additional information regarding this transaction.

On March 24, 2015, the Company entered into a Note Purchase Agreement with Bison.  Pursuant to the terms of the Note Purchase Agreement, based upon the initial conversion price of the Note ($3.16), all or any portion of the principal amount of the Note, plus, subject to the terms of the Note, any accrued but unpaid interest, but not more than the principal amount of the Note, may, at the election of the Note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first.  Please see Note 10 — Subordinated Convertible Term Notes for additional information regarding this transaction.

The Company does not have a written policy concerning transactions between the Company or a subsidiary of the Company and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person.  However, the Company’s practice is that such transactions shall be reviewed by the Company’s Board of Directors and found to be fair to the Company prior to the Company (or a subsidiary) entering into any such transaction, except for (i) executive officers’ participation in employee benefits which are available to all employees generally; (ii) transactions involving routine goods or services which are purchased or sold by the Company (or a subsidiary) on the same terms as are generally available in arm’s-length transactions with unrelated parties (however, such transactions are still subject to approval by an authorized representative of the Company in accordance with internal policies and procedures applicable to such transactions with unrelated third parties); and (iii) compensation decisions with respect to executive officers other than the CEO, which are made by the Compensation Committee pursuant to recommendations of the CEO.

Note 26 — Selected Quarterly Financial Data (unaudited)

The following presents the Company’s unaudited quarterly results for fiscal 2015 and fiscal 2014. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results.  All amounts, except per share data, are presented in thousands.

Lime Energy Co.

Notes to Consolidated Financial Statements

	Fiscal 2015 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$18,299	$31,950	$32,160	$30,214	$112,623
Gross profit	5,499	10,872	11,035	10,357	37,763
(Loss) Income from continuing operations before income taxes	(3,282)	(752)	1,862	(1,498)	(3,670)
Income tax benefit (expense)	1,246	(75)	(3)	(21)	1,147
(Loss) Income from continuing operations	(2,036)	(827)	1,859	(1,519)	(2,523)
Loss from discontinued operations	(63)	(158)	(46)	(365)	(632)
Net (Loss) Income	(2,099)	(985)	1,813	(1,884)	(3,155)
Preferred dividends	(308)	(312)	(336)	(337)	(1,293)
Net (loss) Income available to common stockholders	(2,407)	(1,297)	1,477	(2,221)	(4,448)
Basic (loss) earnings per common share from:
Continuing operations	$(0.25)	$(0.12)	$0.16	$(0.19)	$(0.40)
Discontinued operations	$(0.01)	$(0.02)	$(0.00)	$(0.04)	$(0.07)
Weighted averages shares	9,503	9,548	9,570	9,570	9,548
Diluted (loss) earnings per common share from:
Continuing operations	$(0.25)	$(0.12)	$0.05	$(0.19)	$(0.40)
Discontinued operations	$(0.01)	$(0.02)	$(0.00)	$(0.04)	$(0.07)
Weighted averages shares	9,503	9,548	17,697	9,570	9,548

	Fiscal 2014 Quarters Ended,
	March 31	June 30	September 30	December 31	Total
Revenue	$12,280	$13,590	$15,585	$17,361	$58,816
Gross profit	3,729	4,414	4,850	4,661	17,654
Loss from continuing operations	(1,165)	(229)	(45)	(1,191)	(2,630)
Loss (Income) from discontinued operations	(3)	55	136	(181)	7
Net (Loss) Income	(1,168)	(174)	91	(1,372)	(2,623)
Preferred dividends	(1,466)	(486)	(521)	(506)	(2,979)
Net loss available to common stockholders	(2,634)	(660)	(430)	(1,878)	(5,602)
Basic and diluted loss per common share from:
Continuing operations	$(0.31)	$(0.06)	$(0.15)	$(0.39)	$(1.44)
Discontinued operations	$(0.00)	$0.01	$0.04	$(0.04)	$0.00
Weighted averages shares	3,725	3,730	3,760	4,325	3,885