Form 10-Q
period 2016-03-31
LIME ENERGY CO.
filed 2016-05-13
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-16265

LIME ENERGY CO.

(Exact name of registrant as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Gateway Center, 4th Floor, 100 Mulberry Street, Newark NJ  07102

(Address of principal executive offices, including zip code)

(201) 416-2559
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

9,629,774 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of May 13, 2016.

LIME ENERGY CO.

FORM 10-Q

For The Quarter Ended March 31, 2016

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

•                  failure to comply with covenants contained in our loan agreements could trigger prepayment obligations, which could adversely affect our results of operations and financial condition;

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

The factors listed above should not be construed as exhaustive and should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015;

particularly under “Item 1A, Risk Factors.”  Any forward-looking statements speak only as of the date the statement is made and, except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2016	December 31,
	(unaudited)	2015 (1)

Assets

Current Assets
Cash and cash equivalents	$2,373	$5,389
Restricted cash	—	1,300
Accounts receivable, net of allowance for doubtful accounts of $1,415 and $1,636 at March 31, 2016 and December 31, 2015, respectively	19,622	23,641
Inventories	2,103	2,502
Unbilled accounts receivable	5,403	6,451
Prepaid expenses and other	1,208	1,300
Current assets of discontinued operations	32	90
Total Current Assets	30,741	40,673

Net Property and Equipment	2,969	2,651
Long-Term Receivables	1,183	1,224
Intangible Assets, net	4,381	4,716
Deferred Financing Costs, net	101	129
Goodwill	8,173	8,173

Total Assets	$47,548	$57,566

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,
	2016	December 31,
	(unaudited)	2015 (1)

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable	$16,557	$22,423
Accrued expenses	2,617	2,909
Unearned revenue	860	1,313
Customer deposits	282	471
Other current liabilities	11	11
Current portion of long-term liabilities	24	16
Current liabilities of discontinued operations	133	138
Total Current Liabilities	20,484	27,281

Long-Term Debt, less current maturities	102	60
Long-Term Debt - Related Party	10,750	7,753
Derivative Liability - Related Party	7,427	6,671
Total Liabilities	38,763	41,765

Commitments and contingencies

Contingently redeemable series C preferred stock, $0.01 par value: 10,000 shares authorized, issued and outstanding (includes accrued dividends)	11,055	10,703

Stockholders’ Equity (Deficiency)
Common stock, $0.0001 par value; 50,000,000 shares authorized 9,629,774 and 9,570,398 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	208,575	208,603
Accumulated deficit	(210,846)	(203,506)

Total Stockholders’ Equity (Deficiency)	(2,270)	5,098

Total Liabilities and Stockholders’ Equity (Deficiency)	$47,548	$57,566

See accompanying notes to condensed consolidated financial statements.

(1)         Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

Three Months Ended March 31,	2016	2015

Revenue	$23,149	$18,299

Cost of sales	16,212	12,800

Gross profit	6,937	5,499

Selling, general and administrative	9,998	5,806
Acquisition costs	218	694
Amortization of intangibles	335	31

Operating loss	(3,614)	(1,032)

Other income (expense)
Interest income	76	35
Interest expense	(976)	(60)
Extinguishment of debt - related party	(2,052)	(1,420)
Loss from change in derivative liability - related party	(756)	(805)

Total other expense	(3,708)	(2,250)

Loss from continuing operations before income taxes	(7,322)	(3,282)

Income tax benefit (expense)	(6)	1,246

Loss from continuing operations	(7,328)	(2,036)

Discontinued operations:
Loss from operation of discontinued business	(12)	(63)

Net loss	$(7,340)	$(2,099)

Preferred stock dividends	(352)	(308)

Net loss available to common stockholders	$(7,692)	$(2,407)

Basic and diluted loss per common share from
Continuing operations	$(0.80)	$(0.24)
Discontinued operations	—	(0.01)

Basic and diluted loss per common share	$(0.80)	$(0.25)

Weighted average common shares outstanding	9,625	9,503

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(in thousands, unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2015	9,570	$1	$208,603	$(203,506)	$5,098

Preferred stock dividends	—	—	(352)	—	(352)
Shares issued for benefit plans	18	—	43	—	43
Share-based compensation	42	—	281	—	281
Net loss	—	—	—	(7,340)	(7,340)
Balance, March 31, 2016	9,630	$1	$208,575	$(210,846)	$(2,270)

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Three Months Ended March 31,	2016	2015

Cash Flows From Operating Activities
Net loss	$(7,340)	$(2,099)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	156	97
Share-based compensation	281	225
Depreciation and amortization	617	208
Amortization of deferred financing costs	27	8
Change in derivative liability	756	805
Loss on extinguishment of debt	2,052	1,420
Deferred income tax benefit	—	(1,246)
Interest on subordinated note added to principal - related party	869	32
Amortization of original issue discount - related party	76	—
Preferred stock dividends	—	(308)
Release of restricted funds	1,300	—
Changes in assets and liabilities net of business acquired:
Accounts receivable	3,904	(390)
Inventories	399	(186)
Unbilled accounts receivable	1,048	(1,333)
Prepaid expenses and other	92	(36)
Assets of discontinued operations	58	4
Accounts payable	(5,866)	1,156
Accrued expenses	(292)	1,027
Unearned revenue	(453)	273
Customer deposits and other current liabilities	(189)	188
Liabilities of discontinued operations	(5)	136

Net cash used in operating activities	(2,510)	(19)

Cash Flows From Investing Activities
Acquisition of EnerPath	—	(11,000)
Purchases of property and equipment	(546)	(236)

Net cash used in investing activities	(546)	(11,236)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	—	11,750
Vehicle financing - net	40	—
Deferred financing costs	—	(337)

Net cash provided by financing activities	40	11,413

Net Increase (Decrease) in Cash and Cash Equivalents	(3,016)	158

Cash and Cash Equivalents, at beginning of period	5,389	5,473

Cash and Cash Equivalents, at end of period	$2,373	$5,631

See accompanying notes to condensed consolidated financial statements.

Three Months Ended March 31,	2016	2015

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest:
Continuing operations	$4	$20

Non-cash financing and investing activities:
Financed vehicle purchases	$54	$88
Accrued costs related to preferred stock issuance	$—	$250
Accrued dividends	$352	$—
Shares issued for benefit plans	$43	$—

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Lime Energy Co. (“Lime Energy” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, however, the Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the interim periods.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the audited financial statements and the related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Starting on March 24, 2015, the date of the acquisition of EnerPath, the results of EnerPath’s operations have been consolidated with the Company’s results. For a more complete discussion of the EnerPath acquisition, refer to Note 5 — Acquisition of EnerPath below.

Note 2 - Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company (the “Board”) grants stock options and restricted stock under the Company’s 2008 Long Term Incentive Plan (as amended, the “2008 Plan”). Prior to an amendment to the 2008 Plan that became effective on October 15, 2015, the 2008 Plan provided that up to 407,143 shares of common stock could be delivered under the plan to certain of the Company’s employees, consultants, and non-employee directors. As amended, the 2008 Plan provides for the issuance of up to 1,585,718 shares of common stock. In addition, the 2008 Plan provides for an automatic annual increase in the number of shares of common stock reserved under the plan in an amount equal to 35,715 shares.

As of March 31, 2016, there were 1,389,599 shares of common stock reserved for issuance under the 2008 Plan. During the first three months of 2016, no options were granted under the 2008 Plan, and options to purchase 1,277,751 shares were outstanding under the 2008 Plan as of March 31, 2016.

All options granted under the 2008 Plan were granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all outstanding stock options under the 2008 Plan vest ratably over three years and expire 10 years from the date of grant. In addition to grants made under the 2008 Plan, the Company gave employees the right to purchase shares at a discount to the market price under the Company’s employee stock purchase plans. The employee stock purchase plans allow Company employees to purchase the Company’s common stock at a discount using payroll deductions and entitles employees in the United States to receive favorable tax treatment provided by the Internal Revenue Code of 1986, as amended.

During the first quarter of 2015, the Board adopted, and subsequently the shareholders approved, the Lime Energy Co. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP provided for two successive six-month offering periods commencing on July 1, 2014 and January 1, 2015, respectively. During the second quarter of 2015, the Board adopted, and subsequently the Company’s shareholders approved, the Lime Energy Co. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which became effective on June 18, 2015. The 2015 ESPP provides for the issuance of up to 100,000 shares of common stock in two successive six-month offering periods commencing on July 1, 2015 and January 1, 2016, respectively. As of March 31, 2016 approximately 256 persons were eligible to participate in the 2015 ESPP.

The Board grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Directors Stock Plan (the “Directors’ Plan”). Restricted stock granted to date under the Directors’ Plan for Board service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the Board, or the director’s death, disability, or retirement. Restricted stock granted under the Directors’ Plan for committee service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the committee, or the director’s death, disability, or retirement. During the first three months of 2016, the Company granted 41,664 shares of restricted stock under the Directors’ Plan. As of March 31, 2016, there were 242,700 shares of common stock available for issuance under the Directors’ Plan.

The Company accounts for employee share-based awards in accordance with Accounting Standards Codification (“ASC”) 718 — Compensation — Stock Compensation, which requires companies to measure the cost of employee service received in exchange for a share-based award based on the fair value of the award at the date of grant, with expense recognized over the requisite service period (generally equal to the vesting period of the grant).

The following table summarizes the Company’s total share-based compensation expense (in thousands):

Three months ended March 31,	2016	2015

Stock options	$178	$51

Restricted stock	88	158

Employee Stock Purchase Plan	15	16

	$281	$225

The compensation expense to be recognized in future periods related to the Company’s employee options and restricted stock is as follows:

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Expense	Life
As of March 31, 2016	(in thousands)	(in Months)

Stock options	$797	10.0

Restricted stock	$68	4.7

Note 3 — Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures.

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 provides guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. ASU 2015-17 may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2015-17 on its consolidated financial statements and related disclosures.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts With Customers.” ASU 2014-09 supersedes nearly all existing guidance on revenue recognition under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled for those goods or services using a defined five-step process. More judgment and estimates may be required to achieve this principle than under existing GAAP. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption which includes additional footnote disclosures. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet determined the method of adoption.

In April 2015, FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. FASB issued the ASU to simplify the presentation of debt issuance costs, and to align with other existing FASB guidance. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 4 — Earnings Per Share

The Company computes income or loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three months ended March 31, 2016 and 2015, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options:

Three months ended March 31,	2016	2015

Weighted average shares issuable upon exercise of outstanding options	1,277,751	395,327

Weighted average shares issuable upon exercise of outstanding warrants	14,019	—

Weighted average shares issuable upon conversion of convertible preferred stock	4,166,666	—

Weighted average shares issuable upon conversion of convertible debt	3,718,354	—

Total	9,176,790	395,327

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the closing of the acquisition (in thousands):

Current assets	$8,932
Property and equipment	153
Other assets	41
Intangible assets - finite life	5,595
Goodwill	2,164
Total assets acquired	16,885
Current Liabilities assumed	(4,639)
Deferred income tax liability	(1,246)
Net assets acquired	$11,000

The intangible assets acquired from EnerPath, fair value, average amortization periods, and estimated annual amortization expense are as follows:

			Estimated
		Average	Annual
		Amortization	Amortization
	Fair Value	Method/Period	Expense
Customer relationships	$1,505	Cash flow/7 years	$215
Enerworks System Software	3,265	SL/4 years	816
Trade name	825	SL/3 years	275
	$5,595		$1,306

Acquisition costs on the Unaudited Condensed Consolidated Statements of Operations are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Note 6 — Subordinated Convertible Term Notes

2015 Convertible Debt Financing to Fund Acquisition:

The Company financed the purchase price of the acquisition of EnerPath (as described in Note 5 above) through the issuance of debt. The Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bison Capital Partners IV, L.P. (“Bison”) on March 24, 2015, pursuant to which the Company issued a subordinated convertible note due March 24, 2020 (the “Bison Note”) in the principal amount of $11,750,000 (the “Note Issuance”). The proceeds from the sale of the Bison Note were used to finance the EnerPath Acquisition and to pay $0.9 million of fees and expenses incurred in connection therewith, including fees and expenses incurred in connection with the Note Purchase Agreement, which were capitalized and included as a discount to long-term debt. As of the date the Bison Note was issued, Bison owned 10,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) — which was, as of the date thereof, convertible into approximately 30% of the Company’s common stock — and was the Company’s single largest stockholder. Two members of the Board, Andreas Hildebrand and Peter Macdonald, are partners of an affiliate of Bison. As such, they recused themselves from the Board’s consideration of the Note Issuance.

Based upon the initial conversion price of the Bison Note ($3.16), all or any portion of the principal amount of the Bison Note, plus, subject to the terms of the Bison Note, any accrued but unpaid interest, but not more than the principal amount of the Bison Note, may, at the election of the note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Bison Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s Consolidated Statements of Operations. Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Bison Note. That discount, absent the amendments to the Bison Note described below, would have been amortized to interest expense over the term of the Bison Note. The Company determined the estimated fair value of the derivative liability to be $7.4 million and $6.6 million as of March 31, 2016 and December 31, 2015, respectively.

The fair value of the derivative liability was determined using a binomial option pricing model with the following assumptions: a risk-free rate of 1.20%; expected volatility of 84%; a maturity date of March 24, 2020; probability factors regarding the Company’s ability to meet the EBITDA covenants in the Bison Note; and a 0% probability that a future financing transaction would reduce the conversion price.

On March 31, 2015, the Company executed an amendment to the Bison Note (“Amendment No. 1”). The Amendment provided that, should the Company fail to meet certain trailing EBITDA targets as of June 30, September 30 or December 31, 2015, then for each such quarter in which such EBITDA target was not met, an additional $1 million in interest would have accrued and been added to the note principal. The Company was in compliance with all of the financial covenants in Amendment No. 1 and no penalty interest was accrued.

On March 30, 2016, the Company entered into a second amendment to the Bison Note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016. Pursuant to Amendment No. 2, if the Company fails to meet the specified trailing EBITDA targets for any of these quarters, then for each such quarter in which such EBITDA target is not met up to an additional $500 thousand in interest will accrue and be added to the note principal. As a result of Amendment No. 2, the Company’s failure to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016 would not be an event of default under the Bison Note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if the Company is unable to further amend the Bison Note or significantly improve its EBITDA, the Company’s consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the Bison Note for which Bison could accelerate the Company’s repayment of the indebtedness.

Pursuant to prevailing accounting guidance, Amendment No. 2, for accounting purposes, was treated as an extinguishment of the original amended note and the issuance of a new note, with the conversion derivative left intact and unchanged. Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts) of $7.4 million was written off and the fair value of the amended note was established, resulting in a net charge to earnings in the statement of operations of $2.1 million. The fair value of the amended note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company. The March 30, 2016 carrying value of $9.5 million will incur interest charges at an effective interest rate required to result in the ultimate amount of cash flows needed to service the Bison Note. As of March 30, 2016, that effective interest rate is estimated at 26.4% but may change depending on actual cash requirements to service the Bison Note pursuant to the various interest payment alternatives described above.

As of March 31, 2016, the Company was not in compliance with the revised covenants related to minimum consolidated EBITDA and, as a result, $500 thousand of interest was accrued and added to the note principal. As of March 31, 2016, $13,014,719 in principal amount, including accrued interest, was outstanding under the Bison Note.

Note 7 —Sale of Series C Preferred Stock

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison, pursuant to which Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price of $1,000 per share of Series C Preferred Stock.

The shares of Series C Preferred Stock are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months. The base amount is adjusted on each dividend payment date for the unpaid dividends accrued. The Company accrued dividends of $352 thousand and $308 thousand during the three months ended March 31, 2016 and 2015, respectively.

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

At any time after the fourth anniversary of the closing date, the Company shall have the right to redeem all, but not less than all, of the shares of Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, with such redemption to occur 30 days after the Company’s giving notice thereof to the holder(s) of the shares of Series C Preferred Stock. During such 30-

day period, the holders of the Series C Preferred Stock may convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment. At any time after the fourth anniversary of the closing date, a holder of Series C Preferred Stock shall have the right to require the Company to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends. In the event the Company fails to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase by an additional 1% per annum each quarter until paid.

In connection with the issuance of the Series C Preferred Stock, the Company, Bison, Richard Kiphart and The John Thomas Hurvis Revocable Trust entered into a Shareholder and Investor Rights Agreement dated as of December 23, 2014 (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison divided by the total number of shares of common stock then outstanding, on a fully-diluted basis.

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

The Company has used the cash proceeds from the sale of the Series C Preferred Stock for general corporate purposes and intends to use the remaining amounts for similar purposes.

On March 24, 2015, the Company amended and restated the Shareholder Agreement (as amended and restated, the “Amended and Restated Shareholder Agreement”) and that certain Registration Rights Agreement dated December 23, 2014 by and among the Company, Bison and certain other stockholders of the Company (as amended and restated, the “Amended and Restated Registration Rights Agreement”).

Pursuant to the terms of the Amended and Restated Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison (including the shares of common stock into which the Bison Note could convert) divided by the total number of shares of common stock outstanding on a fully-diluted basis. The operational consent rights and director appointment rights held by Bison under the Shareholder Agreement remain in the Amended and Restated Shareholder Agreement; provided, however, that, in the event Bison is no longer entitled to designate at least one director under the terms of the Series C Preferred Stock, Bison will be entitled under the Amended and Restated Shareholder Agreement to designate that number of directors that is consistent with its ownership of common stock (including shares of common stock that are convertible from the Series C Preferred Stock and the Bison Note, assuming the Bison Note was immediately convertible) if it holds at least five percent of the common stock (computed in the same fashion).

Pursuant to the Amended and Restated Registration Rights Agreement, Bison is entitled to certain registration rights in connection with the common stock into which its shares of Series C Preferred Stock and the Bison Note may convert, including the right to demand the registration of such shares at any time after December 23, 2015 and rights to include such shares in other registration statements filed by the Company. Additionally, Mr. Kiphart and the John Thomas Hurvis Revocable Trust are entitled to include certain of their shares of common stock in a registration statement filed by the Company. The Company has agreed to indemnify the other parties to the Amended and Restated Registration Rights Agreement in connection with any claims related to their sale of securities under a registration statement, subject to certain exceptions.

Note 8 — Letter of Credit Agreement

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

The Company agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent per annum. The Company accrued interest of $19 thousand during the three months ended March 31, 2015.

As consideration for Mr. Kiphart’s obligations under the LOC Agreement, the Company issued to Mr. Kiphart warrants to purchase 50,000 shares of the Company’s common stock. The value of the warrants, which had been determined to be $100 thousand, was capitalized as deferred financing costs. In connection with the issuance of Series C Preferred Stock discussed in Note 7 — Sale of Series C Preferred Stock, the warrants were forfeited and deferred financing costs of $100 thousand were recorded to interest expense.

In May 2015, the Company replaced the Kiphart Letter of Credit with restricted funds of the Company.  The restriction on these funds was released in January 2016 as the Company entered into two letter of credit agreements with Heritage Bank of Commerce in December 2015 for letters of credits of $1.3 million and $0.1 million (the “Letters of Credit”) as discussed under Note 9 — Line of Credit — Heritage Bank of Commerce.  The Letters of Credit are used to guarantee certain obligations of the Company in connection with its performance under contracts between the Company and two utility customers.  The Letters of Credit reduce the Company’s borrowing base as calculated in the Company’s Line of Credit with Heritage Bank of Commerce as described in Note 9.

Note 9 — Line of Credit — Heritage Bank of Commerce

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

The line of credit, which matures on July 24, 2017, bears variable interest at the prime rate plus 1.00% and is collateralized by certain assets of the Company and its subsidiaries including their respective accounts receivable, certain deposit accounts, and intellectual property.

In December 2015, the Company entered into two Letter of Credit agreements with Heritage Bank of Commerce for letters of credit of $1.3 million and $0.1 million. The Letters of Credit are used to guarantee certain obligations of the Company in connection with its performance under contracts between the Company and two utility customers. The Letters of Credit reduce the Company’s borrowing base as calculated under the Loan Agreement.

The Loan Agreement requires the Company to comply with a number of conditions precedent that must be satisfied prior to any borrowing. In addition, the Company is required to remain compliant with certain customary representations and warranties and a number of affirmative and negative covenants. The occurrence of an event of default under the Loan Agreement may cause amounts outstanding during the event of default to accrue interest at a rate of 3.00% above the interest rate that would otherwise be applicable.  As of March 31, 2016, the Company was not in compliance with its EBITDA covenant with Heritage Bank. The Company is in the process of negotiating a modification to the financial covenants with Heritage Bank, which has in the meantime indicated that it intends to waive the covenant for the first quarter.

As of March 31, 2016, the available portion of the Heritage Credit Facility was approximately $4.6 million.

Note 10 — Preferred Stock Dividends

During the first quarter of 2016 and 2015, the Company accrued dividends of $352 thousand and $308 thousand, respectively, on our Series C Preferred Stock.

Note 11 — Legal Matters

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

Note 12 — Discontinued Operations

The Company sold the majority of its public sector business on February 28, 2013 to PowerSecure.  During the third quarter of 2013, the Company’s board of directors authorized management to sell or dispose of GES-Port Charlotte, its contract with the Army Corps of Engineers under the Federal Renewal and Renovation program (the FRR contract), and the regional service business located in Bethlehem, Pennsylvania.  These businesses, along with the public sector business, which the Company exited in 2013, and Asset Development business, which the Company shut down at the end of 2012, have all been reported as discontinued operations in the accompanying financial statements.

The revenue and loss related to discontinued operations were as follows (in thousands):

Three months ended March 31,	2016	2015

Revenue	$—	$10

Operating loss	$(12)	$(63)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	March 31,	December 31,
	2016	2015

Accounts receivable, net	32	90
Total current assets	32	90

Total Assets	$32	$90

Accrued expense	$112	$117
Unearned revenue	3	3
Customer deposits	18	18
Total current liabilities	$133	$138

Total Liabilities	$133	$138

Note 13 — Business Segment Information

All of the Company’s operations, including EnerPath, which was acquired on March 24, 2015, are included in one reportable segment, the Energy Efficiency segment.

ITEM 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2016 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

Lime Energy provides utilities with the comprehensive customer relationship services they need in order to satisfy their shareholders, regulators and customers.  Working on behalf of utilities and with their business customers, Lime Energy delivers energy services aimed at customer satisfaction, grid reliability and cost-effective environmental compliance. Our innovative contracting methods and software platform enables the integrated delivery of energy efficiency, demand response, renewable energy, customer engagement and behavioral change.  We believe that the next century of energy infrastructure investment will focus on the customer side of the meter, and Lime Energy is helping utilities to build the new business model that this energy future demands.

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

We currently deliver energy efficiency programs for 12 of the 25 largest electric utilities in the country, including the largest investor-owned utility and the largest public utility.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial businesses that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  These programs include energy efficient lighting upgrades, mechanical (HVAC) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling. Our small business energy solutions (SBES) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

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

Results of Operations

Revenue

We generate the majority of our revenue from the sale of our services and the products that we purchase and resell to our clients.  We charge our utility clients based upon an agreed-to rate schedule based on the item installed or the savings generated.  A typical project for a small business utility client can take anywhere from a few hours to a few weeks to complete.

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

Other Income (Expense)

Other income (expense) includes net interest expense consisting of interest expense net of interest income and the extinguishment of debt charge from fair valuing our subordinated convertible note upon amendment.  Net interest expense represents the interest costs associated with our subordinated convertible term note (including amortization of the related debt discount and issuance costs).  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated Results (in thousands)

	Three Months Ended
	March 31,		Change
	2016	2015	$	%

Revenue	$23,149	$18,299	$4,850	26.5%
Cost of sales	16,212	12,800	3,412	26.7%
Gross profit	6,937	5,499	1,438	26.2%

Selling, general and administrative expenses	9,998	5,806	4,192	72.2%
Acquisition costs	218	694	(476)	-68.6%
Amortization of intangibles	335	31	304	980.6%
Operating loss	(3,614)	(1,032)	(2,582)	250.2%

Other expense	(3,708)	(2,250)	(1,458)	64.8%

Loss from continuing operations before income taxes	(7,322)	(3,282)	(4,040)	123.1%

Income tax benefit (expense)	(6)	1,246	(1,252)	-100.5%

Loss from continuing operations	(7,328)	(2,036)	(5,292)	259.9%

Loss from operation of discontinued business	(12)	(63)	51	-81.0%

Net loss	$(7,340)	$(2,099)	$(5,241)	249.7%

The following table presents the percentage of certain items to revenue:

	Three Months Ended
	March 31,
	2016	2015

Revenue	100.0%	100.0%
Cost of sales	70.0%	69.9%
Gross profit	30.0%	30.1%

Selling, general and administrative expenses	43.2%	31.7%
Acquisition costs	0.9%	3.8%
Amortization of intangibles	1.4%	0.2%
Operating loss	-15.6%	-5.6%

Other income (expense), net	-16.0%	-12.3%

Loss from continuing operations before income taxes	-31.6%	-17.9%

Income tax benefit (expense)	0.0%	6.8%

Loss from continuing operations	-31.7%	-11.1%

Loss from operation of discontinued business	-0.1%	-0.3%

Net loss	-31.7%	-11.5%

Revenue.  Our consolidated revenue increased $4.8 million, or 26.5%, to $23.1 million during the first quarter of 2016, from $18.3 million during the first quarter of 2015.  The increase in revenue was driven primarily by the acquisition of EnerPath.  We expect our growth from existing programs to continue to moderate.

Gross Profit.  The increase in revenue led to a $1.4 million, or 26.2%, increase in our gross profit during the first quarter of 2016 when compared to the first quarter of 2015.  Our gross profit margin was basically flat, declining slightly from 30.1% during the first quarter of 2015 to 30.0% during the first quarter of 2016.  In general, our gross profit margin is a function of the margin profiles of individual programs. We have negotiated more favorable pricing from our suppliers and we believe our gross profit margin will improve as a result.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $4.2 million, or 72.2%, to $10.0 million during the three-month period ended March 31, 2016, from $5.8 million for the same period in 2015.  The increase is primarily due to the acquisition of EnerPath.  Costs related to the restatement we completed in July 2013, the stockholder lawsuits and the SEC investigation, totaled $36 thousand during the first quarter of 2016, which was $91 thousand lower than the $127 thousand incurred during the first quarter of 2015.

Acquisition Cost.  We incurred acquisition costs of $218 thousand during the first quarter of 2016 as compared to $694 during the first quarter of 2015.  Acquisition costs are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Amortization of Intangibles.  Amortization expense for the first quarter of 2016 was $335 thousand as compared to $31 thousand for the first quarter of 2015.

Other Income (Expense), Net. Other income (expense), net was $3.7 million of expense during the first quarter of 2016, an increase of $1.5 million, compared to expense of $2.3 million for the same period in 2015.

Net interest expense was $900 thousand during the first quarter of 2016, compared to net interest expense of $25 thousand during the first quarter of 2015, an increase of $875 thousand. The components of interest expense for the three-month period ended March 31, 2016 and 2015 were as follows (in thousands):

Three months ended March 31,	2016	2015

Subordinated convertible notes - Related Party	$869	$33

Letter of credit	—	19

Other	4	—

Total contractual interest	873	52

Amortization of deferred issuance costs	27	8

Amortization of debt discount - Related Party	76	—

Total interest expense	$976	$60

On March 31, 2015, we amended our convertible note resulting in a loss on extinguishment of $1.4 million.

On March 30, 2016, we entered into a second amendment to our convertible note.  Pursuant to prevailing accounting guidance, this amendment was treated as an extinguishment of the original note and the issuance of a new note.  Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts and deferred financing costs) was written off and the fair value of the new note was established, resulting in a loss on extinguishment of debt of $2.1 million.

A conversion feature included in the Company’s outstanding convertible note is required to be separated from the note and recorded as a derivative liability.  The derivative liability is recorded at fair value which was $7.4 million at March 31, 2016 and $6.7 million at December 31, 2015.  The increase in the liability of $0.7 million was recorded as a loss from the change in derivative liability.   In 2015, the derivative liability was recorded at fair value which was $5.6 million and $6.4 million as of its issuance date and March 31, 2015, respectively.  The increase in the liability of $0.8 million was recorded as a loss from change in derivative liability.

Interest expense for the first quarter of 2015 was related to outstanding subordinated notes and the Letter of Credit with Mr. Kiphart.

Also contributing to 2015 interest expense was amortization of deferred issuance costs.

Our interest income increased $41 thousand to $76 thousand during the first quarter of 2016, from $35 thousand earned during the first quarter of 2015.  Substantially all of the interest income during both periods represented amortization of the discount on our long-term receivables.  The increase in amortization was due to an increase in our long-term receivable balances.  We expect continued increases in our long-term receivable balances in the future due to increased use of extended payment terms by customers under some of our utility programs.

Preferred Stock Dividends

During the first quarter of 2016 and 2015, we accrued dividends of $352 thousand and $308 thousand, respectively, on our Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $2.4 million, compared to $6.7 million (including $1.3 million of restricted cash) as of December 31, 2015.

Our principal cash requirements are for operating expenses, including employee costs, the cost of outside services including accounting, legal and contracting services; the funding of accounts receivable; and capital expenditures. Since our inception, we have financed our operations primarily through the sale of equity, as well as various forms of secured debt.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

Three months ended March 31,	2016	2015

Net cash used in operating activities	$(2,510)	$(19)
Net cash used in investing activities	(546)	(11,236)
Net cash provided by financing activities	40	11,413

Net Increase (Decrease) in Cash and Cash Equivalents	(3,016)	158

Cash and Cash Equivalents, at beginning of period	5,389	5,473

Cash and Cash Equivalents, at end of period	$2,373	$5,631

Net unrestricted cash decreased $3.0 million during the three-month period ended March 31, 2016 as compared to increasing $158 thousand during the same period in 2015.

Operating Activities

Operating activities consumed cash of $2.5 million during the three-month period ended March 31, 2016 as compared to consuming cash of $19 thousand during the same period of 2015.

Whether cash is consumed or generated by operating activities is a function of the profitability of our operations and changes in working capital.  To get a better understanding of cash sources and uses, our management characterizes the cash used or provided by operating activities into two categories: the cash consumed or generated by operating activities before changes in assets and liabilities; and the cash consumed or generated from changes in assets and liabilities.  Our management believes that analyzing the cash used or provided by operating activities in this way makes it is easier to understand how much of our operating cash flow is the result of the Company’s current period cash earnings or loss and how much of our operating cash flow is due to changes in working capital.  These two measures are calculated as follows (in thousands):

Three Months Ended March 31,	2016	2015

Net Loss	$(7,340)	$(2,099)

Provision for bad debt	156	97
Share-based compensation	281	225
Depreciation and amortization	617	208
Amortization of deferred financing costs	27	8
Change in derivative liability	756	805
Loss on extinguishment of debt	2,052	1,420
Deferred income tax benefit	—	(1,246)
Interest on subordinated notes added to principal	869	32
Amortization of original issue discount - related party	76	—
Preferred dividends	—	(308)
Release of restricted funds	1,300	—

Cash consumed by operating activities before changes in assets and liabilities	$(1,206)	$(858)

Changes in assets and liabilities, net of business acquired:
Accounts receivable	$3,904	$(390)
Inventories	399	(186)
Unbilled accounts receivable	1,048	(1,333)
Prepaid expenses and other	92	(36)
Assets of discontinued operations	58	4
Accounts payable	(5,866)	1,156
Accrued expenses	(292)	1,027
Unearned revenue	(453)	273
Customer deposits and other current liabilities	(189)	188
Liabilities of discontinued operations	(5)	136

Cash provided (consumed) by changes in assets and liabilities	$(1,304)	$839

The reconciliation to net cash used in operating activities as reported on our Consolidated Statement of Cash Flows is as follows (in thousands):

Three Months Ended March 31,	2016	2015

Cash consumed by operating activities before changes in assets and liabilities	$(1,206)	$(858)

Cash provided (consumed) by changes in assets and liabilities	(1,304)	839

Net cash generated by (used in) operating activities	$(2,510)	$(19)

The cash consumed by operating activities before changes in assets and liabilities increased $0.3 million, or 40.6%, to $1.2 million, during the first quarter of 2016 as compared to consuming $0.8 million during the first quarter of 2015.  We believe that continued improvements in our gross profit will lead to improvements in this measure of cash flow in future periods.

Changes in assets and liabilities consumed cash of approximately $1.3 million during the first quarter of 2016, compared to generating $0.8 million during the first quarter of 2015.  This was the result of having to use cash during the first quarter of 2016 for working capital related assets and liabilities, which was not necessary during the first quarter of 2015.   We expect to consume more modest amounts of cash from changes in working capital related assets and liabilities in future periods if our sales grow as we expect.

Investing Activities

We consumed $546 thousand of cash in investing activities during the first quarter of 2016, compared to $11.2 million during the first quarter of 2016.  All of the cash consumed during the first quarter of 2016 was for capital expenditures, $291 thousand of which was used to continue to develop the software platform used by our utility programs. The cash consumed during the first quarter of 2015 included the $11.0 million used to acquire EnerPath and $236 thousand for capital expenditures, $199 thousand of which was used to continue to develop the software platform used by our utility programs. We expect to make additional investment in our software platform in future periods as we continue to add to its capabilities in order to increase our operating efficiencies and the value of our programs to our customers.

Financing Activities

During the first quarter of 2016 financing activities generated $40 thousand of cash, as compared to $11.4 million during the first quarter of 2015.  During the first quarter of 2016, we financed the purchase of two vehicles used to support our utility programs.  During the three-month period ended March 31, 2015, we raised $11.75 million from the issuance of a convertible note to fund our acquisition of EnerPath.   This was partially offset by $337 thousand in deferred financing costs.

Contractual Obligations

On March 24, 2015, the Company issued a subordinated convertible note to Bison due March 24, 2020 in the principal amount of $11.75 million.  See Note 6 — Subordinated Convertible Term Notes for a description of the Note, and its subsequent amendments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Sources of Liquidity

Our primary sources of liquidity are our available, unrestricted cash reserves and our line of credit from Heritage Bank of Commerce (“Heritage Bank”).

On July 24, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank, whereby Heritage Bank agreed to make available to us a secured credit facility (the “Heritage Credit Facility”) consisting of a $6.0 million revolving line of credit which we may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes.

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

In December 2015, we entered into two letter of credit agreements with Heritage Bank for letters of credit of $1.3 million and $0.1 million (“Letters of Credit”), which are used to guarantee certain of our obligations in connection with our performance under our contracts with two utility customers. The Letters of Credit reduce our borrowing base under the Heritage Credit Facility. As of March 31, 2016, the unused portion of the Heritage Credit Facility was approximately $4.6 million. As of March 31, 2016, we were not in compliance with our financial covenant with Heritage Bank with respect to the first quarter. For additional information regarding the Heritage Credit Facility, see the discussion under Note 9 - Line of Credit - Heritage Bank of Commerce.

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

Our management is focused on improving our cash flows with a goal of growing revenue and reducing our overhead costs.

ITEM 3.                            Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2016, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the SEC is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                        Legal Proceedings.

In addition to ordinary routine litigation incidental to the Company’s business, the Company is a party to the legal proceedings noted in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Report. During the quarter for which this Report is filed, there were no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company’s business and other nonmaterial proceedings, were brought against the Company.

ITEM 6.                          Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.

Dated: May 13, 2016	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2016	By:	/s/ Mary Colleen Brennan
Mary Colleen Brennan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of March 24, 2015, by and among EIHC MergerSub, Inc., EnerPath International Holding Company, the stockholders of EnerPath, and Janina Guthrie as stockholder representative (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed March 30, 2015)

3.1	First Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on November 14, 2013)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 30, 2014)

3.3	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 23, 2013)

3.4	Certificate of Designation of Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 31, 2013)

3.5	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 30, 2014)

10.1

Second Amendment, dated as of March 30, 2016, to Subordinated Secured Convertible Promissory Note, dated March 24, 2015, issued to Bison Capital Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed March 30, 2016)

10.2*+	Employment Agreement, dated April 28, 2016, between the Company and Bruce Torkelson

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensation plan or arrangement
*	Filed herewith
**	Furnished herewith