Form 10-Q
period 2016-06-30
LIME ENERGY CO.
filed 2016-08-15
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-16265

LIME ENERGY CO.

(Exact name of registrant as specified in its charter)

Delaware	36-4197337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Gateway Center, 100 Mulberry Street, Newark NJ  07102
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

9,659,454 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of August 12, 2016.

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

•                  failure of our subcontractors to properly and effectively perform their services in a timely manner could cause delays in the delivery of our energy efficiency solutions; and

•                  we currently do not meet NASDAQ’s continued listing requirements and our common stock may be delisted if we are not successful on our appeal of NASDAQ’s delisting determination.

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

PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS (UNAUDITED)

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2016	December 31,
	(unaudited)	2015 (1)

Assets

Current Assets
Cash and cash equivalents	$2,737	$5,389
Restricted cash	—	1,300
Accounts receivable, net of allowance for doubtful accounts of $1,415 and $1,636 at June 30, 2016 and December 31, 2015, respectively	18,257	23,641
Inventories	1,942	2,502
Unbilled accounts receivable	5,678	6,451
Prepaid expenses and other	1,074	1,300
Current assets of discontinued operations	33	90
Total Current Assets	29,721	40,673

Net Property and Equipment	3,021	2,651
Long-Term Receivables	1,173	1,224
Intangible Assets, net	4,046	4,716
Deferred Financing Costs, net	74	129
Goodwill	8,173	8,173

Total Assets	$46,208	$57,566

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,
	2016	December 31,
	(unaudited)	2015 (1)

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable	$18,485	$22,423
Accrued expenses	4,289	2,909
Unearned revenue	1,198	1,313
Customer deposits	235	471
Other current liabilities	12	11
Current portion of long-term liabilities	24	16
Current liabilities of discontinued operations	133	138
Total Current Liabilities	24,376	27,281

Long-Term Debt, less current maturities	96	60
Long-Term Debt - Related Party	11,799	7,753
Derivative Liability - Related Party	4,298	6,671
Total Liabilities	40,569	41,765

Commitments and contingencies

Contingently redeemable series C preferred stock, $0.01 par value: 10,000 shares authorized, issued and outstanding (includes accrued dividends)	11,408	10,703

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 9,659,454 and 9,570,398 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	208,482	208,603
Accumulated deficit	(214,252)	(203,506)

Total Stockholders’ Equity (Deficiency)	(5,769)	5,098

Total Liabilities and Stockholders’ Equity (Deficiency)	$46,208	$57,566

See accompanying notes to condensed consolidated financial statements

(1)         Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Lime Energy Co.

Condensed Consolidated Statements of Operations

(in thousands, unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$21,014	$31,950	$44,163	$50,249

Cost of sales	14,770	21,078	30,981	33,878

Gross profit	6,244	10,872	13,182	16,371

Selling, general and administrative	10,210	9,414	20,207	15,220
Acquisition costs	188	244	407	937
Amortization of intangibles	335	278	670	309

Operating (loss) income	(4,489)	936	(8,102)	(95)

Other income (expense)
Interest income	73	37	149	71
Interest expense	(1,085)	(445)	(2,060)	(504)
Other expense	(1,000)	—	(1,000)	—
Extinguishment of debt - related party	—	—	(2,052)	(1,420)
Gain (loss) from change in derivative liability - related party	3,130	(1,280)	2,374	(2,085)

Total other income (expense)	1,118	(1,688)	(2,589)	(3,938)

Loss from continuing operations before income taxes	(3,371)	(752)	(10,691)	(4,033)

Income tax (expense) benefit	(2)	(75)	(8)	1,169

Loss from continuing operations	(3,373)	(827)	(10,699)	(2,864)

Discontinued Operations:
Loss from operation of discontinued business	(35)	(158)	(47)	(221)

Net loss	(3,408)	(985)	(10,746)	(3,085)

Preferred stock dividends	(354)	(312)	(705)	(620)

Net loss available to common stockholders	$(3,762)	$(1,297)	$(11,451)	$(3,705)

Basic and diluted loss per common share from
Continuing operations	$(0.39)	$(0.12)	$(1.19)	$(0.37)
Discontinued operations	(0.00)	(0.02)	(0.00)	(0.02)

Basic and diluted loss per common share	$(0.39)	$(0.14)	$(1.19)	$(0.39)

Basic and diluted weighted-average common shares outstanding	9,632	9,548	9,628	9,526

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(in thousands, unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance, December 31, 2015	9,570	$1	$208,603	$(203,506)	$5,098

Dividends on series C preferred stock	—	—	(705)	—	(705)
Shares issued for benefit plans	18	—	43	—	43
Share-based compensation	71	—	541	—	541
Net loss	—	—	—	(10,746)	(10,746)
Balance, June 30, 2016	9,659	$1	$208,482	$(214,252)	$(5,769)

See accompanying notes to condensed consolidated financial statements.

Lime Energy Co.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Six Months Ended June 30,	2016	2015

Cash Flows From Operating Activities
Net loss	$(10,746)	$(3,085)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debt	363	324
Share-based compensation	541	445
Depreciation and amortization	1,259	707
Amortization of deferred financing costs	55	21
Change in derivative liability - related party	(2,374)	2,085
Loss on extinguishment of debt - related party	2,052	1,420
Deferred income tax benefit	—	(1,246)
Interest on Sub Notes added to principal - related party	1,822	400
Amortization of original issue discount - related party	173	49
Changes in assets and liabilities:
Release (establishment) of restricted funds to release Letter of Credit	1,300	(1,300)
Accounts receivable	5,072	(3,266)
Inventories	560	444
Unbilled accounts receivable	773	(391)
Prepaid expenses and other	226	97
Assets of discontinued operations	57	40
Accounts payable	(3,938)	2,383
Accrued expenses	1,369	584
Unearned revenue	(115)	370
Customer deposits and other current liabilities	(235)	101
Liabilities of discontinued operations	(5)	279

Net cash (used in) provided by operating activities	(1,791)	461

Cash Flows From Investing Activities
Acquistion of EnerPath	—	(11,000)
Purchases of property and equipment	(905)	(441)

Net cash used in investing activities	(905)	(11,441)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes - related party	—	11,750
Vehicle financing - net	44	(4)
Deferred financing costs	—	(337)

Net cash provided by financing activities	44	11,409

Net (Decrease) Increase in Cash and Cash Equivalents	(2,652)	429

Cash and Cash Equivalents, at beginning of period	5,389	5,473

Cash and Cash Equivalents, at end of period	$2,737	$5,902

	Six Months
	Ended June 30,
	2016	2015

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest:
Continuing operations	$11	$34

Non-cash financing and investing activities:
Financed vehicle purchases	$54	$—
Accrued dividends	$705	$—
Shares issued for benefit plans	$43	$—

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

The results of operations for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Share-Based Compensation

The Compensation Committee of the Board of Directors of the Company (the “Board”) grants stock options and restricted stock under the Company’s 2008 Long-Term Incentive Plan (as amended, the “2008 Plan”). Prior to an amendment to the 2008 Plan that became effective on October 15, 2015, the 2008 Plan provided that up to 407,143 shares of common stock could be delivered under the 2008 Plan to certain of the Company’s employees, consultants, and non-employee directors. As amended, the 2008 Plan provides for the issuance of up to 1,585,718 shares of common stock. In addition, the 2008 Plan provides for an automatic annual increase in the number of shares of common stock reserved under the 2008 Plan in an amount equal to 35,715 shares.

As of June 30, 2016, there were 1,463,155 shares of common stock reserved for issuance under the 2008 Plan. During the first six months of 2016, options to purchase 100,000 shares were granted under the 2008 Plan, and options to purchase 1,248,155 shares were outstanding under the 2008 Plan as of June 30, 2016.

All options granted under the 2008 Plan were granted at a price equal to or greater than the market price of the Company’s stock on the date of grant. Substantially all outstanding stock options under the 2008 Plan vest ratably over three years and expire 10 years from the date of grant. In addition to grants made under the 2008 Plan, the Company gave employees the right to purchase shares at a discount to the market price under the Company’s employee stock purchase plans. The employee stock purchase plans allow Company employees to purchase the Company’s common stock at a discount using payroll deductions and entitle employees in the United States to receive favorable tax treatment provided by the Internal Revenue Code of 1986, as amended.

During the three months ended March 31, 2015, the Board adopted, and subsequently the stockholders approved, the Lime Energy Co. 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP provided for two successive six-month offering periods commencing on July 1, 2014 and January 1, 2015, respectively. During the three months ended June 30, 2015, the Board adopted, and subsequently the Company’s stockholders approved, the Lime Energy Co. 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP provided for the issuance of up to 100,000 shares of common stock in two successive six-month offering periods commencing on July 1, 2015 and January 1, 2016, respectively. During the three months ended June 30, 2016, the Board adopted, and subsequently the Company’s stockholders approved, the Lime Energy Co. 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The 2016 ESPP provided for the issuance of up to 100,000 shares of common stock in two successive six-month offering periods commencing on July 1, 2016 and January 1, 2017, respectively. On June 30, 2016, the Board terminated the 2016 ESPP.

The Board grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Directors Stock Plan (the “Directors’ Plan”). Restricted stock granted to date under the Directors’ Plan for Board service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the Board, or the director’s death, disability, or retirement. Restricted stock granted under the Directors’ Plan for committee service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the committee, or the director’s death, disability, or retirement. During the first six months of 2016, the Company granted 71,344 shares of restricted stock under the Directors’ Plan. As of June 30, 2016, there were 213,020 shares of common stock available for issuance under the Directors’ Plan.

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

The following table summarizes the Company’s total share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Stock options	$182	$110	$360	$161

Restricted stock	63	95	151	253

Employee Stock Purchase Plan	15	15	30	31

	$260	$220	$541	$445

The compensation expense to be recognized in future periods with respect to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of June 30, 2016	Expense	(in Months)

Stock options	$641	18.4

Restricted stock	$70	4.6

Note 3 — Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments—Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): “Contingent Put and Call Options in Debt Instruments”. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2016-06 on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures.

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

Note 4 — Earnings Per Share

The Company computes income or loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the outstanding options or warrants as common stock equivalents in the computation of diluted loss per share for the three and six months ended June 30, 2016 and 2015, because the effect would be anti-dilutive.

The following table sets forth the weighted average shares issuable upon exercise of outstanding options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted average shares issuable upon exercise of outstanding options	1,297,417	636,073	1,282,227	515,700

Weighted average shares issuable upon exercise of outstanding warrants	14,019	—	14,019	—

Weighted average shares issuable upon conversion of convertible preferred stock	4,166,667	—	4,166,667	—

Weighted average shares issuable upon conversion of convertible debt	3,718,354	—	3,718,354	—

Total	9,196,457	636,073	9,181,267	515,700

Note 5 — Acquisition of EnerPath

On March 24, 2015, the Company acquired EnerPath International Holding Company, a Delaware corporation (“EnerPath”).  EnerPath is a California-based provider of software solutions and program administration for utility energy efficiency programs. The consideration paid in connection with the EnerPath acquisition was approximately $11.0 million in cash with $0.3 million held in escrow, subject to adjustment as set forth in the Agreement and Plan of Merger by and among EIHC Merger Sub, Inc., a wholly-owned subsidiary of the Company, EnerPath, and the EnerPath stockholders.

The fair values of the assets acquired and liabilities assumed related to the acquisition are based on estimates and assumptions.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the closing of the acquisition (in thousands):

Current assets	$8,932
Property and equipment	153
Other assets	41
Intangible assets - finite life	5,595
Goodwill	2,164
Total assets acquired	16,885
Current liabilities assumed	(4,639)
Deferred income tax liability	(1,246)
Net assets acquired	$11,000

The intangible assets acquired from EnerPath, fair value, average amortization periods, and estimated annual amortization expense are as follows:

			Estimated
			Annual
		Average Amortization	Amortization
	Fair Value	Method/Period	Expense
Customer relationships	$1,505	Cash flow/7 years	$215
Enerworks System Software	3,265	Straight Line/4 years	816
Trade name	825	Straight Line/3 years	275
	$5,595		$1,306

Acquisition costs on the Unaudited Condensed Consolidated Statements of Operations are related to acquisition activities, which include legal, accounting, banking, and other expenses.

Pro Forma Information:

The following unaudited pro forma data is presented as if the acquisition of EnerPath had occurred on January 1, 2015. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.

The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and EnerPath operated as a combined entity for the period presented.

Unaudited pro forma income statement line items for the six months ended June 30, 2015 were as follows (amounts in thousands):

Six Months Ended June 30, 2015
Revenue	$60,661

Loss from continuing operations	$(2,384)

Discontinued Operations:
Loss from operation of discontinued business	(221)

Net loss	(2,605)

Preferred stock dividends	(620)

Net loss available to common stockholders	$(3,225)

Basic and diluted loss per common share from
Continuing operations	$(0.32)
Discontinued operations	(0.02)

Basic and diluted loss per common share	$(0.34)

Basic and diluted weighted-average common shares outstanding	9,526

Note 6 — Subordinated Convertible Term Notes to Fund Acquisition

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

Based upon the initial conversion price of the Bison Note ($3.16), all or any portion of the principal amount of the Bison Note, plus, subject to the terms of the Bison Note, any accrued but unpaid interest, but not more than the principal amount of the Bison Note, may, at the election of the note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Bison Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s unaudited Condensed Consolidated Statements of Operations. Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Bison Note. That discount, absent the amendments to the Bison Note described below, would have been amortized to interest expense over the term of the Bison Note. The Company determined the estimated fair value of the derivative liability to be $4.3 million and $6.7 million as of June 30, 2016 and December 31, 2015, respectively.

The fair value of the derivative liability was determined using a binomial option pricing model with the following assumptions: a risk-free rate of 1.20%; expected volatility of 85%; a maturity date of March 24, 2020; probability factors regarding the Company’s ability to meet the EBITDA covenants in the Bison Note; and a 0% probability that a future financing transaction would reduce the conversion price.

On March 31, 2015, the Company executed an amendment to the Bison Note (“Amendment No. 1”). Amendment No.1 provided that, should the Company fail to meet certain trailing EBITDA targets as of June 30, September 30 or December 31, 2015, then for each such quarter in which such EBITDA target was not met, an additional $1.0 million in interest would have accrued and been added to the note principal.

On March 30, 2016, the Company entered into a second amendment to the Bison Note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016. Pursuant to Amendment No. 2, if the Company fails to meet the specified trailing EBITDA targets for any of these quarters, then for each such quarter in which such EBITDA target is not met up to an additional $0.5 million in interest will accrue and be added to the note principal. As a result of Amendment No. 2, the Company’s failure to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016 would not be an event of default under the Bison Note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if the Company is unable to further amend the Bison Note or significantly improve its EBITDA, the Company’s consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the Bison Note for which Bison could accelerate the Company’s repayment of the indebtedness.

Pursuant to prevailing accounting guidance, Amendment No. 2, for accounting purposes, was treated as an extinguishment of the original amended note and the issuance of a new note, with the conversion derivative left intact and unchanged. Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts) of $7.4 million was written off and the fair value of the amended note was established, resulting in a net charge to earnings in the unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 of $2.1 million. The fair value of the amended note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company. The March 30, 2016 carrying value of $9.5 million will incur interest charges at an effective interest rate required to result in the ultimate amount of cash flows needed to service the Bison Note. As of March 30, 2016, that effective interest rate was estimated at 26.4% but may change depending on actual cash requirements to service the Bison Note pursuant to the various interest payment alternatives described above.

As of June 30, 2016, the Company was not in compliance with the revised covenants related to minimum consolidated EBITDA and, as a result, $0.5 million of interest was accrued and added to the note principal. As of June 30, 2016, $11.8 million of principal and accrued interest was outstanding under the Bison Note.

Note 7 — Sale of Series C Preferred Stock

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison, pursuant to which Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price of $1,000 per share of Series C Preferred Stock.

The shares of Series C Preferred Stock are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months. The base amount is adjusted on each dividend payment date for the unpaid dividends accrued. The Company accrued dividends of $0.4 million and $0.7 million during the three months and six months ended June 30, 2016, respectively.

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

The Company incurred costs of approximately $0.6 million to issue the Series C Preferred Stock. These costs were recorded net of the proceeds of the Series C Preferred Stock. The Series C Preferred Stock is classified outside of permanent equity as the rights of redemption and the ability to initiate a sale are not solely within the control of the Company.

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

The Company agreed to pay Mr. Kiphart simple interest on the aggregate amount of the Kiphart Letter of Credit at a rate of six percent per annum. The Company accrued interest of approximately $19,000 during the three months ended March 31, 2015.

As consideration for Mr. Kiphart’s obligations under the LOC Agreement, the Company issued to Mr. Kiphart warrants to purchase 50,000 shares of the Company’s common stock. The value of the warrants, which had been determined to be $0.1 million, was capitalized as deferred financing costs. In connection with the issuance of Series C Preferred Stock discussed in Note 7 - Sale of Series C Preferred Stock, the warrants were forfeited and deferred financing costs of $0.1 million were recorded to interest expense.

In May 2015, the Company replaced the Kiphart Letter of Credit with restricted funds of the Company.  The restriction on these funds was released in January 2016 as the Company entered into two letter of credit agreements with Heritage Bank of Commerce in December 2015 for letters of credit of $1.3 million and $0.1 million (the “Letters of Credit”) as discussed under Note 9 — Line of Credit — Heritage Bank of Commerce.  The Letters of Credit are used to guarantee certain obligations of the Company in connection with its performance under contracts between the Company and two utility customers.  The Letters of Credit reduce the Company’s borrowing base as calculated in the Company’s Line of Credit with Heritage Bank of Commerce as described in Note 9.

Note 9 — Line of Credit — Heritage Bank of Commerce

On July 24, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce (the “Bank”), whereby the Bank agreed to make available to the Company a secured credit facility (the “Credit Facility”) consisting of a $6.0 million revolving line of credit which the Company may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, the Company issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60,000 in the aggregate.

The line of credit, which matures on July 24, 2017, bears variable interest at the prime rate plus 1.00% and is collateralized by certain assets of the Company and its subsidiaries including their respective accounts receivable, certain deposit accounts, and intellectual property.

On December 21, 2015, the Company entered into an amendment (the “First Amendment”) to the Loan Agreement with the Bank. The First Amendment established a sublimit of $2.0 million for Letters of Credit under the Credit Facility. Except as specifically amended and modified by the First Amendment, all other terms and conditions of the Loan Agreement remain in effect.

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

On June 10, 2016, the Company entered into a further amendment (the “Second Amendment”) to the Loan Agreement with the Bank.  The Second Amendment increased the Credit Facility to $10.0 million.

The Second Amendment also extends the maturity date one year to July 24, 2018 and requires the Company to achieve revised rolling four-quarter EBITDA targets, measured as of the last day of each quarter, as follows:  $2,179,000 for the quarter ended March 31, 2016; $2,006,000 for the quarter ended June 30, 2016; $2,437,000 for the quarter ending September 30, 2016; and $3,995,000 for the quarter ending December 31, 2016.  The Company and the Bank agreed to negotiate and agree on EBITDA targets for 2017 by January 15, 2017, absent which all amounts then outstanding would be due and payable on March 31, 2017. Similarly, EBITDA targets for 2018 shall be set by January 15, 2018 or the amounts then outstanding shall become due and payable on March 31, 2018. Except as specifically amended and modified by the Second Amendment, all other terms and conditions of the Loan Agreement remain in effect.

As of June 30, 2016, the Company was in compliance with its asset coverage ratio covenant but was not in compliance with its EBITDA covenant with the Bank which could impact its ability to draw down on the Credit Facility. Although no assurance can be given, the Company expects to receive a waiver from the Bank along with renegotiation of its covenant targets. As of June 30, 2016, the calculation of the borrowing base left approximately $5.9 million available to draw down from the Credit Facility. As of June 30, 2016, the Company has not drawn down on the Credit Facility.

Note 10 — Preferred Stock Dividends

The Company accrued dividends of $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively, on its Series C Preferred Stock.

Note 11 — Legal Matters

SEC Investigation.  In 2012, the SEC commenced an investigation with respect to certain of the Company’s revenue recognition practices and financial reporting.  The Company has cooperated with the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission (“SEC staff”) throughout the course of the investigation.  During the second quarter of 2016, the Company reached an agreement in principle with the SEC staff to resolve the investigation. At this time the Company, in accordance with ASC 450, “Contingencies”, has recorded a $1.0 million charge to income, being the amount it believes is now probable will be paid. This charge is recorded in Other expenses in the Condensed Consolidated Statement of Operations. The SEC staff has not yet presented the proposed settlement to the Commission and no assurance can be given that the Commission will approve the proposed settlement or that the amount estimated will not change.

Dressler v. Lime Energy, United States District Court for the District of New Jersey, Case 3:14-cv-07060-FLW-DEA. This purported “whistleblower” case was filed on November 10, 2014, alleging illegal retaliation by the Company for the plaintiff’s alleged disclosure of activity she believed violated the Securities Exchange Act of 1934, as amended. The plaintiff alleges that she made repeated disclosures to various individuals employed by the Company that certain accounting practices were improper and could lead to a restatement of financial statements. The plaintiff filed her complaint pursuant to the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1514A), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (15 U.S.C. §78u-6, et seq.). This case has been accepted for coverage under the Lime Energy Executive Protection Portfolio Policy. Although the Company believes the lawsuit has no merit, the court has denied the Company’s motion to dismiss the case. The Company can provide no assurances that this matter will be successfully resolved. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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

The revenue and operating loss related to discontinued operations were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$10

Operating loss	$(35)	$(158)	$(47)	$(221)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	June 30,	December 31,
	2016	2015

Accounts receivable, net	$33	$90
Total current assets	33	90

Total Assets	$33	$90

Accrued expenses	$112	$117
Unearned revenue	3	3
Customer deposits	18	18
Total current liabilities	133	138

Total Liabilities	$133	$138

Note 13 — Business Segment Information

All of the Company’s operations, including EnerPath, which was acquired on March 24, 2015, are included in one reportable segment, the Energy Efficiency segment.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law. See Cautionary Note Regarding Forward-Looking Statements.

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

We currently deliver energy efficiency programs for 12 of the 25 largest electric utilities in the country.  We focus on deploying direct install energy efficiency solutions for small and mid-size commercial businesses that improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment.  These programs include energy efficient lighting upgrades, mechanical (“HVAC”) upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling. Our small business energy solutions (“SBES”) programs provide a cost-effective avenue for our utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

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

Failure to satisfy a continued listing rule

On May 20, 2016, we received a notice (the “Notice”) from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company currently does not meet the continued listing requirement set forth in Listing Rule 5550(b)(1), which requires companies listed on the NASDAQ Capital Market to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. The Notice indicated that the Company also does not meet NASDAQ’s alternatives for market value of listed securities or net income from continuing operations.

On July 5, 2016, we submitted a plan to NASDAQ on how we intend to regain compliance with NASDAQ’s listing requirements.

On July 12, 2016, we received a letter from the NASDAQ Listing Qualification staff indicating that, unless the Company timely requests a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”), the Company’s securities would be delisted from the NASDAQ Capital Market due to the Company’s non-compliance with Listing Rule 5550(b).

We have a hearing before the Panel scheduled on August 25, 2016, at which we will present a plan to evidence compliance with the Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity, or with Listing Rule 5550(b)(3), which requires net income from continuing operations of $500,000.  The Company’s common stock will continue to trade on the NASDAQ Capital Market under the symbol “LIME” pending the completion of the hearing process and the expiration of any extension period granted by the Panel. A ruling is likely to be received 7 days after the hearing.

There can be no assurance that we will be successful in receiving an extension from the Panel to regain compliance or in maintaining its listing on the NASDAQ Capital Market, which could impair the liquidity and market price of the Company’s common stock including limited availability of market quotations for its stock. NASDAQ’s determination to delist the Company’s common stock could materially and adversely affect the Company’s access to capital markets and its ability to raise capital on acceptable terms, if at all.

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

Other Income (Expense)

Other income (expense) includes the extinguishment of debt charge from fair valuing our subordinated convertible note upon amendment, the change in fair value on the convertible feature of our convertible debt, the charge relating to the SEC investigation and the net interest expense consisting of interest expense net of interest income.

Net interest expense represents the interest costs associated with our subordinated convertible term note (including amortization of the related debt discount and issuance costs).  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated Results (in thousands)

	Three Months Ended
	June 30,		Change
	2016	2015	$	%

Revenue	$21,014	$31,950	$(10,936)	-34.2%
Cost of sales	14,770	21,078	(6,308)	-29.9%
Gross profit	6,244	10,872	(4,628)	-42.6%

Selling, general and administrative expenses	10,210	9,414	796	8.5%
Acquisition costs	188	244	(56)	-23.0%
Amortization of intangibles	335	278	57	20.5%
Operating (loss) income	(4,489)	936	(5,425)	-579.6%

Other income (expense)	1,118	(1,688)	2,806	-166.2%

Loss from continuing operations before income taxes	(3,371)	(752)	(2,619)	348.3%

Income tax expense	(2)	(75)	73	-97.3%

Loss from continuing operations	(3,373)	(827)	(2,546)	307.9%

Loss from operation of discontinued business	(35)	(158)	123	-77.8%

Net loss	$(3,408)	$(985)	$(2,423)	246.0%

The following table presents our consolidated results of operations as a percentage of revenue for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015

Revenue	100.0%	100.0%
Cost of sales	70.3%	66.0%
Gross profit	29.7%	34.0%

Selling, general and administrative expenses	48.6%	29.5%
Acquisition costs	0.9%	0.8%
Amortization of intangibles	1.6%	0.9%
Operating (loss) income	-21.4%	2.9%

Other income (expense)	5.3%	-5.3%

Loss from continuing operations before income taxes	-16.0%	-2.4%

Income tax expense	0.0%	-0.2%

Loss from continuing operations	-16.1%	-2.6%

Loss from operation of discontinued business	-0.2%	-0.5%

Net loss	-16.2%	-3.1%

Revenue

Our revenue for the three months ended June 30, 2016 decreased $10.9 million, or 34.2%, compared to the three months ended June 30, 2015.

The decrease in revenue was driven primarily by interruptions in the Los Angeles Department of Water and Power Program (“LADWP”) and the New Jersey’s Clean Energy Program, Small & Medium Business Direct Install Program (“NJDI”).

Our contract under the LADWP program, which we acquired as part of the EnerPath acquisition in March 2015, expired on December 31, 2015. Although we have won a contract extension, revenue streams did not commence until April 2016 as a result of administrative delays.

The NJDI program also expired on December 31, 2015. The program is to be continued and we are currently active in the Request for Proposal (“RFP”) process. We remain optimistic that we will be awarded the contract, in which case we would anticipate sales to commence in September, with revenue recognized in October / early November.

Gross Profit

Our gross profit for the three months ended June 30, 2016 decreased $4.6 million, or 42.6%, compared to the three months ended June 30, 2015. $3.7 million of the decrease was due to the decrease in revenue. The remaining $0.9 million was a result of lower gross profit margin in individual projects. This was primarily due to the mix of utility programs, a shift in utility measures, and various cost overruns on projects.

Selling, General and Administrative Expenses

Our SG&A expenses for the three months ended June 30, 2016 increased $0.8 million, or 8.5%, compared to the three months ended June 30, 2015. The increase was primarily due to increased I.T. development work procured through outside consultants, in addition to severance charges relating to the departure of the previous CFO. The I.T. development resulted in both increased consulting expense and increased depreciation expense (from the capitalized elements).

Other income (expense), net

Other income, net was $1.1 million for the three months ended June 30, 2016, compared to other expense, net of $1.7 million, for the three months ended June 30, 2015.

The $2.8 million improvement was primarily a result of a $4.4 million increase in the gain from the change in derivative liability, offset by a $1.0 million charge for the SEC investigation and $0.6 million increase in net interest expense.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value, which was determined to be $4.3 million and $7.4 million as of June 30, 2016 and March 31, 2016, respectively. The decrease in the liability of $3.1 million was recorded as a gain from the change in fair value of derivative liability in the three months ended June 30, 2016. The increase in the liability in the three months ended June 30, 2015 was $1.3 million.

We have recorded a charge of $1.0 million in the three months ended June 30, 2016 reflecting the amount that we deem probable to be paid under the SEC investigation described in Note 11. During the three months ended June 30, 2015, the likelihood of a fine was probable, but not estimable and therefore no charge was recorded.

The increase in net interest expense was primarily a result of $0.5 million of additional interest charged on the Bison Note in the three months ended June 30, 2016 as a result our failure to comply with the covenants.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated Results (in thousands)

	Six Months Ended
	June 30,		Change
	2016	2015	$	%

Revenue	$44,163	$50,249	$(6,086)	-12.1%
Cost of sales	30,981	33,878	(2,897)	-8.6%
Gross profit	13,182	16,371	(3,189)	-19.5%

Selling, general and administrative expenses	20,207	15,220	4,987	32.8%
Acquisition costs	407	937	(530)	-56.6%
Amortization of intangibles	670	309	361	116.8%
Operating loss	(8,102)	(95)	(8,007)	8428.4%

Other expense	(2,589)	(3,938)	1,349	-34.3%

Loss from continuing operations before income taxes	(10,691)	(4,033)	(6,658)	165.1%

Income tax (expense) benefit	(8)	1,169	(1,177)	-100.7%

Loss from continuing operations	(10,699)	(2,864)	(7,835)	273.6%

Loss from operation of discontinued business	(47)	(221)	174	-78.7%

Net loss	$(10,746)	$(3,085)	$(7,661)	248.3%

The following table presents our consolidated results of operations as a percentage of revenue for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015

Revenue	100.0%	100.0%
Cost of sales	70.2%	67.4%
Gross profit	29.8%	32.6%

Selling, general and administrative expenses	45.8%	30.3%
Acquisition costs	0.9%	1.9%
Amortization of intangibles	1.5%	0.6%
Operating loss	-18.3%	-0.2%

Other expense	-5.9%	-7.8%

Loss from continuing operations before income taxes	-24.2%	-8.0%

Income tax (expense) benefit	0.0%	2.3%

Loss from continuing operations	-24.2%	-5.7%

Loss from operation of discontinued business	-0.1%	-0.4%

Net loss	-24.3%	-6.1%

Revenue

Our revenue for the six months ended June 30, 2016 decreased $6.1 million, or 12.1%, compared to the six months ended June 30, 2015.

The decrease in revenue was driven primarily by decreases in revenue generated from LADWP and NJDI, partially offset by increased revenue from other programs acquired as part of the EnerPath acquisition in March 2015.

The LADWP program, acquired as part of the EnerPath acquisition, expired on December 31, 2015. Although a contract extension was successful; administrative delays meant that revenue streams did not commence until April 2016.

The NJDI program also expired on December 31, 2015. The program is to be continued and we are currently active in the RFP process. We remain positive that we will be awarded the contract. If successful sales would be expected to commence in September, with revenue recognized in October / early November.

Gross Profit

Our gross profit for the six months ended June 30, 2016 decreased $3.2 million, or 19.5%, compared to the six months ended June 30, 2015. $2.0 million of the decrease was due to the decrease in revenue. The remaining $1.1 million was a result of lower gross profit margins in individual projects. This was primarily due to the mix of utility programs, a shift in utility measures, and various cost overruns on projects.

Selling, General and Administrative Expenses

Our SG&A expenses for the six months ended June 30, 2016 increased $5.0 million, or 32.8%, compared to the six months ended June 30, 2015. The increase was primarily due to our EnerPath acquisition, as well as increased I.T. development work resulting in increased consulting expense and increased depreciation expense from the capitalized elements, in addition to severance charges relating to the departure of our previous CFO.

Acquisition Costs

Acquisition costs for the six months ended June 30, 2016 decreased $0.5 million, or 56.6%, compared to the six months ended June 30, 2015, during which we completed our EnerPath acquisition. Acquisition costs relate to acquisition activities, including legal, accounting, banking and other expenses.

Amortization of Intangibles

Amortization of intangibles for the six months ended June 30, 2016 increased $0.4 million, compared to the six months ended June 30, 2015. This increase was primarily due to an increase in amortization relating to the acquisition of EnerPath.

Other expense, net

Other expense, net was $2.6 million for the six months ended June 30, 2016, compared to $3.9 million, for the six months ended June 30, 2015.

The decrease in expense of $1.3 million was primarily a result of a $4.5 million increase in the gain from the change in derivative liability, offset by a $1.5 million increase in net interest expense, a $1.0 million charge for the SEC investigation and a $0.6 million increase in the extinguishment of debt charge.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value, which was determined to be $4.3 million and $6.7 million as of June 30, 2016 and December 31, 2015, respectively. The decrease in the liability of $2.4 million was recorded as a gain from the change in fair value of derivative liability in the six months ended June 30, 2016. The increase in the liability in the six months ended June 30, 2015 was $2.1 million.

The increase in net interest was primarily a result of the Bison Note, which we issued on March 24, 2015. In addition to the standard interest, $1.0 million of additional interest was charged on the Bison Note in the six months ended June 30, 2016 as a result of our failure to meet our EBITDA covenants.

We have recorded a charge of $1.0 million in the three months ended June 30, 2016 reflecting the amount that we deem probable to be paid under the SEC investigation described in Note 11. During the three months ended June 30, 2015, the likelihood of the fine was not probable and no charge was recorded.

On March 31, 2015, we amended the Bison Note. Pursuant to prevailing accounting guidance, this amendment was treated as an extinguishment of the original note and issuance of a new note. Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts and deferred financing costs) was written off and the fair value of the new note was established, resulting in a loss on extinguishment of debt of $1.4 million. On March 30, 2016, we entered into a second amendment to the Bison Note. This amendment was also treated as an extinguishment of the original note and issuance of a new note, resulting in a loss on extinguishment of debt of $2.1 million.

Income Tax Benefit

Income tax benefit was $1.2 million for the six months ended June 30, 2015. There was a negligible income tax benefit for the six months ended June 30, 2016. Income tax benefit in 2015 included the release of a portion of the valuation allowance recorded against the Company’s deferred income tax assets. The valuation allowance was relieved when the Company acquired a net deferred income tax liability upon the acquisition of EnerPath.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the Subordinated Convertible Term Notes and the Series C Preferred Stock, and access to secured line of credit. We plan to finance our future operating liquidity and capital needs in a manner consistent with our past practice.

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

If we do determine it necessary to raise additional capital because profitability does not improve as we expect it to, there is no assurance we will be able to do so, or it may only be available on terms that are not favorable to the Company or our existing stockholders.  In the event that we are required to raise additional capital in the future but are unable to do so, we may be required to scale back operations or cease operations altogether.

As of June 30, 2016, the Company had cash and cash equivalents of $2.7 million, compared to $6.7 million (including $1.3 million of restricted cash) as of December 31, 2015.

Subordinated Convertible Term Note

On March 24, 2015, we issued a $11,750,000 subordinated convertible note due March 24, 2020 to Bison. The proceeds were used to finance the EnerPath Acquisition and to pay $0.9 million of fees and expenses incurred in connection the acquisition and the issuance of the note.

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

On March 31, 2015, we executed an amendment to the note (“Amendment No. 1”). Amendment No. 1 provided that, should the Company fail to meet certain trailing EBITDA targets as of June 30, September

30 or December 31, 2015, then for each such quarter in which such EBITDA target was not met, an additional $1.0 million in interest would have accrued and been added to the note principal.

On March 30, 2016, we entered into a second amendment to the note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016. Pursuant to Amendment No. 2, if we fail to meet the specified trailing EBITDA targets for any of these quarters, then for each such quarter in which such EBITDA target is not met up to an additional $0.5 million in interest will accrue and be added to the note principal. As a result of Amendment No. 2, the Company’s failure to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016 would not be an event of default under the note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if we are unable to further amend the note or significantly improve our EBITDA, our consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the note for which Bison could accelerate our repayment of the indebtedness.

Pursuant to prevailing accounting guidance, Amendment No. 2, for accounting purposes, was treated as an extinguishment of the original amended note and the issuance of a new note, with the conversion derivative left intact and unchanged. Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts) of $7.4 million was written off and the fair value of the amended note was established, resulting in a net charge to earnings in the unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 of $2.1 million. The fair value of the amended note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company.

As of June 30, 2016, we were not in compliance with the revised covenants related to minimum consolidated EBITDA and, as a result, $0.5 million of interest was accrued and added to the note principal. As of June 30, 2016, $11.8 million of principal and accrued interest was outstanding under the Bison Note.

Series C Preferred Stock

On December 23, 2014, we entered into a Preferred Stock Purchase Agreement with Bison, pursuant to which Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price of $1,000 per share of Series C Preferred Stock.

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

At any time after the fourth anniversary of the closing date, we shall have the right to redeem all, but not less than all, of the shares of Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, with such redemption to occur 30 days after the Company’s giving notice thereof to the holder(s) of the shares of Series C Preferred Stock. During such 30-day period, the holders of the Series C Preferred Stock may convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment. At any time after the fourth anniversary of the closing date, a holder of Series C Preferred Stock shall have the right to require us to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends. In the event we fail to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase by an additional 1% per annum each quarter until paid.

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

The Series C Preferred Stock is classified outside of permanent equity as the rights of redemption and the ability to initiate a sale are not solely within our control.

We have used the cash proceeds from the sale of the Series C Preferred Stock for general corporate purposes and intend to use the remaining amounts for similar purposes.

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

Line of Credit — Heritage Bank of Commerce

On July 24, 2015, we entered into the Loan Agreement with the Bank, whereby the Bank agreed to make available to us a secured Credit Facility consisting of a $6.0 million revolving line of credit which we may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, we issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60,000 in the aggregate.

The line of credit, which matures on July 24, 2017, bears variable interest at the prime rate plus 1.00% and is collateralized by certain assets of the Company and its subsidiaries including their respective accounts receivable, certain deposit accounts, and intellectual property.

On December 21, 2015, the Company entered into an amendment (the “First Amendment”) to the Loan Agreement with the Bank. The First Amendment established a sublimit of $2.0 million for Letters of Credit under the Credit Facility. Except as specifically amended and modified by the First Amendment, all other terms and conditions of the Loan Agreement remain in effect.

In December 2015, we entered into two Letter of Credit agreements with Heritage Bank of Commerce for letters of credit of $1.3 million and $0.1 million. The Letters of Credit are used to guarantee certain obligations of the Company in connection with its performance under contracts between the Company and two utility customers. The Letters of Credit reduce the Company’s borrowing base as calculated under the Loan Agreement.

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

On June 10, 2016, we entered into a further amendment (the “Second Amendment”) to the Loan Agreement with the Bank.  The Second Amendment increased the Credit Facility to $10.0 million.

The Second Amendment also extends the maturity date one year to July 24, 2018 and requires the Company to achieve revised rolling four-quarter EBITDA targets, measured as of the last day of each quarter, as follows:  $2,179,000 for the quarter ended March 31, 2016; $2,006,000 for the quarter ended June 30, 2016; $2,437,000 for the quarter ending September 30, 2016; and $3,995,000 for the quarter ending December 31, 2016.  The Company and the Bank agreed to negotiate and agree on EBITDA targets for 2017 by January 15, 2017, absent which all amounts then outstanding would be due and payable on March 31, 2017. Similarly, EBITDA targets for 2018 shall be set by January 15, 2018 or the amounts then outstanding shall become due and payable on March 31, 2018. Except as specifically amended and modified by the Second Amendment, all other terms and conditions of the Loan Agreement remain in effect.

As of June 30, 2016, we were in compliance with the asset coverage ratio covenant but we were not in compliance with the EBITDA covenant with the Bank which could impact our ability to draw down on the Credit Facility. Although no assurance can be given, we expect to receive a waiver from the Bank along with renegotiation of its covenant targets. As of June 30, 2016, the calculation of the borrowing base left approximately $5.9 million available to draw down from the Credit Facility. As of June 30, 2016, we had not drawn down on the Credit Facility.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

Six months ended June 30,	2016	2015

Net cash (used in) provided by operating activities	$(1,791)	$461
Net cash used in investing activities	(905)	(11,441)
Net cash provided by financing activities	44	11,409

Net (Decrease) Increase in Cash and Cash Equivalents	(2,652)	429

Cash and Cash Equivalents, at beginning of period	5,389	5,473

Cash and Cash Equivalents, at end of period	$2,737	$5,902

Cash used in operating activities was $1.8 million during the six months ended June 30, 2016, compared to cash provided by operating activities of $0.5 million for the six months ended June 30, 2015.  The decrease in cash provided by operating activities of $2.3 million was primarily due to a $5.4 million decrease in net cash provided by operating activities, partially offset by a $3.1 million increase in working capital.

Cash used in investing activities was $0.9 million for the six months ended June 30, 2016, compared to $11.4 million for the six months ended June 30, 2015. The decrease was primarily due to the acquisition of EnerPath in 2015, with no similar expenditures in 2016.

Cash used in financing activities was negligible for the six months ended June 30, 2016, compared to cash provided by financing activities of $11.4 million for the six months ended June 30, 2015. The increase in cash used was primarily due to the proceeds from the issuance of the Bison Note in 2015, with no similar receipts in 2016.

Contractual Obligations

On March 24, 2015, the Company issued a subordinated convertible note to Bison due March 24, 2020 in the principal amount of $11.75 million.  See Note 6 — Subordinated Convertible Term Notes to Fund Acquisition for a description of the Note, and its subsequent amendments.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2016, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the SEC is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                Legal Proceedings.

For the six months ended June 30, 2016, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2015, filed on March 30, 2016. The following supplements and amends those discussions.

SEC Investigation.  In 2012, the SEC commenced an investigation with respect to certain of the Company’s revenue recognition practices and financial reporting.  The Company has cooperated with the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission (“SEC staff”) throughout the course of the investigation.  During the second quarter of 2016, we reached an agreement in principle with the SEC staff to resolve the investigation. At this time, in accordance with ASC 450, ‘Contingencies’, we have recorded a $1.0 million charge to income, being the amount we believe is probable will be paid. The SEC staff has not yet presented the proposed settlement to the Commission and no assurance can be given that the Commission will approve the proposed settlement or that the amount estimated will not change.

ITEM 1A.             Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” The following supplements that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

The NASDAQ Stock Market LLC (“NASDAQ”) has indicated that the Company currently does not meet the NASDAQ’ s continued listing requirements and the Company’s common stock may be delisted if we are not successful on our appeal of NASDAQ’s delisting determination.

We currently do not meet the continued listing requirement set forth in Listing Rule 5550(b)(1), which requires companies listed on the NASDAQ Capital Market to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. In addition, we do not meet the alternative requirements for market value of listed securities or net income from continuing operations.

We may not be successful in maintaining our listing on the Nasdaq Capital Market, which could impair the liquidity and market price of the Company’s common stock including limited availability of market quotations for its stock. NASDAQ’s determination to delist the Company’s common stock could materially and adversely affect our access to capital markets and its ability to raise capital on acceptable terms, if at all.

Item 6.   EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: August 15, 2016	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Bruce Torkelson
Bruce Torkelson
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

10.1

Second Amendment, dated as of March 30, 2016, to Subordinated Secured Convertible Promissory Note, dated March 24, 2015, issued to Bison Capital Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed March 30, 2016)

10.2

Second Amendment, dated as of June 10, 2016, to Loan and Security Agreement, dated July 24, 2015, between the Company and Heritage Bank of Commerce (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 16, 2016

10.3+	Employment Agreement, dated April 28, 2016, between the Company and Bruce Torkelson (Incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 13, 2016)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+   Management contract or compensation plan or arrangement

*   Filed herewith

** Furnished herewith