Form 10-Q
period 2016-09-30
LIME ENERGY CO.
filed 2016-11-14
CIK 1065860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

9,680,472 shares of the registrant’s common stock, $.0001 par value per share, were outstanding as of November 14, 2016.

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

•                  following delisting from the NASDAQ Stock Market LLC our ability to raise capital on acceptable terms or at all could be limited; and

•                  subject to stockholder approval, the board of directors of the Company has approved a reverse/forward stock split to reduce the number of record holders of the Common Stock and to allow the Company to terminate the registration of the Common Stock under the Exchange Act.

The factors listed above should not be construed as exhaustive and should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, particularly under “Item 1A, Risk Factors”, as well as the additional risk factors set forth below in part II of this report.  The Company has filed a preliminary proxy statement that includes important information regarding the proposed reverse/forward stock split.  A definitive proxy statement will be filed with the Securities and Exchange Commission and mailed to stockholders at least 20 calendar days prior to the special stockholders meeting at which the proposed transaction will be voted on. Stockholders are urged to read the definitive proxy statement carefully.   Any forward-looking statements speak only as of the date the statement is made and, except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS (UNAUDITED)

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2016	December 31,
	(unaudited)	2015 (1)

Assets

Current Assets
Cash and cash equivalents	$879	$5,389
Restricted cash	—	1,300
Accounts receivable, net of allowance for doubtful accounts at September 30, 2016 and December 31, 2015 of $1,371 and $1,636, respectively	23,262	23,641
Inventories	1,791	2,502
Unbilled accounts receivable	6,818	6,451
Prepaid expenses and other	809	1,300
Current assets of discontinued operations	32	90
Total Current Assets	33,591	40,673

Net Property and Equipment	3,036	2,651
Long-Term Receivables	1,111	1,224
Intangible Assets, net	3,711	4,716
Deferred Financing Costs, net	104	129
Goodwill	8,173	8,173

Total Assets	$49,726	$57,566

Lime Energy Co.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,
	2016	December 31,
	(unaudited)	2015 (1)

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable	$21,243	$22,423
Accrued expenses	4,935	2,909
Unearned revenue	1,188	1,313
Customer deposits	293	471
Other current liabilities	11	11
Current portion of long-term liabilities	25	16
Current liabilities of discontinued operations	133	138
Total Current Liabilities	27,828	27,281

Long-Term Debt, less current maturities	90	60
Long-Term Debt - Related Party	12,732	7,753
Derivative Liability - Related Party	2,220	6,671
Total Liabilities	42,870	41,765

Commitments and Contingencies

Contingently redeemable Series C Preferred stock, $0.01 par value: 10,000 shares authorized, issued and outstanding (includes accrued dividends)	11,786	10,703

Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized 9,680,472 and 9,570,398 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	208,256	208,603
Accumulated deficit	(213,187)	(203,506)

Total Stockholders’ Equity (Deficiency)	(4,930)	5,098

Total Liabilities and Stockholders’ Equity (Deficiency)	$49,726	$57,566

See accompanying notes to condensed consolidated financial statements

(1)         Derived from audited financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Lime Energy Co.

Condensed Consolidated Statement of Operations

(in thousands, except per share data, unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenue	$25,721	$32,160	$69,884	$82,409

Cost of sales	16,998	21,125	47,979	55,003

Gross profit	8,723	11,035	21,905	27,406

Selling, general and administrative	8,724	9,352	28,931	24,571
Acquisition costs	—	529	407	1,467
Amortization of intangibles	335	285	1,005	594

Operating income (loss)	(336)	869	(8,438)	774

Other income (expense)
Interest income	111	43	260	114
Interest expense	(952)	(322)	(3,012)	(825)
Other income (expense)	186	—	(814)	—
Extinguishment of debt - related party	—	—	(2,052)	(1,420)
Gain (loss) from change in derivative liability - related party	2,077	1,272	4,451	(814)

Total other income (expense)	1,422	993	(1,167)	(2,945)

Income (loss) from continuing operations before income taxes	1,086	1,862	(9,605)	(2,171)

Income tax (expense) benefit	(32)	(3)	(40)	1,165

Income (loss) from continuing operations	1,054	1,859	(9,645)	(1,006)

Discontinued operations:
Income (loss) from operation of discontinued business	11	(46)	(36)	(267)

Net income (loss)	1,065	1,813	(9,681)	(1,273)

Preferred stock dividends	(378)	(336)	(1,083)	(956)

Net income (loss) available to common stockholders	$687	$1,477	$(10,764)	$(2,229)

Basic earnings (loss) per common share from
Continuing operations	$0.07	$0.15	$(1.12)	$(0.20)
Discontinued operations	0.00	(0.00)	(0.00)	(0.03)

Basic earnings (loss) per common share	$0.07	$0.15	$(1.12)	$(0.23)

Weighted-average common shares outstanding - basic	9,679	9,564	9,646	9,539

Diluted (loss) earnings per common share from
Continuing operations	$(0.03)	$0.05	$(1.12)	$(0.20)
Discontinued operations	0.00	(0.00)	(0.00)	(0.03)

Diluted (loss) earnings per common share	$(0.03)	$0.05	$(1.12)	$(0.23)

Weighted-average common shares outstanding - diluted	13,397	17,697	9,646	9,539

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)

(in thousands, unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance, December 31, 2015	9,570	$1	$208,603	$(203,506)	$5,098

Dividends on Series C Preferred Stock	—	—	(1,083)	—	(1,083)
Shares issued for benefit plans	39	—	83	—	83
Share-based compensation	71	—	653	—	653
Net loss	—	—	—	(9,681)	(9,681)
Balance, September 30, 2016	9,680	$1	$208,256	$(213,187)	$(4,930)

See accompanying notes to condensed consolidated financial statements

Lime Energy Co.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

Nine Months Ended September 30,	2016	2015

Cash Flows From Operating Activities
Net Loss	$(9,681)	$(1,273)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debt	349	426
Share-based compensation	653	642
Depreciation and amortization	1,919	1,230
Amortization of deferred financing costs	81	39
Change in derivative liability - related party	(4,451)	814
Loss on extinguishment of debt - related party	2,052	1,420
Deferred income tax benefit	—	(1,246)
Interest on Sub Notes added to principal - related party	2,651	28
Amortization of original issue discount - related party	275	98
Changes in assets and liabilities:
Release (establishment) of restricted funds to release Letter of Credit	1,300	(1,300)
Release of restricted funds	—	500
Accounts receivable	143	(4,706)
Inventories	711	239
Unbilled accounts receivable	(367)	(1,646)
Prepaid expenses and other	491	(767)
Assets of discontinued operations	58	312
Accounts payable	(1,180)	5,266
Accrued expenses	2,110	1,843
Unearned revenue	(125)	639
Customer deposits and other current liabilities	(178)	64
Liabilities of discontinued operations	(5)	(671)

Net cash (used in) provided by operating activities	(3,194)	1,951

Cash Flows From Investing Activities
Acquistion of EnerPath	—	(11,000)
Capitalization of product software	—	(153)
Purchases of property and equipment	(1,245)	(777)

Net cash used in investing activities	(1,245)	(11,930)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes - related party	—	11,750
Payments on vehicle financing	(15)	(8)
Deferred financing costs	(56)	(480)

Net cash (used in) provided by financing activities	(71)	11,262

Net (Decrease) Increase in Cash and Cash Equivalents	(4,510)	1,283

Cash and Cash Equivalents, at beginning of period	5,389	5,473

Cash and Cash Equivalents, at end of period	$879	$6,756

See accompanying notes to condensed consolidated financial statements

	Nine Months
	Ended September 30,
	2016	2015

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest:
Continuing operations	$24	$651

Non-cash financing and investing activities:
Warrants issued for deferred financing fees	$—	$31
Financed vehicle purchases	$54	$—
Accrued dividends	$1,083	$—
Shares issued for benefit plans	$83	$—

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

The results of operations for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 — Share-Based Compensation

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

As of September 30, 2016, there were 1,463,155 shares of common stock reserved for issuance under the 2008 Plan. During the first nine months of 2016, options to purchase 100,000 shares were granted under the 2008 Plan, and options to purchase 1,248,155 shares were outstanding under the 2008 Plan as of September 30, 2016.

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

The Board grants restricted stock to non-employee directors under the Company’s 2010 Non-Employee Directors Stock Plan (the “Directors’ Plan”). Restricted stock granted to date under the Directors’ Plan for Board service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the Board, or the director’s death, disability, or retirement. Restricted stock granted under the Directors’ Plan for committee service vest 50% upon grant and 50% on the first to occur of the first anniversary of the grant date, if the director is then still serving on the committee, or the director’s death, disability, or retirement. During the first nine months of 2016, the Company granted 71,344 shares of restricted stock under the

Directors’ Plan. As of September 30, 2016, there were 213,020 shares of common stock available for issuance under the Directors’ Plan.

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

The following table summarizes the Company’s total share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$84	$118	$444	$280

Restricted stock	28	61	179	313

Employee Stock Purchase Plan	—	18	30	49

	$112	$197	$653	$642

The compensation expense to be recognized in future periods with respect to the Company’s employee options and restricted stock is as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Life
As of September 30, 2016	Expense	(in Months)

Stock options	$472	17.9

Restricted stock	$42	3.7

Note 3 — Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 “Statement of Cashflows (Topic 230): Classification of certain cash receipts and cash payments”. The objective of ASU 2016-15 is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for periods beginning after December 15, 2017 with early adoption permitted.  The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements and related disclosures.

In June 2016, FASB issued ASU 2016-13 “Financial Instruments—Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

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

Note 4 — Earnings Per Share

The Company computes income or loss per share under ASC 260 “Earnings Per Share,” which requires presentation of two amounts: basic and diluted loss per common share. Basic loss per common share is computed by dividing income or loss available to common stockholders by the number of weighted average common shares outstanding, and includes all common stock issued.  Diluted earnings include all common stock equivalents.  The Company has not included the preferred stock or outstanding options as common stock equivalents in the computation of diluted loss per share for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015, because the effect would be anti-dilutive.  The Company has not included the outstanding warrants as common stock equivalents in the computation of diluted loss per share for the three and nine months ended September 30, 2016 and 2015, because the effect would be anti-dilutive.

The following table sets forth the basic and diluted (loss) earnings per common share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Earnings (Loss) Per Share - Basic
Income (loss) from continuing operations	$1,054	$1,859	$(9,645)	$(1,006)
Less: Preferred stock dividends	(378)	(336)	(1,083)	(956)
Income available to common stockholders	676	1,523	(10,728)	(1,962)
(Loss) Income from operation of discontinued operations	11	(46)	(36)	(267)
Net income (loss) available to common stockholders	$687	$1,477	$(10,764)	$(2,229)

Weighted average common shares outstanding - Basic	9,679	9,564	9,646	9,539

Basic earnings (loss) per common share	$0.07	$0.15	$(1.12)	$(0.23)

Earnings (Loss) Per Share - Diluted

Net income (loss) available to common stockholders	$687	$1,477	$(10,764)	$(2,229)
Less: Gain from change in derivative liability	(2,077)	(1,272)	—	—
Add: Preferred stock dividends	—	336	—	—
Add: Interest on convertible term notes	952	322	—	—
Net income (loss) applicable to dilutive common stock	$(438)	$863	$(10,764)	$(2,229)

Weighted average common shares outstanding - Basic	9,679	9,564	9,646	9,539
Effect of dilutive securities
Dilutive stock awards	—	248	—	—
Dilutive preferred share conversions	—	4,167	—	—
Dilutive debt conversions	3,718	3,718	—	—
Weighted average common shares outstanding - Diluted	13,397	17,697	9,646	9,539

Diluted (loss) earnings per common share	$(0.03)	$0.05	$(1.12)	$(0.23)

Note 5 — Acquisition of EnerPath

On March 24, 2015, the Company acquired EnerPath International Holding Company, a Delaware corporation (“EnerPath”).  EnerPath is a California-based provider of software solutions and program administration for utility energy efficiency programs. The consideration paid in connection with the EnerPath acquisition was approximately $11.0 million in cash.

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

Unaudited pro forma income statement line items for the nine months ended September 30, 2015 were as follows (amounts in thousands):

Nine Months
Ended September 30,
2015
Revenue	$92,821

Loss from continuing operations	$(240)

Discontinued Operations:
Loss from operation of discontinued business	(267)

Net loss	(507)

Preferred stock dividends	(956)

Net loss available to common stockholders	$(1,463)

Basic and diluted loss per common share from
Continuing operations	$(0.12)
Discontinued operations	(0.03)

Basic and diluted loss per common share	$(0.15)

Basic and diluted weighted-average common shares outstanding	9,539

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

Based upon the initial conversion price of the Bison Note ($3.16), all or any portion of the principal amount of the Bison Note, plus, subject to the terms of the Bison Note, any accrued but unpaid interest, but not more than the principal amount of the Bison Note, may, at the election of the note holder, be converted into 3,718,354 shares of common stock after March 24, 2018 or the occurrence of a change of control of the Company, whichever occurs first. The conversion price is subject to anti-dilution adjustments in connection with stock splits and similar occurrences and certain other events set forth in the Bison Note, including future issuances of common stock or common stock equivalents at effective prices lower than the then-current conversion price. Due to the terms of the anti-dilution provision, the Company separated this conversion feature from the debt instrument and accounts for it as a derivative liability that must be carried at its estimated fair value with changes in fair value reflected in the Company’s unaudited Condensed Consolidated Statements of Operations. Upon issuance, the initial estimate of fair value was established as both a derivative liability and as a discount on the Bison Note. That discount, absent the amendments to the Bison Note described below, would have been amortized to interest expense over the term of the Bison Note. The Company determined the estimated fair value of the derivative liability to be $2.2 million and $6.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

On March 30, 2016, the Company entered into a second amendment to the Bison Note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016. Amendment No. 2 included two levels of trailing EBITDA targets. Pursuant to Amendment No. 2, the failure to meet the first target of trailing EBITDA for any of these quarters would for each such quarter result in an additional $250,000 in interest being accrued and added to the note principal. Failure to meet the second target of trailing EBITDA for any of these quarters would for each such quarter result in a further $250,000 in interest being accrued and added to the note principal. As a result of Amendment No. 2, the Company’s failure to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016 would not be an event of default under the Bison Note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if the Company is unable to further amend the Bison Note or significantly improve its EBITDA, the Company’s consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the Bison Note for which Bison could accelerate the Company’s repayment of the indebtedness.

Pursuant to prevailing accounting guidance, Amendment No. 2, for accounting purposes, was treated as an extinguishment of the original amended note and the issuance of a new note, with the conversion derivative left intact and unchanged. Upon extinguishment, the net carrying amount of the extinguished note (including its principal amount and related discounts) of $7.4 million was written off and the fair value of the amended note was established, resulting in a net charge to earnings in the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 of $2.1 million. The fair value of the amended note was determined by reference to its probability weighted average expected cash flows discounted at an estimated market interest rate for a hypothetical similar non-convertible note issued by the Company. The March 30, 2016 carrying value of $9.5 million will incur interest charges at an effective interest rate required to result in the ultimate amount of cash flows needed to service the Bison Note. As of March 30, 2016, that effective interest rate was estimated at 26.4% but may change depending on actual cash requirements to service the Bison Note pursuant to the various interest payment alternatives described above.

As of September 30, 2016, the Company was not in compliance with the revised covenants related to minimum consolidated EBITDA and, as a result, $0.5 million of interest was accrued and added to the note principal. The Company was also not compliant as of March 31, 2016 and June 30, 2016 and as a result, $0.5 million of interest was accrued and added to the note principal at these period ends. During the nine months ended September 30, 2016 $2.7 million of interest was accrued. As of September 30, 2016, $12.7 million of principal and accrued interest was outstanding under the Bison Note.

Note 7 — Sale of Series C Preferred Stock

On December 23, 2014, the Company entered into a Preferred Stock Purchase Agreement with Bison, pursuant to which Bison purchased 10,000 shares of the Company’s Series C Preferred Stock at a price of $1,000 per share of Series C Preferred Stock.

The shares of Series C Preferred Stock are entitled to an accruing dividend of 12.5% per annum of their base amount (subject to adjustments for stock splits, combinations and similar recapitalizations), payable every six months. The base amount is adjusted on each dividend payment date for the unpaid dividends accrued. The Company accrued dividends of $0.4 million and $1.1 million during the three months and nine months ended September 30, 2016, respectively.

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

The Shareholder Agreement also provides Bison with certain operational consent rights and director appointment rights that apply so long as Bison holds at least five percent of the total voting power of the Company. The stockholders of the Company party to the Shareholder Agreement have agreed to vote in favor of Bison’s director appointees. The Shareholder Agreement entitles Bison to appoint one director to the Company’s Compensation Committee and any new board committee that is established, other than the Audit Committee or the Governance and Nominating Committee. It also entitles Bison to receive certain financial information. Bison may not, subject to certain exceptions in the Shareholder Agreement, acquire additional shares of common stock or seek to influence the management of the Company without the Company’s consent. Such restrictions will no longer apply upon certain changes of control of the Company.

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

On March 24, 2015, the Company amended and restated the Shareholder Agreement (as amended and restated, the “Amended and Restated Shareholder Agreement”) and that certain Registration Rights Agreement dated December 23, 2014 by and among the Company, Bison and certain other stockholders of the Company (as amended and restated, the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Shareholder Agreement, in the event the Company proposes to issue new securities (subject to certain exceptions), the Company must allow Bison to purchase a proportion of the new securities equal to the number of shares of common stock beneficially owned by Bison (including the shares of common stock into which the Bison Note could convert) divided by the total number of shares of common stock outstanding on a fully-diluted basis. The certain operational consent rights and director appointment rights held by Bison under the Shareholder Agreement remain in the Amended and Restated Shareholder Agreement; provided, however, that, in the event Bison is no longer entitled to designate at least one director under the terms of the Series C Preferred Stock, Bison will be entitled under the Amended and Restated Shareholder Agreement to designate that number of directors that is consistent with its ownership of common stock (including shares of common stock that are convertible from the Series C Preferred Stock and the Bison Note, assuming the Bison Note was immediately convertible) if it holds at least five percent of the common stock (computed in the same fashion).

Pursuant to the Amended and Restated Registration Rights Agreement, Bison is entitled to certain registration rights in connection with the common stock into which its shares of Series C Preferred Stock and the Bison Note may convert, including the right to demand the registration of such shares at any time after December 23, 2015 and rights to include such shares in other registration statements filed by the Company. Additionally, Mr. Kiphart and the John Thomas Hurvis Revocable Trust are entitled to include certain of their shares of common stock in a registration statement filed by the Company. The Company has agreed to indemnify the other parties to the Amended and Restated Registration Rights Agreement in connection with any claims related to their sale of securities under a registration statement, subject to certain exceptions. Mr. Kiphart passed away on September 10, 2016.  References herein to Mr. Kiphart may refer to his successors, as applicable.

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

Note 9 — Line of Credit — Heritage Bank of Commerce

On July 24, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce (the “Bank”), whereby the Bank agreed to make available to the Company a secured credit facility (the “Credit Facility”) consisting of a $6.0 million revolving line of credit which the Company may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, the Company issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60,000 in the aggregate. The warrant is accounted for as a derivative. As of September 30, 2016 it was valued at approximately $31,000. This amount was recorded as a liability in Long-Term debt - Related Party on the Condensed Consolidated Balance Sheet.

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

The Second Amendment extended the maturity date one year to July 24, 2018 and required the Company to achieve revised rolling four-quarter EBITDA targets, measured as of the last day of each quarter, as follows:  $2,179,000 for the quarter ended March 31, 2016; $2,006,000 for the quarter ended June 30, 2016; $2,437,000 for the quarter ending September 30, 2016; and $3,995,000 for the quarter ending December 31, 2016.  Except as specifically amended and modified by the Second Amendment, all other terms and conditions of the Loan Agreement remained in effect.

On November 9, 2016, the Company entered into a further amendment (the “Third Amendment”) to the Loan Agreement with the Bank. The Third Amendment had a retrospective impact on the Credit Facility and EBITDA targets for the quarter ending September 30, 2016. In conjunction with the Third Amendment, the Bank also issued a waiver for the quarter ending June 30, 2016 covenant targets.

The Third Amendment reduced the Credit Facility to $6.0 million and increased the variable interest rate to prime rate plus 2.5%. The Third Amendment also requires the Company to achieve quarterly EBITDA targets, as follows:  ($1.0) million loss for the quarter ending September 30, 2016; and $1.0 million for the quarter ending December 31, 2016.  The Company and the Bank agreed to negotiate and agree on EBITDA targets for 2017 by February 15, 2017, absent which all amounts then outstanding would be due and payable on March 31, 2017. Similarly, EBITDA targets for 2018 shall be set by February 15, 2018 or the amounts then outstanding shall become due and payable on March 31, 2018. Except as specifically amended and modified by the Third Amendment, all other terms and conditions of the Loan Agreement remain in effect.

As of September 30, 2016, the Company was in compliance with its asset coverage ratio covenant and its EBITDA covenant with the Bank. As of September 30, 2016, the calculation of the borrowing base left approximately $4.6 million available to draw down from the Credit Facility. As of September 30, 2016, the Company has not drawn down on the Credit Facility.

Note 10 — Preferred Stock Dividends

The Company accrued dividends of $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, on its Series C Preferred Stock.

Note 11 — Legal Matters

SEC Investigation.  On October 17, 2016, the Company and the Securities and Exchange Commission (the “SEC”) reached a settlement with respect to the previously-disclosed SEC investigation into the Company’s revenue recognition practices and financial reporting during the 2010 to 2012 reporting periods. In connection with the settlement process, the SEC filed a complaint against the Company and four former officers in the U.S. District Court for the Southern District of New York.

The Company, without admitting or denying the allegations in the SEC’s complaint, had consented to the entry of a final judgment pursuant to which it would pay a civil monetary penalty of $1 million, payable in 5 equal installments over the next 12 months. The first payment was made in October 2016. The remaining payments are due in January, April, July and October 2017.

On October 18, 2016, the Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 13a-1, and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty.

An accrual for the civil penalty amount was established and expensed in the second fiscal quarter of 2016, as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016. During the third fiscal quarter of 2016, the Company received approximately $0.2 million from insurance relating to the clawback of bonuses from the former officers of the Company during the impacted period 2010 to 2012. This amount was recorded in Other income (expense) on the Condensed Consolidated Statements of Operations.

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

The revenue and operating loss related to discontinued operations were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$10

Operating profit (loss)	$11	$(46)	$(36)	$(267)

The assets and liabilities related to discontinued operations were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable, net	$32	$90
Total current assets	32	90
Total Assets	$32	$90
Accrued expenses	$112	$117
Unearned revenue	3	3
Customer deposits	18	18
Total current liabilities	133	138
Total Liabilities	$133	$138

Note 13 — Business Segment Information

All of the Company’s operations, including EnerPath, which was acquired on March 24, 2015, are included in one reportable segment, the Energy Efficiency segment.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law. See “Cautionary Note Regarding Forward-Looking Statements”, above.

Overview

We are a leader in designing and implementing energy efficiency programs that enable our utility clients to help underserved markets and achieve their energy reduction goals. We offer utilities energy efficiency program delivery services targeted to their small and medium-sized business customers.  Our programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment.  This service allows the utility to delay investments in transmission and distribution upgrades and new power plants while cost-effectively complying with environmental regulations. The same programs provide benefits to their customers in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment.

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

NASDAQ Stock Market LLC delisting

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

On August 29, 2016, the hearing panel (the “Panel”) of NASDAQ notified the Company that it had determined to delist the Company’s common shares from The Nasdaq Capital Market and to suspend trading in the Company’s common shares effective at the open of market on August 31, 2016. The Company determined not to appeal the Panel’s determination after the Company’s Board of Directors determined that the costs of being a reporting company under the Exchange Act currently outweigh the benefits and that it is no longer in the Company’s best interests or the best interests of the Company’s stockholders for the Company to remain subject to the reporting requirements of the Exchange Act, as further discussed in the preliminary proxy statement filed by the Company on October 7, 2016, as amended on November 14, 2016.

In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC on November 10, 2016, to delist the Company’s common shares from NASDAQ. The application becomes effective on November 20, 2016.

Since August 31, 2016, the Company’s common shares have been quoted on The Pink Open Market of OTC Markets Group Inc., under the trading symbol “LIME”.

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

Other Income (Expense)

Other income (expense) includes the extinguishment of debt charge from fair valuing our subordinated convertible note upon amendment, the change in fair value on the convertible feature of our convertible debt, the charge relating to the SEC investigation and amounts recovered against this and the net interest expense consisting of interest expense net of interest income.

Net interest expense represents the interest costs associated with our subordinated convertible term note (including amortization of the related debt discount and issuance costs).  Interest income includes earnings on our invested cash balances and amortization of the discount on our long-term receivables.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Consolidated Results (in thousands)

	Three Months Ended
	September 30,		Change
	2016	2015	$	%

Revenue	$25,721	$32,160	$(6,439)	-20.0%
Cost of sales	16,998	21,125	(4,127)	-19.5%
Gross profit	8,723	11,035	(2,312)	-21.0%

Selling, general and administrative expenses	8,724	9,352	(628)	-6.7%
Acquisition costs	—	529	(529)	-100.0%
Amortization of intangibles	335	285	50	17.5%
Operating income (loss)	(336)	869	(1,205)	-138.7%

Other income, net	1,422	993	429	43.2%

Income from continuing operations before income taxes	1,086	1,862	(776)	-41.7%

Income tax expense	(32)	(3)	(29)	966.7%

Income from continuing operations	1,054	1,859	(805)	-43.3%

Income (loss) from operation of discontinued business	11	(46)	57	-123.9%

Net income	$1,065	$1,813	$(748)	-41.3%

The following table presents our consolidated results of operations as a percentage of revenue for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015

Revenue	100.0%	100.0%
Cost of sales	66.1%	65.7%
Gross profit	33.9%	34.3%

Selling, general and administrative expenses	33.9%	29.1%
Acquisition costs	0.0%	1.6%
Amortization of intangibles	1.3%	0.9%
Operating income (loss)	-1.3%	2.7%

Other income, net	5.5%	3.1%

Income from continuing operations before income taxes	4.2%	5.8%

Income tax expense	-0.1%	0.0%

Income from continuing operations	4.1%	5.8%

Income (loss) from operation of discontinued business	0.0%	-0.1%

Net income	4.1%	5.6%

Revenue

Our revenue for the three months ended September 30, 2016 decreased $6.4 million, or 20.0%, compared to the three months ended September 30, 2015.

The decrease in revenue was driven primarily by interruption in the New Jersey’s Clean Energy Program, Small & Medium Business Direct Install Program (“NJDI”) which expired on December 31, 2015. In September 2016, the Company received a multi-year direct install contract from the NJDI program manager to be a participating contractor, exclusively serving commercial customers in the following counties: Bergen, Hudson, Passaic and Sussex.  We expect to recognize revenue from the renewed contract in the fourth quarter of 2016.

Gross Profit

Our gross profit for the three months ended September 30, 2016 decreased $2.3 million, or 21.0%, compared to the three months ended September 30, 2015. $2.2 million of the decrease was due to the decrease in revenue. The remaining $0.1 million was a result of lower gross profit margin in individual projects. This was primarily due to the mix of utility programs, a shift in utility measures, and various cost overruns on projects.

Selling, General and Administrative Expenses

Our SG&A expenses for the three months ended September 30, 2016 decreased $0.6 million, or 6.7%, compared to the three months ended September 30, 2015. The decrease was primarily due to cost reduction initiatives.

Acquisition Costs

During the three months ended September 30, 2015, we incurred costs of $0.5 million in connection with our acquisition of EnerPath. These costs included legal, accounting, banking, and other related transaction expenses. We did not incur any acquisition costs in the three months ended September 30, 2016.

Other income (expense), net

Other income, net, increased by $0.4 million due to the gain from change in derivative liability, partially offset by the interest expense.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value, which was determined to be $2.2 million and $4.3 million as of September 30, 2016 and June 30, 2016, respectively. The decrease in the liability of $2.1 million was recorded as a gain from the change in fair value of derivative liability in the three months ended September 30, 2016. The increase in the liability in the three months ended September 30, 2015 was $1.3 million.

The increase in net interest expense was primarily a result of $0.5 million of additional interest charged on the Bison Note in the three months ended September 30, 2016 as a result our failure to comply with covenants under the note.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Consolidated Results (in thousands)

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%

Revenue	$69,884	$82,409	$(12,525)	-15.2%
Cost of sales	47,979	55,003	(7,024)	-12.8%
Gross profit	21,905	27,406	(5,501)	-20.1%

Selling, general and administrative expenses	28,931	24,571	4,360	17.7%
Acquisition costs	407	1,467	(1,060)	-72.3%
Amortization of intangibles	1,005	594	411	69.2%
Operating loss (income)	(8,438)	774	(9,212)	-1190.2%

Other expense, net	(1,167)	(2,945)	1,778	-60.4%

Loss from continuing operations before income taxes	(9,605)	(2,171)	(7,434)	342.4%

Income tax benefit (expense)	(40)	1,165	(1,205)	-103.4%

Loss from continuing operations	(9,645)	(1,006)	(8,639)	858.7%

Loss from operation of discontinued business	(36)	(267)	231	-86.5%

Net loss	$(9,681)	$(1,273)	$(8,408)	660.5%

The following table presents our consolidated results of operations as a percentage of revenue for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015

Revenue	100.0%	100.0%
Cost of sales	68.7%	66.7%
Gross profit	31.3%	33.3%

Selling, general and administrative expenses	41.4%	29.8%
Acquisition costs	0.6%	1.8%
Amortization of intangibles	1.4%	0.7%
Operating loss (income)	-12.1%	0.9%

Other expense, net	-1.7%	-3.6%

Loss from continuing operations before income taxes	-13.7%	-2.6%

Income tax benefit (expense)	-0.1%	1.4%

Loss from continuing operations	-13.8%	-1.2%

Loss from operation of discontinued business	-0.1%	-0.3%

Net loss	-13.9%	-1.5%

Revenue

Our revenue for the nine months ended September 30, 2016 decreased $12.5 million, or 15.2%, compared to the nine months ended September 30, 2015.

The decrease in revenue was driven primarily by decreases in revenue generated from Los Angeles Department of Water and Power Program (“LADWP”) and NJDI, partially offset by increased revenue from other programs acquired as part of the EnerPath acquisition in March 2015.

The LADWP program, acquired as part of the EnerPath acquisition, expired on December 31, 2015. Although a contract extension was successful; administrative delays meant that revenue streams did not commence until April 2016.

The NJDI program also expired on December 31, 2015. In September 2016, the Company received a multi-year direct install contract from the NJDI program manager to be a participating contractor, exclusively serving commercial customers in the following counties: Bergen, Hudson, Passaic and Sussex.  We expect to recognize revenue from the renewed contract in the fourth quarter of 2016.

Gross Profit

Our gross profit for the nine months ended September 30, 2016 decreased $5.5 million, or 20.1%, compared to the nine months ended September 30, 2015. $4.2 million of the decrease was due to the decrease in revenue. The remaining $1.3 million was a result of lower gross profit margins in individual projects. This was primarily due to the mix of utility programs, a shift in utility measures, and various cost overruns on projects.

Selling, General and Administrative Expenses

Our SG&A expenses for the nine months ended September 30, 2016 increased $4.4 million, or 17.7%, compared to the nine months ended September 30, 2015. The increase was primarily due to our EnerPath acquisition, as well as increased I.T. development work resulting in increased consulting expense and increased depreciation expense from the capitalized elements, in addition to severance charges relating to the departure of our previous CFO, partially offset by cost reduction initiatives.

Acquisition Costs

Acquisition costs for the nine months ended September 30, 2016 decreased $1.1 million, or 72.3%, compared to the nine months ended September 30, 2015, during which we completed our EnerPath acquisition. Acquisition costs relate to acquisition activities, including legal, accounting, banking and other expenses.

Amortization of Intangibles

Amortization of intangibles for the nine months ended September 30, 2016 increased $0.4 million, compared to the nine months ended September 30, 2015. This increase was primarily due to an increase in amortization relating to the acquisition of EnerPath.

Other expense, net

Other expense, net was $1.2 million for the nine months ended September 30, 2016, compared to $2.9 million for the nine months ended September 30, 2015.

The decrease in expense of $1.7 million was primarily a result of a $5.3 million increase in the gain from the change in derivative liability, offset by a $2.2 million increase in net interest expense, a $0.8 million net charge for the SEC investigation and a $0.6 million increase in the extinguishment of debt charge.

A conversion feature included in the Bison Note is required to be bifurcated and recorded as a derivative liability. The derivative liability is recorded at fair value, which was determined to be $2.2 million and $6.7 million as of September 30, 2016 and December 31, 2015, respectively. The decrease in the liability of $4.5 million was recorded as a gain from the change in fair value of derivative liability in the nine months ended September 30, 2016. The increase in the liability in the nine months ended September 30, 2015 was $0.8 million.

The increase in net interest was primarily a result of the Bison Note, which we issued on March 24, 2015. In addition to the standard interest, $1.0 million of additional interest was charged on the Bison Note in the nine months ended September 30, 2016 as a result of our failure to meet our EBITDA covenants under the note.

We have recorded a charge of $1.0 million in the nine months ended September 30, 2016 reflecting the civil penalty to be paid as a result of the SEC investigation described in Note 11. During the nine months ended September 30, 2015, the likelihood of a fine was probable, but not estimable and therefore no charge was recorded.

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

Income Tax Benefit

Income tax benefit was $1.2 million for the nine months ended September 30, 2015. There was a negligible income tax liability for the nine months ended September 30, 2016. Income tax benefit in 2015 included the release of a portion of the valuation allowance recorded against the Company’s deferred income tax assets. The valuation allowance was relieved when the Company acquired a net deferred income tax liability upon the acquisition of EnerPath.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the Subordinated Convertible Term Notes and the Series C Preferred Stock, and access to a secured line of credit. We plan to finance our future operating liquidity and capital needs in a manner consistent with our past practice. Despite a reduction in the size of our line of credit with Heritage Bank, believe that the line of credit, combined with funds expected to be generated from operations, will be sufficient to meet our current liquidity requirements.

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

As of September 30, 2016, the Company had cash and cash equivalents of $0.9 million, compared to $6.7 million (including $1.3 million of restricted cash) as of December 31, 2015.

Subordinated Convertible Term Note

On March 24, 2015, we issued a $11,750,000 subordinated convertible note due March 24, 2020 to Bison. The proceeds were used to finance the EnerPath Acquisition and to pay $0.9 million of fees and expenses incurred in connection with the acquisition and the issuance of the note.

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

On March 30, 2016, we entered into a second amendment to the note (“Amendment No. 2”). Amendment No. 2 revised the covenants related to minimum consolidated EBITDA for the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016. Amendment No. 2 included two levels of trailing EBITDA targets. Pursuant to Amendment No. 2, the failure to meet the first target of trailing EBITDA for any of these quarters would for each such quarter result in an additional $250,000 in interest being accrued and added to the note principal. Failure to meet the second target of trailing EBITDA for any of these quarters would for each such quarter result in a further $250,000 in interest being accrued and added to the note principal. As a result of Amendment No. 2, the Company’s failure to meet the specified trailing EBITDA targets for any of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2016 would not be an event of default under the note. Amendment No. 2 did not, however, revise the required minimum consolidated EBITDA targets for periods subsequent to December 31, 2016. Going forward, if we are unable to further amend the note or significantly improve our EBITDA, our consolidated EBITDA may not exceed the minimum consolidated EBITDA tests required by the Bison Note and, as a result, an event of default would exist under the note for which Bison could accelerate our repayment of the indebtedness.

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

As of September 30, 2016, we were not in compliance with the revised covenants related to minimum consolidated EBITDA and, as a result, $0.5 million of interest was accrued and added to the note principal. We were also not compliant as of March 31, 2016 and June 30, 2016 and as a result, $0.5 million of interest was accrued and added to the note principal at these periods. $2.7 million of interest was accrued during the nine months ended September 30, 2016. As of September 30, 2016, $12.7 million of principal and accrued interest was outstanding under the Bison Note.

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

At any time after the fourth anniversary of the closing date (that is, December 23, 2018), we shall have the right to redeem all, but not less than all, of the shares of Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends, with such redemption to occur 30 days after the Company’s giving notice thereof to the holder(s) of the shares of Series C Preferred Stock. During such 30-day period, the holders of the Series C Preferred Stock may convert the Series C Preferred Stock to common stock in lieu of receiving the redemption payment. At any time after the fourth anniversary of the closing date, a holder of Series C Preferred Stock shall have the right to require us to redeem all or a portion of its Series C Preferred Stock for an amount equal to the original issue price of the shares plus all accrued but unpaid dividends. In the event we fail to make the required redemption payment by the date fixed for such payment, the dividend rate will increase to 15% per annum and increase by an additional 1% per annum each quarter until paid. There can be no assurance that we will have access to the capital resources required to redeem all or any portion of the Series C Preferred Stock, if the holders so require at or after the fourth anniversary of the closing date.

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

The Shareholder Agreement also provides Bison with certain operational consent rights and director appointment rights that apply so long as Bison holds at least five percent of the total voting power of the Company. The stockholders of the Company party to the Shareholder Agreement have agreed to vote in favor of Bison’s director appointees. The Shareholder Agreement entitles Bison to appoint one director to the Company’s Compensation Committee and any new board committee that is established, other than the Audit Committee or the Governance and Nominating Committee. It also entitles Bison to receive certain financial information. Bison may not, subject to certain exceptions in the Shareholder Agreement, acquire additional shares of common stock or seek to influence the management of the Company without the Company’s consent. Such restrictions will no longer apply upon certain changes of control of the Company.

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

We used the cash proceeds from the sale of the Series C Preferred Stock for general corporate purposes.

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

Line of Credit — Heritage Bank of Commerce

On July 24, 2015, we entered into the Loan Agreement with the Bank, whereby the Bank agreed to make available to us a secured Credit Facility consisting of a $6.0 million revolving line of credit which we may draw upon from time to time, subject to the calculation and limitation of a borrowing base, for working capital and other general corporate purposes. As additional incentive to the Bank to enter into the Credit Facility and make available to the Company funds thereunder, we issued to the Bank a warrant to purchase shares of the Company’s common stock up to $60,000 in the aggregate. The warrant is accounted for as a derivative. As of September 30, 2016 it was valued at approximately $31,000. This amount was recorded as a liability in Long-Term debt - Related Party on the Condensed Consolidated Balance Sheet.

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

The Second Amendment also extended the maturity date one year to July 24, 2018 and required the Company to achieve revised rolling four-quarter EBITDA targets, measured as of the last day of each quarter, as follows:  $2,179,000 for the quarter ended March 31, 2016; $2,006,000 for the quarter ended June 30, 2016; $2,437,000 for the quarter ending September 30, 2016; and $3,995,000 for the quarter ending December 31, 2016.  Except as specifically amended and modified by the Second Amendment, all other terms and conditions of the Loan Agreement remained in effect.

On November 9, 2016, the Company entered into a further amendment (the “Third Amendment”) to the Loan Agreement with the Bank. The Third Amendment had a retrospective impact on the Credit Facility and EBITDA targets for the quarter ending September 30, 2016. In conjunction with the Third Amendment, the Bank also issued a waiver for the quarter ending June 30, 2016 covenant targets.

The Third Amendment reduced the Credit Facility to $6.0 million and increased the variable interest rate to prime rate plus 2.5%. The Third Amendment also requires the Company to achieve revised rolling four-quarter EBITDA targets, measured as of the last day of each quarter, as follows:  ($1.0) million loss for the quarter ending September 30, 2016; and $1.0 million for the quarter ending December 31, 2016.  The Company and the Bank agreed to negotiate and agree on EBITDA targets for 2017 by January 15, 2017, absent which all amounts then outstanding would be due and payable on March 31, 2017. Similarly, EBITDA targets for 2018 shall be set by January 15, 2018 or the amounts then outstanding shall become due and payable on March 31, 2018. Except as specifically amended and modified by the Third Amendment, all other terms and conditions of the Loan Agreement remain in effect.

As of September 30, 2016, we were in compliance with the asset coverage ratio covenant and the EBITDA covenant with the Bank. As of September 30, 2016, the calculation of the borrowing base left approximately $4.6 million available to draw down from the Credit Facility. As of September 30, 2016, we had not drawn down on the Credit Facility.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (in thousands):

Nine months ended September 30,	2016	2015

Net cash (used in) provided by operating activities	$(3,194)	$1,951
Net cash used in investing activities	(1,245)	(11,930)
Net cash (used in) provided by financing activities	(71)	11,262

Net (decrease) increase in cash and cash equivalents	(4,510)	1,283

Cash and cash equivalents, at beginning of period	5,389	5,473

Cash and cash equivalents, at end of period	$879	$6,756

Cash used in operating activities was $3.2 million during the nine months ended September 30, 2016, compared to cash provided by operating activities of $2.0 million for the nine months ended September 30, 2015.  The decrease in cash provided by operating activities of $5.2 million was primarily due to a $6.1 million decrease in net cash provided by our business activities, partially offset by a $0.9 million increase in working capital.

Cash used in investing activities was $1.2 million for the nine months ended September 30, 2016, compared to $11.9 million for the nine months ended September 30, 2015. The decrease was primarily due to the acquisition of EnerPath in 2015, with no similar expenditures in 2016.

Cash used in financing activities was $0.1 million for the nine months ended September 30, 2016, compared to cash provided by financing activities of $11.3 million for the nine months ended September 30, 2015. The increase in cash used was primarily due to the proceeds from the issuance of the Bison Note in 2015, with no similar receipts in 2016.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, maintains our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2016, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the SEC is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

For the nine months ended September 30, 2016, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2015, filed on March 30, 2016. The following supplements and amends those discussions.

SEC Investigation. On October 17, 2016, the Company and the Securities and Exchange Commission (the “SEC”) reached a settlement with respect to the previously-disclosed SEC investigation into the Company’s revenue recognition practices and financial reporting during the 2010 to 2012 reporting periods. In connection with the settlement process, the SEC filed a complaint against the Company and four former officers in the U.S. District Court for the Southern District of New York.

The Company, without admitting or denying the allegations in the SEC’s complaint, had consented to the entry of a final judgment pursuant to which it would pay a civil monetary penalty of $1 million, payable in 5 equal installments over the next 12 months. The first payment was made in October 2016. The remaining payments are due in January, April, July and October 2017.

On October 18, 2016, the Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 13a-1, and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty.

An accrual for the civil penalty amount was established and expensed in the second fiscal quarter of 2016, as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016. During the third fiscal quarter of 2016, the Company received approximately $0.2 million insurance relating to the clawback of bonuses from the former officers of the Company during the impacted period 2010 to 2012. This amount was recorded in Other income (expense) on the Condensed Consolidated Statements of Operations.

ITEM 1A.                                       Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” The following supplements that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

The NASDAQ Stock Market LLC (“NASDAQ”) has declined the Company’s requests for continued listing on the NASDAQ Capital Market and LIME shares ceased trading on the NASDAQ Capital Market on August 31, 2016.

The decision by NASDAQ to suspend trading could impair the liquidity of the Company’s common stock and limit the availability and reliability of market quotations for the common stock. Although the common stock currently trades on the over-the-counter market, there can be no assurance that an active market develops or can be sustained. Information regarding the share price and trading volume of the common stock on the over-the-counter market may be reported by market makers on a reporting service of OTC Markets Group Inc. or another third-party bulletin board or reporting service, but there can be no assurance that any such information reflects current bid and asked prices available to investors. OTC Markets is not a stock exchange or a regulated entity. Price quotations are provided by over-the-counter market makers. Any trading opportunities in the over-the-counter market will be dependent upon whether any broker-dealers make a market for the Common Stock. The Company cannot guarantee or anticipate whether the Common Stock will continue to be quoted on an OTC Markets service.

The lack of liquidity provided by a ready market may result in fewer opportunities to utilize equity-based incentive compensation tools to recruit and retain top executive talent. Stock options and other equity-based incentives are typically less attractive if they cannot be turned into cash quickly and easily once earned. Stock options and other equity-based incentives have been a significant part of the Company’s executive compensation packages in the past and the relative illiquidity of the Common Stock will likely make equity-based incentives less attractive to the Company’s executives.  The lack of liquidity may also limit the potential usefulness of the common stock as an acquisition currency and may materially and adversely affect any potential access by the Company to capital markets and its ability to raise capital on acceptable terms, if at all.

Subject to stockholder approval, the board of directors of the Company has approved a reverse/forward stock split to reduce the number of record holders of the Common Stock and to allow the Company to terminate the registration of the Common Stock under the Exchange Act.

If the proposed reverse/forward stock split is effected, the Company intends to terminate the registration of the Common Stock under the Exchange Act. Following deregistration, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.  Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors.  In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the Common Stock with the SEC. In addition, the Company’s executive officers, directors and 10% stockholders will no longer be subject to the recovery of short-swing profits provision of the Exchange Act, and persons acquiring 5% of the Common Stock will no longer be required to report their beneficial ownership under the Exchange Act.

Subject to stockholder approval, the Board has authorized three alternative versions of the proposed reverse/forward split of the Common Stock:

(1) a 1-for-300 reverse stock split followed immediately by a 300-for-1 forward stock split;

(2) a 1-for-500 reverse stock split followed immediately by a 500-for-1 forward stock split; and

(3) a 1-for-1,000 reverse stock split followed immediately by a 1,000-for-1 forward stock split.

For ease of reference, we use the term “Minimum Number” to mean: 300, if the 1-for-300 reverse split is implemented; 500, if the 1-for-500 reverse split is implemented; and 1,000, if the 1-for-1,000 reverse split is implemented.

The reverse stock split would cause each of the stockholders owning of record fewer than the Minimum Number of shares of Common Stock immediately before the reverse stock split (sometimes referred to as the “Cashed-Out Stockholders”) to have a fractional share of less than one whole share after giving effect to the reverse stock split.

The Company does not intend to issue any fractional shares in the reverse stock split. Rather, instead of being issued fractional shares, each Cashed-Out Stockholder will receive a cash payment for such stockholder’s fractional interests resulting from the reverse stock split. The Board has determined to pay each Cashed-Out Stockholder at least two dollars and forty-nine cents ($2.49) for each share of Common Stock held of record by the Cashed-Out Stockholder immediately before the Reverse Stock Split.

After the Reverse/Forward Stock Split, Cashed-Out Stockholders will no longer have any ownership interest in the Company and will no longer participate in the Company’s future earnings and growth.

Stockholders who hold of record more than the Minimum Number of shares of Common Stock before the Reverse Stock Split will not be cashed-out. Cash consideration will only be paid for the fractional interests of the Cashed-Out Stockholders.

The Company has filed a preliminary proxy statement that includes important information regarding the proposed reverse/forward stock split.  A definitive proxy statement will be filed with the Securities and Exchange Commission and mailed to stockholders at least 20 calendar days prior to the special stockholders meeting at which the proposed transaction will be voted on. Stockholders are urged to read the definitive proxy statement carefully.

Item 6.         EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIME ENERGY CO.:

Dated: November 14, 2016	By:	/s/ C. Adam Procell
C. Adam Procell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Bruce Torkelson
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

10.3*	Third Amendment, dated November 9, 2016, to Loan and Security Agreement, dated July 24, 2015, between the Company and Heritage Bank of Commerce

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+   Management contract or compensation plan or arrangement

*   Filed herewith

** Furnished herewith